Form 10-Q
period 1998-06-30
WASHINGTON BANKING CO
filed 1998-08-14
CIK 1058690

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-24503


                           WASHINGTON BANKING COMPANY
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Washington                                   91-1725825
--------------------------------------------------------------------------------
         (State or other jurisdiction of                    (I.R.S. Employer
         incorporation or organization)                   Identification Number)


               1421 S.W. Barlow Street
               Oak Harbor, Washington                            98277
--------------------------------------------------------------------------------
         (Address of principal executive offices)              (Zip Code)


                                 (360) 679-3121
--------------------------------------------------------------------------------
    (Issuer's telephone number, including area code)



--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

        The number of shares of the issuer's Common Stock outstanding at
                          July 31, 1998 was 4,189,050.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION

                                                                                                      Page
                                                                                                      ----
Item 1. Financial statements

                  Consolidated Statements of Financial Condition - June 30, 1998
                  and December 31, 1997..............................................................  3

                  Consolidated Statements of Income - three months and
                  six months ended June 30, 1998 and 1997............................................  4

                  Consolidated Statements of Shareholders' Equity -
                  six months ended June 30, 1998.....................................................  5

                  Consolidated Statements of Cash Flows -
                  six months ended June 30, 1998 and 1997............................................  6

                  Notes to Condensed Consolidated financial statements...............................  7

Item 2. Management Discussion and Analysis of Financial Condition
         and Results of Operations...................................................................  10

Item 3. Interest Rate Sensitivity....................................................................  15



                                       PART II -- OTHER INFORMATION

Item 2. Change in Securities and Use of Proceeds.....................................................  16

Item 6. Exhibits and reports on Form 8-K.............................................................  17

         Signatures..................................................................................  17

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Financial Condition

                       June 30, 1998 and December 31, 1997

                  (Dollars in thousands, except per share data)

                                                                JUNE 30,    DECEMBER 31,
                  ASSETS                                          1998         1997
                                                             --------------------------
                                                               (UNAUDITED)
Cash and due from banks                                         $ 14,527         6,263
Interest bearing deposits                                         10,857            --
Federal funds sold                                                 8,900         1,750
                                                                --------      --------
     Total cash and cash equivalents                              34,284         8,013
                                                                --------      --------
Federal Home Loan Bank stock                                         709           682
Investment securities, available-for-sale                          7,030         5,521
Investment securities, held-to-maturity                           23,299        23,508
                                                                --------      --------
     Total investment securities                                  31,038        29,711
                                                                --------      --------
Loans receivable, net                                            130,224       116,239
Premises and equipment, net                                        6,010         4,287
Other real estate owned                                              115            30
Deferred tax asset                                                   368           370
Other assets                                                       1,530         1,418
                                                                --------      --------
     Total assets                                               $203,569       160,068
                                                                ========      ========


     LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                    $173,824       146,394
    Other liabilities                                              1,066           639
                                                                --------      --------
     Total liabilities                                           174,890       147,033
                                                                --------      --------

Shareholders' Equity:
    Preferred stock, no par value. Authorized 20,000 shares;
       no shares issued or outstanding                                --            --
    Common stock, no par value. Authorized 10,000,000 shares,
       issued and outstanding 4,189,050 and 2,809,050 shares
       June 30, 1998 and December 31, 1997                        17,836         2,943
    Retained earnings                                             10,824        10,075
    Accumulated other comprehensive income, net                       19            17
                                                                --------      --------
     Total shareholders' equity                                   28,679        13,035
                                                                --------      --------
     Total liabilities and shareholders' equity                 $203,569       160,068
                                                                ========      ========



See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                  Condensed Consolidated Statements of Income

                Three and six months ended June 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except per share data)

                                                                               THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                                   JUNE 30                 JUNE 30
                                                                            1988            1997         1998           1997
                                                                         ----------     ----------    ----------      ---------
Interest income:
    Interest and fees on loans                                           $    3,151          2,445         6,075     $    4,534
    Interest on taxable investment securities                                   269            272           530            530
    Interest on tax-exempt investment securities                                129            101           266            201
    Dividends on FHLB stock                                                      14              7            27             13
    Interest on Federal funds sold                                               40             19            72             40
                                                                         ----------     ----------    ----------     ----------
       Total interest income                                                  3,603          2,844         6,970          5,318
Interest expense                                                              1,415          1,021         2,730          1,891
                                                                         ----------     ----------    ----------     ----------
       Net interest income                                                    2,188          1,823         4,240          3,427
Provision for loan losses                                                       150            105           345            210
                                                                         ----------     ----------    ----------     ----------
       Net interest income after provision
          for loan losses                                                     2,038          1,718         3,895          3,217
                                                                         ----------     ----------    ----------     ----------
Non-interest income:
    Service charges on deposits                                                 255            276           566            549
    Other                                                                       175            109           344            198
                                                                         ----------     ----------    ----------     ----------
       Total non-interest income                                                430            385           910            747
                                                                         ----------     ----------    ----------     ----------
Non-interest expense:
    Salaries and benefits                                                       648            444         1,312            993
    Occupancy expense                                                           373            296           631            513
    Merchant credit card expense                                                113             76           187            140
    Office supplies and printing                                                101             72           166            154
    Insurance expense                                                            92             73           172            114
    Data processing                                                              65             50           128            103
    Consulting and professional fees                                             15             11            61             22
    Other                                                                       381            310           847            564
                                                                         ----------     ----------    ----------     ----------
       Total non-interest expense                                             1,788          1,332         3,504          2,603
                                                                         ----------     ----------    ----------     ----------
       Income before income taxes                                               680            771         1,301          1,361
Provision for income taxes                                                      160            261           365            523
                                                                         ----------     ----------    ----------     ----------
       Net income                                                        $      520            510           936     $      838
                                                                         ==========     ==========    ==========     ==========
Net income per share, basic                                              $     0.16           0.18          0.31     $     0.30
                                                                         ==========     ==========    ==========     ==========
Net income per share, diluted                                            $     0.15           0.17          0.30     $     0.28
                                                                         ==========     ==========    ==========     ==========
Average number of shares outstanding, basic                               3,158,138      2,812,840     2,983,594      2,809,169
Average number of shares outstanding, diluted                             3,354,850      2,977,220     3,171,836      2,973,549




See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

           Condensed Consolidated Statements of Shareholders' Equity

                                 June 30, 1998

                  (Dollars in thousands except per share data)

                                                                               ACCUMULATED
                                                                                  OTHER
                                                                              COMPREHENSIVE      TOTAL
                                               COMMON STOCK         RETAINED      INCOME      SHAREHOLDERS'
                                            SHARES      AMOUNT      EARNINGS    (LOSS), NET      EQUITY
                                           --------    --------     --------    ------------  -------------
Balances at December 31, 1997                2,809      $ 2,943      10,075           17         13,035
Cash dividend, $0.07 per share                                         (187)                       (187)
Net income for six months ended
    June 30, 1998 (unaudited)                   --           --         936           --             936
Unrealized gains/losses for six months
    ended June 30, 1998 (unaudited)             --           --          --            2               2
Net offering proceeds                        1,380       14,893          --           --          14,893
                                           -------      -------      ------     ---------         -------
Balances at June 30, 1998                    4,189      $17,836      10,824           19          28,679
                                           =======      =======      ======     =========         =======




See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                Condensed Consolidated Statements of Cash Flows

                     Six months ended June 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except per share data)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30
                                                                          1998        1997
                                                                        -------      -------
Cash flows from operating activities:
    Net income                                                          $   936          838
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Federal Home Loan Bank stock dividends                            (27)         (13)
          Amortization/accretion of investment premiums/discounts, net       (6)          29
          Provision for loan losses                                         345          210
          Depreciation of premises and equipment                            186          135
    Net increase in other assets                                           (112)        (274)
    Net increase in other liabilities                                       427          171
                                                                        -------      -------
                         Net cash provided by operating activities        1,749        1,096
                                                                        -------      -------
Cash flows from investing activities:

    Purchases of investment securities, available-for-sale               (2,500)        (500)
    Maturities of investment securities, available-for-sale               1,000        1,000
    Purchases of investment securities, held-to-maturity                 (3,290)      (4,195)
    Maturities of investment securities, held-to-maturity                 3,500        2,550
    Net increase in loans                                               (14,415)     (21,620)
    Purchases of premises and equipment                                  (1,909)        (624)
    Purchases of Federal Home Loan Bank stock                                --          (29)
                                                                        -------      -------
                         Net cash used in investing activities          (17,614)     (23,418)
                                                                        -------      -------
Cash flows from financing activities:

    Net increase in deposits                                             27,430       17,204
    Federal funds borrowed                                                   --        6,000
    Dividends paid on common stock                                         (187)          --
    Proceeds from stock options exercised                                    --           59
    Proceeds from stock issued                                           14,893           --
                                                                        -------      -------
                         Net cash provided by financing activities       42,136       23,263
                                                                        -------      -------
                         Net increase in cash and cash equivalents       26,271          941

Cash and cash equivalents at beginning of period                          8,013        5,955
                                                                        -------      -------
Cash and cash equivalents at end of period                              $34,284        6,896
                                                                        =======      =======
Supplemental information:
    Loans foreclosed and transferred to real estate owned               $    85
    Cash paid for interest                                              $ 2,700        1,856
    Cash paid for taxes                                                     445          510
                                                                       ========      =======



See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except for share data)


(1)    DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       DESCRIPTION OF BUSINESS

       Washington Banking Company (WBC), a Washington State bank holding company, was formed on April 30, 1996, Whidbey Island Bank (WIB or Bank), the principal subsidiary of WBC, is a Washington State commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although WIB has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

       BASIS OF PRESENTATION

       The accompanying consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (Company). The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the Company's December 1997 audited consolidated financial statements and notes thereto included in the Company's recent Registration Statement on Form SB-2 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). This statement provides standards for reporting comprehensive, or all inclusive, income. In the Company's case, based on current operations, it would include as an addition or deduction to reported net income, the change in the unrealized gain on investments. This statement will not affect reported net income of the Company. The Company adopted SFAS No. 130 effective January 1, 1998 and has reported comprehensive income for the three and six months ended June 30, 1998 and 1997.

(2)    STOCKHOLDERS' EQUITY

       STOCK OFFERING

       Effective June 23, 1998, the Company sold 1,380,000 shares of its common stock at a subscription price of $12 per share resulting in net proceeds to the Company of approximately $14,893.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except for share data)


       EARNINGS PER SHARE

       The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                THREE MONTHS ENDED JUNE 30, 1998
                                                      -----------------------------------------------------
                                                                             WEIGHTED          PER SHARE
                                                          INCOME          AVERAGE SHARES         AMOUNT
                                                      ---------------    ---------------    ---------------

BASIC EPS
Income available to common shareholders               $           520          3,158,138               0.16
Effect of dilutive securities; stock options                                     196,712                 --
                                                      ---------------    ---------------    ---------------

DILUTED EPS                                           $           520          3,354,850               0.15
                                                      ===============    ===============    ===============


                                                                THREE MONTHS ENDED JUNE 30, 1997
                                                      ----------------------------------------------------
                                                                            WEIGHTED          PER SHARE
                                                          INCOME         AVERAGE SHARES         AMOUNT
                                                      --------------     --------------     --------------

BASIC EPS
Income available to common shareholders               $          510          2,812,840               0.18
Effect of dilutive securities; stock options                      --            164,380                 --
                                                      --------------     --------------     --------------

DILUTED EPS                                           $          510          2,977,220               0.17
                                                      ==============     ==============     ==============

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except for share data)


                                                                 SIX MONTHS ENDED JUNE 30, 1998
                                                      ----------------------------------------------------
                                                                            WEIGHTED           PER SHARE
                                                          INCOME         AVERAGE SHARES          AMOUNT
                                                      --------------     --------------     --------------

BASIC EPS
Income available to common shareholders               $          936          2,983,594               0.31
Effect of dilutive securities; stock options                      --            188,242                 --
                                                      --------------     --------------     --------------

DILUTED EPS                                           $          936          3,171,836               0.30
                                                      ==============     ==============     ==============


                                                                  SIX MONTHS ENDED JUNE 30, 1997
                                                      ----------------------------------------------------
                                                                            WEIGHTED          PER SHARE
                                                          INCOME         AVERAGE SHARES         AMOUNT
                                                      --------------     --------------     --------------

BASIC EPS
Income available to common shareholders               $          838          2,809,169               0.30
Effect of dilutive securities; stock options                      --            164,380                 --
                                                      --------------     --------------     --------------

DILUTED EPS                                           $          838          2,973,549               0.28
                                                      ==============     ==============     ==============


(3)    COMPREHENSIVE INCOME

       Effective January 1, 1998, the Company implemented SFAS No. 130, Reporting Comprehensive Income. Comprehensive income for the three and six months ended June 30, 1998 and 1997 was $527 and $938, respectively, and $515 and $834, respectively. Total comprehensive income for the three and six months ended June 30, 1998 and 1997 consisted of net income and the change in the unrealized gain on investments.


(4)    SUBSEQUENT EVENT

       On August 6, 1998, the Board of Directors declared a cash dividend of $0.035 per share.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Washington Banking Company


         This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors.

OVERVIEW

         The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. The Company was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding Common Stock of the Bank. Currently, the Company and the Bank are Headquartered in Oak Harbor. The Company's only significant business activity has been to hold the Common Stock of the Bank and invest its available funds in accounts at the Bank.

         The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Whidbey Island, while solidifying its market position on the Island. Currently, the geographical expansion is expected to be concentrated in the Burlington / Mt. Vernon area of the Skagit Valley, the Anacortes area to the north of Whidbey Island, and in other areas of Skagit County and in the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if experienced managers and lending officers with a long-standing presence in the area and extensive relationships are available and requisite customer demand exists. In pursuit of growth strategy, in the first and second quarter, respectively, of 1998, the Company opened a full-service branch in Anacortes and a grocery store branch on Camano Island to complement its existing Camano Island branch. By year end 1998 the Company anticipates opening grocery store and mini branch locations in the Mount Vernon and Bellingham areas and other areas complementing its existing branch structure. It also anticipates opening a full-service branch in Freeland, Washington which is located in the southern part of Whidbey Island. The Company expects to relocate the Bellingham office to a larger office by the end of the first quarter of 1999. Such expansion activity can be expected to require the expenditures of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

         The Company's results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company also generated noninterest income primarily through service charges and fees and other sources including merchant credit card account fees. The Company's noninterest expenses consist primarily of compensation and employee expense, and occupancy expense.

FINANCIAL CONDITION

         Total assets increased to $203.6 million at June 30, 1998 from $160.1 million at December 31, 1997, an increase of 27.2%. Of the $43.5 million increase in total assets from December 31, 1997, $14.9 million were funds related to the recent stock offering, which closed June 26, 1998. Net loans totaled $130.2 million at June 30, 1998, an increase of 12.0% from December 31, 1997. Deposits were $173.8 million at June 30, 1998, an increase of 18.7% from December 31, 1997.

         The Company's allowance for loan losses at June 30, 1998 was $1.5 million, or 1.16% of total loans, compared to $1.3 million, or 1.10% of total loans, at December 31, 1997. Nonperforming assets amounted to $1.2 million at June 30, 1998, or 0.61% of total assets, compared to $1.2 million, or 0.74% of total assets, at December 31, 1997.

RESULTS OF OPERATIONS

         Net income for the second quarter of 1998 was $520,000, or $0.15 per diluted share, compared to $510,000, or $0.17 per diluted share, for the second quarter of 1997, an increase in net income of 2.0%. Net income for the six months ended June 30, 1998 was $936,000, $0.30 per diluted share, compared with $838,000, or $0.28 per diluted share for the same period in 1997, an increase in net income of 11.7%. The increase in net income was primarily due to increased net interest income resulting from continued loan growth and noninterest income, partially offset by increased expenses due principally to expansion.

NET INTEREST INCOME

         Net interest income for the second quarter of 1998 increased to $2.2 million, or 20.0%, from $1.8 million in the second quarter of 1997. For the first six months of 1998, net interest income increased to $4.2 million, or 23.7%, from $3.4 million for the same period in 1997. The increase in net interest income is largely due to the overall growth of the Company.

         Net interest margin (net interest income divided by average interest earning assets) decreased to 5.28% in the second quarter of 1998 from 6.12% in the second quarter of 1997. The decrease in net interest margin in the second quarter of 1998 is primarily due to decreased yields on interest earning assets. Average interest earning assets increased to $165.8 million at June 30, 1998, compared to $118.8 million at June 30, 1997, a growth of $47.0 million, or 39.6%, while the average yield on interest earning assets decreased to 8.68%, compared with 9.56% in second quarter of the prior year. The decrease in yields on interest earning assets was caused by a general decline in rates applicable to loans and investments. Average interest bearing liabilities increased to $145.2 million at June 30, 1998 compared to $97.2 million at June 30, 1997, a growth of $48.0 million, or 49.4%, while the average cost of interest bearing liabilities decreased to 3.88% compared with 4.20% for the same period in 1997.

         For the six months ended June 30, 1998, net interest margin decreased to 5.12% from 5.76% for the same period in 1997. This decrease in net interest margin is also primarily due to decreased yields on interest earning assets. The average yield on interest earning assets decreased to 8.40%, from 8.94% for the six months ended June 30, 1997. In comparison, the average cost of interest bearing liabilities decreased to 3.76% from 3.88% in the same period in 1997.

NONINTEREST INCOME AND EXPENSE

         Noninterest income increased $45,000, or 11.7%, in the second quarter of 1998, and $163,000, or 21.8%, for the first six months of 1998, compared with the same periods in 1997. The increase in merchant discount income on credit card transactions contributed significantly to this increase.

         Noninterest expense increased $456,000, or 34.2%, in the second quarter of 1998 and $901,000, or 34.6%, in the first six months of 1998 compared with the same periods in 1997, as the Company pursued its strategy of aggressive growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 46.0% and 26.0%, respectively, for the quarter compared with 1997 and 32.1% and 23.0%, respectively, for the first six months of 1998 compared with the same period in 1997. These increases reflect the Company's growth on Whidbey and Camano Islands and Anacortes, Burlington and Bellingham in Northwestern Washington. Total noninterest expense was 68.3% and 68.0% of total revenues (the sum of net interest income plus noninterest income less non recurring gains) for the second quarter and first six months of 1998, respectively, and 60.3% and 62.4% for the same periods in 1997, respectively.

INCOME TAXES

         For the second quarter and first six months of 1998, the Company recorded income tax provisions of $160,000 and $365,000, respectively. The overall effective tax rate has decreased in 1998 as compared to 1997 due to the increase in interest income on tax-exempt investment securities.

LENDING ACTIVITIES

         The Company originates a wide variety of loans including commercial business loans and consumer loans.

Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:


                                             June 30,              % of            December 31,           % of
    (in thousands)                             1998                Total              1997                Total
-----------------------------------------------------------------------------------------------------------------
Commercial                                   $  56,826                43.1%         $  48,242                41.0%
Real estate commercial and 5 or                 10,342                 7.9              8,711                 7.4
     more family residential
Real estate construction                        13,897                10.6             12,646                10.8
Real estate one to four family                  14,429                10.9             14,258                12.1
Consumer                                        36,293                27.5             33,721                28.7
                                             ---------           ---------          ---------           ---------
Subtotal                                       131,787                 100%           117,578                 100%
                                                                 =========                              =========
Less:  Allowance for loan losses                (1,526)                                (1,296)
Less:  deferred loan fees and other                (37)                                   (43)
-----------------------------------------------------------------------------------------------------------------
Net Loans:                                   $ 130,224                              $ 116,239
                                             =========                              =========


         Total loans increased to $131.8 million at June 30, 1998, representing a 12.1% increase from year-end 1997.

NONPERFORMING ASSETS

         The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

                                                          June 30,       December 31,
     (in thousands)                                        1998              1997
------------------------------------------------------------------------------------
Nonaccrual loans                                          $  508           $  498
Restructured Loans                                           578              653
                                                          -----------------------
                  Total nonperforming loans                1,086            1,151
Real estate owned                                            115               30
---------------------------------------------------------------------------------
                  Total nonperforming assets               1,201            1,181
=================================================================================
Accruing loans past due 90 days or more                   $  209           $    0
Potential problem loans                                       48               11
Allowance for loan losses                                  1,526            1,296
Nonperforming loans to period end loans                     0.82%            0.98%
Allowance for loan losses to period-end loans               1.16             1.10
Allowance for loan losses to nonperforming loans          140.52           112.60
Nonperforming assets to total assets                        0.61             0.74


         Nonperforming loans decreased to $1.1 million, or 0.82% of total loans, at June 30,1998 from $1.2 million at December 31,1997.

         Real estate owned (REO) increased $85,000 to $115,000 at June 30, 1998 from $115,000 at December 31, 1997. During the first six months of 1998, the Company foreclosed on $121,000 of loans collateralized by real estate and transferred the real estate to REO.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES

         The Company recorded a $150,000 provision for loan losses for the second quarter of 1998, compared with $105,000 for the same period a year ago. There were $113,000 in net loan charge-offs during the second quarter of 1998, compared to $25,000 in net charge-offs for the same period in 1997. The Allowance for Loan Losses increased to $1.5 million at June 30, 1998 from $979,000 at June 30, 1997, or 1.16% of total outstanding loans and 140.52% of nonperforming loans at the end of the second quarter 1998 as compared to 0.95% of total loans and 75.37% of nonperforming loans at June 30, 1997.

         For the six months ended June 30, 1998, the provision for loan losses was $345,000 compared to $210,000 for the same period in 1997. Net charge-offs for the first six months of 1998 totaled $115,000 compared to $27,000 for the same period of 1997.

         All provisions for loan losses and the resulting balance of the Allowance for Loan Losses were made based on management's assessment of risk and the quality of the loan portfolio, the objective being to maintain an Allowance for Loan Losses that is adequate to absorb anticipated loan losses; consideration also was given to the Allowance for Loan Loss levels maintained by the Company's national peer group.

         The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                             June 30,
    (in thousands)                                           1998               1997              1998              1997
--------------------------------------------------------------------------------------------------------------------------
    Balance at the beginning of period                      $ 1,489            $   899           $ 1,296           $   796
    Charge offs:
         Commercial                                             (52)                 0               (52)                0
         Real Estate                                             (0)                 0                (0)                0
         Consumer                                               (64)               (30)              (82)              (34)
--------------------------------------------------------------------------------------------------------------------------
                  Total charge-offs                            (116)               (30)             (134)              (34)
    Recoveries:
         Commercial                                               0                  0                 1                 0
         Real Estate                                              0                  0                 0                 0
         Consumer                                                 3                  5                18                 7
--------------------------------------------------------------------------------------------------------------------------
                  Total recoveries                                3                  5                19                 7
--------------------------------------------------------------------------------------------------------------------------
    Net charge-offs                                            (113)               (25)             (115)              (27)
    Provisions for loan losses                                  150                105               345               210
--------------------------------------------------------------------------------------------------------------------------
    Balance at end of Period                                $ 1,526            $   979           $ 1,526           $   979
==========================================================================================================================

LIQUIDITY AND SOURCES OF FUNDS

         The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 1998, the Company had unused lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $30.5 million and unused lines of credit with financial institutions in the amount of $11.0 million, with no advances on these lines of credit as of June 30, 1998.

         Total deposits increased 42.0% to $173.8 million at June 30, 1998 from $122.4 million at June 30, 1997. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

         Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use such funds primarily to make loans and to purchase securities, primarily issued by the federal government and state and local governments.

CAPITAL

         The Company's shareholders' equity increased to $28.7 million at June 30, 1998 from $13.0 million at December 31, 1997. At June 30, 1998, shareholders' equity was 14.09% of total assets compared to 8.14% of total assets at December 31, 1997. The increase in this ratio is a result of additional earnings and net proceeds of approximately $15 million from the Company's initial public offering, in June, 1998.

         Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 3%. At June 30,1998, the Company's leverage ratio was 16.02%, compared with 8.08% at December 31,1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 20.76% and 19.71%, respectively, at June 30,1998, compared with 10.67% and 11.63%, respectively, at December 31,1997.

         During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at June 30,1998.

INTEREST RATE SENSITIVITY

         A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 1998, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1997. For additional information, refer to the Company's Prospectus dated June 23,1998.

YEAR 2000 ISSUE

         The Company utilizes various computer software programs to provide banking products and services to its customers. Many existing computer programs use only two digits to identify a year in the date field and were not designed to consider the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by the Year 2000. The Year 2000 issue affects virtually all companies and organizations.

         The Company has identified all computer software programs used in its business and has established a Year 2000 committee to deal with this issue. Although the work of the Year 2000 committee has not been completed, management does not expect any material difficulties. The Company has budgeted $150,000 to complete its evaluation and implementation of any required changes.

PART II - OTHER

PART II - OTHER INFORMATION

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

CHANGES IN SECURITIES

None to report

USE OF PROCEEDS

As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, the Company closed its initial public offering effective June 26, 1998, which resulted in $ 15.5 million in gross proceeds to the Company. In connection therewith:

(1) The effective date of the Securities Act Registration Statement was June 22, 1998 and the commission file number assigned to the registration statement was 333-49925.

(2) The Company completed its stock offering effective June 26, 1998, with all securities sold pursuant to the registration statement. Ryan, Beck & Co. acted as the underwriter for the Company's stock offering. The class of securities in the offering was no par value common stock of which 1,380,000 shares were registered. In the offering, 1,380,000 shares were sold for $16.6 million in cash.

(3) Total offering expenses were approximately $1.7 million, including $1.1 million for underwriting discounts and commissions. None of these expenses were paid directly or indirectly to any of the Company's directors, officers or affiliates, or any person owning ten (10) percent or more of the Company's equity securities.

(4)  The net offering proceeds of $14.9 million were used as follows:

    - $10.0 million was contributed to the Bank to support the anticipated future growth of the Bank and invested in Federal funds sold.

    -   $4.9 million has been invested in interest earning deposits.

The actual use of proceeds does not represent a material change from the suggested use of proceeds as disclosed in the registration statement.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

       Exhibit 27 - Financial Data Schedule

(b)    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WASHINGTON BANKING COMPANY



       Date     August 14, 1998          By       /s/  Michal D. Cann
            ----------------------           ---------------------------------
                                                  Michal D. Cann
                                                  President and
                                                  Chief Executive Officer


       Date     August 14, 1998          By       /s/  Phyllis Hawkins
            ----------------------           ---------------------------------
                                                  Phyllis Hawkins
                                                  Senior Vice President and
                                                  Chief Financial Officer