Form 10-Q
period 1998-09-30
WASHINGTON BANKING CO
filed 1998-11-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 000-24503

WASHINGTON BANKING COMPANY

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

(Address of principal executive offices)          (Zip Code)

(360) 679-3121

(Issuer's telephone number, including area code)

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

Yes [X]   No [ ]

        The number of shares of the issuer's Common Stock outstanding at October 31, 1998 was 4,189,050.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION


                                                                                                             Page
                                                                                                             ----

Item 1. Financial statements

            Consolidated Statements of Financial Condition - September 30, 1998
            and December 31, 1997...........................................................................   3

            Consolidated Statements of Income - three months and
            nine months ended September 30, 1998 and 1997...................................................   4

            Consolidated Statements of Shareholders' Equity -
            nine months ended September 30, 1998............................................................   5

            Consolidated Statements of Cash Flows -
            nine months ended September 30, 1998 and 1997...................................................   6

            Notes to Condensed Consolidated financial statements............................................   7

Item 2. Management Discussion and Analysis of Financial Condition
         and Results of Operations..........................................................................   10

Item 3. Interest Rate Sensitivity...........................................................................   17



                                       PART II -- OTHER INFORMATION

Item 4. Submission of matters to a vote of Security Holders.................................................   20

Item 6. Exhibits and reports on Form 8-K....................................................................   20

         Signatures.........................................................................................   21

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Financial Condition

                    September 30, 1998 and December 31, 1997

                  (Dollars in thousands, except per share data)

                                                                             SEPTEMBER 30    DECEMBER 31,
                                ASSETS                                           1998            1997
                                                                               --------        --------
                                                                             (UNAUDITED)
Cash and due from banks                                                        $  9,825           6,263
Interest bearing deposits                                                        10,656              --
Federal funds sold                                                                9,550           1,750
                                                                               --------        --------
                         Total cash and cash equivalents                         30,031           8,013
                                                                               --------        --------
Federal Home Loan Bank stock                                                        722             682
Investment securities, available-for-sale                                        10,621           5,521
Investment securities, held-to-maturity                                          23,025          23,508
                                                                               --------        --------
                         Total investment securities                             34,368          29,711
                                                                               --------        --------
Loans receivable, net                                                           138,906         116,239
Premises and equipment, net                                                       6,901           4,287
Other real estate owned                                                              --              30
Deferred tax asset                                                                  343             370
Other assets                                                                      2,138           1,418
                                                                               --------        --------
                         Total assets                                          $212,687         160,068
                                                                               ========        ========


                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                   $182,514         146,394
    Other liabilities                                                               980             639
                                                                               --------        --------
                         Total liabilities                                      183,494         147,033
                                                                               --------        --------

Shareholders' Equity:
    Preferred stock, no par value. Authorized 20,000 shares; no shares
       issued or outstanding                                                         --              --
    Common stock, no par value. Authorized 10,000,000 shares,
       issued and outstanding 4,189,050 and 2,809,050 shares at
       September 30, 1998 and December 31, 1997, respectively                    17,836           2,943
    Retained earnings                                                            11,289          10,075
    Accumulated comprehensive income, net                                            68              17
                                                                               --------        --------
                         Total shareholders' equity                              29,193          13,035
                                                                               --------        --------
                         Total liabilities and shareholders' equity            $212,687         160,068
                                                                               ========        ========


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

             Three and nine months ended September 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except per share data)


                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                           SEPTEMBER 30                   SEPTEMBER 30
                                                        1998           1997           1998           1997
                                                     ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                       $    3,354          2,753          9,429          7,287
    Interest on taxable investment securities               286            256            816            786
    Interest on tax-exempt investment securities            183            120            448            321
    Other                                                   303             30            402             83
                                                     ----------     ----------     ----------     ----------
        Total interest income                             4,126          3,159         11,095          8,477
Interest expense                                          1,554          1,162          4,284          3,053
                                                     ----------     ----------     ----------     ----------
         Net interest income                              2,572          1,997          6,811          5,424
Provision for loan losses                                   195            165            540            375
                                                     ----------     ----------     ----------     ----------
        Net interest income after provision
            for loan losses                               2,377          1,832          6,271          5,049
                                                     ----------     ----------     ----------     ----------
Non-interest income:
    Service charges on deposits                             283            261            850            810
    Other                                                   265            148            608            346
                                                     ----------     ----------     ----------     ----------
        Total non-interest income                           548            409          1,458          1,156
                                                     ----------     ----------     ----------     ----------
Non-interest expense:
    Salaries and benefits                                   788            562          2,100          1,555
    Occupancy expense                                       402            278          1,033            791
    Merchant credit card expense                            135            111            322            251
    Office supplies and printing                            109             61            276            215
    Insurance expense                                        99             77            271            191
    Data processing                                          64             56            192            159
    Consulting and professional fees                         38             71             98             93
    Other                                                   460            275          1,307            839
                                                     ----------     ----------     ----------     ----------
        Total non-interest expense                        2,095          1,491          5,599          4,094
                                                     ----------     ----------     ----------     ----------
        Income before income taxes                          830            750          2,130          2,111
Provision for income taxes                                  217            195            581            718
                                                     ----------     ----------     ----------     ----------
        Net income                                   $      613            555          1,549          1,393
                                                     ==========     ==========     ==========     ==========
Net income per share, basic                          $     0.15           0.20           0.47           0.50
                                                     ==========     ==========     ==========     ==========
Net income per share, diluted                        $     0.14           0.18           0.44           0.46
                                                     ==========     ==========     ==========     ==========
Average number of shares outstanding, basic           4,189,050      2,816,300      3,304,828      2,811,619
Average number of shares outstanding, diluted         4,487,518      3,001,055      3,544,084      2,996,374


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Shareholders' Equity

                               September 30, 1998

                  (Amounts in thousands except per share data)



                                                                                               ACCUMULATED
                                                                                              COMPREHENSIVE      TOTAL
                                                        COMMON STOCK              RETAINED       INCOME,      SHAREHOLDERS'
                                                   SHARES          AMOUNT         EARNINGS         NET           EQUITY
                                                  --------        --------        --------       --------       --------
Balances at December 31, 1997                        2,809        $  2,943          10,075             17         13,035
Cash dividend, $0.105 per share(unaudited)                                            (335)                         (335)
Net income for the nine months ended
    September 30, 1998 (unaudited)                      --              --           1,549             --          1,549
Unrealized gains/losses for the nine months
    ended September 30, 1998 (unaudited)                --              --              --             51             51
Net offering proceeds (unaudited)                    1,380          14,893              --             --         14,893
                                                  --------        --------        --------       --------       --------
Balances at September 30, 1998                       4,189        $ 17,836          11,289             68         29,193
                                                  ========        ========        ========       ========       ========


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                  Nine months ended September 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except per share data)


                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30
                                                                               1998          1997
                                                                             --------      --------
Cash flows from operating activities:
    Net income                                                               $  1,549         1,393
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Federal Home Loan Bank stock dividends                                  (40)          (23)
          Deferred income tax benefit                                              --           (74)
          Amortization(accretion) of investment premiums(discounts), net          (16)           28
          Provision for loan losses                                               540           375
          Depreciation of premises and equipment                                  297           232
          Net increase in other assets                                           (720)         (350)
          Net increase in other liabilities                                       341           409
                                                                             --------      --------
                         Net cash provided by operating activities              1,951         1,990
                                                                             --------      --------
Cash flows from investing activities:
    Purchases of investment securities, available-for-sale                     (6,000)         (500)
    Maturities of investment securities, available-for-sale                     1,000         1,500
    Purchases of investment securities, held-to-maturity                       (5,630)       (4,960)
    Maturities of investment securities, held-to-maturity                       6,107         3,050
    Net increase in loans                                                     (23,207)      (31,928)
    Proceeds from the sale of real estate owned                                    30            --
    Purchases of premises and equipment                                        (2,911)         (682)
    Purchases of Federal Home Loan Bank stock                                      --          (324)
                                                                             --------      --------
                         Net cash used in investing activities                (30,611)      (33,844)
                                                                             --------      --------
Cash flows from financing activities:
    Net increase in deposits                                                   36,120        42,201
    Dividends paid on common stock                                               (335)           --
    Proceeds from stock options exercised                                          --           110
    Cash paid for common stock retired                                             --          (200)
    Proceeds from stock issued                                                 14,893            --
                                                                             --------      --------
                         Net cash provided by financing activities             50,678        42,111
                                                                             --------      --------
                         Net increase in cash and cash equivalents             22,018        10,257
Cash and cash equivalents at beginning of period                                8,013         5,955
                                                                             --------      --------
Cash and cash equivalents at end of period                                   $ 30,031        16,212
                                                                             ========      ========
Supplemental information:
    Loans foreclosed and transferred to real estate owned                          --            30
    Cash paid for interest                                                   $  4,220         2,965
    Cash paid for taxes                                                           645           774
                                                                             ========      ========


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 1998 and 1997
                                   (unaudited)

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

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (Company). The accompanying consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Bank's December 1997 audited consolidated financial statements and notes thereto included in the Company's recent Registration Statement on Form SB-1 filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except for share data)


(2)     STOCKHOLDERS' EQUITY

        STOCK OFFERING

        Effective June 23, 1998, the Company sold 1,380,000 shares of its common stock at a subscription price of $12 per share resulting in net proceeds to the Company of approximately $14,893.



(3)     EARNINGS PER SHARE



        The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                    THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                   --------------------------------------
                                                                   WEIGHTED     PER SHARE
                                                    INCOME      AVERAGE SHARES    AMOUNT
                                                   ---------    --------------  ---------
BASIC EPS
Income available to common shareholders            $     613       4,189,050       0.15
Effect of dilutive securities; stock options                         298,468         --
                                                   ---------       ---------       ----

DILUTED EPS                                        $     613       4,487,518       0.14
                                                   =========       =========       ====



                                                    THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                   --------------------------------------
                                                                   WEIGHTED     PER SHARE
                                                    INCOME      AVERAGE SHARES    AMOUNT
                                                   ---------    --------------  ---------
BASIC EPS
Income available to common shareholders            $     555       2,816,300       0.20
Effect of dilutive securities; stock options              --         184,755         --
                                                   ---------       ---------       ----

DILUTED EPS                                        $     555       3,001,055       0.18
                                                   =========       =========       ====

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

              Notes to Condensed Consolidated Financial Statements

                  Nine months ended September 30, 1998 and 1997
                                   (unaudited)

                  (Dollars in thousands, except for share data)

                                                    NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                   --------------------------------------
                                                                   WEIGHTED     PER SHARE
                                                    INCOME      AVERAGE SHARES    AMOUNT
                                                   ---------    --------------  ---------
BASIC EPS
Income available to common shareholders            $   1,549       3,304,828       0.47
Effect of dilutive securities; stock options              --         239,256         --
                                                   ---------       ---------       ----

DILUTED EPS                                        $   1,549       3,544,084       0.44
                                                   =========       =========       ====



                                                    NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                   --------------------------------------
                                                                   WEIGHTED     PER SHARE
                                                    INCOME      AVERAGE SHARES    AMOUNT
                                                   ---------    --------------  ---------
BASIC EPS
Income available to common shareholders            $   1,393       2,811,619       0.50
Effect of dilutive securities; stock options              --         184,755         --
                                                   ---------       ---------       ----

DILUTED EPS                                        $   1,393       2,996,374       0.46
                                                   =========       =========       ====




(4)     COMPREHENSIVE INCOME



        In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130"). This statement provides standards for reporting comprehensive, or all inclusive, income. In the Company's case, based on current operations, it would include as an addition or deduction to reported net income, the change in the unrealized gain or loss on investments. This statement will not affect reported net income of the Company. The Company adopted SFAS No. 130 effective January 1, 1998 and has reported comprehensive income for the three and nine months ended September 30, 1998 and 1997.

        Effective January 1, 1998, the Company implemented SFAS No. 130, Reporting Comprehensive Income. Comprehensive income for the three and nine months ended September 30, 1998 and 1997 was $661 and $1,600, respectively, and $563 and $1,397, respectively. Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 consisted of net income and the change in the unrealized gain on investments.


(5)     SUBSEQUENT EVENT

        On October 15, 1998, the Board of Directors declared a cash dividend of $0.035 per share payable on November 16, 1998 to shareholders of record on October 30, 1998.

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Washington Banking Company

        This discussion should be read in conjunction with the consolidated financial statements of Washington Banking Company (Company) and notes presented elsewhere in this report.

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

        The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Whidbey Island, while solidifying its market position on the Island. Currently, the geographical expansion is expected to be concentrated in the Burlington / Mt. Vernon area of the Skagit Valley, the Anacortes area to the north of Whidbey Island, and in other areas of Skagit County and in the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if experienced managers and lending officers with a long-standing presence in the area and extensive relationships are available and requisite customer demand exists. In pursuit of its growth strategy, in the first and second quarter, respectively, of 1998, the Company opened a full-service branch in Anacortes and a grocery store branch on Camano Island to complement its existing Camano Island branch. On October 1, 1998, it also opened a full-service branch in Freeland, Washington which is located in the southern part of Whidbey Island. The Company expects to relocate the Bellingham office to a larger office by the end of the first quarter of 1999. In addition, in the first and second quarters of 1999, the Company expects to open grocery store and/or mini branch locations in the Mount Vernon and Bellingham areas and other areas complementing its existing branch structure. Such expansion activity can be expected to require the expenditures of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

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

FINANCIAL CONDITION

        Total assets increased to $212.7 million at September 30, 1998 from $160.1 million at December 31, 1997, an increase of 32.9%. Of the $52.6 million increase in total assets from December 31, 1997, $14.9 million were funds related to the stock offering, which closed June 26, 1998. Net loans totaled $138.9 million at September 30, 1998, an increase of 19.5% from December 31, 1997. Deposits were $182.5 million at September 30, 1998, an increase of 24.7% from December 31, 1997.

        The Company's allowance for loan losses at September 30, 1998 was $1.7 million, or 1.20% of total loans, compared to $1.3 million, or 1.10% of total loans, at December 31, 1997. Nonperforming assets were $1.1 million at September 30, 1998, or 0.52% of total assets, compared to $1.2 million, or 0.74% of total assets, at December 31, 1997.

RESULTS OF OPERATIONS

        Net income for the third quarter of 1998 was $613,000, or $0.14 per diluted share, compared to $555,000, or $0.18 per diluted share, for the third quarter of 1997, an increase in net income of 10.5%. Net income for the nine months ended September 30, 1998 was $1,549,000, or $0.44 per diluted share, compared with $1,393,000, or $0.46 per diluted share for the same period in 1997, an increase in net income of 11.2%. The increase in net income was primarily due to increased net interest income resulting from continued loan growth and increased noninterest income mostly from increased merchant credit card account fees. These increases were partially offset by increased expenses due principally to growth and expansion.

NET INTEREST INCOME

        Net interest income for the third quarter of 1998 increased to $2.6 million, or 28.8%, from $2.0 million in the third quarter of 1997. For the first nine months of 1998, net interest income increased to $6.8 million, or 25.6%, from $5.4 million for the same period in 1997. The increase in net interest income is largely due to the overall growth of the Company.

        Net interest margin (net interest income divided by average interest earning assets) decreased to 5.67% in the third quarter of 1998 from 5.97% in the third quarter of 1997. The decrease in net interest margin in the third quarter of 1998 is primarily due to decreased yields on interest earning assets and increased costs on interest bearing liabilities. Average interest earning assets increased to $163.7 million at September 30, 1998, compared to $123.7 million at September 30, 1997, a growth of $40.0 million, or 32.4%, while the average yield on interest earning assets decreased to 9.16%, compared with 9.26% in the third quarter of the prior year. The decrease in yields on interest earning assets was caused by a decline in yields on loans to 9.89% at September 30, 1998, compared to 10.18% at September 30, 1997. Average interest bearing liabilities increased to $135.9 million at September 30, 1998 compared to $98.4 million at September 30, 1997, a growth of $37.5 million, or 38.1%, while the average cost of interest bearing liabilities increased to 4.20% compared with 4.13% for the same period in 1997. The increase in cost on interest bearing liabilities was caused by an increase in yields on time deposits to 5.68% at September 30, 1998, compared to 5.62% at September 30, 1997.

NONINTEREST INCOME AND EXPENSE

        Noninterest income increased $139,000, or 34.0%, in the third quarter of 1998, and $302,000, or 26.1%, for the first nine months of 1998, compared with the same periods in 1997.

        Noninterest expense increased $604,000, or 40.5%, in the third quarter of 1998 and $1,505,000, or 36.8%, in the first nine months of 1998 compared with the same periods in 1997, as the Company pursued its strategy of aggressive growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 40.2% and 44.6%, respectively, for the quarter compared with 1997 and 35.0% and 30.6%, respectively, for the first nine months of 1998 compared with the same period in 1997. These increases reflect the Company's growth on Whidbey and Camano Islands and in Anacortes, Burlington and Bellingham in Northwestern Washington. Total noninterest expense was 71.6% and 72.4% of total revenues (the sum of net interest income plus noninterest income less non recurring gains) for the third quarter and first nine months of 1998, respectively, and 66.5% and 66.0% for the same periods in 1997, respectively.

INCOME TAXES

        For the third quarter and first nine months of 1998, the Company recorded income tax provisions of $217,000 and $581,000, respectively. The overall effective tax rate has decreased in 1998 as compared to 1997 due to the increase in interest income on tax-exempt investment securities.

LENDING ACTIVITIES

        The Company originates a wide variety of loans including commercial business loans and consumer loans.

Loan Portfolio

The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

(amounts in thousands)                             30-Sep                                  31-Dec
                                                   1998                                    1997
                                                   Balance            % of Total           Balance           % of Total
Commercial                                        $ 59,992               42.6%            $  48,242              41.0%
Real Estate Mortgages:
        One to four family residential              15,576               11.1%              14,258              12.1%
        5 or more family residential &
        commercial                                  12,857                9.1%               8,711               7.4%
                                                  --------                                --------
Total Real Estate Mortgages                         28,433               20.2%              22,969              19.5%
Real Estate Construction                            13,596                9.7%              12,646              10.8%
Consumer                                            38,612               27.5%              33,721              28.7%
                                                  --------                                --------
Subtotal                                           140,633              100.0%             117,578             100.0%

Less:  Allowance for Loan Losses                    (1,693)                                 (1,296)
Less: deferred loan fees and other                     (34)                                    (43)
                                                  --------                                --------
Total Loans                                       $138,906                                $116,239
                                                  ========                                ========

        Total loans increased to $ 140.6 million at September 30, 1998, representing a 19.6% increase from year-end 1997.

NONPERFORMING ASSETS

        The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:



(amounts in thousands)                           September 30,      December 31,
                                                    1998               1997
                                                 -------------      ------------

Nonaccrual Loans                                       $  543            $  498
Restructured Loans                                        572               653
                                                       ------            ------
                        Total                           1,115             1,151
                        Non-Performing Loans
Real Estate Owned                                           0                30
                                                      -------            ------
                        Total                           1,115             1,181
                        Non-Performing
                        Assets
                                                      =======            ======
Accruing loans past                                    $   85            $    0
due > 90 days

Potential Problem                                         150                11
Loans
Allowance for loan                                      1,693             1,296
losses
Nonperforming loans                                      0.79%             0.98%
to loans
Allowance for loan                                       1.20%             1.10%
losses to loans
Allow. Loan losses to                                  151.84%           112.60%
nonperforming loans
Nonperforming assets                                     0.52%             0.74%
to total assets

        Nonperforming loans decreased to $1.1 million, or 0.79% of total loans, at September 30, 1998 from $1.2 million at December 31, 1997.

        Real estate owned (REO) decreased $30,000 to $0 at September 30, 1998 from $30,000 at December 31, 1997.

PROVISIONS AND ALLOWANCE FOR LOAN LOSSES

        The Company recorded a $195,000 provision for loan losses for the third quarter of 1998, compared with $165,000 for the same period a year ago. There were $28,000 in net loan charge-offs during the third quarter of 1998, compared to $41,000 in net charge-offs for the same period in 1997. The Allowance for Loan Losses increased to $1.7 million at September 30, 1998 from $1.1 million at September 30, 1997, or 1.20% of total outstanding loans and 151.84% of nonperforming loans at the end of the third quarter 1998 as compared to 0.98% of total loans and 130.69% of nonperforming loans at September 30, 1997.

        For the nine months ended September 30, 1998, the provision for loan losses was $540,000 compared to $375,000 for the same period in 1997. Net charge-offs for the first nine months of 1998 totaled $143,000 compared to $68,000 for the same period of 1997.

        The Allowance for Loan Losses is maintained at a level considered by management, based on management's assessment of risk and the quality of the loan portfolio, to be adequate to absorb anticipated loan losses; consideration also was given to the Allowance for Loan Loss levels maintained by the Company's national peer group.

        The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:


(amounts in thousands)
                                       Three months         Three months
                                          ended                ended
                                      September 30,        September 30,
                                           1998                 1997
                                      -------------        -------------

Balance at                               $1,526               $  979
beginning of
period
Charge-offs:
                Commercial                    0                    0
                Real Estate                   0                  (11)
                Consumer and
                Other                       (49)                 (33)
                                         ------               ------
                Total
                Charge-offs                 (49)                 (44)
Recoveries:
                Commercial                    1                    0
                Real Estate                   0                    0
                Consumer                     20                    3
                                         ------               ------
                Total
                Recoveries                   21                    3
                                         ------               ------
Net
Charge-Offs                                 (28)                 (41)
Provision for
loan losses                                 195                  165
                                         ------               ------
Balance at
end of period                            $1,693               $1,103
                                         ======               ======



                                       Nine months          Nine months
                                          ended                ended
                                      September 30,        September 30,
                                           1998                 1997
                                      -------------        -------------

Balance at                               $1,296               $  796
beginning of
period
Charge-offs:
                Commercial                  (52)                   0
                Real Estate                   0                  (11)
                Consumer and
                Other                      (114)                 (67)
                                        -------               ------
                Total
                Charge-offs                (166)                 (78)
Recoveries:
                Commercial                    1                    0
                Real Estate                   0                    0
                Consumer                     22                   10
                                        -------               ------
                Total
                Recoveries                   23                   10
                                        -------               ------
Net                                        (143)                 (68)
Charge-Offs
Provision for
loan losses                                 540                  375
                                        -------               ------
Balance at
end of period                            $1,693               $1,103
                                        =======               ======

LIQUIDITY AND SOURCES OF FUNDS

        The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 1998, the Company had unused lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $31.9 million and unused lines of credit with financial institutions in the amount of $11.0 million, with no advances on these lines of credit as of September 30, 1998.

        Total deposits increased 23.8% to $182.5 million at September 30, 1998 from $147.4 million at September 30, 1997. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

        Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use such funds primarily to make loans and to purchase securities, primarily issued by the federal government and state and local governments.

CAPITAL

        The Company's shareholders' equity increased to $29.2 million at September 30, 1998 from $13.0 million at December 31, 1997. At September 30, 1998, shareholders' equity was 13.73% of total assets compared to 8.14% of total assets at December 31, 1997. The increase in this ratio is a result of additional earnings and net proceeds of approximately $15 million from the Company's initial public offering in June, 1998.

        Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 3%. At September 30, 1998, the Company's leverage ratio was 11.93%, compared with 8.08% at December 31, 1997. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 15.43% and 16.52%, respectively, at September 30, 1998, compared with 10.67% and 11.63%, respectively, at December 31, 1997.

        During 1992, the Federal Deposit Insurance Corporation (the "FDIC") published the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates beginning in 1993. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at September 30,1998.

INTEREST RATE SENSITIVITY

        A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 1998, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1997. For additional information, refer to the Company's Prospectus dated June 23, 1998.

YEAR 2000 ISSUE

The Company's State of Readiness

     The Company, like all financial institutions, is faced with the challenges that the year 2000 brings. The Year 2000 issue relates to the inability of many computer systems to recognize dates for the year 2000 and beyond. Computers programmed with a two-digit field for identifying the year interpret "98" as "1998", but may interpret "00" as "1900" rather than "2000", resulting in incorrect calculations in date sensitive programs. In order to meet these challenges, the Company is going through a multi-phase program to assure a state of readiness for Year 2000.

     Awareness Phase

          The Company began working on Year 2000 readiness in early 1997. The Board of Directors formed a readiness team in consultation with senior management. This team has the responsibility for identifying all systems, application software and supporting equipment for information and non-information technology that might have an impact on the Company from a Year 2000 perspective. The initial portion of this phase was completed February, 1998 and the team continues to monitor on an ongoing basis systems, software and equipment as the Company makes purchases or changes in these areas to assure identification of all Year 2000 issues.

     Assessment/Renovation Phase

          The readiness team began initial assessment of our systems in early 1997. The Company does not have in-house programs and relies upon third party vendors to provide software applications used. The team identified the Company's service providers and software/hardware vendors through the awareness phase and contacted them to determine their approach to the Year 2000 issue and to receive commitment dates for the delivery of their readiness plans and/or compliant releases of software packages. In addition, large customers have been contacted and their compliance with Year 2000 issues reviewed to assure their preparedness. Tracking and monitoring the progress of these providers, vendors and large customers is coordinated by the team and regularly reported to the Company's Board of Directors.

          The team completed the assessment portion of this phase February 1998, but continues to monitor new or any changes in providers or vendors. The renovation portion of this phase is still in process. The team has prioritized providers and vendors using a "business critical" methodology. The Company is in the process of testing all systems, software and hardware that have been deemed "business critical".

     Validation Phase

          The Company's most critical third party vendors are those that provide the main frame software and hardware. These vendors have successfully completed their Year 2000 internal testing. Our Company has chosen to test the software and hardware via group testing. Software and hardware from other third party vendors is being tested internally with oversight by members of the team. Internal testing includes creation of a test environment specifically dedicated to Year 2000 testing. This environment allows simulation of the Year 2000 change in each of our critical systems by rolling dates forward to validate vendor testing prior to the actual Year 2000 date change. We expect to complete this testing by April 1999. The Company has scheduled an independent, external audit to evaluate the testing and overall readiness on Year 2000 issues for late 1998.

The Costs to Address the Company's Year 2000 Issues

The Company's Board of Directors has allocated financial and human resources adequate to address the Year 2000 issues. Since early 1997 approximately $46,000 have been spent on Year 2000 related issues. The majority of these costs have been spent on managing the Year 2000 project and educating employees and customers of the Company. Remaining estimated costs for completion of the Year 2000 readiness project are estimated at approximately $104,000. These costs will be for completion of the phases in process under direction of the readiness team. Costs related to renovating and testing will be expensed in the period incurred. Actual costs for replacing equipment and software can not be established until the renovation and testing phases are fully completed. Thus far these costs and costs related to fixing Year 2000 issues have been minimal and future costs are not anticipated to be material.

The Risks of the Company's Year 2000 Issues

The Company has taken steps to mitigate the risks associated with Year 2000 issues by testing software and hardware and following the progress of vendors, service providers and large customers. The most reasonably likely worst case scenario would be that testing of software and hardware reveals the need for additional Year 2000 expenditures. Management believes that should this scenario occur, that impact of such expenditures would not be material to the Company's financial position and results of operations. The Company is dependent upon the Federal Government and energy and communication providers. If any one of these providers were unable to function normally, it would have a negative impact on the Company's day to day operations. Although management believes that it has addressed the major areas with respect to the Year 2000, there can be no assurances that the Company will not be impacted by Year 2000 complications.

The Company's Contingency Plans

The Company's Year 2000 Contingency Plan was written in early 1998. The Plan is in the process of revision with information generated from working through the phases. The anticipated completion date of this revision is December 31, 1998. The Plan will address critical and non-critical issues. The Plan will prescribe alternate processes should critical issues fail. Such processes will be augmented by the Company's existing disaster recovery plan, which enables it to function under unusual circumstances. For each non-critical issue it will detail how the job can be accomplished through other means. In addition, the Plan includes management's preparations to accommodate the liquidity needs of the Company during the fourth quarter of 1999.

PART II - OTHER

PART II - OTHER INFORMATION

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders was held at Oak Harbor, Washington on September 24, 1998 at 7:00 PM. 3,357,187 shares of common stock were represented in person or by proxy at the meeting. This represented 80.19% of the 4,189,050 shares held by shareholders as of August 14, 1998 and entitled to vote at the meeting. The following two issues came before the shareholders for vote:

        Election of directors to serve on the Board of Directors until the Annual Meeting of Shareholders in the year 2001, or until their successors are duly elected and qualified - Four of the ten director positions had expired and were open for election. The nominees for these positions were Michal D. Cann, Orlan Dean, Marlen L. Knutson and Larry Scodeller. All four were elected with the following vote totals:

                                                    FOR          AGAINST        ABSTAIN
                 Michal D. Cann                  3,335,829         -0-           21,358
                 Orlan Dean                      3,334,929         -0-           22,258
                 Marlen L. Knutson               3,328,329         -0-           28,858
                 Larry Scodeller                 3,330,329         -0-           26,858

        The other six directors that continued in office are: Karl C. Krieg, III, Jay T. Lien, Robert O. Olson, Anthony B. Pickering, Alvin J. Sherman, Edward J. Wallgren.

        Approval of the 1998 Stock Option and Restricted Award Plan - The Plan was approved with the following vote totals:

                        FOR            AGAINST       ABSTAIN       BROKER NON-VOTES
                     2,328,074         191,932       116,970           720,211


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended September 30, 1998.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY



        Date November 13, 1998      By      /s/  Michal D. Cann

        Michal D. Cann
        President and
        Chief Executive Officer


        Date November 13, 1998      By      /s/  Phyllis Hawkins

        Phyllis Hawkins
        Senior Vice President and
        Chief Financial Officer