Form 10-K
period 1998-12-31
WASHINGTON BANKING CO
filed 1999-03-30
CIK 1058690

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

                   For the fiscal year ended DECEMBER 31, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

                        Commission File Number 000-24503

                           WASHINGTON BANKING COMPANY
             (Exact name of registrant as specified in its charter)

                   WASHINGTON                             91-1725825
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)             Identification Number)

                             1421 S.W. BARLOW STREET
                          OAK HARBOR, WASHINGTON 98277
               (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (360) 679-3121
        Securities Registered Pursuant to Section 12(b) of the Act: None

           Securities Registered Pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates of registrant at February 26, 1999 was $33,852,394.

The number of shares of registrant's Common Stock outstanding at February 26, 1999 was 4,200,300.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

     Registrant's Annual Report to Shareholders            Parts I and II
        for the year ended December 31, 1998
      Registrant's definitive Proxy Statement                 Part III
                dated March 26, 1999

================================================================================

                              CROSS REFERENCE SHEET

    Location in Annual Report to Shareholders and Definitive Proxy Statement
                           Items required by Form 10-K

                                                             Annual Report to Shareholders and
                  Form 10-K                                      Definitive Proxy Statement
---------------------------------------------------- ---------------------------------------------------
     Part and                                                                                   Page
     Item No.                Caption                                 Caption                   Number
---------------------------------------------------- ---------------------------------------- ----------

PART I                                               ANNUAL REPORT TO SHAREHOLDERS

Item 1         Business
               Consolidated Average Balance Sheet    Management Discussion - Average             28
               and Analysis of Net Interest Income   Balances and Average Rates Earned and
               and Expenses                          Paid

               Consolidated Analysis of Changes in   Management Discussion - Rate/Volume         29
               Interest Income and Expense           Analysis

               Commitments and Contingent            Note 14, Notes to Consolidated              23
               Liabilities                           Financial Statements

PART II                                              ANNUAL REPORT TO SHAREHOLDERS

Item 5         Market for Registrant's Common        Management Discussion - Quarterly           34
               Stock and Related Stockholder         Common Stock Prices and Dividend
               Matters                               Payments

Item 7         Management's Discussion and           Management Discussion                       26
               Analysis of Financial Condition and
               Results of Operations

Item 7a        Quantitative and Qualitative          Management Discussion-Interest Rate         31
               Disclosures about Market Risk         Sensitivity

Item 8         Financial Statements and              Consolidated Financial Statements            4
               Supplementary Data

Item 9         Changes in and Disagreements with     Management Discussion-Recent Changes        34
               Accountants in Accounting and         in Accounting Firms
               Financial Disclosure

PART III                                             DEFINITIVE PROXY STATEMENT

Item 10        Directors and Executive Officers of   Election of Directors and Beneficial       3, 12
               the Registrant                        Ownership and Section 16(a) Reporting
                                                     Compliance
Item 11        Executive Compensation                Executive Compensation                       7

Item 12        Security Ownership of Certain         Security Ownership of Certain                2
               Beneficial Owners and Management      Beneficial Owners and Management

Item 13        Certain Relationships and Related     Interest of Management in Certain           13
               Transactions                          Transactions

                                TABLE OF CONTENTS

                                                 PART I                                            Page
                                                                                                   ----
Item 1.    Business                                                                                  1
               General                                                                               1
               Market Areas                                                                          2
               Competition                                                                           2
               Employees                                                                             3
               Executive Officers of the Company                                                     3
               Effects of Governmental Monetary Policies                                             3
               Consolidated Average Balance Sheet and Analysis of Net Interest Income and
                 Expense                                                                             3
               Consolidated Analysis of Changes in Interest Income and Expense                       3
               Lending Activities                                                                    3
                 General                                                                             3
                 Commitments and Contingent Liabilities                                              7
                 Nonperforming Assets                                                                7
                 Analysis of Allowance for Loan Losses                                               7
               Investment Activities                                                                 8
               Deposits                                                                             11
               Short-term Borrowing                                                                 12
               Supervision and Regulation                                                           12
Item 2     Properties                                                                               13

Item 3     Legal Proceedings                                                                        14

Item 4     Submission of Matters to a Vote of Security Holders                                      14


                                                 PART II

Item 5     Market for Registrant's Common Stock and Related Stockholder Matters                     14

Item 6     Selected Financial Data                                                                  14

Item 7     Management's Discussion and Analysis of Financial Condition and Results of               16
           Operations

Item 7a    Quantitative and Qualitative Disclosures about Market Risk                               16

Item 8     Financial Statements and Supplementary Data                                              16

Item 9     Changes in and Disagreements with Accountants in Accounting and Financial
              Disclosure                                                                            16


                                               PART III

Item 10    Directors and Executive Officers of the Registrant                                       16

Item 11    Executive Compensation                                                                   16

Item 12    Security Ownership of Certain Beneficial Owners and Management                           16

Item 13    Certain Relationships and Related Transactions                                           17


                                                 PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K                          17

                                     PART I

ITEM 1.   BUSINESS

GENERAL

    Washington Banking Company (the "Company") is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank (the "Bank"), conducts a full-service commercial banking business. Headquartered in Oak Harbor, Washington, the Company provides a full range of commercial banking services to small and medium-sized businesses, professionals and other individuals through twelve branch offices located on Whidbey Island and Camano Island in Island County, as well as the Burlington, Anacortes (Skagit County) and Bellingham (Whatcom County) communities in northwestern Washington. At December 31, 1998, the Company had total assets of $220.5 million, total deposits of $189.7 million and shareholders' equity of $29.7 million.

    Effective June 23, 1998, the Company sold 1,380,000 shares of its common stock in an initial public offering at a subscription price of $12 per share resulting in net proceeds to the Company of $14.9 million.

    The Bank began operations in 1961 on Whidbey Island. Until early 1994, the Company limited its physical presence to Island County (Whidbey Island and neighboring Camano Island), and particularly to Whidbey Island, a 45 mile long island that runs parallel to the mainland area of Washington northwest of Everett and southwest of Bellingham, but had no presence on the mainland. In view of the threatened closure of NAS Whidbey Island, the Company determined that it would be prudent to diversify geographically beyond Island County. With the consolidation of the large regional banks operating in Washington, and the resulting dislocation of customers, the Company saw an opportunity to expand onto the mainland along the northern I-5 corridor. In February 1994, the Company opened a loan production office in Burlington, Washington (Skagit County). Loan growth in the Burlington office was strong and the Company determined that it would pursue its growth strategy in and around Skagit County and north into Whatcom County. In pursuit of that growth strategy, the Company has targeted areas north of Everett, Washington and areas contiguous to Whidbey Island into which it would expand.

    The primary factors considered in determining the areas of geographic expansion are customer demand and the availability of experienced managers, lending officers and branch personnel with a long standing community presence and extensive banking relationships. The Company also emphasizes the hiring of experienced personnel with extensive industry knowledge when considering lending product expansion.

    Due to the favorable response in Burlington, the Company converted the Burlington loan production office into a full service branch in August 1995. In late 1996, the Company targeted Bellingham for expansion, hired an experienced manager and lending officer, both with long standing community presence, and in early 1997 opened a full service branch in downtown Bellingham. During 1998 new full service branches were constructed and opened in Anacortes and Freeland. In addition, a grocery store branch was opened in March 1998 on Camano Island.

    The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Whidbey and Camano Islands, while solidifying its market position on the Islands. To deliver the Company's products more effectively and efficiently, the Company's market strategy is to locate full service branch offices which provide all of the Company's products and services in its targeted growth areas supported by loan production offices, mini branches, grocery or retail store branches and/or automated teller machines in the areas surrounding those central locations in order to further service customers. Acquisition of banks or branches will also be used as a means of expansion if appropriate opportunities are presented. The Company also expects to invest in technology to facilitate telephone, personal computer and Internet banking, but with its primary commitment being to provide exceptional personal service.

    Currently, the Company's geographical expansion is expected to be concentrated in the Burlington/ Mount Vernon area of the Skagit Valley, and in other areas of Skagit County and the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if they meet the Company's criteria.

    In pursuit of its growth strategy, in the first and second quarter, respectively, of 1998, the Company opened a full service branch in Anacortes and a grocery store branch on Camano Island to complement its existing Camano Island branch. It also opened a full-service branch in Freeland, Washington which is located in the southern part of Whidbey Island in the fourth quarter of the year. The Company relocated the Bellingham office to a larger office in the first quarter of 1999 and opened a residential real estate loan production office in Port Townsend, Washington (Jefferson County).

    While continuing to geographically expand, management's strategy is to continue to provide a high level of personal service to its customers and to expand loan, deposit and other products and services that it offers its customers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management will strive to improve operating efficiencies to further manage noninterest expense and will continue to improve internal operating systems.

    The Company's expansion activity can be expected to require the expenditures of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

MARKET AREAS

    The Company's market area of Island County, Skagit County and Whatcom County encompasses three distinct economies. Island County's largest population center, Oak Harbor, is dominated by a large military presence with naval operations at Naval Air Station Whidbey Island ("NAS Whidbey Island"). NAS Whidbey Island and the jobs it generates contribute significantly to the county's economy. NAS Whidbey Island was on the federal government's list of potential base closures in 1991 but has since been removed from that list and has not been on recommended base closure lists prepared since 1991. Agriculture, forestry and construction also contribute significantly to the economy of the county. Due to its natural beauty, the county attracts tourism and has a significant number of retirement communities. Skagit County's economy has historically been a primarily forestry and agricultural based economy. In recent years, manufacturing, mining, construction and service/retail businesses in Skagit County have grown, along with the county's population. Whatcom County, which borders Canada, has experienced an increase in population and industry over the past several years. It is the home of Western Washington University, one of the State of Washington's four year academic centers, and has an economy with a strong manufacturing base, as well as a strong academic-research and vocational-technical base. The United States Customs Service and municipal, county and state governments give the county additional employment stability.

COMPETITION

    The Company experiences strong competition in its service area from a number of commercial banks, savings banks, savings and loan associations, and credit unions. The Company operates in a highly competitive and concentrated banking environment, competing for deposits, loans and other financial services with a number of larger and well-established banks, credit unions and other financial and non-financial institutions. Some of the financial institutions with which the Company competes are not subject to the same regulations as the Company. Many of the Company's competitors have substantially higher lending limits than the Company and offer certain services, including trust and international banking services, that the Company does not provide. There can be no assurance that the Company's competitive efforts will continue to be successful.

EMPLOYEES

    The Company had 145 full time equivalent employees at December 31, 1998. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information about the executive officers of the Company.

                                                                             Has served as an
                                                                             executive officer
                                                                             of the Company or
         Name            Age                    Position                        Bank since
----------------------- ------ -------------------------------------------- --------------------
Michal D. Cann           50    President and Chief Executive Officer               1992

Larry Scodeller          57    Executive Vice President and Chief                  1998
                               Operating Officer

Phyllis A. Hawkins       49    Senior Vice  President and Chief  Financial         1995
                               Officer

EFFECTS OF GOVERNMENTAL MONETARY POLICIES

    Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank's loans, securities and other interest-earning assets and the interest paid on a bank's deposits and other interest-bearing liabilities are the major source of a bank's earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The Federal Reserve System implements national monetary policy for such purposes as controlling inflation and recession by its open-market operations in United States government securities, control of the discount rate applicable to borrowing from the Federal Reserve and the establishment of reserve requirements against certain deposits. The actions of the Federal Reserve in these areas influence growth of bank loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME AND
EXPENSE

    For information concerning daily average balances, along with average yields for earning assets and average interest rates for interest-bearing liabilities and additional details on various asset and liability categories, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" ("Management Discussion") - "Average Balances and Average Rates Earned and Paid" at page 28 of the Annual Report to shareholders for the year ended December 31, 1998 ("Annual Report"), which is incorporated herein by reference.

CONSOLIDATED ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

    For information concerning the amounts of the changes in consolidated net interest income attributable to changes in volume and changes in interest rates for the Company, see Management Discussion at page 29 of the Annual Report.

LENDING ACTIVITIES

GENERAL. The Company provides a broad array of loan products to small and medium-size business customers and to individuals. Since December 31, 1996, the Company has increased commercial business loans and consumer loans as a percentage of its total loan portfolio and significantly decreased one to four family real estate loans originated for the Company's portfolio as a percentage of its total loan portfolio. The Company presently originates one to four family real estate loans for third party long term lenders. Since December 31, 1996, the percentage of loans consisting of commercial and five or more family real estate loans has also increased while real estate construction loans have decreased as a percentage of the total loan portfolio.

    The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan.

LOAN PORTFOLIO COMPOSITION

(DOLLARS IN THOUSANDS)
                                                                      DECEMBER 31,
                                        ---------------------------------------------------------------------
                                                  1998                    1997                  1996
                                        ----------------------  ----------------------  ---------------------
                                                         % OF                    % OF                   % OF
                                         BALANCE         TOTAL   BALANCE         TOTAL   BALANCE        TOTAL
                                        ---------        -----  ---------       ------  --------       ------
Commercial                              $  65,564        43.8%  $  48,242        41.0%  $ 34,522        42.4%
Real estate mortgages:
     One to four family                    17,052        11.4      14,258        12.1     13,264        16.3
     residential
     5 or more family residential and
          commercial                       12,146         8.1       8,711         7.4      5,593         6.9
                                        ---------        -----  ---------       ------  --------       ------

Total real estate                          29,198        19.5      22,969        19.5     18,857        23.2
mortgages

Real estate construction                   14,139         9.5      12,646        10.8      8,389        10.3

Consumer                                   40,750        27.2      33,721        28.7     19,568        24.1
                                        ---------        -----  ---------       ------  --------       ------

Subtotal                                  149,651         100%    117,578       100.0%    81,336       100.0%
                                                         =====                  ======                 ======
Less:  allowance  for loan losses          (1,745)                 (1,296)                  (796)
Less:  deferred  loan fees and other          (34)                    (43)                   (67)
                                        ---------               ---------               --------
Loans, Net                              $ 147,872               $ 116,239               $ 80,473
                                        =========               =========               ========

    The following table presents at December 31, 1998 (i) the aggregate maturities of loans in the named categories of the Company's loan portfolio and
(ii) the aggregate amounts of variable and fixed rate loans that mature after one year:

(DOLLARS IN THOUSANDS)                                      MATURING
                                     -------------    ---------   -------------  ---------
                                     WITHIN 1 YEAR    1-5 YEARS   AFTER 5 YEARS    TOTAL
                                     -------------    ---------   -------------  ---------
Real Estate Construction:
  One to four family residential         $ 6,834       $   941        $   775     $ 8,550
  5 or more family residential
    and commercial                         1,169           341          4,079       5,589
                                         -------       -------        -------     -------
Total real estate construction           $ 8,003       $ 1,282        $ 4,854     $14,139

Commercial                               $18,599       $22,386        $24,579     $65,564
                                         -------       -------        -------
  Total                                  $26,602       $23,668        $29,433     $79,703
                                         =======       =======        =======     =======

Fixed-rate loans                                       $10,429        $ 5,420     $15,849
Variable-rate loans                                    $13,239        $24,013     $37,252
                                                       -------        -------     -------
                     Total                             $23,668        $29,433     $53,101
                                                       =======        =======     =======


    COMMERCIAL LOANS. Commercial business lending is the primary focus of the Company's lending activities. Commercial loans increased to $65.6 million at December 31, 1998, representing 43.8% of its total loans, from $48.2 million, or 41.0%, at December 31, 1997, and $34.5 million, or 42.4%, at December 31, 1996.
Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

    Commercial loans also are provided through the U.S. Small Business Administration ("SBA loans"), an independent agency of the Federal Government, which guarantees up to 75% - 80% of the loan amount. SBA loans are generally made to small and medium size businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 1998, the Company had outstanding $1.1 million, or 1.7% of its commercial loan portfolio, in SBA commercial business loans.

    Beginning in 1997, the Company increased the origination of commercial loans to automobile dealers to finance their inventories when the Company hired a lending officer with substantial experience with dealer inventory financing and indirect vehicle lending. At December 31, 1998, the Company had outstanding $1.9 million, or 2.9% of its commercial loan portfolio, in dealer inventory loans to dealers of used automobiles. With few exceptions, these loans are personally guaranteed by the owner of the dealership. Such loans are often riskier than other types of commercial loans and involve a higher degree of monitoring. Subject to market conditions, the Company anticipates increasing its lending to automobile dealers.

    Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

    REAL ESTATE LOANS. Real estate loans are made for purchasing, constructing and refinancing one to four family, five or more family and commercial properties. The Company offers fixed and adjustable rate options. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department which makes Federal National Mortgage Association ("FNMA") -- conforming loans for the account of third parties.

    Residential one to four family loans amounted to $17.1 million at December 31, 1998, representing 11.4% of total loans, compared to $14.3 million, or 12.1%, at December 31, 1997, and $13.3 million, or 16.3%, at December 31, 1996.
The Company's portfolio of residential mortgage loans are secured by properties located within the Company's market area. In 1997, the Company hired an experienced mortgage lender and expanded the origination of residential loans for the account of third parties. Loans originated for the account of third parties are closed by the third party and therefore are not shown on the Company's financial statements. The Company receives a fee for each such loan originated. During the year ended December 31, 1998, the Company's total gross loan originations of residential loans for the account of third parties were $52.0 million, compared with $12.3 million and $7.9 million, respectively for the years ended December 31, 1997 and 1996. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Company also anticipates taking steps to qualify to become a seller of conforming residential mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC") and FNMA. After qualifying, the Company will consider originating for sale to FHLMC and/or FNMA conforming residential mortgage loans, depending on market conditions.

    The Company has made, and anticipates continuing to make, on a selective basis, five or more family and commercial real estate loans. Five or more family and commercial real estate lending amounted to $12.1 million, or 8.1% of total loans, at December 31, 1998, $8.7 million, or 7.4%, and $5.6 million, or 6.9%, at December 31, 1997, and 1996, respectively. This lending has involved loans secured principally by apartment buildings and commercial buildings for office, storage and warehouse space. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a minimum cash flow to debt service ratio of 1.25 to 1. Loans secured by five or more family and commercial real estate may be greater in amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties or a commercial business.

    Construction loans amounted to $14.1 million, or 9.5% of total loans, at December 31, 1998 compared with $12.6 million, or 10.8%, and $8.4 million, or 10.3%, at December 31, 1997, and 1996, respectively. The Company originates one to four family residential construction loans for the construction of custom homes (where the home buyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $1.7 million, or 12.3% of the total construction loan portfolio at December 31, 1998. The average loan size at December 31, 1998 was approximately $87,000. With few exceptions, the Company limits to four the number of unsold homes being built by each builder. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, the Company generally requires documentation of all draw requests and utilizes loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

    CONSUMER LOANS. At December 31, 1998, consumer loans constituted $40.8 million, or 27.2% of total loans, compared with $33.7 million, or 28.7%, and $19.6 million, or 24.1%, at December 31, 1997, and 1996, respectively. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. The Company also makes automobile loans for used vehicles originated indirectly by selected automobile dealers located in the Company's market areas. With the hiring of an experienced vehicle dealer lender in 1997, the Company increased such lending. At December 31, 1998, $13.3 million, or 32.6%, of the Company's consumer loan portfolio consisted of indirect automobile loans. The Company intends to continue to emphasize indirect automobile loans and to gradually expand its purchase of dealer-originated contracts to include recreational vehicles, trailers, motorcycles and other vehicles. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Indirect automobile and other vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, such as dealer fraud. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in its market areas. In addition, the Company has put in place systems designed to limit the risks inherent in dealer originated loans.

    The Company also offers VISA credit cards to its customers. At December 31, 1998, $1.3 million of credit card balances were outstanding representing 3.2% of the Company's consumer loan portfolio and less than 1% of its total portfolio. Past due amounts on the Company's credit card portfolio have been minimal. At December 31, 1998, approximately $27,000, or 2.1% of outstanding credit card balances were past due. Home equity loans are also available through use of VISA credit cards. Credit card home equity loans amounted to $2.1 million at December 31, 1998.

COMMITMENTS AND CONTINGENT LIABILITIES. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company's consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 14(b) of "Notes to Consolidated Financial Statements" at page 24 of the Annual Report, which is incorporated herein by reference.

NONPERFORMING ASSETS. The following table sets forth, for the periods indicated, information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets.

                                                          DECEMBER 31,
                                                   ----------------------------
(DOLLARS IN THOUSANDS)                              1998       1997       1996
                                                   ------     ------     ------
Nonaccrual loans                                   $  639     $  498     $  390
Restructured loans                                    208        653        781
                                                   ------     ------     ------
               Total non-performing loans          $  847     $1,151     $1,171
Real estate owned                                      --         30         --
                                                   ------     ------     ------
               Total non-performing assets         $  847     $1,181     $1,171


Accruing loans past due (greater than or
   equal to) 90 days                               $   32     $   --     $    2
Potential problem loans                               215         11          7
Allowance for loan losses                           1,745      1,296        796
Nonperforming loans to loans                         0.57%      0.98%      1.44%
Allowance for loan losses to loans                   1.17%      1.10%      0.98%
Allow. loan losses to nonperforming loans          206.02%    112.60%     67.98%
Nonperforming assets to total assets                 0.38%      0.74%      1.00%

    The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual basis. Loans are placed on a nonaccrual basis when there are serious doubts about the collectability of principal or interest. Generally, the Company's policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Amounts received on non-accrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which there are serious doubts as to the borrower's ability to comply with present repayment terms and, therefore, will likely be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.

    At December 31, 1998, the Company had $639,000 of nonaccrual loans. Interest on nonaccrual loans foregone was approximately $60,000, and $40,000, and $42,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

ANALYSIS OF ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

    While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination.

    The following table shows the allocation of the allowance for loan losses at December 31, 1998, 1997 and 1996. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors which may affect future loan losses in the categories of loans shown.

                                  1998                 1997               1996
                            -----------------   -------------------  ----------------
                                      % OF                  % OF                % OF
                                      TOTAL                 TOTAL               TOTAL
(DOLLARS IN THOUSANDS)      AMOUNT   LOANS(1)   AMOUNT     LOANS(1)  AMOUNT    LOANS(1)
Balance applicable to:      ------   --------   ------     --------  ------    --------
Commercial                  $  595     43.8%    $  437       41.0%    $266       42.4%
Real estate mortgage           174     19.5        206       19.5      139       23.2
Real estate construction       168      9.5        115       10.8       64       10.3
Consumer                       379     27.2        307       28.7      157       24.1
Unallocated                    429       --        231         --      170         --
                            ------    -----     ------      -----     ----      -----
      Total                 $1,745    100.0%    $1,296      100.0%    $796      100.0%
                            ======    =====     ======      =====     ====      =====

--------------
(1) Represents total of all outstanding loans in each category as a percent of total loans outstanding.

    The following table sets forth for the periods indicated information regarding changes in the Company's allowance for loan losses:

                                    FOR THE             FOR THE           FOR THE
                                  YEAR ENDED          YEAR ENDED         YEAR ENDED
                               DECEMBER 31, 1998   DECEMBER 31, 1997   DECEMBER 31, 1996
                               -----------------   -----------------   -----------------
(DOLLARS IN THOUSANDS)

Balance at beginning of period      $1,296             $ 796             $ 620
Charge-offs:
          Commercial                  (182)              (43)             (166)
          Real estate                   --               (11)               --
          Consumer and other          (131)             (106)              (63)
                                    ------            ------             -----
          Total charge-offs           (313)             (160)             (229)
Recoveries:
          Commercial                     2                --                49
          Real estate                   --                --                --
          Consumer                      25                13                 6
                                    ------            ------             -----
          Total recoveries              27                13                55
Net charge-offs                       (286)             (147)             (174)
Provision for loan losses              735               647               350
                                    ------            ------             -----
Balance at end of period            $1,745            $1,296             $ 796
                                    ======            ======             =====

INVESTMENT ACTIVITIES

    The Company's portfolio of investment securities (investment securities held to maturity and investment securities available for sale) increased by $8.5 million from December 31, 1997 to 1998. The investment portfolio consists primarily of U.S. Treasury and government agency securities, municipal securities and corporate obligations. Municipal securities represented 43.2% or $16.5 million, of the Company's investment portfolio at December 31, 1998. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 38.7% of the municipal securities in the Company's investment portfolio were rated below "A", or its equivalent, or unrated. Corporate obligations amounted to $6.9 million, or 18.0% of the Company's investment portfolio, at December 31, 1998. At December 31, 1998, all corporate obligations held by the Company were rated A, or its equivalent, or better. The average maturity of the securities portfolio was approximately four years at December 31, 1998.

    Investment securities designated as held to maturity are those securities which the Company has the ability and the intent to hold to maturity. Events which may be reasonably anticipated are considered when determining the Company's intent to hold investment securities for the foreseeable future. Investment securities designated as held to maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 1998, the investment portfolio consisted of 33.6% available for sale securities and 66.4% held to maturity investments.

    The Company expects to more actively manage its investment portfolio in the future and would expect that available for sale securities would increase as a percent of total investment securities.

    The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale:

SECURITIES AVAILABLE FOR SALE

                                                       GROSS      GROSS
                                        AMORTIZED   UNREALIZED  UNREALIZED       MARKET
(DOLLARS IN THOUSANDS)                    COST         GAINS      LOSSES         VALUE
                                        ---------   ----------  ----------      -------
December 31, 1998:
  US Treasury securities                 $ 5,008       $ 60        $ --         $ 5,068
  US Government agency securities          7,508         18          (3)          7,523
                                         -------       ----        ----         -------
          Total                          $12,516       $ 78        $ (3)        $12,591
                                         =======       ====        ====         =======
December 31, 1997:
  US Treasury securities                 $ 4,996       $ 26        $ --         $ 5,022
  US Government agency securities            500       - --          (1)            499
                                         -------        ---        ----         -------
          Total                          $ 5,496       $ 26        $ (1)        $ 5,521
                                         =======       ====        ====         =======

    The following table summarizes the recorded value, gross unrealized gains and losses and the resulting market value of investment securities held to maturity as of December 31, 1998 and 1997.

SECURITIES HELD TO MATURITY

                                                         GROSS         GROSS
                                          AMORTIZED   UNREALIZED     UNREALIZED       MARKET
(DOLLARS IN THOUSANDS)                      COST         GAINS         LOSSES         VALUE
                                          ---------   ----------     ----------      -------
December 31, 1998:
  U.S. Treasury securities                 $   500        $  1        $     --       $   501
  U.S. Government agency securities            998          12              --         1,010
  State and political subdivisions          16,502         684              (1)       17,185
  Corporate obligations                      6,875         100              (4)        6,971
                                           -------        ----        --------       -------
  Total                                    $24,875        $797        $     (5)      $25,667
                                           =======        ====        ========       =======
December 31, 1997:
  U.S. Treasury securities                 $   997        $  2        $     --       $   999
  U.S. Government agency securities          4,996          21              (5)        5,012
  State and political subdivisions           9,796         257              (3)       10,050
  Corporate obligations                      7,648          52              (8)        7,692
  Other investments                             71          --              --            71
                                           -------        ----        --------       -------
  Total                                    $23,508        $332        $    (16)      $23,824
                                           =======        ====        ========       =======

    The following table summarizes the amortized cost and recorded and market values of securities available-for-sale and held-to-maturity at December 31, 1998, by contractual maturity groups:

                                     AMORTIZED        MARKET     RECORDED
                                       COST           VALUE       VALUE
                                      -------        -------     -------
          (DOLLARS IN THOUSANDS)
          AMOUNTS MATURING:

          Within one year             $ 8,042        $ 8,074     $ 8,065
          One to five years            19,364         19,736      19,418
          Six to ten years              8,407          8,803       8,407
          Over ten years                1,576          1,645       1,576
                                      -------        -------     -------
            Total                     $37,391        $38,258     $37,466
                                      =======        =======     =======

    The following table provides the carrying values, maturities and weighted average yields of the Company's investment portfolio at December 31, 1998:


                                          WITH 1              1 - 5            6 - 10      OVER 10
                                           YEAR               YEARS            YEARS        YEARS             TOTAL
                                         ---------         ----------         ------         ------         ----------
           (DOLLARS IN
THOUSANDS)
 U.S. Treasury securities
        Balance                          $   3,520         $    2,048         $  --          $  --          $    5,568
        Weighted average yield                5.64%              6.28%           --%            --%               5.88%

U.S. Government agency securities
        Balance                              3,513              5,008             --             --              8,521
        Weighted average yield                5.77%              5.76%            --%            --%              5.76%

State and political subdivisions
        Balance                                525              5,994          8,407          1,576             16,502
        Weighted average yield                4.74%              4.90%          4.79%          5.09%              4.86%
Corporate obligations and other
        Balance                                507              6,368             --             --              6,875
        Weighted  average yield               8.87%             6.83%             --%            --%              6.99%
FHLB Stock
        Balance                                 --                 --            736             --                736
        Weighted average yield                  --%                --%          7.00%            --%              7.00%
                                         ---------         ----------         ------         ------         ----------
Total
        Balance                          $   8,065         $   19,418         $9,143         $1,576         $   38,202
        Weighted average yield                5.84%             5.90%           4.97%          5.09%              5.63%

    The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

    At December 31, 1998, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company's shareholders' equity.

DEPOSITS

    The Company provides a range of deposit services, including non-interest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in non-interest bearing transactional accounts and thus to reduce its costs of funds.

    The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits.

                                                               YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------------------
                                                1998                    1997                    1996
                                        --------------------     -------------------     -------------------
                                        Average       Average    Average     Average     Average      Average
                                        Balance         Rate     Balance       Rate      Balance      Rate
                                        --------       -----     --------      -----     -------      -------
(DOLLARS IN THOUSANDS)
Interest bearing demand & money
  market accounts                       $ 55,320       2.87%     $ 40,600      2.94%     $28,753      2.57%
Savings                                   23,227       3.13        21,789      3.57       20,036      3.51
Time deposits                             61,361       5.62        42,220      5.65       26,777      5.61
                                        --------       -----     --------      -----     -------      -----
     Total interest bearing deposits    $139,908                 $104,609                $75,566
Demand and other noninterest bearing
  deposits                                27,939                   23,310                 17,487
                                        --------                 --------                -------
     Total average deposits             $167,847       4.12%     $127,919       4.17%    $93,053      3.90%
                                        ========       =====     ========      =====     =======      =====

    The following table sets forth at the dates indicated the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 1998:

                                                      DECEMBER 31, 1998
                                                     --------------------
(DOLLARS IN THOUSANDS)
     Remaining maturity:
        Less than three months                              $ 6,930
        Three to six months                                   3,101
        Six to twelve months                                  7,570
        Over twelve months                                    2,057
                                                            -------
                                                            $19,658
                                                            =======

SHORT-TERM BORROWING

    At December 31, 1998, 1997 and 1996, there were no short-term (original maturity of one year or less) borrowings that exceeded 30 percent of shareholders' equity at the end of the period.

SUPERVISION AND REGULATION

    The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 registered with and subject to examination by the Federal Reserve Board ("FRB"). The Company's Bank subsidiary is a Washington state chartered bank and is subject to examination, supervision, and regulation by the Division. The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits and in that capacity, also regulates the Bank.

    The Company's earnings and activities are affected by legislation, by actions of the FRB, FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington state. For example, these include limitations on the ability of the Bank to pay dividends to the Company, numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

    Legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

    Federal law imposes certain restrictions on transactions between the Company and its nonbank subsidiaries, on the one hand, and the Bank on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company.

    Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

    The activities of bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions are generally limited to 5% of voting shares unless the FRB determines that the acquisition is so closely related to banking as to be a proper incident to banking or managing or controlling banks.

    Among other things, applicable federal and state statutes and regulations which govern a bank's activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

    The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1998, the Company and the Bank were "well capitalized."

    The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months, except that certain well-capitalized banks may be examined every 18 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

    In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

    The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

ITEM 2.  PROPERTIES

    The Company owns the property and buildings of its branches at Oak Harbor
(2), Coupeville, Burlington, Camano Island, Clinton and Bellingham, and leases the building and property of its branch at Langley. The property and building of the Company's Whidbey City branch were sold in 1998. The Company owns the building housing its Anacortes branch, which is situated on land leased to the Company. The Company also owns separate parcels of real property in Freeland (where the Company opened a full service branch during 1998) and Bellingham (where the Company has relocated its current Bellingham office March 1999).
The Company also leases space for its grocery store branch on Camano Island, which opened in the second quarter of 1998. In addition to the branch offices and leased property for the real estate mortgage dpartment and dealer center building, the Company's administrative offices in Oak Harbor occupy approximately 10,000 square feet, of which approximately 6,000 square feet are situated on property owned by the Company and approximately 4,000 square feet are situated on property leased by the Company.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is currently subject and party to various legal actions arising out of the normal course of business. Management believes the ultimate liability, if any, arising from such claims or contingencies is not likely to have a material adverse effect on the Company's results of operations or financial conditions

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    For information concerning the Company's common stock and related security holder matters, see "Quarterly Common Stock Prices and Dividend Payments" at page 34 of the Annual Report, which is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

    The following sets forth selected consolidated financial unaudited information about the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company included in the Annual Report and should be read in conjunction with the Company's financial statements and the Management Discussion in the Annual Report.

(DOLLARS IN THOUSANDS PER SHARE AMOUNTS)
                                                              YEARS ENDED DECEMBER 31,
                                                      --------------------------------------
                                                         1998          1997          1996
                                                      ----------    ----------    ----------
OPERATING DATA:
     Total interest income                            $   15,236    $   11,901    $    8,858
     Total interest expense                                5,765         4,358         2,946
                                                      ----------    ----------    ----------
      Net interest income                                  9,471         7,543         5,912
     Provisions for loan losses                              735           647           350
                                                      ----------    ----------    ----------
     Net interest income after provision                   8,736         6,896         5,562
     Service charges on deposits                           1,172         1,116         1,024
     Other noninterest income                                763           550           400
                                                      ----------    ----------    ----------
      Total noninterest income                             1,935         1,666         1,424
      Noninterest expense                                  7,535         5,840         4,684
                                                      ----------    ----------    ----------
     Income before income taxes                            3,136         2,722         2,302
     Provision for income taxes                              924           818           738
                                                      ----------    ----------    ----------
     Net income                                       $    2,212    $    1,904    $    1,564
                                                      ==========    ==========    ==========

     Average number of shares outstanding, basic       3,525,883     2,810,881     2,796,000
     Average number of shares outstanding, diluted     3,769,244     2,935,972     2,858,100

(DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                                   YEARS ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            1998            1997            1996
                                                        -----------     -----------     -----------
PER SHARE DATA:
   Net income per share, basic                          $      0.63     $      0.68     $      0.56
   Net income per share, diluted                               0.59            0.65            0.55
   Book value                                                  7.09            4.64            4.14
   Dividends                                                   0.14            0.13            0.12

BALANCE SHEET DATA:
   Total assets                                         $   220,493     $   160,068     $   117,280
   Loans receivable, net of unearned fees                   149,617         117,535          81,269
   Allowance for loan losses                                  1,745           1,296             796
   Real estate owned                                             --              30              --
   Fed funds sold                                             4,100           1,750             500
   Deposits                                                 189,698         146,394         105,212
   Shareholders' equity                                      29,691          13,035          11,570

SELECTED PERFORMANCE RATIOS:
   Return on average assets                                    1.16%           1.35%           1.49%
   Return on average equity                                   10.31           15.21           13.91
   Net interest margin                                         5.56            5.94            6.27
   Net interest spread                                         4.74            5.13            5.44
   Noninterest expense to average assets                       3.96            4.13            4.46
   Efficiency ratio                                           66.06           63.42           63.85
   Dividend payout ratio                                      22.22           19.12           21.43

ASSET QUALITY RATIOS:
   Nonperforming loans to period-end loans                     0.57%           0.98%           1.44%
   Allowance for loan losses to period-end loans               1.17            1.10            0.98
   Allowance for loan losses to nonperforming loans          206.02          112.60           67.98
   Nonperforming assets to total assets                        0.38            0.74            1.00
   Net loan charge-offs to average loans outstanding

CAPITAL RATIOS:
   Tier 1 risk-based capital                                  15.99%          11.63%          14.97%
   Total risk-based capital                                   14.93           10.67           14.00
   Leverage ratio                                             11.67            8.08           10.19
   Equity to assets ratio                                     13.47            8.14            9.87

OTHER DATA:
   Number of banking offices                                     12               9               8
   Number of full time equivalent employees(1)                  145             116              90

(1) The increase in full-time equivalent employees in 1998 reflected branch openings and additional increases in lending personnel and executive and administative personnel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    For management's discussion and analysis of the Company's financial condition and results of operations, see Management Discussion at pages 26 through 34 of the Annual Report which is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For a discussion of interest rate sensitivity see Management Discussion at pages 31 and 32 of the Annual Report, which is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    For consolidated financial statements of the Company, see the consolidated financial statements beginning at page 4 of the Annual Report which is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

    For discussion of the Company's change in accountants in 1997, see "Recent Changes in Accounting Firms" at page 34 of the Annual Report which is incorporated herein by reference.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" beginning at page 3 of the Company's definitive Proxy Statement dated March 26, 1999 (the "Proxy Statement") for the annual meeting of shareholders to be held April 29, 1999.

    The required information with respect to the executive officers of the Company is included under the caption "Executive Officers of the Company" in
Part I of this report. Part I of this report is incorporated herein by reference.

    The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled "Beneficial Ownership and Section 16(a) Reporting Compliance" beginning at page 12 of the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

    For information concerning executive compensation see "Executive Compensation" beginning at page 7 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information concerning security ownership of certain beneficial owners and management see "Security Ownership of Certain Beneficial Owners and Management" beginning at page 2 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" beginning at page 13 of the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    List of Financial Statements and Financial Statement Schedules.

(a)     (1)    Financial Statements:

               The following consolidated financial statements of the Company, included in the Annual Report of the registrant to its shareholders for the year ended December 31, 1998, are incorporated by reference in Item 8:

PAGE
----
2&3            Reports of Independent Auditors

4              Consolidated Statements of Financial Condition--December 31, 1998 and 1997

5              Consolidated Statements of Income--Years ended December 31, 1998, 1997 and 1996

6              Consolidated Statements of Shareholders' Equity and Comprehensive
                  Income--Years ended December 31, 1998, 1997 and 1996

7              Consolidated Statements of Cash Flows--Years ended December 31, 1998, 1997 and 1996

8              Notes to Consolidated Financial Statements

        (2)    Exhibits:

               See "Index of Exhibits" at page 20 of this Form 10-K.

(b)            Reports on Form 8-K:

               None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 1999.


                                               Washington Banking Company
                                                      (Registrant)

                                       By          /s/ Michal D. Cann
                                           -------------------------------------
                                                     Michal D. Cann
                                                      President and
                                                 Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 29th day of March, 1999.

                                              Principal Executive Officer:

                                       By          /s/ Michal D. Cann
                                           -------------------------------------
                                                     Michal D. Cann
                                                      President and
                                                 Chief Executive Officer


                                              Principal Financial Officer:


                                       By        /s/ Phyllis A. Hawkins
                                           -------------------------------------
                                                   Phyllis A. Hawkins
                                                Senior Vice President and
                                                 Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 29, 1999, as attorney-in-fact for the following directors who constitute a majority of the board of directors.


       Orlan D. Dean                         Anthony B. Pickering
       Marlen L. Knutson                     Larry Scodeller
       Karl C. Krieg, III                    Edward J. Wallgren
       Jay T. Lien


                                       By          /s/ Michal D. Cann
                                           -------------------------------------
                                                     Michal D. Cann
                                                    Attorney-in-fact
                                                     March 29, 1999

INDEX TO EXHIBITS

 EXHIBIT NO.                                EXHIBIT DESCRIPTION
 -----------                                -------------------
       3       (a) Articles of Amendment to Articles of Incorporation of the Company(1)
               (b) Amended and Restated Articles of Incorporation of the Company(1)
               (c) Bylaws of the Company(1)

      10       (a) 1992 Employee Stock Option Plan(2)
               (b) 1993 Director Stock Option Plan(1)
               (c) 1998 Stock Option and Restricted Stock Award Plan(2)
               (d) Form of Severance Agreement(1)

      13       The Company's Annual Report to Shareholders for fiscal year ended December 31, 1998(3)

      21       Subsidiaries of the Company are:
               (a) Whidbey Island Bank, Oak Harbor, Washington

      24       Power of Attorney dated March 18, 1999

      27       Financial Data Schedule

---------------

(1) Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)   Incorporated by reference to the definitive proxy statement dated
      August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3) Portions of the Annual Report to Shareholders have been specifically incorporated by reference elsewhere in this report.