Form 10-Q
period 1999-03-31
WASHINGTON BANKING CO
filed 1999-05-14
CIK 1058690

     UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________.

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

Yes [X]   No [ ]

        The number of shares of the issuer's Common Stock outstanding at April 30, 1999 was 4,200,300.

                                TABLE OF CONTENTS

                         PART I -- FINANCIAL INFORMATION


                                                                                 Page
Item 1. Financial statements

        Condensed Statements of Financial Condition - March 31, 1999
        and December 31, 1998                                                      1

        Condensed Statements of Income - three months
        ended March 31, 1999 and 1998                                              2

        Condensed Statements of Shareholders' Equity -
        three months ended March 31, 1999                                          3

        Condensed Statements of Cash Flows -
        three months ended March 31, 1999 and 1998                                 4

        Notes to Condensed Consolidated financial statements                       5

Item 2. Management Discussion and Analysis of Financial Condition
        and Results of Operations                                                  8

Item 3. Quantitative and Qualitative Disclosures About Market Risk                15

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                          16

        Signatures                                                                17

                                     PART I

ITEM 1. FINANCIAL STATEMENTS


                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Financial Condition

                      March 31, 1999 and December 31, 1998

                  (Dollars in thousands, except per share data)

                                                                                MARCH 31,    DECEMBER 31,
                          ASSETS                                                  1999          1998
                                                                                ---------    ------------
                                                                               (UNAUDITED)
Cash and due from banks                                                         $ 13,508        12,063
Interest bearing deposits                                                          4,886         8,089
Federal funds sold                                                                   500         4,100
                                                                                --------       -------
            Total cash and cash equivalents                                       18,894        24,252
                                                                                --------       -------
Federal Home Loan Bank stock                                                         750           736
Investment securities, available for sale                                         11,049        12,591
Investment securities, held to maturity                                           25,367        24,875
                                                                                --------       -------
            Total investment securities                                           37,166        38,202
                                                                                --------       -------
Loans receivable, net                                                            161,405       147,872
Premises and equipment, net                                                        9,303         8,046
Other real estate owned                                                              145            --
Deferred tax asset                                                                   444           419
Other assets                                                                       2,128         1,702
                                                                                --------       -------
            Total assets                                                        $229,485       220,493
                                                                                ========       =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                    $198,451       189,698
    Other liabilities                                                              1,021         1,104
                                                                                --------       -------
            Total liabilities                                                    199,472       190,802
                                                                                --------       -------

Shareholders' Equity:
    Preferred stock, no par value. Authorized 20,000 shares; no shares
       issued or outstanding                                                          --            --
    Common stock, no par value. Authorized 10,000,000 shares,
       issued and outstanding 4,200,300 and 4,189,050 shares at March 31,
       1999 and December 31, 1998, respectively                                   17,870        17,836
    Retained earnings                                                             12,140        11,805
    Accumulated other comprehensive income, net                                        3            50
                                                                                --------       -------
            Total shareholders' equity                                            30,013        29,691
                                                                                --------       -------
            Total liabilities and shareholders' equity                          $229,485       220,493
                                                                                ========       =======


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)

                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                     1999           1998
                                                                  ----------      ---------
Interest income:
    Interest and fees on loans                                    $    3,528          2,924
    Interest on taxable investment securities                            295            261
    Interest on tax-exempt investment securities                         197            136
    Other                                                                102             45
                                                                  ----------      ---------
            Total interest income                                      4,122          3,366
Interest expense                                                       1,446          1,315
                                                                  ----------      ---------
            Net interest income                                        2,676          2,051
Provision for loan losses                                                255            195
                                                                  ----------      ---------
            Net interest income after provision
            for loan losses                                            2,421          1,856
                                                                  ----------      ---------
Noninterest income:

    Service charges on deposits                                          350            312
    Other                                                                278            206
                                                                  ----------      ---------
            Total noninterest income                                     628            518
                                                                  ----------      ---------
Noninterest expense:

    Salaries and benefits                                              1,306            953
    Occupancy expense                                                    486            258
    Office supplies and printing                                          82             65
    Data processing                                                       72             63
    Consulting and professional fees                                      20             45
    Other                                                                418            370
                                                                  ----------      ---------
            Total noninterest expense                                  2,384          1,754
                                                                  ----------      ---------
            Income before income taxes                                   665            620

Provision for income taxes                                               162            204
                                                                  ----------      ---------
            Net income                                            $      503            416
                                                                  ==========      =========
Net income per share, basic                                       $     0.12           0.15
                                                                  ==========      =========
Net income per share, diluted                                     $     0.11           0.14
                                                                  ==========      =========
Average number of shares outstanding, basic                        4,195,300      2,809,050

Average number of shares outstanding, diluted                      4,441,880      2,961,557


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Shareholders' Equity

                        Three months ended March 31, 1999

                             (Amounts in thousands)

                                                                                                  ACCUMULATED
                                                                                                 COMPREHENSIVE     TOTAL
                                                                COMMON STOCK           RETAINED     INCOME,     SHAREHOLDERS'
                                                             SHARES       AMOUNT       EARNINGS       NET          EQUITY
                                                             ------      --------       ------        ---          -------
Balances at December 31, 1998                                 4,189      $ 17,836       11,805         50           29,691

Cash dividend, $0.04 per share (unadudited)                                               (168)                       (168)

Net income for the three months ended
    March 31, 1999 (unaudited)                                   --            --          503         --              503

Net change in unrealized gains/losses
    for the three months ended March 31,
    1999 on securities available for sale (unaudited)            --            --           --        (47)             (47)

Stock options exercised (unaudited)                              11            34           --         --               34
                                                             ------      --------       ------        ---          -------
Balances at March 31, 1999                                    4,200      $ 17,870       12,140          3           30,013
                                                             ======      ========       ======        ===          =======


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)


                                                                                 THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                                1999          1998
                                                                              --------       -------
Cash flows from operating activities:
    Net income                                                                $    503           416
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Federal Home Loan Bank stock dividends                                   (14)          (13)
          Amortization(accretion) of investment premiums(discounts), net            17            (3)
          Provision for loan losses                                                255           195
          Depreciation of premises and equipment                                   118            92
          Net increase in other assets                                            (426)         (252)
          Net (decrease) increase in other liabilities                             (83)          380
                                                                              --------       -------
              Net cash provided by operating activities                            370           815
                                                                              --------       -------
Cash flows from investing activities:
    Purchases of investment securities, available for sale                      (1,033)       (1,000)
    Maturities of investment securities, available for sale                      2,500           500
    Purchases of investment securities, held to maturity                        (1,151)         (775)
    Maturities of investment securities, held to maturity                          645         1,500
    Net increase in loans                                                      (13,933)       (5,845)
    Purchases of premises and equipment                                         (1,375)       (1,351)
                                                                              --------       -------
              Net cash used in investing activities                            (14,347)       (6,971)
                                                                              --------       -------
Cash flows from financing activities:
    Net increase in deposits                                                     8,753         9,983
    Dividends paid on common stock                                                (168)           --
    Proceeds from stock options exercised                                           34            --
                                                                                             -------
              Net cash provided by financing activities                          8,619         9,983
                                                                              --------       -------
              Net increase (decrease) in cash and cash equivalents              (5,358)        3,827
Cash and cash equivalents at beginning of period                                24,252         8,013
                                                                              --------       -------
Cash and cash equivalents at end of period                                    $ 18,894        11,840
                                                                              ========       =======
Supplemental information:
    Loans foreclosed and transferred to real estate owned                     $    145            85
    Cash paid for interest                                                       1,473         1,319
    Cash paid for taxes                                                            200           200


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                   Three months ended March 31, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)

(1)   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      DESCRIPTION OF BUSINESS

      Washington Banking Company (WBCO or Company), a Washington State bank holding company, was formed on April 30, 1996. Whidbey Island Bank (WIB or
      Bank), the principal subsidiary of WBCO, is a Washington State commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although WIB has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

      BASIS OF PRESENTATION

      The accompanying consolidated interim financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank. The accompanying consolidated interim financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financials. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1998 audited consolidated financial statements and notes thereto included in the Company's recent Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

      Certain amounts in 1998 have been reclassified to conform with the 1999 financial statement presentation.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company in the year 2000 and requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. The Company currently has no activity in derivative instruments and hedging activities and does not expect adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

      In October 1998, the FASB issued SFAS 134 (which amended SFAS 65 "Accounting for Certain Mortgage Banking Activities"). This Statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans. Under this Statement, any retained mortgage-based securities (after the securitization of a mortgage loan held for sale) will need to be classified as either "available-for-sale" or "trading". The Statement was effective for the Company beginning January 1, 1999. The Company currently has no activity in securitizing mortgage loans held for sale. The adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

(2)   EARNINGS PER SHARE

      The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                            THREE MONTHS ENDED MARCH 31, 1999
                                          --------------------------------------
                                                       WEIGHTED        PER SHARE
                                          INCOME     AVERAGE SHARES     AMOUNT
                                          ------     --------------     ------
      BASIC EPS
      Income available to common
         shareholders                      503         4,195,300         0.12
      Effect of dilutive
         securities; stock options                       246,580           --
                                           ---         ---------         ----

      DILUTED EPS                          503         4,441,880         0.11
                                           ===         =========         ====


                                            THREE MONTHS ENDED MARCH 31, 1998
                                          --------------------------------------
                                                       WEIGHTED        PER SHARE
                                          INCOME     AVERAGE SHARES     AMOUNT
                                          ------     --------------     ------
      BASIC EPS
      Income available to common
         shareholders                      416         2,809,050         0.15
      Effect of dilutive
         securities; stock options          --           152,507           --
                                           ---         ---------         ----

      DILUTED EPS                          416         2,961,557         0.14
                                           ===         =========         ====


      At March 31, 1999 there were options to purchase 123,950 shares of common stock outstanding which were antidilutive and therefore not included in the computation of diluted net income per share. There were no antidilutive securities outstanding for the first quarter ended March 31, 1998.

(3)   COMPREHENSIVE INCOME

      Comprehensive income for the three months ended March 31, 1999 and 1998 was $456 and $411, respectively. Total comprehensive income for the three months ended March 31, 1999 and 1998 consisted of net income and the change in the unrealized gain on investments.


(4)   SUBSEQUENT EVENT

      On April 29, 1999, the Board of Directors declared a cash dividend of $0.04 per share and approved a stock repurchase plan, which allows the Company to repurchase up to 210,000 shares of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Washington Banking Company

        THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS. SPECIFIC FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF INTEREST RATE CHANGES, RISK ASSOCIATED WITH OPENING NEW BRANCHES, CONTROLLING EXPENSES AND GENERAL ECONOMIC CONDITIONS.

OVERVIEW

        The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. The Company was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. Currently, the Company and the Bank are headquartered in Oak Harbor, Washington. The Company's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has fourteen banking offices located in Island, Skagit, Jefferson and Whatcom counties in Northwest Washington State.

        The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Island County (Whidbey and Camano Islands), while solidifying its market position on the Islands. Currently, the geographical expansion is expected to be concentrated in the Burlington / Mt. Vernon and other areas of Skagit County and the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if they meet the Company's criteria which include the availability of experienced managers, lending officers and branch personnel with long-standing presence in the area and extensive banking relationships. Requisite customer demand must also exist. In pursuit of this growth strategy, during the first quarter of 1999, the Company relocated its Bellingham office to a larger office and opened a residential real estate loan production office in Port Townsend, Washington (Jefferson County). In the second quarter of 1999, the Company opened a loan production office in Sedro Woolley, Washington (Skagit County). Such expansion activity can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

FINANCIAL CONDITION

        Total assets increased to $229.5 million at March 31, 1999 from $220.5 million at December 31, 1998, an increase of 4.1%. Net loans totaled $161.4 million at March 31, 1999, an increase of 9.2% from December 31, 1998. Deposits were $198.5 million at March 31, 1999, an increase of 4.6% from December 31, 1998.

        The Company's allowance for loan losses at March 31, 1999 was $1.8 million, or 1.12% of total loans, compared to $1.7 million, or 1.17% of total loans, at December 31, 1998. Nonperforming assets amounted to $1.1 million at March 31, 1999, or 0.48% of total assets, compared to $847,000 or 0.38% of total assets, at December 31, 1998.

RESULTS OF OPERATIONS

        The Company's results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company also generates noninterest income primarily through service charges and fees and other sources. The Company's noninterest expenses consist primarily of compensation and employee benefit expense, and occupancy expense.

        Net income for the first quarter of 1999 was $503,000, or $0.11 per diluted share, compared to $416,000, or $0.14 per diluted share, for the first quarter of 1998, an increase in net income of 20.9%. The increase in net income was primarily due to increased net interest income resulting from continued loan growth and noninterest income, partially offset by increased expenses due principally to expansion.

NET INTEREST INCOME

        Net interest income for the first quarter of 1999 increased to $2.7 million, or 30.5%, from $2.1 million in the first quarter of 1998. The increase in net interest income is largely due to the overall growth of the Company.

        Average interest earning assets increased to $198.0 million at March 31, 1999, compared to $151.6 million at March 31, 1998, a growth of $46.4 million, or 30.6%, while the average yield on interest earning assets decreased to 8.46%, compared with 9.00% in first quarter of the prior year. The decrease in yield on interest earning assets was caused by a decline in yields on both loans and nontaxable investments. The average yield on loans decreased to 9.26% for the first quarter ended March 31, 1999 from 9.81% for the first quarter ended March 31, 1998. Average yields on non-taxable investments decreased to 6.30% for the first quarter ended March 31, 1999 from 6.74% for the first quarter ended March 31, 1998.

        The average yield on interest bearing liabilities also decreased in the first quarter of 1999 to 3.67% from 4.15% for the first quarter ended March 31, 1998 as rates on all deposit types decreased from first quarter of the prior year. Average interest bearing liabilities increased to $157.4 million at March 31, 1999 compared to $126.7 million at March 31, 1998, a growth of $30.7 million, or 24.2%. The overall result of these changes was a decrease in the net interest spread to 4.79% for the first quarter ended March 31, 1999 from 4.85% for the first quarter ended March 31, 1998 and a stable net interest margin of 5.54% and 5.53%, respectively, for the first quarters ended March 31, 1999 and 1998.

NONINTEREST INCOME AND EXPENSE

        Noninterest income increased $110,000, or 21.2%, in the first quarter of 1999 compared with the same period in 1998. Increases were primarily through service charges on deposits and other fees including fees on secondary market real estate loans.

        Noninterest expense increased $630,000, or 35.9%, in the first quarter of 1999 compared with the same period in 1998, as the Company pursued its strategy of growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 37.0% and 88.4%, respectively, for the quarter compared with the same period in 1998. These increases reflect the Company's growth on Whidbey and Camano Islands, Port Townsend, Anacortes, Burlington, Bellingham and Sedro Woolley in Northwestern Washington. Total noninterest expense was 72.2% and 68.28% of total revenues (the sum of net interest income plus noninterest income less non-recurring gains) for the first quarter of 1999 and 1998, respectively.

INCOME TAXES

        For the first quarter of 1999, the Company recorded an income tax provision of $162,000. The overall effective tax rate has decreased in 1999 as compared to 1998 due to the increase in interest income on tax-exempt investment securities.

LENDING ACTIVITIES

        The Company originates a wide variety of loans including commercial business, real estate and consumer loans. The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:


    (amounts in thousands)                      March 31,                December 31,
                                                  1999       % of Total      1998       % of Total
                                                  ----       ----------      ----       ----------
    Commercial                                  $ 80,271        49.1%      $ 65,564        43.8%
    Real estate mortgages:
       One to four family residential             17,968        11.0%        17,052        11.4%
       5 or more family residential
          and commercial                          12,219         7.5%        12,146         8.1%
                                                --------       -----       --------       -----
    Total real estate mortgages                   30,187        18.5%        29,198        19.5%
    Real estate construction                      11,372         7.0%        14,139         9.5%
    Consumer                                      41,433        25.4%        40,750        27.2%
                                                --------       -----       --------       -----
    Subtotal                                     163,263       100.0%       149,651       100.0%
                                                               =====                     =====
       Less: allowance for loan losses            (1,826)                    (1,745)
       Less: deferred loan fees and other            (32)                       (34)
                                                --------                   --------
    Total loans, net                            $161,405                   $147,872
                                                ========                   ========

        Total loans, net increased to $161.4 million at March 31, 1999, representing a 9.2% increase from year-end 1998. Commercial, total real estate mortgages and consumer loans increased 22.4%, 3.4% and 1.7%, respectively, at March 31, 1999 from year end 1998. Real estate construction loans decreased 19.6% for the same period. These changes reflect continuing commercial loan growth and some seasonal slowdown in real estate and consumer loans.

NONPERFORMING ASSETS

        The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

    (amounts in thousands)                                March 31, 1999  December 31, 1998
                                                          --------------  -----------------
    Nonaccrual loans                                          $  954           $  639
    Restructured loans                                            --              208
                                                              ------           ------
         Total nonperforming loans                               954              847
    Real estate owned                                            145               --
                                                              ------           ------
         Total nonperforming assets                            1,099              847

    Accruing loans past due => 90 days                            47               32

    Potential problem loans                                       68              215
    Allowance for loan losses                                  1,826            1,745
    Nonperforming loans to loans                                0.59%            0.57%
    Allowance for loan losses to loans                          1.12%            1.17%
    Allowance for loan losses to nonperforming loans          191.40%          206.02%
    Nonperforming assets to total assets                        0.48%            0.38%

        Nonperforming loans increased to $954,000, or 0.59% of total loans, at March 31,1999 from $847,000 at December 31,1998.

        Real estate owned increased $145,000 at March 31, 1999 from $0 at December 31, 1998.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

        The Company recorded a $255,000 provision for loan losses for the first quarter of 1999, compared with $195,000 for the same period a year ago. There were $174,000 in net loan charge-offs during the first quarter of 1999, compared to $2,000 in net charge-offs for the same period in 1998.

        The allowance for loan losses increased to $1.8 million at March 31, 1999 from $1.7 million at December 31, 1998, or 1.12% of total outstanding loans and 191.4% of nonperforming loans at the end of the first quarter 1999 as compared to 1.17% of total loans and 206.02% of nonperforming loans at December 31, 1998.

        The allowance for loan losses is maintained at a level considered by management to be adequate to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include assessing the quality of the loan portfolio, reviewing problem loans, business conditions and loss experience, and evaluating underlying collateral.

        The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

   (amounts in thousands)
                                                    For the three month    For the three month
                                                       period ended            period ended
                                                      March 31, 1999          March 31, 1998
                                                    -------------------    -------------------
    Balance at beginning of period                        $ 1,745                 $ 1,296

    Charge offs:
                             Commercial                      (117)                     --
                             Real estate                       --                      --
                             Consumer                         (66)                    (18)
                                                          -------                 -------
                             Total charge offs               (183)                    (18)
    Recoveries:
                             Commercial                         7                       1
                             Real estate                       --                      --
                             Consumer                           2                      15
                                                          -------                 -------
                             Total recoveries                   9                      16
                                                          -------                 -------
    Net charge-offs                                          (174)                     (2)
    Provision for loan losses                                 255                     195
                                                          -------                 -------
    Balance at end of period                              $ 1,826                 $ 1,489
                                                          =======                 =======

LIQUIDITY AND SOURCES OF FUNDS

        The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 1999, the Company had unused lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $33.7 million and unused lines of credit with financial institutions in the amount of $12.0 million, with no advances on these lines of credit as of March 31, 1999.

        Total deposits increased 4.6% to $198.5 million at March 31, 1999 from $189.7 million at March 31, 1998. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

        Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use such funds primarily to make loans and to purchase securities, primarily issued by the federal government and state and local governments. In addition, the Company may use Federal Home Loan Bank advances to supplement funding sources.

CAPITAL

        The Company's shareholders' equity increased to $30.0 million at March 31, 1999 from $29.7 million at December 31, 1998. At March 31, 1999, shareholders' equity was 13.1% of total assets compared to 13.5% of total assets at December 31, 1998.

        Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 3%. At March 31,1999, the Company's leverage ratio was 11.76%, compared with 11.67% at December 31,1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 14.12% and 15.15%, respectively, at March 31,1999, compared with 14.93% and 15.99%, respectively, at December 31,1998.

        The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at March 31,1999.

IMPACT OF THE YEAR 2000 ISSUE (Y2K)

        The Company, like all financial institutions, is faced with the challenges that the year 2000 brings. The Year 2000 issue relates to the inability of many computer systems to recognize dates for the year 2000 and beyond. Computers programmed with a two-digit field for identifying the year interpret "99", as "1999", but may interpret "00" as "1900" rather than "2000", resulting in incorrect calculations in date sensitive programs. The failure of any of these systems to recognize the Year 2000 could have a material effect on the Company's business, results of operations and financial condition. In order to meet these challenges, the Company is going through a multi-phase program to assure a state of readiness for Year 2000.

The Company's State of Readiness

        The Company began the awareness phase of its Year 2000 program in early 1997. The Board of Directors formed a readiness team in consultation with senior management. This team has the responsibility for identifying all systems, application software and supporting equipment for information and non-information technology that might have an impact on the Company from a Year 2000 perspective. The Company has also developed a customer awareness program that provides information on its Y2K readiness efforts. This program includes training lending officers and other staff to address customer concerns about Y2K issues. Communications have been promoted through public meetings, mailing informational brochures and the Company's Year 2000 Readiness Disclosure statement.

        The readiness team began the assessment phase of the program early in 1997. The team completed its assessment of all of the Company's computer systems, hardware, software, networks, telecommunications, ATMs, and property and equipment that could potentially be impacted by the Year 2000. The Company continues to assess and monitor, on an ongoing basis, systems, software and equipment as the Company makes purchases or changes in these areas to assure Year 2000 readiness.

        The Company does not have in-house programs and relies upon third party vendors to provide software applications used. The team contacted the Company's service providers and software/hardware vendors identified through the awareness phase to determine their approach to the Year 2000 issue and to receive commitment dates for the delivery of their readiness plans and/or compliant releases of software packages. In addition, the Company analyzed the extent that Year 2000 issues could adversely impact its borrower's business operations, particularly its large commercial borrowers.

        The Company performed an initial assessment of each major borrower and established an ongoing assessment as part of the Company's credit granting and loan review process. Tracking and monitoring the progress of these providers, vendors and high-balance customers is coordinated by the team and regularly reported to the Company's Board of Directors. On a quarterly basis these customers are reviewed and classified as having low, medium or high Year 2000 risk. This analysis is then incorporated into the Bank's quarterly loan loss reserve analysis and reported to the Board of Directors. The loan loss reserve was increased by $137,000 at March 31, 1999, based upon the Company's evaluation of the Year 2000 readiness of its major borrowers.

        The renovation phase of the program involves prioritizing providers and vendors using a "business critical" methodology. As of March 31, 1999, renovation has been completed for all systems, software and hardware that have been deemed "business critical." The Company's renovation of non-business critical systems is ongoing.

        The validation and testing phase of the program to date has emphasized the Company's most critical third party vendors - those that provide the mainframe software and hardware. These vendors have assured the Company that they have successfully completed their Year 2000 internal testing. The Company has chosen to test the software and hardware via group testing. Software and hardware from other third party providers were tested internally or externally with oversight by members of the team. Internal testing included creation of a test environment specifically dedicated to Year 2000 testing. This environment allowed simulation of the Year 2000 change in each of our critical systems by rolling dates forward to validate vendor testing prior to the actual Year 2000 date change. External testing strategies were determined by the type of interfaces with providers. The Company had an independent, external audit performed in late 1998 to evaluate the testing and overall readiness on Year 2000. No significant findings were noted. An additional independent review of the Company's test results is expected to be completed by June 30, 1999.

The Costs to Address the Company's Year 2000 Issues

        The Company has expended approximately $90,000 in addressing the Year 2000 issue. The majority of these costs have been spent on managing the Year 2000 project and educating employees and customers of the Company. Remaining estimated costs for completion of the Year 2000 readiness project are estimated at approximately $128,800. Costs related to renovating and testing will be expensed in the period incurred. Costs related to addressing Year 2000 issues are not anticipated to be material.

The Risks of the Company's Year 2000 Issues

        The Company purchases systems, equipment and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. Although the Company can and will prepare its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in assuring its outside suppliers, vendors and customers are Year 2000 ready, there can be no assurance that when the century changes, certain systems, technology and equipment of the Company, its vendors and its customers will not be impacted and consequently impact the operations of the Company.

The Company's Contingency Plans

        The Company is preparing contingency plans to minimize disruption to its operations due to Year 2000 issues. The plans prescribe alternative processes to mitigate potential problems should critical systems fail despite the Company's extensive preparations. Such processes will be augmented by the Company's existing disaster recovery plan, which enables it to function under unusual circumstances. In addition, the Plan includes management's preparations to accommodate the liquidity and cash needs of the Company during the fourth quarter of 1999.

        Contingency plans are expected to be substantially completed with testing in process by June 30, 1999. Although the Company has taken precautions to assure its technology is Year 2000 ready, it will continue to address possible emergency scenarios. Review and validation of these plans will continue through the remainder of 1999. The Company has determined to further mitigate potential business disruption resulting from possible power interruptions by installing generators in its hub branches during the second and third quarters of 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to the Company's Form 10-K for year ended December 31, 1998.

                                     PART II


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WASHINGTON BANKING COMPANY



        Date  May 14, 1999             By  /s/  Michal D. Cann
                                           ------------------------------------
                                           Michal D. Cann
                                           President and Chief
                                           Executive Officer


        Date  May 14, 1999             By  /s/  Phyllis A. Hawkins
                                           ------------------------------------
                                           Phyllis A. Hawkins
                                           Senior Vice President and
                                           Chief Financial Officer