Form 10-Q
period 1999-06-30
WASHINGTON BANKING CO
filed 1999-08-12
CIK 1058690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

Yes [X]   No [ ]

        The number of shares of the issuer's Common Stock outstanding at July 31, 1999 was 4,108,035.

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.  Financial Statements

        Condensed Consolidated Statements of Financial Condition - June 30, 1999
        and December 31, 1998                                                           1

        Condensed Consolidated Statements of Income - Three and Six months
        ended June 30, 1999 and 1998                                                    2

        Condensed Consolidated Statements of Shareholders' Equity-
        Six months ended June 30, 1999                                                  3

        Condensed Consolidated Statements of Cash Flows -
        Six months ended June 30, 1999 and 1998                                         4

        Notes to Condensed Consolidated financial statements                            5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                      10

Item 3. Quantitative and Qualitative Disclosures About Market Risk                     19



PART II -- OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders                            20


Item 6. Exhibits and Reports on Form 8-K                                               20

               Signatures                                                              21

PART I

ITEM 1.  FINANCIAL STATEMENTS

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Financial Condition

                       June 30, 1999 and December 31, 1998

                  (Dollars in thousands, except per share data)


                                                                                   JUNE 30,           DECEMBER 31,
                                       ASSETS                                        1999                 1998
                                                                                   ---------            ---------
                                                                                  (UNAUDITED)
Cash and due from banks                                                            $  11,533               12,063
Interest bearing deposits                                                              3,677                8,089
Federal funds sold                                                                        --                4,100
                                                                                   ---------            ---------
                         Total cash and cash equivalents                              15,210               24,252
                                                                                   ---------            ---------
Federal Home Loan Bank stock                                                             763                  736
Investment securities, available-for-sale                                             10,451               12,591
Investment securities, held-to-maturity                                               24,992               24,875
                                                                                   ---------            ---------
                         Total investment securities                                  36,206               38,202
                                                                                   ---------            ---------
Loans receivable, net                                                                182,472              147,872
Premises and equipment, net                                                            9,897                8,046
Other real estate owned                                                                  145                   --
Deferred tax asset                                                                       476                  419
Other assets                                                                           1,867                1,702
                                                                                   ---------            ---------
                         Total assets                                              $ 246,273              220,493
                                                                                   =========            =========


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Deposits                                                                       $ 209,791              189,698
    Federal funds borrowed                                                             5,000                   --
    Other funds borrowed                                                               1,200                   --
    Other liabilities                                                                    889                1,104
                                                                                   ---------            ---------
                         Total liabilities                                           216,880              190,802
                                                                                   ---------            ---------

Shareholders' Equity:
    Preferred stock, no par value. Authorized 20,000 shares; no shares
       issued or outstanding                                                              --                   --
    Common stock, no par value. Authorized 10,000,000 shares,
       issued and outstanding 4,108,035 and 4,189,050 shares at June 30,
       1999 and December 31, 1998, respectively                                       16,875               17,836
    Retained earnings                                                                 12,578               11,805
    Accumulated other comprehensive income, net                                          (60)                  50
                                                                                   ---------            ---------
                         Total shareholders' equity                                   29,393               29,691
                                                                                   ---------            ---------
                         Total liabilities and shareholders' equity                $ 246,273              220,493
                                                                                   =========            =========


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                   Condensed Consolidated Statements of Income

                Three and Six months ended June 30, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)


                                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30                      JUNE 30
                                                                    1999           1998           1999           1998
                                                                 ----------     ----------     ----------     ----------
Interest income:
    Interest and fees on loans                                   $    3,926          3,151          7,453          6,075
    Interest on taxable investment securities                           278            269            573            530
    Interest on tax-exempt investment securities                        206            129            404            266
    Other                                                                68             54            170             99
                                                                 ----------     ----------     ----------     ----------
                         Total interest income                        4,478          3,603          8,600          6,970
Interest expense                                                      1,588          1,415          3,034          2,730
                                                                 ----------     ----------     ----------     ----------
                         Net interest income                          2,890          2,188          5,566          4,240
Provision for loan losses                                               255            150            510            345
                                                                 ----------     ----------     ----------     ----------
                         Net interest income after provision
                            for loan losses                           2,635          2,038          5,056          3,895
                                                                 ----------     ----------     ----------     ----------
Noninterest income:
    Service charges on deposits                                         344            255            695            566
    Other                                                               319            238            596            445
                                                                 ----------     ----------     ----------     ----------
                         Total noninterest income                       663            493          1,291          1,011
                                                                 ----------     ----------     ----------     ----------
Noninterest expense:
    Salaries and benefits                                             1,328          1,021          2,634          1,974
    Occupancy expense                                                   459            373            944            631
    Office supplies and printing                                         96            101            178            166
    Data processing                                                      79             65            151            128
    Consulting and professional fees                                     19             15             39             61
    Other                                                               510            276            929            645
                                                                 ----------     ----------     ----------     ----------
                         Total noninterest expense                    2,491          1,851          4,875          3,605
                                                                 ----------     ----------     ----------     ----------
                         Income before income taxes                     807            680          1,472          1,301
Provision for income taxes                                              201            160            363            365
                                                                 ----------     ----------     ----------     ----------
                         Net income                              $      606            520          1,109            936
                                                                 ==========     ==========     ==========     ==========
Net income per share, basic                                      $     0.15           0.16           0.26           0.31
                                                                 ==========     ==========     ==========     ==========
Net income per share, diluted                                    $     0.14           0.15           0.25           0.30
                                                                 ==========     ==========     ==========     ==========
Average number of shares outstanding, basic                       4,182,754      3,158,138      4,189,028      2,983,594
Average number of shares outstanding, diluted                     4,444,995      3,354,850      4,447,809      3,171,836


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

            Condensed Consolidated Statements of Shareholders' Equity

                         Six months ended June 30, 1999

                  (Amounts in thousands except per share data)



                                                                                                    ACCUMULATED
                                                                                                    COMPREHENSIVE      TOTAL
                                                                 COMMON STOCK           RETAINED       INCOME,      SHAREHOLDERS'
                                                             SHARES        AMOUNT       EARNINGS         NET           EQUITY
                                                            --------      --------      --------      --------       --------
Balances at December 31, 1998                                  4,189      $ 17,836        11,805            50         29,691
Cash dividend, $0.08 per share (unaudited)                        --            --          (336)           --           (336)
Net income for the six months ended
    June 30, 1999 (unaudited)                                     --            --         1,109            --          1,109
Unrealized gains/losses for the six months
    ended June 30, 1999, net of tax $57 (unaudited)               --            --            --          (110)          (110)
Repurchase of Common Stock (unaudited)                           (92)         (995)           --            --           (995)
Stock options exercised (unaudited)                               11            34            --            --             34
                                                            --------      --------      --------      --------       --------

Balances at June 30, 1999 (unaudited)                          4,108      $ 16,875        12,578           (60)        29,393
                                                            ========      ========      ========      ========       ========



See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY

                 Condensed Consolidated Statements of Cash Flows

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

                             (Dollars in thousands)


                                                                                  SIX MONTHS ENDED
                                                                                     JUNE 30
                                                                                1999          1998
                                                                               --------      --------
Cash flows from operating activities:
    Net income                                                                 $  1,109           936
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Federal Home Loan Bank stock dividends                                    (27)          (27)
          Amortization (accretion) of investment premiums (discounts), net           34            (6)
          Provision for loan losses                                                 510           345
          Depreciation of premises and equipment                                    253           186
          Net increase in other assets                                             (165)         (112)
          Net (decrease) / increase in other liabilities                           (215)          427
                                                                               --------      --------
                         Net cash provided by operating activities                1,499         1,749
                                                                               --------      --------
Cash flows from investing activities:
    Purchases of investment securities, available-for-sale                       (1,033)       (2,500)
    Maturities of investment securities, available-for-sale                       3,000         1,000
    Purchases of investment securities, held-to-maturity                         (1,790)       (3,290)
    Maturities of investment securities, held-to-maturity                         1,645         3,500
    Net increase in loans                                                       (35,255)      (14,415)
    Proceeds from the sale of real estate owned                                      --        (1,909)
    Purchases of premises and equipment                                          (2,104)           --
                                                                               --------      --------
                         Net cash used in investing activities                  (35,537)      (17,614)
                                                                               --------      --------
Cash flows from financing activities:
    Net increase in deposits                                                     20,093        27,430
    Federal funds borrowed                                                        6,200            --
    Dividends paid on common stock                                                 (336)         (187)
    Proceeds from stock options exercised                                            34            --
    Proceeds from stock issued                                                       --         14,893
    Repurchase of common stock                                                     (995)           --
                                                                               --------      --------
                         Net cash provided by financing activities               24,996        42,136
                                                                               --------      --------
                         Net (decrease) / increase in cash and cash
                           equivalents                                           (9,042)       26,271
Cash and cash equivalents at beginning of period                                 24,252         8,013
                                                                               --------      --------
Cash and cash equivalents at end of period                                     $ 15,210        34,284
                                                                               ========      ========
Supplemental information:
    Loans foreclosed and transferred to real estate owned                      $    145            85
    Cash paid for interest                                                        3,079         2,700
    Cash paid for taxes                                                             430           445


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

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

      BASIS OF PRESENTATION

      The accompanying consolidated interim financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank. The accompanying condensed consolidated interim financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1998 audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

      Certain amounts in 1998 have been reclassified to conform with the 1999 financial statement presentation.

      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      In June of 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." The Statement is effective for the Company in the year 2001 and requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)


      activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. The Company currently has no activity in derivative instruments and hedging activities and does not expect adoption of SFAS 133 to have a material impact on the Company's financial position or results of operations.

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

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)


(2)   SHAREHOLDERS' EQUITY

      The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:


                                              THREE MONTHS ENDED JUNE 30, 1999
                                       ---------------------------------------------
                                                            WEIGHTED        PER SHARE
                                         INCOME          AVERAGE SHARES       AMOUNT
                                       ---------         --------------    ---------
BASIC EPS
Income available to common             $     606           4,182,754           .15
   shareholders
Effect of dilutive                            --             262,241            --
   securities; stock options
                                       ---------           ---------           ---

DILUTED EPS                            $     606           4,444,995           .14
                                       =========           =========           ===



                                               THREE MONTHS ENDED JUNE 30, 1998
                                       -----------------------------------------------
                                                           WEIGHTED        PER SHARE
                                         INCOME          AVERAGE SHARES      AMOUNT
                                       ---------         --------------    -----------
BASIC EPS
Income available to common             $     520           3,158,138           0.16
   shareholders
Effect of dilutive                            --             196,712             --
   securities; stock options
                                       ---------           ---------           ----

DILUTED EPS                            $     520           3,354,850           0.15
                                       =========           =========           ====

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)


                                               SIX MONTHS ENDED JUNE 30, 1999
                                       ---------------------------------------------
                                                           WEIGHTED        PER SHARE
                                         INCOME         AVERAGE SHARES       AMOUNT
                                       ---------        --------------     ---------
BASIC EPS
Income available to common             $   1,109           4,189,028           .26
   shareholders
Effect of dilutive                            --             258,781            --
   securities; stock options
                                       ---------           ---------           ---

DILUTED EPS                            $   1,109           4,447,809           .25
                                       =========           =========           ===



                                               SIX MONTHS ENDED JUNE 30, 1998
                                       ----------------------------------------------
                                                            WEIGHTED        PER SHARE
                                        INCOME           AVERAGE SHARES       AMOUNT
                                       ----------        --------------     ---------
BASIC EPS
Income available to common             $     936           2,983,594           0.31
   shareholders
Effect of dilutive                            --             188,242             --
   securities; stock options
                                       ---------           ---------           ----

DILUTED EPS                            $     936           3,171,836           0.30
                                       =========           =========           ====


      For three and six months ended June 30, 1999 there were options to purchase 41,000 shares and 123,950 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share. There were 82,950 antidilutive shares outstanding for the three and six month periods ended June 30, 1998.

      On April 29, 1999, the Board of Directors approved a stock repurchase plan, which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of June 30, 1999, the Company had repurchased 92,265 shares of the Company's common stock.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements

                     Six months ended June 30, 1999 and 1998
                                   (unaudited)

                  (Dollars in thousands, except per share data)



(3)   COMPREHENSIVE INCOME

      Comprehensive income for the three and six months ended June 30, 1999 and 1998 was $543 and $999, respectively, and $527 and $938, respectively. Total comprehensive income for the three and six months ended June 30, 1999 and 1998 consisted of net income and the change in the unrealized gain on investments.



(4)   SUBSEQUENT EVENT

      On July 15, 1999, the Board of Directors declared a cash dividend of $0.04 per share to shareholders of record as of August 5, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Washington Banking Company

        THIS DISCUSSION CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE FEDERAL SECURITIES LAWS. ACTUAL RESULTS AND THE TIMING OF CERTAIN EVENTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS DUE TO A NUMBER OF FACTORS. SPECIFIC FACTORS INCLUDE, AMONG OTHERS, THE EFFECT OF INTEREST RATE CHANGES, RISK ASSOCIATED WITH OPENING NEW BRANCHES, CONTROLLING EXPENSES AND GENERAL ECONOMIC CONDITIONS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD LOOKING STATEMENTS SINCE THEY REFLECT MANAGEMENT'S ANALYSIS ONLY AS OF THE DATE OF THE STATEMENT.



OVERVIEW

        The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. The Company was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. The Company and the Bank are headquartered in Oak Harbor, Washington. The Company's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has thirteen full service bank branches and two loan production offices located in Island, Skagit, Jefferson and Whatcom counties in Northwest Washington State.

        The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Island County (Whidbey and Camano Islands), while solidifying its market position in Island County. Currently, the geographical expansion is expected to be concentrated in the Burlington / Mt. Vernon and other areas of Skagit County and the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if they meet the Company's criteria which include the availability of experienced managers, lending officers and branch personnel with long-standing presence in the area and extensive banking relationships. Requisite customer demand must also exist. In pursuit of this growth strategy, during the first quarter of 1999, the Company relocated its Bellingham office to a larger office and opened a residential real estate loan production office in Port Townsend, Washington (Jefferson County). In the second quarter of 1999, the Company opened a full service office in Sedro Woolley, Washington (Skagit County). Such expansion activity can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

FINANCIAL CONDITION

        Total assets increased to $246.3 million at June 30, 1999 from $220.5 million at December 31, 1998, an increase of 11.7%. Net loans totaled $182.5 million at June 30, 1999, an increase of 23.4% from December 31, 1998. Deposits were $209.8 million at June 30, 1999, an increase of 10.6% from December 31, 1998.

            The Company's shareholders' equity decreased 1.0% to $29.4 million at June 30, 1999 compared to $29.7 million at December 31, 1998. The major reasons for this decrease were the repurchase of approximately 92,000 shares of common stock for $995,000 and the payment of cash dividends of $336,000 during the first six months of 1999.

        The Company's allowance for loan losses at June 30, 1999 was $2.0 million, or 1.09% of total loans, compared to $1.7 million, or 1.17% of total loans, at December 31, 1998. Nonperforming assets amounted to $1.1 million at June 30, 1999, or 0.43% of total assets, compared to $847,000 or 0.38% of total assets, at December 31, 1998.


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

        Net income for the second quarter of 1999 increased 16.5% to $606,000, or $0.14 per diluted share, from $520,000, or $0.15 per diluted share, for the second quarter of 1998. Net income for the six months ended June 30, 1999 increased 18.5% to $1.1 million, or $0.25 per diluted share, from $936,000, or $0.30 per diluted share, for the same period in 1998. There were 40% more diluted average shares outstanding for the six months ended June 30, 1999 compared to June 30, 1998 due to the Company's public offering of 1.38 million shares in June, 1998. The increase in net income was primarily due to increased net interest income resulting from continued loan growth and increased noninterest income, principally due to increases in service charges on deposits caused by deposit growth and other income including fees on real estate loans originated for third parties. These increases were partially offset by increased expenses due principally to growth and expansion.


NET INTEREST INCOME

        Net interest income for the second quarter of 1999 increased to $2.9 million, or 32.1%, from $2.2 million in the second quarter of 1998. For the first six months of 1999, net interest income increased to $5.6 million, or 31.3%, from $4.2 million for the same period in 1998. The increase in net interest income is largely due to the overall growth of the Company.

        Average interest earning assets for the second quarter increased to $213.7 million at June 30, 1999, compared to $165.8 million at June 30, 1998, a growth of $47.9 million, or 28.9%, while the average yield on interest earning assets decreased to 8.51%, compared with 8.69% in second quarter of the prior year. The slight decrease in yield on interest earning assets was caused by a decline in yields on loans. The average yield on loans decreased to 9.15% for the quarter ended June 30, 1999 from 9.91% for the quarter ended June 30, 1998. The average cost of interest bearing liabilities also decreased slightly in the second quarter of 1999 to 3.85% from 3.88% for the quarter ended June 30, 1998. Average interest bearing liabilities for the quarter increased to $165.1 million at June 30, 1999 compared to $145.2 million at June 30, 1998, a growth of $19.9 million, or 13.7%. The overall result of these changes was a decrease in the net interest spread to 4.66% for the quarter ended June 30, 1999 from 4.81% for the quarter ended June 30, 1998.

            Average shareholders' equity increased to $29.7 million for the quarter ended June 30, 1999 from $14.3 million in the same period for 1998, an increase of 107.7%, which positively impacted the increase in net interest income. Net interest margin (net interest income divided by average interest earning assets) increased to 5.53% in the second quarter of 1999 from 5.28% in the second quarter of 1998.


NONINTEREST INCOME AND EXPENSE

        Noninterest income increased $170,000, or 34.5%, in the second quarter of 1999, and $280,000, or 27.7%, for the first six months of 1999, compared with the same periods in 1998.

        Noninterest expense increased $640,000, or 34.6%, in the second quarter of 1999 and $1.3 million, or 35.2%, in the first six months of 1999 compared with the same periods in 1998, as the Company pursued its strategy of growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 30.1% and 23.1%, respectively, for the quarter compared with the same period in 1998 and 33.4% and 49.6%, respectively, for the first six months of 1999 compared with the same period in 1998. These increases reflect the Company's growth on Whidbey and Camano Islands, Port Townsend, Anacortes, Burlington, Bellingham and Sedro Woolley in Northwestern Washington. The Company has added experienced personnel, branches and/or loan production offices in these areas since June 30, 1998. In addition, the Company has started a Private Banking division, increased its real estate mortgage division personnel and products, added business cash management services including business sweep accounts and business internet online banking, and implemented an internet online banking system which the Company expects to make available to its customer base in September, 1999. The efficiency ratio (the sum of net interest income plus noninterest income less non-recurring gains) was 70.1% for both the second quarter and first six months of 1999 and 69.0% and 68.7% for the same periods in 1998, respectively.

INCOME TAXES

        For the second quarter and first six months of 1999, the Company recorded an income tax provision of $201,000 and $363,000, respectively. The overall effective tax rate has decreased for the six months ended June 30, 1999 compared to the same period in 1998 due to the increase in interest income on tax-exempt investment securities.


LENDING ACTIVITIES

        The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

(amounts in thousands)                             June 30,                    December 31,          % of
                                                    1999         % of Total       1998              Total
                                                 ---------       ----------    -----------          -----
Commercial                                       $  97,433           52.8%      $  65,564             43.8%
Real estate mortgages:
      One to four family residential                13,303            7.2%         17,052             11.4%
      5 or more family residential
      and commercial                                11,833            6.4%         12,146              8.1%
                                                 ---------      ---------       ---------        ---------
Total real estate mortgages                         25,136           13.6%         29,198             19.5%
Real estate construction                            11,523            6.2%         14,139              9.5%
Consumer                                            50,457           27.4%         40,750             27.2%
                                                 ---------      ---------       ---------        ---------

Subtotal                                           184,549          100.0%        149,651            100.0%
                                                                =========                        =========
    Less: allowance for loan losses                 (2,020)                        (1,745)
    Less: deferred loan fees and other                 (57)                           (34)
                                                 ---------                      ---------

Total loans, net                                 $ 182,472                      $ 147,872
                                                 =========                      =========


        Total loans, net, increased to $182.5 million at June 30, 1999, representing a 23.4% increase from year-end 1998. Total commercial and consumer loans increased 48.6%, and 23.8%, respectively, at June 30, 1999 from year-end 1998. Total real estate mortgage and construction loans decreased 13.9% and 18.5% for the same period. These changes reflect continuing commercial loan growth, seasonal trends, the Company's geographical expansion and increased average loan size.

NONPERFORMING ASSETS

        The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

(amounts in thousands)                           June 30, 1999     December 31, 1998
                                                 -------------     -----------------
Nonaccrual loans                                     $  923            $  639
Restructured loans                                       --               208
                                                     ------            ------
         Total nonperforming loans                      923               847
Real estate owned                                       145                --
                                                     ------            ------
         Total nonperforming assets                   1,068               847

Accruing loans past due (equal to or greater
  than) 90 days                                          95                32

Potential problem loans                                  --               215
Allowance for loan losses                             2,020             1,745
Nonperforming loans to loans                            .50%             0.57%
Allowance for loan losses to loans                     1.09%             1.17%
Allowance for loan losses to nonperforming
loans                                                218.85%           206.02%
Nonperforming assets to total assets                   0.43%             0.38%

        Nonperforming loans increased to $923,000, or .50% of total loans, at June 30, 1999 from $847,000 at December 31, 1998.

        Real estate owned increased $145,000 at June 30, 1999 from $0 at December 31, 1998.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

        The Company recorded a $255,000 provision for loan losses for the second quarter of 1999, compared with $150,000 for the same period a year ago. There were $61,000 in net loan charge-offs during the second quarter of 1999, compared to $113,000 in net charge-offs for the same period in 1998.

        The allowance for loan losses increased to $2.0 million at June 30, 1999 from $1.7 million at December 31, 1998, or 1.09% of total outstanding loans and 218.85% of nonperforming loans at the end of the second quarter 1999 as compared to 1.17% of total loans and 206.02% of nonperforming loans at December 31, 1998.

        For the six months ended June 30, 1999, the provision for loan losses was $510,000 compared to $345,000 for the same period in 1998. Net charge-offs for the first six months of 1999 totaled $235,000 compared to $115,000 for the same period of 1998.

        The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include assessing the quality of the loan portfolio, a reviewing of problem loans, business conditions and loss experience, and evaluating the underlying collateral.

        The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:


   (amounts in thousands)
                                          For the three month      For the three month
                                              period ended             period ended
                                             June 30, 1999            June 30, 1998
                                          -------------------    ---------------------
Balance at beginning of period               $ 1,826                     $ 1,489

Charge offs:
        Commercial                                --                         (52)
        Real estate                               (6)                         --
        Consumer                                 (60)                        (64)
                                             -------                     -------
        Total charge offs                        (66)                       (116)
Recoveries:
        Commercial                                --                          --
        Real estate                               --                          --
        Consumer                                   5                           3
                                             -------                     -------
        Total recoveries                           5                           3

Net charge-offs                                  (61)                       (113)
Provision for loan losses                        255                         150
                                             -------                     -------

Balance at end of period                     $ 2,020                     $ 1,526
                                             =======                     =======



 (amounts in thousands)
                                        For the six month       For the six month
                                          period ended             period ended
                                          June 30, 1999            June 30,1998
                                       --------------------     ------------------
Balance at beginning of period               $ 1,745                $ 1,296

Charge offs:
         Commercial                             (117)                   (52)
         Real estate                              (6)                    --
         Consumer                               (126)                   (82)
                                             -------                -------
         Total charge offs                      (249)                  (134)
Recoveries:
         Commercial                                7                      1
         Real estate                              --                     --
         Consumer                                  7                     18
                                             -------                -------
         Total recoveries                         14                     19

Net charge-offs                                 (235)                  (115)
Provision for loan losses                        510                    345
                                             -------                -------

Balance at end of period                     $ 2,020                $ 1,526
                                             =======                =======

LIQUIDITY AND SOURCES OF FUNDS

        The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available-for-sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 1999, the Company has unused lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $36.4 million and lines of credit with financial institutions in the amount of $12.0 million, with $5.0 and $1.2 million in advances from the Federal Home Loan Bank of Seattle (FHLB) and financial institutions, respectively, on these lines of credit as of June 30, 1999.

        Total deposits increased 20.7% to $209.8 million at June 30, 1999 from $173.8 million at June 30, 1998. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

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


CAPITAL

        The Company's shareholders' equity was $29.4 million at June 30, 1999 compared to $29.7 million at December 31, 1998, a decrease of 1.0%. On April 29, 1999 the Company's Board of Directors approved the repurchase of up to approximately 5% or 210,000 shares of outstanding company stock. The Board deemed this action prudent given the company's strong equity ratios and market conditions. For the first six months ended June 30, 1999, approximately 92,000 shares have been repurchased for $995,000. Management anticipates continued repurchases of company stock as it deems appropriate up to the approximate 5% level previously approved. The company also paid cash dividends of $336,000 during the first six months ended June 30, 1999. These actions, along with $110,000 in unrealized losses were the primary reasons for the Company's decreased shareholders' equity at June 30, 1999. Total assets increased to $246.3 million at June 30, 1999 from $220.5 million at December 31, 1998, an increase of 11.7%. The result of these changes was a shareholders' equity to total assets of 11.9% at June 30, 1999 compared to 13.5% at December 31, 1998.

        Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 3%. At June 30, 1999, the Company's leverage ratio was 11.17%, compared with 11.67% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 13.04% and 14.06%, respectively, at June 30,1999, compared with 14.93% and 15.99%, respectively, at December 31, 1998.

           The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at June 30, 1999.


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

The Company's State of Readiness

    Awareness Phase

    The Company began the awareness phase of its Year 2000 program in early 1997. The Board of Directors formed a readiness team in consultation with senior management. This team has the responsibility for identifying all systems, application software and supporting equipment for information and non-information technology that might have an impact on the Company from a Year 2000 perspective. The Company has also developed a customer awareness program that provides information on its Y2K readiness efforts. This program includes training staff to address customer concerns about Y2K issues. Communications have been promoted through public meetings, mailing informational brochures and the Company's Year 2000 Readiness Disclosure statements.

    Assessment Phase

    This phase involves the process of identifying and prioritizing providers and vendors using a "business critical" methodology. The readiness team began the assessment phase of the program early in 1997. The team completed its assessment of all the Company's computer systems, hardware, software, networks, telecommunications, ATMs, and property and equipment that could potentially be impacted by the Year 2000. The Company continues to assess and monitor, on an ongoing basis, systems, software and equipment as the Company makes purchases or changes in these areas to assure Year 2000 readiness.

    The Company does not have in-house programs and relies upon third party vendors to provide software applications used. The team contacted the Company's service providers and software/hardware vendors identified through the awareness phase to determine their approach to the Year 2000 issue and to receive commitment dates for the delivery of their readiness plans and/or compliant releases of software packages. In addition, the Company analyzed the extent that Year 2000 issues could adversely impact its borrowers' business operations, particularly its large commercial borrowers.

    The Company performed an initial assessment of each major borrower and established an ongoing assessment as part of the Company's credit granting and loan review process. Tracking and monitoring the progress of these providers, vendors and high-balance customers is coordinated by the team and regularly reported to the Company's Board of Directors. On a quarterly basis these customers are reviewed and classified as having low, medium or high Year 2000 risk. This analysis is then incorporated into the Bank's quarterly loan loss reserve analysis and reported to the Board of Directors. As of June 30, 1999, the Company has no evidence of potential Y2K loss as related to its borrowing customers.

    Renovation Phase

    This phase involves upgrading and replacing mission-critical systems where appropriate. As of March 31, 1999, renovation had been completed for all systems, software and hardware that have been deemed "business critical." The Company's renovation of non "business critical" systems is ongoing.

    Validation and Testing Phase

    This phase involves verifying and validating that systems and equipment will operate correctly and that calculations regarding dates will be accurate even if the dates occur during or after the year 2000. The validation and testing phase of the program to date has emphasized the Company's most critical third party vendors - those that provide the mainframe software and hardware. These vendors have assured the Company that they have successfully completed their Year 2000 internal testing. The Company has chosen to test the software and hardware via group testing. Software and hardware from other third party providers were tested internally or externally with oversight by members of the team. Internal testing included creation of a test environment specifically dedicated to Year 2000 testing. This environment allowed simulation of the Year 2000 change in each of our critical systems by rolling dates forward to validate vendor testing prior to the actual Year 2000 date change. External testing strategies were determined by the type of interfaces with providers. The Company had an independent, external audit performed in late 1998 to evaluate the testing and overall readiness on Year 2000. An additional independent review of the Company's test results and contingency planning was completed in May, 1999. No significant findings were noted in either review.

    Implementation Phase

    The implementation phase is ongoing and incorporates the development of contingency plans for ongoing business operations. The Company is preparing contingency plans to minimize disruption to its operations due to Year 2000 issues. The plans prescribe alternative processes to mitigate potential problems should critical systems fail despite the

    Company's extensive preparations. Such processes will be augmented by the Company's existing disaster recovery plan, which enables it to function under unusual circumstances. In addition, the Plan includes management's preparations to accommodate the liquidity and cash needs of the Company during the fourth quarter of 1999.

    Contingency plans are complete and testing is in process as of June 30, 1999. Although the Company has taken precautions to assure its technology is Year 2000 ready, it will continue to address possible emergency scenarios. Review and validation of these plans will continue through the remainder of 1999. The Company has determined to further mitigate potential business disruption resulting from possible power interruptions by installing generators in its hub branches during the second and third quarters of 1999.

    The Costs to Address the Company's Year 2000 Issues

        The Company has expended approximately $109,000 in addressing the Year 2000 issue. The majority of these costs have been spent on managing the Year 2000 project and educating employees and customers of the Company. Remaining estimated costs for completion of the Year 2000 readiness project are estimated at approximately $84,800. Costs related to renovating and testing will be expensed in the period incurred. Costs related to addressing Year 2000 issues are not anticipated to be material.

    The Risks of the Company's Year 2000 Issues

        The Company purchases systems, equipment and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. Although the Company can and will prepare its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in confirming its outside suppliers, vendors and customers are Year 2000 ready, there can be no assurance that when the century changes, certain systems, technology and equipment of the Company, its vendors and its customers will not be impacted and consequently impact the operations of the Company.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analysis. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to the Company's Form 10-K for year ended December 31, 1998.



PART II


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The annual meeting of shareholders was held at Oak Harbor, Washington on April 29, 1999 at 3:00 p.m. 3,334,954 shares of common stock were represented in person or by proxy at the meeting. This represented 79.4% of the 4,200,300 shares held by shareholders as of March 10, 1999 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

        Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2002, or until their successors are duly elected and qualified - three of the ten director positions had expired and were open for election. The nominees for these positions were Jay T. Lien, Alvin
J. Sherman and Edward J. (Bud) Wallgren. All these were elected with the following vote totals:

                                            FOR         AGAINST      ABSTAIN
                                            ---          -------     -------
             Jay T. Lien                  3,312,955         0         21,999
             Alvin J. Sherman             3,312,955         0         21,999
             Edward J. (Bud) Wallgren     3,312,705         0         22,249

        The other seven directors who continue in office are: Michal D. Cann, Orlan D. Dean, Marlen L. Knutson, Karl C. Krieg III, Robert B. Olson, Anthony B. Pickering and Larry Scodeller.

        With much sadness, the Company announced on July 16, 1999 that Chief Operating Officer and director, Larry Scodeller, passed away July 2, 1999.



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        Exhibit 27 - Financial Data Schedule

(b) A Form 8-K was filed on April 30, 1999 announcing the Company's stock repurchase plan.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY



        Date   August 10, 1999         By /s/  Michal D. Cann
                                          --------------------------------------
                                          Michal D. Cann
                                          President and Chief Executive Officer


        Date   August 10, 1999         By /s/ Phyllis A. Hawkins
                                          --------------------------------------
                                          Phyllis A. Hawkins
                                          Senior Vice President and
                                          Chief Financial Officer