Form 10-Q
period 1999-09-30
WASHINGTON BANKING CO
filed 1999-11-12
CIK 1058690

    UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
                                    FORM 10-Q

 (Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR l5 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the  quarterly  period  ended  September 30, 1999

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


--------------------------------------------------------------------------------
                       (Former name,former address and former
                      fiscal year, if changed since last report)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

         The number of shares of the issuer's Common Stock outstanding at October 31, 1999 was 4,106,785.

                                TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION
                                                                                                                   Page

Item 1.  Financial Statements

         Condensed Consolidated Statements of Financial Condition - September 30, 1999
         and December 31, 1998                                                                                        1

         Condensed Consolidated Statements of Income - Three and Nine months
         ended September 30, 1999 and 1998                                                                            2

         Condensed Consolidated Statements of Shareholders' Equity-
         Nine months ended September 30, 1999                                                                         3

         Condensed Consolidated Statements of Cash Flows -
         Nine months ended September 30, 1999 and 1998                                                                4

         Notes to Condensed Consolidated Financial Statements                                                         5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                                                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  19



PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                                            20

                  Signatures                                                                                         20

PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                   September 30, 1999 and December 31, 1998
                (Dollars in thousands, except per share data)

                                                                                       September 30,       December 31,
                               Assets                                                      1999                1998
                                                                                       -------------      -------------
                                                                                        (unaudited)
Cash and due from banks                                                                $   10,163             12,063
Interest bearing deposits                                                                   3,492              8,089
Federal funds sold                                                                             --              4,100
                                                                                       -------------      -------------
                         Total cash and cash equivalents                                   13,655             24,252

Federal Home Loan Bank stock                                                                  777                736
Investment securities, available-for-sale                                                  10,421             12,591
Investment securities, held-to-maturity                                                    24,481             24,875
                                                                                       -------------      -------------
                         Total investment securities                                       35,679             38,202

Loans receivable, net                                                                     201,081            147,872
Premises and equipment, net                                                                11,009              8,046
Other real estate owned                                                                        --                 --
Deferred tax asset                                                                            485                419
Other assets                                                                                2,231              1,702
                                                                                       -------------      -------------
                         Total assets                                                  $  264,140            220,493
                                                                                       =============      =============

                Liabilities and Shareholders' Equity
Liabilities:
    Deposits                                                                           $  228,163            189,698
    Federal funds borrowed                                                                  5,000                 --
    Other liabilities                                                                       1,258              1,104
                                                                                       -------------      -------------
                         Total liabilities                                                234,421            190,802
Shareholders' Equity:
    Preferred stock, no par value.  Authorized 20,000 shares; no shares
       issued or outstanding                                                                   --                 --
    Common stock, no par value.  Authorized 10,000,000 shares, issued and outstanding 4,106,785 and 4,189,050 shares at September 30,
       1999 and December 31, 1998, respectively                                            16,839             17,836
    Retained earnings                                                                      12,958             11,805
    Accumulated other comprehensive income, net                                               (78)                50
                                                                                       -------------      -------------
                         Total shareholders' equity                                        29,719             29,691
                                                                                       -------------      -------------
                         Total liabilities and shareholders' equity                    $  264,140            220,493
                                                                                       =============      =============

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                    Condensed Consolidated Statements of Income
              Three and Nine months ended September 30, 1999 and 1998
                                   (unaudited)
               (Dollars in thousands, except per share data)

                                                                                   Three months ended         Nine months ended
                                                                                      September 30               September 30
                                                                                    1999         1998         1999         1998
                                                                                 ---------    ---------    ---------    ---------
Interest income:
    Interest and fees on loans                                                   $  4,439        3,354       11,892        9,429
    Interest on taxable investment securities                                         257          286          831          816
    Interest on tax-exempt investment securities                                      206          183          610          448
    Other                                                                              69          303          237          402
                                                                                 ---------    ---------    ---------    ---------
                         Total interest income                                      4,971        4,126       13,570       11,095
Interest expense                                                                    1,814        1,554        4,847        4,284
                                                                                 ---------    ---------    ---------    ---------
                         Net interest income                                        3,157        2,572        8,723        6,811
Provision for loan losses                                                             255          195          765          540
                                                                                 ---------    ---------    ---------    ---------
                         Net interest income after provision
                            for loan losses                                         2,902        2,377        7,958        6,271
Noninterest income:
    Service charges on deposits                                                       359          283        1,053          850
    Other                                                                             198          326          782          723
                                                                                 ---------    ---------    ---------    ---------
                         Total noninterest income                                     557          609        1,835        1,573
Noninterest expense:
    Salaries and benefits                                                           1,421        1,186        4,046        3,116
    Occupancy expense                                                                 582          402        1,526        1,033
    Office supplies and printing                                                      148          109          326          275
    Data processing                                                                    79           64          230          191
    Consulting and professional fees                                                   16           37           55           98
    Other                                                                             460          358        1,385        1,001
                                                                                 ---------    ---------    ---------    ----------
                         Total noninterest expense                                  2,706        2,156        7,568        5,714
                                                                                 ---------    ---------    ---------    ---------
                         Income before income taxes                                   753          830        2,225        2,130
Provision for income taxes                                                            209          217          572          581
                                                                                 ---------    ---------    ---------    ---------
                         Net income                                              $    544          613        1,653        1,549
                                                                                 =========    =========    =========    =========
Net income per share, basic                                                      $   0.13         0.15         0.40         0.47
                                                                                 =========    =========    =========    =========
Net income per share, diluted                                                    $   0.12         0.14         0.37         0.44
                                                                                 =========    =========    =========    =========
Average number of shares outstanding, basic                                      4,108,932    4,189,050    4,161,733    3,304,828
Average number of shares outstanding, diluted                                    4,361,093    4,487,518    4,408,329    3,544,084

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARY
         Condensed Consolidated Statements of Shareholders' Equity
                     Nine months ended September 30, 1999
                  (Amounts in thousands, except per share data)


                                                                                                          Accumulated
                                                                                                         comprehensive    Total
                                                                          Common stock         Retained     income,   shareholders'
                                                                      Shares       Amount      earnings       net         equity
                                                                    ---------    ---------    ---------    ---------    ---------

Balances at December 31, 1998                                          4,189     $ 17,836       11,805           50       29,691
Cash dividend, $0.12 per share (unaudited)                                --           --         (500)          --         (500)
Net income for the nine months ended
    September 30, 1999 (unaudited)                                        --           --        1,653           --        1,653
Unrealized gains/losses for the nine months
    ended September 30, 1999, net of tax $40 (unaudited)                  --           --           --         (128)        (128)
Repurchase of common stock (unaudited)                                   (97)      (1,043)          --           --       (1,043)
Stock options exercised (unaudited)                                       15           46           --           --           46
                                                                    ---------    --------     ---------    ---------    ---------

Balances at September 30, 1999 (unaudited)                             4,107     $ 16,839       12,958          (78)      29,719
                                                                    =========    =========    =========    =========    =========


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                             (Dollars in thousands)

                                                                                              Nine months ended
                                                                                                 September 30
                                                                                            1999               1998
                                                                                       -------------      -------------
Cash flows from operating activities:
    Net income                                                                         $     1,653              1,549
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Federal Home Loan Bank stock dividends                                               (41)               (40)
          Amortization (accretion) of investment premiums (discounts), net                      48                (16)
          Provision for loan losses                                                            765                540
          Depreciation of premises and equipment                                               466                297
          Net increase in other assets                                                        (529)              (720)
          Net (decrease) / increase in other liabilities                                       154                341
                                                                                       -------------      -------------
                         Net cash provided by operating activities                           2,516              1,951
                                                                                       -------------      -------------
Cash flows from investing activities:
    Purchases of investment securities, available-for-sale                                  (1,033)            (6,000)
    Maturities of investment securities, available-for-sale                                  3,000              1,000
    Purchases of investment securities, held-to-maturity                                    (1,790)            (5,630)
    Maturities of investment securities, held-to-maturity                                    2,145              6,107
    Net increase in loans                                                                  (53,974)           (23,207)
    Proceeds from the sale of real estate owned                                                 --                 30
    Purchases of premises and equipment                                                     (3,429)            (2,911)
                                                                                       -------------      -------------
                         Net cash used in investing activities                             (55,081)           (30,611)
                                                                                       -------------      -------------
Cash flows from financing activities:
    Net increase in deposits                                                                38,465             36,120
    Federal funds borrowed                                                                   5,000                 --
    Dividends paid on common stock                                                            (500)              (335)
    Proceeds from stock options exercised                                                       46                 --
    Proceeds from stock issued                                                                  --             14,893
    Repurchase of common stock                                                              (1,043)                --
                                                                                       -------------      -------------
                         Net cash provided by financing activities                          41,968             50,678
                                                                                       -------------      -------------
                       Net (decrease) / increase in cash and cash equival                  (10,597)            22,018

 Cash and cash equivalents at beginning of period                                           24,252              8,013
                                                                                       -------------      -------------
Cash and cash equivalents at end of period                                             $    13,655             30,031
                                                                                       =============      =============
Supplemental information:
    Cash paid for interest                                                             $     4,739              4,220
    Cash paid for taxes                                                                        632                645
                                                                                       =============      =============

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                 (Dollars in thousands, except per share data)


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

       Basis of Presentation

       The accompanying consolidated interim financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank. The accompanying condensed consolidated interim financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1998 audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

       Certain amounts in 1998 have been reclassified to conform with the 1999 financial statement presentation.

                            WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                  (Dollars in thousands, except per share data)

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

       In October 1998, the FASB issued SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held For Sale," (which amended SFAS 65 "Accounting for Certain Mortgage Banking Activities"). Under this Statement, any retained mortgage-based securities (after the securitization of a mortgage loan held for sale) will need to be classified as either "available-for-sale" or "trading". The Statement was effective for the Company beginning January 1, 1999. The Company currently has no activity in securitizing mortgage loans held for sale. The adoption of the Statement did not have a material impact on the Company's financial position or results of operations.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                  (Dollars in thousands, except per share data)


(2)    Shareholders' Equity

       The following illustrates the reconciliation of the numerators and denominators of the basic and diluted EPS computations:

                                                                                        Three months ended September 30, 1999
                                                                                  ------------------------------------------------
                                                                                                      Weighted         Per share
                                                                                      Income       average shares       amount
                                                                                  --------------   --------------   --------------
 Basic EPS
 Income available to common shareholders                                          $     544           4,108,932             0.13
 Effect of dilutive securities; stock options                                            __             252,161               __
                                                                                  --------------   --------------   --------------
 Diluted EPS                                                                      $     544           4,361,093             0.12
                                                                                  ==============   ==============   ==============



                                                                                        Three months ended September 30, 1998
                                                                                  ------------------------------------------------
                                                                                                      Weighted         Per share
                                                                                      Income       average shares       amount
                                                                                  --------------   --------------   --------------
 Basic EPS
 Income available to common shareholders                                         $     613           4,189,050             0.15
 Effect of dilutive securities; stock options                                           __             298,468               __
                                                                                  --------------   --------------   --------------
 Diluted EPS                                                                     $     613           4,487,518             0.14
                                                                                  ==============   ==============   ==============

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                        Nine months ended September 30, 1999
                                                                                  ------------------------------------------------
                                                                                                      Weighted         Per share
                                                                                      Income       average shares       amount
                                                                                  --------------   --------------   --------------
 Basic EPS
 Income available to common shareholders                                          $    1,653          4,161,733             0.40
 Effect of dilutive securities; stock options                                             __            246,596               __
                                                                                  --------------   --------------   --------------
 Diluted EPS                                                                      $    1,653          4,408,329             0.37
                                                                                  ==============   ==============   ==============



                                                                                        Nine months ended September 30, 1998
                                                                                  ------------------------------------------------
                                                                                                      Weighted         Per share
                                                                                      Income       average shares       amount
                                                                                  --------------   --------------   --------------
 Basic EPS
 Income available to common shareholders                                          $    1,549          3,304,828             0.47
 Effect of dilutive securities; stock options                                             --            239,256               --
                                                                                  --------------   --------------   --------------
 Diluted EPS                                                                      $    1,549          3,544,084             0.44
                                                                                  ==============   ==============   ==============



                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
              Notes to Condensed Consolidated Financial Statements
                  Nine months ended September 30, 1999 and 1998
                                   (unaudited)
                  (Dollars in thousands, except per share data)



       For three and nine months ended September 30, 1999 there were options to purchase 41,000 shares of common stock outstanding, which were antidilutive and therefore not included in the computation of diluted net income per share. There were 0 and 82,950 antidilutive shares outstanding for the three and nine month periods ended September 30, 1998, respectively.

       On April 29, 1999, the Board of Directors approved a stock repurchase plan, which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of September 30, 1999, the Company had repurchased 97,265 shares of the Company's common stock.

(3)   Comprehensive Income

       Comprehensive income for the three and nine months ended September 30, 1999 was $526 and $1,525, respectively, and for the three and nine months ended September 30, 1998 was $661 and $1,600, respectively. Total comprehensive income for the three and nine months ended September 30, 1999 and 1998 consisted of net income and the change in the unrealized gain/loss on investments.



(4)   Subsequent Event

       On October 27, 1999, the Board of Directors declared a cash dividend of $0.04 per share to shareholders of record as of November 8, 1999.

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



OVERVIEW

         The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. The Company was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. The Company and the Bank are headquartered in Oak Harbor, Washington. The Company's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has twelve full service bank branches and two loan production offices located in Island, Skagit, Jefferson and Whatcom counties in Northwest Washington State.

         The   Company's   objective  is  to  continue  to  look  for  expansion
opportunities in communities north of Seattle, to Vancouver, BC while solidifying its market position in Island (Whidbey and Camano Islands), Skagit, Whatcom and Jefferson Counties. Currently, the geographical expansion has been concentrated in the Burlington / Mt. Vernon and other areas of Skagit County and the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if they meet the Company's criteria which include the availability of experienced managers, lending officers and branch personnel with long-standing presence in the area and extensive banking relationships. Requisite customer demand must also exist. In pursuit of this growth strategy, during the first quarter of 1999, the Company relocated its Bellingham office to a larger office and opened a residential real estate loan production office in Port Townsend, Washington (Jefferson County). In the second quarter of 1999, the Company opened a full service office in Sedro Woolley, Washington (Skagit County). Third quarter accomplishments included the consolidation of the Whidbey City branch with the remaining three South Whidbey offices and the relocation of the North Whidbey branch in Oak Harbor (Island County). Such expansion and relocation activity can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy. The Company has added several experienced personnel, branches and/or loan production offices since June 30, 1998.

In addition, the Company has started a Private Banking division, increased its real estate mortgage division personnel and products, added business cash management services, including business sweep accounts, and implemented an internet online banking system.


FINANCIAL CONDITION

         Total assets increased to $264.1 million at September 30, 1999 from $220.5 million at December 31, 1998, an increase of 19.8%. Net loans totaled $201.1 million at September 30, 1999, an increase of 36.0% from December 31, 1998. Deposits were $228.2 million at September 30, 1999, an increase of 20.3% from December 31, 1998.

            The Company's shareholders' equity increased only slightly to $29.72 million at September 30, 1999 from $29.69 million at December 31, 1998. The primary reasons for the slight increase were that the earnings were offset by the repurchase of approximately 97,000 shares of common stock for $1,043,000 and the payment of cash dividends of $500,000 during the first nine months of 1999.

         The Company's allowance for loan losses at September 30, 1999 was $2.2 million, or 1.06% of total loans, compared to $1.7 million, or 1.17% of total loans, at December 31, 1998. Nonperforming assets amounted to $943,000 at September 30, 1999, or .36% of total assets, compared to $847,000 or 0.38% of total assets, at December 31, 1998.


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

         Net income for the third quarter of 1999 decreased 11.3% to $544,000 or $0.12 per diluted share, from $613,000, or $0.14 per diluted share, for the third quarter of 1998. Net income for the nine months ended September 30, 1999 increased 6.7% to $1,653,000, or $0.37 per diluted share, from $1,549,000, or $0.44 per diluted share, for the same period in 1998. There were 24.4% more diluted average shares outstanding for the nine months ended September 30, 1999 compared to September 30, 1998 due to the Company's public offering of 1.38 million shares in June 1998. The third quarter net income decline reflects expenses related to the Company's expansion strategy of adding branches and key personnel. In addition, noninterest income for the third quarter 1999 declined $52,000 from the like period a year ago primarily due to decreased mortgage loan fees. The increase in net income for the nine month period was primarily due to increased net interest income (resulting from continued loan growth) which more than offset the increase in noninterest expense.

NET INTEREST INCOME

         Net interest income for the third quarter of 1999 increased to $3.2 million, or 22.7%, from $2.6 million in the third quarter of 1998. For the first nine months of 1999, net interest income increased to $8.7 million, or 28.1%, from $6.8 million for the same period in 1998. The increase in net interest income is largely due to the overall growth of the Company.


         Average interest earning assets for the third quarter increased to $229.4 million at September 30, 1999, compared to $189.6 million at September 30, 1998, a growth of $39.8 million, or 21.0%, while the average yield on interest earning assets decreased to 8.79%, compared with 8.83% in third quarter of the prior year. The slight decrease in yield on interest earning assets was caused by a decline in yields on loans. The average yield on loans decreased to 9.4% for the quarter ended September 30, 1999 from 9.96% for the quarter ended September 30, 1998. The average cost of interest bearing liabilities also decreased in the third quarter of 1999 to 3.90% from 4.24% for the quarter ended September 30, 1998. Average interest bearing liabilities for the quarter increased to $186.0 million at September 30, 1999 compared to $146.6 million at September 30, 1998, a growth of $39.4 million, or 26.9%. The overall result of these changes was an increase in the net interest spread to 4.89% for the quarter ended September 30, 1999 from 4.59% for the quarter ended September 30, 1998.

            Average shareholders' equity increased to $29.6 million for the quarter ended September 30, 1999 from $29.0 million in the same period for 1998, an increase of 2.1%, which positively impacted the increase in net interest income. Net interest margin (net interest income divided by average interest earning assets) increased to 5.63% in the third quarter of 1999 from 5.56% in the third quarter of 1998.


NONINTEREST INCOME AND EXPENSE

                  Noninterest income decreased $52,000, or 8.5%, in the third quarter of 1999 compared to the same period 1998 reflecting the decrease in fees received on third party originated real estate loans due to a less favorable 1999 mortgage loan market. Noninterest income increased $262,000, or 16.7% for the first nine months of 1999 compared with the same period in 1998, primarily due to increases in service charge income.

         Noninterest expense increased $550,000, or 25.5%, in the third quarter of 1999 and $1.9 million, or 32.4%, in the first nine months of 1999 compared with the same periods in 1998, as the Company pursued its strategy of growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 19.8% and 44.8%, respectively, for the quarter compared with the same period in 1998 and 29.8% and 47.7%, respectively, for the first nine months of 1999 compared with the same period in 1998. These increases reflect the Company's geographic growth on Whidbey and Camano Islands, Port Townsend, Anacortes, Burlington, Bellingham and Sedro Woolley in Northwestern Washington and the addition of new products and services. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 72.86% for the third quarter and 71.68% for the first nine months of 1999 compared to 67.78% and 68.15% for the same periods in 1998, respectively.


INCOME TAXES

         For the third quarter and first nine months of 1999, the Company recorded an income tax provision of $209 and $572, respectively. The overall effective tax rate has decreased for the nine months ended September 30, 1999 compared to the same period in 1998 due to the increase in interest income on tax-exempt investment securities.


LENDING ACTIVITIES

         The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth at the dates indicated the Company's loan portfolio composition by type of loan:

(amounts in thousands)                           September 30,                             December 31,
                                                     1999              % of Total              1998           % of Total
                                                ---------------       ------------        --------------     ------------
Commercial                                      $    89,160              43.9%            $   65,564               43.8%
Real estate mortgages:
      One to four family residential                 20,320              10.0%                17,052               11.4%
      5 or more family residential and
      commercial                                     22,941              11.3%                12,146                8.1%
                                                ---------------       ------------        --------------     ------------
Total real estate mortgages                          43,261              21.3%                29,198               19.5%
Real estate construction                             12,911               6.4%                14,139                9.5%
Consumer                                             57,910              28.5%                40,750               27.2%
                                                ---------------       ------------        --------------     ------------
Subtotal                                            203,242             100.0%               149,651              100.0%
                                                                      ============                           ============
    Less: allowance for loan losses                  (2,161)                                  (1,745)
    Less: deferred loan fees and other                    0                                      (34)
                                                ===============                           ==============
Total loans, net                                   $201,081                                 $147,872
                                                ===============                           ==============



         Total loans, net, increased to $201.1 million at September 30, 1999, representing a 36.0% increase from year-end 1998. Total commercial, real estate mortgage, and consumer loans increased 36.0%, 48.2%, and 42.1%, respectively, at September 30, 1999 from year-end 1998. Total real estate construction loans decreased 8.7% for the same period. These changes reflect continuing commercial and real estate loan growth, seasonal trends, the Company's geographical expansion and increased average loan size.

NONPERFORMING ASSETS

         The following table sets forth at the dates indicated an analysis of the composition of the Company's nonperforming assets:

(amounts in thousands)                                  September 30, 1999         December 31, 1998
                                                       --------------------       -------------------

Nonaccrual loans                                                   $891                       $639
Restructured loans                                                   52                        208
                                                       --------------------       -------------------
         Total nonperforming loans                                 $943                       $847
Real estate owned                                                    --                       --
                                                       --------------------       -------------------
         Total nonperforming assets                                $943                       $847

Accruing loans past due => 90  days                               $  --                      $  32

Potential problem loans                                              --                        215
Allowance for loan losses                                         2,161                      1,745

Nonperforming loans to loans                                       .46%                      0.57%
Allowance for loan losses to loans                                1.06%                      1.17%
Allowance for loan losses to nonperforming loans                229.16%                    206.02%
Nonperforming assets to total assets                              0.36%                      0.38%

         Nonperforming loans increased to $943,000, or .46% of total loans, at September 30, 1999 from $847,000 at December 31, 1998.


PROVISION AND ALLOWANCE FOR LOAN LOSSES

         The Company recorded a $255,000 provision for loan losses for the third quarter of 1999, compared with $195,000 for the same period a year ago. There were $114,000 in net loan charge-offs during the third quarter of 1999, compared to $28,000 in net charge-offs for the same period in 1998.

         The allowance for loan losses increased to $2.2 million at September 30, 1999 from $1.7 million at December 31, 1998, or 1.06% of total outstanding loans and 229.16% of nonperforming loans at the end of the third quarter 1999 as compared to 1.17% of total loans and 206.02% of nonperforming loans at December 31, 1998.

         For the nine months ended September 30, 1999, the provision for loan losses was $765,000 compared to $540,000 for the same period in 1998. Net charge-offs for the first nine months of 1999 totaled $349,000 compared to $143,000 for the same period of 1998.

         The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, and underlying collateral.

         The following table sets forth at the dates indicated the changes in the Company's allowance for loan losses:

    (amounts in thousands)
                                                       For the three month       For the three month
                                                           period ended               period ended
                                                        September 30, 1999        September 30, 1998
                                                       --------------------       -------------------
    Balance at beginning of period                     $          2,020           $          1,526
    Charge offs:
             Commercial                                             (52)                        --
             Real estate                                             --                         --
             Consumer                                               (69)                       (49)
                                                       --------------------       -------------------
             Total charge offs                                     (121)                       (49)
    Recoveries:
             Commercial                                               1                          1
             Real estate                                             --                         --
             Consumer                                                 6                         20
                                                       --------------------       -------------------
             Total recoveries                                         7                         21

    Net charge-offs                                                (114)                       (28)
    Provision for loan losses                                       255                        195
                                                       --------------------       -------------------
    Balance at end of period                           $          2,161           $          1,693
                                                       ====================       ===================

    (amounts in thousands)
                                                        For the nine month         For the nine month
                                                           period ended               period ended
                                                        September 30, 1999         September 30,1998
                                                       --------------------       -------------------

    Balance at beginning of period                     $          1,745           $          1,296
    Charge offs:
             Commercial                                            (169)                       (52)
             Real estate                                             (6)                        --
             Consumer                                              (195)                      (114)
                                                       --------------------       -------------------
             Total charge offs                                     (370)                      (166)
    Recoveries:
             Commercial                                               8                          1
             Real estate                                             --                         --
             Consumer                                                13                         22
                                                       --------------------       -------------------
             Total recoveries                                        21                         23

    Net charge-offs                                                (349)                      (143)
    Provision for loan losses                                       765                        540
                                                       --------------------       -------------------
    Balance at end of period                           $          2,161                     $1,693
                                                       ====================       ===================

LIQUIDITY AND SOURCES OF FUNDS

         The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available-for-sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 1999, the Company has unused lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $39.1 million, the Federal Reserve Bank of San Francisco of $6.7 million and correspondent financial institutions in the amount of $12 million. As of September 30, 1999, there were $5.0 million in advances from the financial institutions on these lines of credit.

         Total deposits increased 25.0% to $228.2 million at September 30, 1999 from $182.5 million at September 30, 1998. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

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


CAPITAL

         The Company's shareholders' equity increased slightly to $29.72 million at September 30, 1999 from $29.69 million at December 31, 1998. On April 29, 1999 the Company's Board of Directors approved the repurchase of up to approximately 5% or 210,000 shares of outstanding company stock. The Board deemed this action prudent given the Company's strong equity ratios and market conditions. During the nine months ended September 30, 1999, approximately 97,000 shares have been repurchased for $1,043,000. Management anticipates continued repurchases of company stock as it deems appropriate up to the approximate 5% level previously approved. The Company also paid cash dividends of $500,000 during the first nine months ended September 30, 1999. These actions, along with $128,000 in unrealized losses on available for sale securities, were the primary reasons for the Company's nearly unchanged shareholders' equity at September 30, 1999. Total assets increased to $264.1 million at September 30, 1999 from $220.5 million at December 31, 1998, an increase of 19.8%. The result of these changes was a shareholders' equity to total assets ratio of 11.3% at September 30, 1999 compared to 13.5% at December 31, 1998.

         Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 3%. At September 30, 1999, the Company's leverage ratio was 10.52%, compared with 11.67% at December 31, 1998. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 12.40% and 13.42%, respectively, at September 30,1999, compared with 14.93% and 15.99%, respectively, at December 31, 1998.

           The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at September 30, 1999.


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

     In addition, the Company analyzed the extent that Year 2000 issues could adversely impact its borrowers' business operations, particularly its high-balance commercial borrowers. The Company performed an initial assessment of each major borrower and established an ongoing assessment as part of the Company's credit granting and loan review process. On a quarterly basis these customers are reviewed and classified as having low, medium or high Year 2000 risk. This analysis is then incorporated into the Bank's quarterly loan loss reserve analysis. As of September 30, 1999, the Company has no evidence of potential Y2K loss as related to its borrowing customers. Tracking and monitoring the progress of these providers, vendors and high-balance customers is coordinated by the team and regularly reported to the Company's Board of Directors.

     Renovation Phase
     This phase involved upgrading and replacing mission-critical systems if needed. As of March 31, 1999, renovation had been completed for all systems, software and hardware that have been deemed "business critical." The Company's renovation of non "business critical" systems is expected to be completed by November 15, 1999.

     Validation and Testing Phase
     This phase involved verifying and validating that systems and equipment will operate correctly and that calculations regarding dates will be accurate even if the dates occur during or after the year 2000. The validation and testing phase of the program emphasized the Company's most critical third party vendors - those that provide the mainframe software and hardware. These vendors have assured the Company that they have successfully completed their Year 2000 internal testing. The Company chose to test the software and hardware via group testing. Software and hardware from other third party providers were tested internally or externally with oversight by members of the team. Internal testing included creation of a test environment specifically dedicated to Year 2000 testing. This environment allowed simulation of the Year 2000 change in each of our critical systems by rolling dates forward to validate vendor testing prior to the actual Year 2000 date change. External testing strategies were determined by the type of interfaces with providers. The Company had an independent, external audit performed in late 1998 to evaluate the testing and overall readiness on Year 2000. An additional independent review of the Company's test results and contingency planning was completed in May, 1999. No significant findings were noted in either review.

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

     Contingency plans are complete and testing is in the final stages as of September 30, 1999. Although the Company has taken precautions to assure its technology is Year 2000 ready, it will continue to address possible emergency scenarios. Review and validation of these plans will continue through the remainder of 1999. The Company has determined to further mitigate potential business disruption resulting from possible power interruptions by installing generators in its hub branches during the second and third quarters of 1999.

     The Costs to Address the Company's Year 2000 Issues

         The Company has expended approximately $134,500 in addressing the Year 2000 issue. The majority of these costs have been spent on managing the Year 2000 project and educating employees and customers of the Company. Remaining estimated costs for completion of the Year 2000 readiness project are estimated at approximately $59,300. Costs related to renovating and testing will be expensed in the period incurred. Costs related to addressing Year 2000 issues are not anticipated to be material.

     The Risks of the Company's Year 2000 Issues

         The Company purchases systems, equipment and data processing services from vendors and suppliers. It also depends on many other vendors for various services needed for day-to-day operations. Although the Company can, and will, prepare its operations for the century change, there can be no assurance that forces beyond its control will not impact its operations. The Company's customers could also be impacted adversely by the century change and thereby impact the financial performance of the Company. In spite of the Company's diligent efforts in confirming its outside suppliers, vendors and customers are Year 2000 ready, there can be no assurance that when the century changes, certain systems, technology and equipment of the Company, its vendors and its customers will not be impacted and consequently impact the operations of the Company.


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

Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 1999, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1998. For additional information, refer to the Company's Form 10-K for year ended December 31, 1998.



PART II


Item 6.    Exhibits And Reports On Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WASHINGTON BANKING COMPANY



Date     November 12, 1999                      By     /s/  Michal D. Cann
                                                       --------------------

                                                       Michal D. Cann
                                                       President and Chief
                                                       Executive Officer


Date     November 12, 1999                      By     /s/ Phyllis A. Hawkins
                                                       -----------------------

                                                       Phyllis A. Hawkins
                                                       Senior Vice President and
                                                       Chief Financial Officer