Form 10-K
period 1999-12-31
WASHINGTON BANKING CO
filed 2000-03-29
CIK 1058690

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES [X]  NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of Common Stock held by non-affiliates of registrant at March 1, 2000 was $31,919,404.

The number of shares of registrant's Common Stock outstanding at March 20, 2000 was 4,069,285.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

    Registrant's definitive Proxy Statement
             dated March 31, 2000                                   Part III

                             CROSS REFERENCE SHEET

                     Location in Definitive Proxy Statement
                          Items required by Form 10-K

                   Form 10-K                              Definitive Proxy Statement
-----------------------------------------------  ---------------------------------------------
Part and                                                                                 Page
Item No.                 Caption                                Caption                 Number
--------  -------------------------------------  -------------------------------------  ------
PART III                                         DEFINITIVE PROXY STATEMENT
 Item 10  Directors and Executive Officers of    Election of Directors and Beneficial   3, 12
          the Registrant                         Ownership and Section 16(a) Reporting
                                                 Compliance
 Item 11  Executive Compensation                 Executive Compensation                     6
 Item 12  Security Ownership of Certain          Security Ownership of Certain              2
          Beneficial Owners and Management       Beneficial Owners and Management
 Item 13  Certain Relationships and Related      Interest of Management in Certain         12
          Transactions                           Transactions

                               TABLE OF CONTENTS

                                     PART I

                                                                       Page
                                                                       ----
Item 1   Business                                                        1
         General                                                         1
         Market Areas                                                    2
         Competition                                                     2
         Executive Officers of the Company                               3
         Employees                                                       3
         Supervision and Regulation                                      3
         Effects of Governmental Monetary Policies                       4
         Lending Activities                                              5
         Loan Portfolio Composition                                      5
         Commercial Loans                                                5
         Real Estate Loans                                               6
         Consumer Loans                                                  7
         Maturities and Sensitivities of Loans to Changes in Interest
         Rates                                                           7
         Commitments and Contingent Liabilities                          7
         Nonperforming Assets                                            8
         Summary of Loan Loss Experience                                 8
         Analysis of Allowance for Loan Losses                           8
         Allocation of Loan Loss Allowance                               9
         Investment Activities                                           9
         General                                                         9
         Held to Maturity Investment Securities                         11
         Available for Sale Investment Securities                       12
         Deposits                                                       12
         Short Term Borrowing                                           13
Item 2   Properties                                                     13
Item 3   Legal Proceedings                                              13
Item 4   Submission of Matters to a Vote of Security Holders            13

                                  PART II
         Market for the Registrant's Common Stock and Related
Item 5   Stockholder Matters                                            14
Item 6   Selected Financial Data                                        15
         Management's Discussion and Analysis of Financial Condition
Item 7   and Results of Operations                                      16
         Overview                                                       16
         Financial Condition                                            17
         Total Assets                                                   17
         Total Loans                                                    17
         Total Investment Securities                                    17
         Premises and Equipment                                         17
         Deposit Accounts                                               17
         Shareholders' Equity                                           17
         Net Interest Income                                            17
         Consolidated Average Balance Sheet and Analysis of Net
         Interest Income and Expense                                    18
         Consolidated Analysis of Changes in Interest Income and
         Expense                                                        19
         Results of Operations                                          19

                                                                       Page
                                                                       ----
         Net Income                                                     19
         Net Interest Income                                            19
         Provision for Loan Losses                                      20
         Noninterest Income                                             20
         Noninterest Expense                                            20
         Liquidity and Capital Resources                                21
         Capital Ratios                                                 21
         Year 2000 Issues                                               22
         Impact of Inflation and Changing Prices                        22
         Asset/Liability Management                                     22
Item 7a  Quantitative and Qualitative Disclosures about Market Risk     23
Item 8   Financial Statements and Supplementary Data                    25
         Independent Auditors' Report                                   25
         Consolidated Statements of Financial Condition                 26
         Consolidated Statements of Income                              27
         Consolidated Statements of Shareholders' Equity and
         Comprehensive Income                                           28
         Consolidated Statements of Cash Flows                          29
         Notes to Consolidated Financial Statements                     30
         Changes in and Disagreements with Accountants in Accounting
Item 9   and Financial Disclosure                                       46

                                 PART III
Item 10  Directors and Executive Officers of the Registrant             46
Item 11  Executive Compensation                                         46
         Security Ownership of Certain Beneficial Owners and
Item 12  Management                                                     46
Item 13  Certain Relationships and Related Transactions                 46

                                  PART IV
         Exhibits, Financial Statement Schedules and Reports on Form
Item 14  8-K                                                            47

                                     PART I

ITEM 1. BUSINESS

GENERAL

Washington Banking Company (the "Company") is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank (the "Bank"), conducts a full service commercial banking business. Headquartered in Oak Harbor, Washington, the Company provides a full range of commercial banking services to small and medium sized businesses, professionals and other individuals through thirteen branch offices and three loan production offices located in Island, Skagit, Whatcom and Jefferson Counties in northwestern Washington. At December 31, 1999, the Company had total assets of $286.0 million, total deposits of $254.5 million and shareholders' equity of $29.8 million.

Effective June 23, 1998, the Company sold 1,380,000 shares of its common stock in an initial public offering at a price of $12 per share resulting in net proceeds to the Company of $14.9 million.

The Bank began operations in 1961 on Whidbey Island. Until early 1994, the Company limited its physical presence to Island County (Whidbey Island and neighboring Camano Island), and particularly to Whidbey Island, a 45 mile long island that runs parallel to the mainland area of Washington northwest of Seattle and south of the Canadian border, but had no presence on the mainland. In view of the threatened closure of NAS Whidbey Island in 1991, the Company determined that it would be prudent to diversify geographically beyond Island County. With the consolidation of some large regional banks operating in Washington, and the resulting dislocation of customers, the Company saw an opportunity to expand onto the mainland along the northern I-5 corridor. In February 1994, the Company opened a loan production office in Burlington, Washington (Skagit County). Loan growth in the Burlington office was strong and the Company converted the Burlington loan production office into a full service branch in August 1995.

Due to the favorable response in Burlington, the Company decided to pursue its growth strategy in and around Skagit County and north into Whatcom County. In pursuit of that growth strategy, the Company has targeted areas north of Seattle, Washington and areas contiguous to Whidbey Island into which it would expand if and as the opportunities arise. In late 1996, the Company targeted Bellingham for expansion, hired an experienced manager and lending officer, both with longstanding community presence, and in early 1997 opened a full service branch in downtown Bellingham. During 1998 new full service branches were constructed and opened in Anacortes, Washington (on Fidalgo Island), and in Freeland, Washington, which is located on the southern part of Whidbey Island. In addition, a grocery store branch was opened in April 1998 on Camano Island. During the first quarter of 1999, the Company relocated the Bellingham office to a larger office and opened a residential real estate loan production office in Port Townsend, Washington (Jefferson County). Expansion in Skagit County continued with the opening of a full service branch in Sedro Woolley in June 1999, and two new Mt. Vernon offices -- a grocery store branch in January 2000 and a residential real estate loan production office during February 2000.

The Company's objective is to continue, over the next several years, to expand its geographical presence outside of Whidbey and Camano Islands, while solidifying its market position on those islands. Currently, the Company's geographical expansion is expected to be concentrated in Skagit County and the Bellingham area of Whatcom County. Additional geographic expansion areas will be considered if they meet the Company's criteria. The primary factors considered in determining the areas of geographic expansion are customer demand and availability of experienced managers, lending officers and branch personnel with a longstanding community presence and extensive banking relationships. The Company also emphasizes the hiring of experienced personnel with extensive industry knowledge when considering lending product expansion.

Management's strategy is to continue to provide a high level of personal service to its customers and to expand loan, deposit and other products and services that it offers its customers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management will strive to improve operating efficiencies to further manage noninterest expense and will continue to improve internal operating systems. To deliver the Company's products more effectively and efficiently, the Company's market strategy is to locate full service branch offices which provide all of the Company's products and services in its targeted growth areas supported by loan production offices, mini branches, grocery or retail store branches and/or automated teller machines ("ATMs") in the areas surrounding those central locations in order to further service customers. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The Company has also invested in technology to facilitate telephone, personal computer and internet banking, but with its primary commitment being to provide exceptional personal service.

The Company's expansion activity can be expected to require the expenditures of substantial sums to purchase or lease real property and equipment and hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

MARKET AREAS

The Company's market area of Island County, Skagit County, Whatcom County and Jefferson County encompasses four distinct economies. Island County's largest population center, Oak Harbor, is dominated by a large military presence with naval operations at Naval Air Station Whidbey Island ("NAS Whidbey Island"). NAS Whidbey Island and the jobs it generates contribute significantly to the county's economy. NAS Whidbey Island was on the federal government's list of potential base closures in 1991 but has since been removed from that list and has not been on recommended base closure lists prepared since 1991. Agriculture, forestry and construction also contribute significantly to the economy of the county. Due to its natural beauty, the county attracts tourism and has a significant number of retirement communities.

Skagit County's economy has historically been a primarily forestry and agricultural based economy. In recent years, manufacturing, mining, construction and service/retail businesses in Skagit County have grown, along with the county's population.

Whatcom County, which borders Canada, has experienced an increase in population and industry over the past several years. It is the home of Western Washington University, one of Washington's four year academic centers, and has an economy with a strong manufacturing base, as well as a strong academic-research and vocational-technical base. The United States Customs Service and municipal, county and state governments give the county additional employment stability.

Jefferson County is situated in the upper half of the Olympic Peninsula in northwestern Washington. Jefferson County has a growing small business community, an industrial base of natural resources, marine trades and manufacturing, and increasing tourism. The governmental sector provides a significant portion of employment in the county.

COMPETITION

The Company operates in a highly competitive and concentrated banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other financial and non-financial institutions. Some of the institutions with which the Company competes are not subject to the same regulations as the Company. Many of the Company's competitors have substantially higher lending limits than the Company and offer certain services, including trust and international banking services, that the Company does not provide. There can be no assurance that the Company's competitive efforts will continue to be successful. With the passage of banking reform legislation in late 1999, increasing competition from nonbanking companies is expected.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company:

                                                                                       HAS SERVED AS AN
                                                                                       EXECUTIVE OFFICER
                                                                                        OF THE COMPANY
           NAME              AGE                        POSITION                         OR BANK SINCE
           ----              ---                        --------                       -----------------
Michal D. Cann               51     President and Chief Executive Officer                    1992
Phyllis A. Hawkins           51     Senior Vice President and Chief Financial Officer        1995

MICHAL D. CANN

Mr. Cann, 51, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank, and President and Secretary of WIB Financial Services, Inc. since 1993. Mr. Cann has been a director of the Bank since 1992. Mr. Cann has 29 years of banking experience, previously having served as the President of Valley Bank, Mt. Vernon, Washington, and in other senior management positions in other banks and/or bank holding companies.

PHYLLIS A. HAWKINS

Ms. Hawkins, 51, is the Senior Vice President and Chief Financial Officer of the Company and Whidbey Island Bank. Prior to becoming the Senior Vice President and Chief Financial Officer in 1996, Ms. Hawkins served as Senior Vice President and Cashier. She began working for Whidbey Island Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins serves as the Chairman of the Asset Liability Management and Risk Management Committees of the Bank.

EMPLOYEES

The Company had 180 full time equivalent employees at December 31, 1999. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its relations with its employees to be good.

SUPERVISION AND REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Federal Reserve Board ("FRB"). The Company's bank subsidiary is a Washington state chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial
Institutions -- Division of Banks ("Division"). The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits and in that capacity also regulates the Bank.

The Company's earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, and by local legislative and administrative bodies and decisions of courts in Washington state. These include limitations on the ability of the Bank to pay dividends to the Company, and numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

Congress enacted major federal financial institution reform legislation in 1999. Title I of the Gramm-Leach-Bliley Act, which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to activities previously permitted bank holding companies, financial holding companies may engage in nonbanking activities that are financial in nature, such as securities, insurance and merchant banking activities, subject to certain limitations.

The activities of bank holding companies are generally limited to managing or controlling banks. Nonbank acquisitions by bank holding companies such as the Company are generally limited to 5% of voting shares of a company and activities previously determined by the FRB by regulation or order to be so closely related to banking as to be a proper incident to banking or managing or controlling banks.

Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company's operations or adversely affect its earnings.

Federal law imposes certain restrictions on transactions between the Company and any nonbank subsidiaries, on the one hand, and the Bank on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company.

Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out of state bank. Banks in states that do not prohibit out of state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

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

Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. The Company could be required to commit resources to its subsidiary banks in circumstances where it might not do so, absent such policy.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized". As of December 31, 1999, the Company and the Bank were "well-capitalized".

The Bank is required to file periodic reports with the FDIC and the Division and is subject to periodic examinations and evaluations by those regulatory authorities. These examinations must be conducted every 12 months. The FDIC and the Division may each accept the results of an examination by the other in lieu of conducting an independent examination.

In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including nondeposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

The Company is also subject to the information, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

The earnings of the Company are affected by general economic conditions and the conduct of monetary policy by the U.S. government.

EFFECTS OF GOVERNMENTAL MONETARY POLICIES

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank's loans, securities and other interest earning assets and the interest paid on a bank's deposits and other interest bearing liabilities are the major source of a bank's earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The federal reserve system implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Company provides a broad array of loan products to small and medium sized businesses and to individuals. Since December 31, 1996, the Company has increased five or more family residential and commercial real estate loans as a percentage of its total loan portfolio and decreased real estate construction loans as a percentage of its total loan portfolio. One to four family real estate loans originated for the Company's portfolio have decreased as a percentage of total loans, however the Company also originates one to four family real estate loans for third party long term lenders. Total real estate mortgage loans grew to 24.4% of the Company's portfolio. Commercial loans continue to compose the largest percentage of the loan portfolio at 40.5% as of December 31, 1999. Consumer loans have grown to 28.7% of the loan portfolio as of December 31, 1999.

The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated(1):

                                                                           DECEMBER 31
                                 ------------------------------------------------------------------------------------------------
                                          1999                     1998                     1997                    1996
                                 ----------------------   ----------------------   ----------------------   ---------------------
                                  BALANCE    % OF TOTAL    BALANCE    % OF TOTAL    BALANCE    % OF TOTAL   BALANCE    % OF TOTAL
    (DOLLARS IN THOUSANDS)       ---------   ----------   ---------   ----------   ---------   ----------   --------   ----------
Commercial                       $  90,014      40.5%     $  65,564      43.8%     $  48,242      41.0%     $ 34,522      42.4%
Real estate mortgages:
  One to four family
    residential                     24,822      11.2%        17,052      11.4%        14,258      12.1%       13,264      16.3%
  5 or more family residential
    and commercial                  29,527      13.2%        12,146       8.1%         8,711       7.4%        5,593       6.9%
                                 ---------     ------     ---------     ------     ---------     ------     --------     ------
        Total real estate
          mortgages              $  54,349      24.4%     $  29,198      19.5%     $  22,969      19.5%     $ 18,857      23.2%

Real estate construction            14,300       6.4%        14,139       9.5%        12,646      10.8%        8,389      10.3%
Consumer                            63,757      28.7%        40,750      27.2%        33,721      28.7%       19,568      24.1%
                                 ---------     ------     ---------     ------     ---------     ------     --------     ------
Subtotal                         $ 222,420     100.0%     $ 149,651     100.0%     $ 117,578     100.0%     $ 81,336     100.0%
                                               ======                   ======                   ======                  ======
Less: allowance for loan losses    (2,182)                  (1,745)                  (1,296)                   (796)
Less: deferred loan fees and
  other                               (16)                     (34)                     (43)                    (67)
                                 ---------                ---------                ---------                --------
Loans, net                       $ 220,222                $ 147,872                $ 116,239                $ 80,473
                                 =========                =========                =========                ========

(1) Information above has been derived, in part, from the audited consolidated financial statements of the Company and has been provided for all periods for which it is available. The Company has requested a waiver from the Guide 3 requirement that five-year's information regarding the loan portfolio composition be provided in this report, as (a) the Company qualifies as a small business reporter and (b) preparation of the information would be unduly burdensome.

COMMERCIAL LOANS. Commercial business lending is the primary focus of the Company's lending activities. Commercial loans increased to $90.0 million at December 31, 1999, representing 40.5% of its total loans, from $65.6 million, or 43.8%, at December 31, 1998, and $48.2 million, or 41.0%, at December 31, 1997.
Commercial loans include both secured and unsecured loans for working capital and expansion. Short term working capital loans generally are secured by accounts receivable, inventory and/or equipment. The Company also makes term commercial loans secured by equipment and real estate. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Commercial loans also are provided through the U.S. Small Business Administration ("SBA"), an independent agency of the Federal Government, which guarantees up to 80% of the loan amount. SBA loans are generally made to small and medium sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 1999, the Company had outstanding $2.2 million, or 2.5% of its commercial loan portfolio, in SBA commercial business loans.

Beginning in 1997, when the Company hired a lending officer with substantial experience with dealer inventory financing and indirect vehicle lending, the Company increased the origination of commercial loans to automobile dealers to finance their inventories. At December 31, 1999, the Company had outstanding $2.5 million, or 2.7% of its commercial loan portfolio, in dealer inventory loans to dealers of used automobiles. With few exceptions, these loans are personally guaranteed by the owner of the dealership. Such loans are often riskier than other types of commercial loans and involve a higher degree of monitoring. Subject to market conditions, the Company anticipates increasing its lending to automobile dealers.

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

Residential Mortgages. The Company's portfolio of residential mortgage loans is secured by properties located within the Company's market area. In 1997, the Company hired an experienced mortgage lender and expanded the origination of residential loans for the account of third parties. Loans originated for the account of third parties are closed by the third party and therefore are not shown on the Company's financial statements. The Company receives a fee for each such loan originated. During the year ended December 31, 1999, the Company's total gross loan originations of residential loans for the account of third parties were $38.3 million, compared with $52.0 million and $12.3 million, respectively, for the years ended December 31, 1998 and 1997. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Company is qualified to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company will consider originating for sale to FHLMC conforming residential mortgage loans, depending on market conditions. The Company provides customers access to long term conventional real estate loans through its mortgage loan department that makes Federal National Mortgage Association ("FNMA") conforming loans for the account of third parties.

Five or more Family and Commercial Real Estate Loans. The Company has made, and anticipates continuing to make, on a selective basis, five or more family and commercial real estate loans. This lending has involved loans secured principally by apartment buildings and commercial buildings for office, storage and warehouse space. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a minimum cash flow to debt service ratio of 1.25 to 1. Loans secured by five or more family and commercial real estate may be greater in amount and involve a greater degree of risk than one to four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties or a commercial business.

Construction Loans. The Company originates one to four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $2.8 million, or 19.4% of the total construction loan portfolio at December 31, 1999. The average loan size at December 31, 1999 was approximately $84,000. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company's policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

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

Indirect Vehicle Loans. The Company also makes automobile loans for used vehicles originated indirectly by selected automobile dealers located in the Company's market areas. At December 31, 1999, $30.8 million, or 48.3%, of the Company's consumer loan portfolio consisted of indirect automobile loans compared to $13.3 million, or 32.6% in 1998. The Company intends to continue to emphasize indirect automobile loans and to gradually expand its purchase of dealer originated contracts to include recreational vehicles, trailers, motorcycles and other vehicles. Indirect automobile and other vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, such as dealer fraud. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in its market areas. In addition, the Company has increased its oversight of the approval process and uses a loan grading system which limits the risks inherent in dealer originated loans.

Credit Cards. The Company also offers VISA credit cards to its customers. At December 31, 1999, $1.4 million of credit card balances were outstanding representing 2.3% of the Company's consumer loan portfolio and .7% of its total portfolio. At December 31, 1999, approximately $2,917 or .2% of outstanding credit card balances were past due.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table presents at December 31, 1999 (1) the aggregate maturities of loans in the named categories of the Company's loan portfolio and (2) the aggregate amounts of variable and fixed rate loans in the named categories that mature more than one year after inception:

                                                                        MATURING
                                                ---------------------------------------------------------
                                                WITHIN 1 YEAR    1 - 5 YEARS    AFTER 5 YEARS     TOTAL
                                                -------------    -----------    -------------    --------
(DOLLARS IN THOUSANDS)

Real estate construction:
  One to four family residential                   $ 9,216         $ 1,972         $   576       $ 11,764
  5 or more family residential and commercial          730             198           1,608          2,536
                                                   -------         -------         -------       --------
Total real estate construction                     $ 9,946         $ 2,170         $ 2,184       $ 14,300
Commercial                                          28,268          26,082          35,664         90,014
                                                   -------         -------         -------       --------
  Total                                            $38,214         $28,252         $37,848       $104,314
                                                   =======         =======         =======       ========

Fixed rate loans                                                   $13,140         $ 9,984       $ 23,124
Variable rate loans                                                 15,112          27,864         42,976
                                                                   -------         -------       --------
  Total                                                            $28,252         $37,848       $ 66,100
                                                                   =======         =======       ========

COMMITMENTS AND CONTINGENT LIABILITIES. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company's consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 14(b) of "Notes to Consolidated Financial Statements" on page 44 of this report.

NONPERFORMING ASSETS. The following table sets forth, for the periods indicated(1), information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

                                                                  DECEMBER 31
                                                  -------------------------------------------
                                                    1999        1998        1997       1996
             (DOLLARS IN THOUSANDS)               --------    --------    --------    -------
Nonaccrual loans                                  $    920    $    639    $    498    $   390
Restructured loans                                      52         208         653        781
                                                  --------    --------    --------    -------
          Total nonperforming loans               $    972    $    847    $  1,151    $ 1,171
Real estate owned                                      170          --          30         --
                                                  --------    --------    --------    -------
          Total nonperforming assets              $  1,142    $    847    $  1,181    $ 1,171
                                                  ========    ========    ========    =======
Accruing loans past due $90 days                  $     --    $     32    $     --    $     2
Potential problem loans                           $     --    $    215    $     11    $     7
Allowance for loan losses                         $  2,182    $  1,745    $  1,296    $   796
Nonperforming loans to loans                         0.44%       0.57%       0.98%      1.44%
Allowance for loan losses to loans                   0.98%       1.17%       1.10%      0.98%
Allowance for loan losses to nonperforming loans   224.49%     206.02%     112.60%     67.98%
Nonperforming assets to total assets                 0.40%       0.38%       0.74%      1.00%

(1) Information above has been derived, in part, from the audited consolidated financial statements of the Company and has been provided for all periods for which it is available. The Company has requested a waiver from the Guide 3 requirement that five-year's information regarding nonperforming assets be provided in this report, as (a) the Company qualifies as a small business reporter and (b) preparation of the information would be unduly burdensome.

The Company's consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on a nonaccrual status. Loans are placed on a nonaccrual basis when there are serious doubts about the collectibility of principal or interest. Generally, the Company's policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower's weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which there are serious doubts as to the borrower's ability to comply with present repayment terms and, therefore, will likely be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.

Interest foregone on nonaccrual loans was approximately $94,000, $60,000 and $40,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

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

ALLOCATION OF LOAN LOSS ALLOWANCE. The following table shows the allocation of the allowance for loan losses at the periods indicated(1). The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

                                                                                  DECEMBER 31
                                               ---------------------------------------------------------------------------------
                                                      1999                 1998                 1997                 1996
                                               ------------------   ------------------   ------------------   ------------------
                                                           % OF                 % OF                 % OF                 % OF
                                                          TOTAL                TOTAL                TOTAL                TOTAL
                                               AMOUNT    LOANS(2)   AMOUNT    LOANS(2)   AMOUNT    LOANS(2)   AMOUNT    LOANS(2)
           (DOLLARS IN THOUSANDS)              -------   --------   -------   --------   -------   --------   -------   --------
Balance applicable to:
Commercial                                     $   704     40.5%    $   595     43.8%    $   437     41.0%     $ 266      42.4%
Real estate mortgage                               372     24.4%        174     19.5%        206     19.5%       139      23.2%
Real estate construction                           132      6.4%        168      9.5%        115     10.8%        64      10.3%
Consumer                                           715     28.7%        379     27.2%        307     28.7%       157      24.1%
Unallocated                                        259        --        429        --        231        --       170         --
                                               -------    ------    -------    ------    -------    ------     -----     ------
        Total                                  $ 2,182    100.0%    $ 1,745    100.0%    $ 1,296    100.0%     $ 796     100.0%
                                               =======    ======    =======    ======    =======    ======     =====     ======

(1) Information above has been derived, in part, from the audited consolidated financial statements of the Company and has been provided for all periods for which it is available. The Company has requested a waiver from the Guide 3 requirement that five-year's information regarding allocation of loan loss allowance be provided in this report, as (a) the Company qualifies as a small business reporter and (b) preparation of the information would be unduly burdensome.

(2) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth for the periods indicated(1) information regarding changes in the Company's allowance for loan losses:

                                                              YEARS ENDED DECEMBER 31
                                                      ---------------------------------------
                                                       1999       1998       1997       1996
               (DOLLARS IN THOUSANDS)                 -------    -------    -------    ------
Balance at beginning of period                        $ 1,745    $ 1,296    $   796    $  620
Charge-offs:
            Commercial                                  (328)      (182)       (43)     (166)
            Real estate                                   (6)         --       (11)        --
            Consumer and other                          (277)      (131)      (106)      (63)
                                                      -------    -------    -------    ------
            Total charge-offs                         $ (611)    $ (313)    $ (160)    $(229)
Recoveries:
            Commercial                                      8          2         --        49
            Real estate                                    --         --         --        --
            Consumer                                       20         25         13         6
                                                      -------    -------    -------    ------
            Total recoveries                          $    28    $    27    $    13    $   55
Net charge-offs                                         (583)      (286)      (147)     (174)
Provision for loan losses                               1,020        735        647       350
                                                      -------    -------    -------    ------
Balance at end of period                              $ 2,182    $ 1,745    $ 1,296    $  796
                                                      =======    =======    =======    ======

(1) Information above has been derived, in part, from the audited consolidated financial statements of the Company and has been provided for all periods for which it is available. The Company has requested a waiver from the Guide 3 requirement that five-year's information regarding changes to the Company's loan loss allowance be provided in this report, as (a) the Company qualifies as a small business reporter and (b) preparation of the information would be unduly burdensome.

INVESTMENT ACTIVITIES

GENERAL. The Company's total portfolio of investment securities decreased by $7.0 million from December 31, 1998 to December 31, 1999 and increased $8.5 million from December 31, 1997 to December 31, 1998. The investment portfolio consists primarily of U.S. Treasury and government agency securities, municipal securities and corporate obligations. Municipal securities represented 55.2%, or $17.2 million, of the Company's investment portfolio at December 31, 1999 as compared to 43.2%, or $16.5 million, at December 31, 1998 and 33.0%, or $9.8 million, at December 31, 1997. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 37.8% at December 31, 1999, 38.7% at December 31, 1998 and 32.0% at December 31, 1997 of the municipal securities in the Company's investment portfolio were rated below "A", or its equivalent, or unrated. Corporate obligations were $6.3 million, or 20.3% of the Company's investment portfolio, at December 31, 1999, $6.9 million, or 18.0% of the investment portfolio, at December 31, 1998 and $7.6 million, or 25.7% of the investment portfolio at December 31, 1997. At December 31, 1999, 1998 and 1997 all corporate obligations held by the Company were rated "A", or its equivalent, or better. The average maturity of the securities portfolio was approximately
4.4 years and 4.2 years as of December 31, 1999 and 1998, respectively.

The following table summarizes the amortized cost and recorded and market values of securities in the Company's portfolio by contractual maturity groups:

                                                               DECEMBER 31, 1999
                                                        --------------------------------
                                                        AMORTIZED    MARKET     RECORDED
                                                          COST        VALUE      VALUE
                (DOLLARS IN THOUSANDS)                  ---------    -------    --------
AMOUNTS MATURING:
Within one year                                          $ 4,442     $ 4,446    $ 4,445
One to five years                                         15,423      15,181     15,256
Six to ten years                                          10,077       9,903     10,077
Over ten years                                             1,476       1,421      1,476
                                                         -------     -------    -------
     Total                                               $31,418     $30,951    $31,254
                                                         =======     =======    =======

The following table provides the carrying values, maturities and weighted average yields of the Company's investment portfolio:

                                                         DECEMBER 31, 1999
                                      -------------------------------------------------------
                                      WITHIN 1     1 - 5       6 - 10     OVER 10
                                        YEAR       YEARS       YEARS       YEARS      TOTAL
       (DOLLARS IN THOUSANDS)         --------    --------    --------    -------    --------
U.S. Treasury securities
  Balance                             $ 1,503     $    501    $     --    $    --    $  2,004
  Weighted average yield                6.23%        5.95%          --         --       6.16%
U.S. Government agency securities
  Balance                             $   499     $  4,369          --         --    $  4,868
  Weighted average yield                6.09%        5.68%          --         --       5.72%
State and political subdivisions
  Balance                             $   442     $  6,045    $  9,286    $ 1,476    $ 17,249
  Weighted average yield                5.20%        4.67%       4.62%      5.00%       4.68%
Corporate obligations and other
  Balance                             $ 2,000     $  4,342          --         --    $  6,342
  Weighted average yield                6.10%        6.28%          --         --       6.23%
FHLB Stock
  Balance                                  --           --    $    791         --    $    791
  Weighted average yield                   --           --       7.00%         --       7.00%
                                      -------     --------    --------    -------    --------
Total Balance                         $ 4,444     $ 15,257    $ 10,077    $ 1,476    $ 31,254
                                      =======     ========    ========    =======    ========
Weighted average yield                  6.05%        5.46%       4.80%      5.00%       5.31%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

At December 31, 1999, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company's shareholders' equity.

HELD TO MATURITY INVESTMENT SECURITIES. Investment securities designated as held to maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company's intent to hold investment securities for the foreseeable future. Investment securities designated as held to maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 1999, the investment portfolio consisted of 22.92% available for sale securities and 77.08% held to maturity investments.

The following table summarizes the recorded value, gross unrealized gains and losses and the resulting market value of investment securities held to maturity as of December 31, 1999, 1998 and 1997:

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                                     COST         GAINS         LOSSES       VALUE
             (DOLLARS IN THOUSANDS)                ---------    ----------    ----------    -------
December 31, 1999:
  U.S. Government agency securities                 $   499        $ --         $  (2)      $   497
  State and political subdivisions                   17,249           3          (235)       17,017
  Corporate obligations                               6,342           1           (70)        6,273
                                                    -------        ----         ------      -------
     Total                                          $24,090        $  4         $(307)      $23,787
                                                    =======        ====         ======      =======
December 31, 1998:
  U.S. Treasury securities                          $   500        $  1         $   --      $   501
  U.S. Government agency securities                     998          12             --        1,010
  State and political subdivisions                   16,502         684            (1)       17,185
  Corporate obligations                               6,875         100            (4)        6,971
                                                    -------        ----         ------      -------
     Total                                          $24,875        $797         $  (5)      $25,667
                                                    =======        ====         ======      =======
December 31, 1997:
  U.S. Treasury securities                          $   997        $  2         $   --      $   999
  U.S. Government agency securities                   4,996          21            (5)        5,012
  State and political subdivisions                    9,796         257            (3)       10,050
  Corporate obligations                               7,648          52            (8)        7,692
  Other investments                                      71          --             --           71
                                                    -------        ----         ------      -------
     Total                                          $23,508        $332         $ (16)      $23,824
                                                    =======        ====         ======      =======

AVAILABLE FOR SALE INVESTMENT SECURITIES. The Company expects in the future that available for sale securities would increase as a percent of total investment securities.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale as of December 31, 1999, 1998 and 1997:

                                                                  GROSS         GROSS
                                                   AMORTIZED    UNREALIZED    UNREALIZED    MARKET
                                                     COST         GAINS         LOSSES       VALUE
             (DOLLARS IN THOUSANDS)                ---------    ----------    ----------    -------
December 31, 1999:
  U.S. Treasury securities                          $ 2,003        $ 2          $  (1)      $ 2,004
  U.S. Government agency securities                   4,534         --           (165)        4,369
                                                    -------        ---          ------      -------
     Total                                          $ 6,537        $ 2          $(166)      $ 6,373
                                                    =======        ===          ======      =======
December 31, 1998:
  U.S. Treasury securities                          $ 5,008        $60          $   --      $ 5,068
  U.S. Government agency securities                   7,508         18             (3)        7,523
                                                    -------        ---          ------      -------
     Total                                          $12,516        $78          $  (3)      $12,591
                                                    =======        ===          ======      =======
December 31, 1997:
  U.S. Treasury securities                          $ 4,996        $26          $   --      $ 5,022
  U.S. Government agency securities                     500         --             (1)          499
                                                    -------        ---          ------      -------
     Total                                          $ 5,496        $26          $  (1)      $ 5,521
                                                    =======        ===          ======      =======

DEPOSITS

The Company provides a range of deposit services, including noninterest bearing checking accounts, interest bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest bearing transactional accounts and thus to reduce its costs of funds.

The following table sets forth for the periods indicated the average balances outstanding and average interest rates for each major category of deposits:

                                                      YEARS ENDED DECEMBER 31
                                 -----------------------------------------------------------------
                                        1999                   1998                   1997
                                 -------------------    -------------------    -------------------
                                 AVERAGE     AVERAGE    AVERAGE     AVERAGE    AVERAGE     AVERAGE
                                 BALANCE      RATE      BALANCE      RATE      BALANCE      RATE
    (DOLLARS IN THOUSANDS)       --------    -------    --------    -------    --------    -------
Interest bearing demand and
  money market deposits          $ 73,505     2.98%     $ 55,320     2.87%     $ 40,600     2.94%
Savings deposits                   25,242     2.55%       23,227     3.13%       21,789     3.57%
Time deposits                      80,770     5.18%       61,361     5.62%       42,220     5.65%
                                 --------     -----     --------     -----     --------     -----
     Total interest bearing
       deposits                  $179,517     3.91%     $139,908     4.12%     $104,609     4.17%
Demand and other noninterest
  bearing deposits                 33,956                 27,939                 23,310
                                 --------               --------               --------
     Total average deposits      $213,473               $167,847               $127,919
                                 ========               ========               ========

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 1999:

                                                              DECEMBER 31, 1999
                   (DOLLARS IN THOUSANDS)                     -----------------
Remaining maturity:
            Less than three months                                 $26,141
            Three to six months                                      8,076
            Six to twelve months                                     9,343
            Over twelve months                                       1,007
                                                                   -------
                                                                   $44,567
                                                                   =======

SHORT TERM BORROWING

At December 31, 1999, 1998 and 1997, there were no short term (original maturity of one year or less) borrowings that exceeded an average of 30% of shareholders' equity during those periods.

ITEM 2. PROPERTIES

The Company owns the property and buildings of its two Oak Harbor branches and its branches at Coupeville, Burlington, Camano Island, Clinton, Bellingham and Freeland. The Company leases the building and property of its branch at Langley. The Company owns the building housing its Anacortes branch, which is situated on land leased to the Company. The Company also leases space for its grocery store branch on Camano Island, which opened in the second quarter of 1998, and its College Way (Mt. Vernon) branch, which opened January 24, 2000. The Company leases property for the dealer center and real estate mortgage office in Oak Harbor, real estate mortgage offices in Port Townsend and Mt. Vernon, and approximately 4,000 square feet for its administrative offices in Oak Harbor. The Company owns the remaining approximately 6,000 square feet of the administrative offices. A land parcel in Bellingham has been purchased for a potential future branch location.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes that its liability for damages, if any, arising from such claims or contingencies will not have a material adverse effect on the Company's results of operations or financial conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "WBCO".

The Company is aware that blocks of its stock are held in street name by brokerage firms. At March 1, 2000, the number of shareholders of record was 335.

The following are the high and low sales prices for the Company's stock as reported by the Nasdaq National Market during 1999 and 1998:

                                                          1999                    1998
                                                   -------------------    --------------------
                                                     HIGH        LOW        HIGH        LOW
                                                   --------    -------    --------    --------
First quarter                                      $ 9.0435    $8.3481    $     --    $     --
Second quarter(1)                                   11.0490     8.3481     13.3557     12.2629
Third quarter                                       10.5960     9.4015     12.7486      9.2546
Fourth quarter                                       9.6900     7.9508      9.7767      8.3102

(1) The Company's common stock became listed on the Nasdaq National Market on June 23, 1998.

The Company has paid the following annual amounts on a per share basis, as adjusted for splits, as dividends to its shareholders:

                                                         DIVIDEND
                     YEAR                                PER SHARE
                     ----                                ---------
            1999                                           $0.16
            1998                                           $0.14
            1997                                           $0.13

The Company's dividend policy requires the Board of Directors to review the Company's financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay a cash dividend. For 1997 and prior years, dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid dividends on a quarterly basis. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected consolidated financial audited information and significant financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Part II, Item 8 and should be read in conjunction with the Company's financial statements and the Management Discussion set forth in Part II, Item 7:

                                                             YEARS ENDED DECEMBER 31
                                                    -----------------------------------------
                                                       1999           1998           1997
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   -----------    -----------    -----------
OPERATING DATA:
  Total interest income                             $    19,076    $    15,236    $    11,901
  Total interest expense                                  7,016          5,765          4,358
                                                    -----------    -----------    -----------
     Net interest income                                 12,060          9,471          7,543
  Provisions for loan losses                              1,020            735            647
                                                    -----------    -----------    -----------
     Net interest income after provision                 11,040          8,736          6,896
  Service charges on deposits                             1,417          1,172          1,116
  Other noninterest income                                1,036          1,206            373
                                                    -----------    -----------    -----------
     Total noninterest income                             2,453          2,378          1,489
     Noninterest expense                                 10,318          7,978          5,663
                                                    -----------    -----------    -----------
  Income before income taxes                              3,175          3,136          2,722
  Provision for income taxes                                823            924            818
                                                    -----------    -----------    -----------
  Net income                                        $     2,352    $     2,212    $     1,904
                                                    ===========    ===========    ===========

  Average number of shares outstanding, basic         4,142,953      3,525,883      2,810,881
  Average number of shares outstanding, diluted       4,387,192      3,769,244      2,935,972
PER SHARE DATA:
  Net income per share, basic                       $      0.57    $      0.63    $      0.68
  Net income per share, diluted                            0.54           0.59           0.65
  Book value                                               7.34           7.09           4.64
  Dividends                                                0.16           0.14           0.13
BALANCE SHEET DATA:
  Total assets                                      $   285,970    $   220,493    $   160,068
  Loans receivable, net of unearned fees                222,404        149,617        117,535
  Allowance for loan losses                               2,182          1,745          1,296
  Real estate owned                                         170             --             30
  Federal funds sold                                      4,300          4,100          1,750
  Deposits                                              254,475        189,698        146,394
  Shareholders' equity                                   29,798         29,691         13,035
SELECTED PERFORMANCE RATIOS:
  Return on average assets                                0.95%          1.16%          1.35%
  Return on average equity                                7.91%         10.31%         15.21%
  Net interest margin                                     5.52%          5.56%          5.94%
  Net interest spread                                     4.75%          4.74%          5.13%
  Noninterest expense to average assets                   4.18%          4.19%          4.00%
  Efficiency ratio                                       71.09%         67.33%         62.70%
  Dividend payout ratio                                  28.07%         22.22%         19.12%

                                                             YEARS ENDED DECEMBER 31
                                                    -----------------------------------------
                                                       1999           1998           1997
 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)   -----------    -----------    -----------
ASSET QUALITY RATIOS:
  Nonperforming loans to period-end loans                 0.44%          0.57%          0.98%
  Allowance for loan losses to period-end loans           0.98%          1.17%          1.10%
  Allowance for loan losses to nonperforming loans      224.49%        206.02%        112.60%
  Nonperforming assets to total assets                    0.40%          0.38%          0.74%
  Net loan charge-offs to average loans
     outstanding                                          0.32%          0.22%          0.15%
CAPITAL RATIOS:
  Tier 1 risk-based capital                              11.73%         14.93%         10.67%
  Total risk-based capital                               12.67%         15.99%         11.63%
  Leverage ratio                                          9.83%         11.67%          8.08%
  Equity to assets ratio                                 10.42%         13.47%          8.14%
OTHER DATA:
  Number of banking offices                                  12             12              9
  Number of full time equivalent employees(1)               180            145            116

(1) The increase in full time equivalent employees in 1999 reflected branch openings and additional increases in lending personnel and executive and administrative personnel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE: This discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Specific factors include, among others, the impact of interest rates changes, risks of acquiring or opening new branches, controlling expenses, and general economic conditions.

OVERVIEW

The Company continued its strategy of growth and enhancing its market penetration throughout 1999. This resulted in the creation of a full service office in Sedro Woolley (Skagit County), relocation of two offices to larger more convenient locations (Island and Whatcom Counties), the opening of a residential real estate loan production office in Port Townsend (Jefferson County), and consolidation of the Whidbey City branch with the remaining three South Whidbey offices (Island County). The Company has also added two offices in Mount Vernon (Skagit County) -- a grocery store branch that opened in January 2000 and a real estate loan production office in February 2000.

Also in 1999, the Company developed a Private Banking Division, implemented an internet online banking system, added business cash management products and services for commercial customers, enhanced its website, expanded its real estate lending service locations, continued to develop its retail investment division, and substantially increased its number of ATMs from five at year end 1997 to 19 currently.

Washington Banking Company's objective is to continue its strategy of growth, enhance its market penetration in the areas it currently serves, and improve its profitability and operating efficiencies. The Company looks for expansion opportunities that meet its criteria primarily in the geographic areas north and northwest of Seattle to the Canadian border. Growth can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that earnings will be negatively affected as the Company pursues its growth strategy.

FINANCIAL CONDITION

TOTAL ASSETS. Total assets increased to $286.0 million at December 31, 1999 from $220.5 million at December 31, 1998, an increase of 29.7%. This increase resulted primarily from growth in the loan portfolio, mostly funded by deposit growth.

TOTAL LOANS. Total loans amounted to $222.4 million and $149.6 million at December 31, 1999 and 1998, respectively. Commercial loans grew to $90.0 million at December 31, 1999 from $65.6 million at December 31, 1998, while consumer loans increased to $63.8 million from $40.8 million during that same period. Commercial loans as a percentage of total loans decreased to 40.5% at December 31, 1999 from 43.8% at December 31, 1998, and consumer loans increased to 28.7% of total loans from 27.2% at those dates. Real estate loans increased to 24.4% of total loans at December 31, 1999 from 19.5% at December 31, 1998, while real estate construction loans decreased to 6.4% from 9.5% as of those dates.

TOTAL INVESTMENT SECURITIES. Total investment securities were $31.3 million and $38.2 million at December 31, 1999 and 1998, respectively. In 1999 the availability of excess funds for long term investment purchases was significantly reduced by the need for funding the strong loan demand.

PREMISES AND EQUIPMENT. Premises and equipment, net, were $11.2 million and $8.0 million at December 31, 1999 and 1998, respectively. The increase in 1999 over 1998 reflects upgrading computer systems, remodeling of offices, purchase of land for branch offices, construction of branch offices, and related furniture, fixture and equipment purchases.

DEPOSIT ACCOUNTS. Deposit accounts totaled $254.5 million and $189.7 million at December 31, 1999 and 1998, respectively. Management attributes this increase to a combination of its efforts to attract deposits through competitive pricing, delivery of quality service and the expansion of its market area.

SHAREHOLDERS' EQUITY. Shareholders' equity was $29.8 million and $29.7 million at December 31, 1999 and 1998, respectively. This slight 1999 increase reflects earnings of $2.4 million, cash dividends of $664,000 and $1.5 million for repurchase of approximately 142,000 shares of common stock.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest earning assets and interest bearing liabilities, spread refers to the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities, and margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities as well as levels of noninterest bearing liabilities. During the fiscal years ended December 31, 1999, 1998 and 1997, average interest earning assets were $223.6 million, $174.4 million and $129.7 million, respectively. During these same periods, the Company's net interest margins were 5.52%, 5.56% and 5.94%, respectively.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME AND
EXPENSE

                                                                  YEARS ENDED DECEMBER 31
                        -----------------------------------------------------------------------------------------------------------
                                      1999                                 1998                                 1997
                        ---------------------------------    ---------------------------------    ---------------------------------
                         AVERAGE     INTEREST     AVERAGE     AVERAGE     INTEREST     AVERAGE     AVERAGE     INTEREST     AVERAGE
                         BALANCE    EARNED/PAID    YIELD      BALANCE    EARNED/PAID    YIELD      BALANCE    EARNED/PAID    YIELD
(DOLLARS IN THOUSANDS)  ---------   -----------   -------    ---------   -----------   -------    ---------   -----------   -------
ASSETS
Loans                   $ 181,472    $ 16,856      9.29%     $ 131,359    $ 12,910      9.83%     $ 100,243    $ 10,207     10.18%
Federal funds sold          1,671          86      5.15%         5,609         298      5.31%         2,187         116      5.30%
Interest bearing cash       4,534         205      4.52%         5,066         243      4.80%            --          --         --
Investments:
  Taxable                  18,520       1,114      6.02%        19,144       1,151      6.01%        17,986       1,118      6.22%
  Non-taxable(1)           17,387       1,092      6.28%        13,189         850      6.44%         9,241         616      6.67%
                        ---------    --------      -----     ---------    --------      -----     ---------    --------     ------
Interest earning
  assets                $ 223,584    $ 19,353      8.66%     $ 174,367    $ 15,452      8.86%     $ 129,657    $ 12,057      9.30%
Noninterest earning
  assets                   23,098                               16,048                               11,775
Total assets            $ 246,682                            $ 190,415                            $ 141,432
                        =========                            =========                            =========
LIABILITIES AND
  SHAREHOLDERS' EQUITY
Deposits
  Interest demand and
    money market        $  73,505    $  2,187      2.98%     $  55,320    $  1,589      2.87%     $  40,600    $  1,193      2.94%
  Savings                  25,242         644      2.55%        23,227         726      3.13%        21,789         778      3.57%
  Time deposits            80,770       4,185      5.18%        61,361       3,450      5.62%        42,220       2,387      5.65%
                        ---------    --------      -----     ---------    --------      -----     ---------    --------     ------
Interest bearing
  liabilities           $ 179,517    $  7,016      3.91%     $ 139,908    $  5,765      4.12%     $ 104,609    $  4,358      4.17%
Noninterest bearing
  liabilities              37,420                               29,045                               24,301
                        ---------                            ---------                            ---------
Total liabilities       $ 216,937                            $ 168,953                            $ 128,910
Shareholders' equity       29,745                               21,462                               12,522
                        ---------                            ---------                            ---------
Total liabilities and
  shareholders' equity  $ 246,682                            $ 190,415                            $ 141,432
                        =========                            =========                            =========
Net interest income(1)               $ 12,337                             $  9,687                             $  7,699
                                     --------                             --------                             --------
Net interest spread                                4.75%                                4.74%                                5.13%
                                                   -----                                -----                               ------
Net interest margin(1)                             5.52%                                5.56%                                5.94%
                                                   -----                                -----                               ------

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $277,000, $216,000 and $156,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

CONSOLIDATED ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume of loans and deposits and interest rate have been allocated proportionately to the changes due to volume and the changes due to interest rate:

                                         1999 COMPARED TO 1998          1998 COMPARED TO 1997
                                      ----------------------------   ----------------------------
                                       INCREASE (DECREASE) DUE TO     INCREASE (DECREASE) DUE TO
                                      ----------------------------   ----------------------------
                                      VOLUME      RATE      TOTAL    VOLUME     RATE      TOTAL
(DOLLARS IN THOUSANDS)                -------   --------   -------   -------   -------   --------
Loans:
Total loans                           $ 4,926   $  (980)   $ 3,946   $3,168    $(465)    $ 2,703
Federal funds sold                      (209)        (3)     (212)      182        --        182
Interest bearing cash                    (26)       (12)      (38)      243        --        243
Securities(1)                             221       (16)       205      325      (58)        267
                                      -------   --------   -------   ------    ------    -------
     Total interest income            $ 4,912   $(1,011)   $ 3,901   $3,918    $(523)    $ 3,395
                                      =======   ========   =======   ======    ======    =======

Interest bearing demand deposits      $   523   $     75   $   598   $  433    $   37    $   396
Savings accounts                           63      (145)      (82)       51     (103)       (52)
Certificates of deposit                 1,091      (356)       735    1,082      (19)      1,063
                                      -------   --------   -------   ------    ------    -------
     Total interest expense           $ 1,677   $  (426)   $ 1,251   $1,566    $(159)    $ 1,407
                                      =======   ========   =======   ======    ======    =======

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $277,000, $216,000 and $156,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

RESULTS OF OPERATIONS

NET INCOME. The Company reported net income of $2.4 million, $2.2 million and $1.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted net income per share was $0.54, $0.59 and $0.65 for 1999, 1998 and 1997, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and to a lesser extent increases in noninterest income partially offset by increases in noninterest expenses and an increase in the provision for loan losses. The decrease in diluted net income per share from 1997 to 1998 and from 1998 to 1999 was primarily attributable to the increased number of average outstanding shares as a result of the initial public offering in June 1998.

NET INTEREST INCOME. Net interest income for the years ended December 31, 1999, 1998 and 1997 was $12.1 million, $9.5 million and $7.5 million, respectively. The increase in fiscal year 1999 was $2.6 million, or 27.3%, and in 1998 was $1.9 million, or 25.6%, as a result of average interest earning assets increasing more in actual total dollars than average interest bearing liabilities. The difference was funded by growth in noninterest bearing deposits, shareholders' equity, and maturing investment securities. Average interest earning assets increased $49.2 million and $44.7 million for fiscal years ended 1999 and 1998, respectively, while average interest bearing liabilities increased by $39.6 million and $35.3 million for the same periods.

The average yield on interest earning assets decreased to 8.66% for the year ended December 31, 1999 from 8.86% for the year ended December 31, 1998 and 9.30% for the year ended December 31, 1997. This decrease is due primarily to a decrease in the rates earned on loans. Average yield on loans decreased to 9.29% for the year ended December 31, 1999 from 9.83% for the year ended December 31, 1998 and 10.18% for the year ended December 31, 1997. In addition, an overall decrease in rates earned on investments contributed to the decrease in average yield on interest earning assets. Average yields on taxable investments increased to 6.02% for the year ended December 31, 1999 from 6.01% for the year ended December 31, 1998 and decreased from 6.22% for the year ended December 31, 1997. Average yields on non-taxable investments decreased to 6.28% for the year ended December 31, 1999 from 6.44% and 6.67%, respectively, for the years ended December 31, 1998 and 1997. The average yield on interest bearing liabilities also decreased in 1999 to 3.91% for the year ended December 31, 1999 from 4.12% for the year ended December 31, 1998 as rates on most deposit types decreased during the year. For the year ended 1998, the yield on average interest bearing liabilities decreased from 4.17% for the year ended December 31, 1997. Average interest earning assets increased 28.2% from December 31, 1998 to December 31, 1999 and 34.5% from December 31, 1997 to December 31, 1998, and average interest bearing liabilities increased 28.3% and 33.7%, respectively, during the same periods. The overall result of these changes was an increase in the net interest spread to 4.75% for the year ended December 31, 1999 from 4.74% for the year ended December 31, 1998 and a decrease from 5.13% for the year ended December 31, 1997 and a decrease in net interest margin to 5.52% from 5.56% and 5.94%, respectively, for the same periods.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the years ended December 31, 1999, 1998 and 1997 totaled $1,020,000, $735,000 and
$647,000, respectively. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The provision for loan losses was increased in 1999, 1998 and 1997 to keep pace with the strong growth and losses inherent in the loan portfolio. During 1999, the allowance for loan losses increased by $437,000. The allowance represented .98% of loans and 224.49% of nonperforming loans at December 31, 1999. During 1998, the allowance for loan losses increased by $449,000. The allowance represented 1.17% of loans and 206.02% of nonperforming loans at December 31, 1998. The allowance represented 1.10% of loans at December 31, 1997. For the years ended December 31, 1999, 1998 and 1997, net loan charge-offs amounted to $583,000, $286,000 and $147,000, respectively.

NONINTEREST INCOME. Noninterest income for the years ended December 31, 1999, 1998 and 1997 was $2.5 million, $2.4 million and $1.5 million, respectively. The increases of $75,000 in 1999 and $889,000 in 1998 are primarily related to fees received on third party originated real estate loans and reflect the upsurge of the mortgage loan market in 1998 and the less favorable 1999 market.

NONINTEREST EXPENSE. Noninterest expense for the years ended December 31, 1999, 1998 and 1997 was $10.3 million, $8.0 million and $5.7 million, respectively. An increase of 29.3% in 1999 and 40.9% in 1998. These increases were primarily related to compensation and employee benefits, occupancy expense, office supplies and printing, and data processing expenses. This reflects the rapid expansion of the Company which began in late 1995 and is more fully reflected in 1997, 1998 and 1999. Included in increased salaries and benefits expense were expanded staffing levels in executive and administrative personnel, branch personnel and additions to mortgage lending and consumer lending departments. The Company expects this trend in increased noninterest expense to continue to slow as total asset growth slows and total operating efficiencies improve.

Set forth below is a schedule showing additional detail concerning increases in the Company's noninterest expense for 1999 compared with 1998 and for 1998 compared with 1997:

                                         YEARS ENDED DECEMBER 31         INCREASE/        INCREASE/
                                      -----------------------------      DECREASE         DECREASE
                                       1999       1998       1997      1999 VS. 1998    1998 VS. 1997
(DOLLARS IN THOUSANDS)                -------    -------    -------    -------------    -------------
Salaries and benefits                 $ 6,967    $ 6,167    $ 3,944       $  800           $2,223
  Less: loan origination costs         (1,508)    (1,879)    (1,109)         371             (770)
                                      -------    -------    -------    ------------     ------------
Net salaries and benefits (as
  reported)                           $ 5,459    $ 4,288    $ 2,835       $1,171           $1,453
Occupancy expense                       2,141      1,455      1,033          686              422
Office supplies and printing              439        365        275           74               90
Data processing                           312        260        219           52               41
Consulting and professional fees           88        175        202          (87)             (27)
Other                                   1,879      1,435      1,099          444              336
                                      -------    -------    -------    ------------     ------------
     Total noninterest expense        $10,318    $ 7,978    $ 5,663       $2,340           $2,315
                                      =======    =======    =======    ============     ============

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, Federal funds sold, short term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 1999 the Company had unused lines of credit with the Federal Home Loan Bank of Seattle ("FHLB") of $42.5 million and unused lines of credit with financial institutions in the amount of $12.0 million, with no advances on these lines of credit at December 31, 1999. The Company expects to use FHLB advances to supplement its funding sources.

Total deposits were $254.5 million, $189.7 million and $146.4 million at December 31, 1999, 1998 and 1997, respectively. Deposits increased 34.1% from December 31, 1998 to December 31, 1999 and 29.6% from December 31, 1997 to December 31, 1998. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and the delivery of quality service.

The Company's deposits are expected to fluctuate according to the level of the Company's deposit market share, economic conditions, and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 1999, the Company had $119.4 million in certificates of deposit of which approximately $115.4 million, or 96.7%, are scheduled to mature on or prior to December 31, 2000. Based on prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use such funds primarily to make loans and to purchase securities, primarily issued by the federal government and state and local governments. Additional funds are available through established FHLB lines of credit.

The Company's shareholders' equity increased to $29.8 million at December 31, 1999 from $29.7 million at December 31, 1998 and from $13.0 million at December 31, 1997. The increase from year end 1998 to year end 1999 was from net income less dividends and Company stock repurchases. The increase from year end 1997 to year end 1998 was from net income less dividends plus $14.9 million in proceeds from the Company's initial public offering in June of 1998. At December 31, 1999, shareholders' equity was 10.42% of total assets compared to 13.47% and 8.14% of total assets at December 31, 1998 and 1997, respectively. The decrease in this ratio from year end 1998 primarily results from strong asset growth and Company stock repurchases in 1999. The Company approved a stock repurchase plan in April 1999 which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of December 31, 1999, the Company had repurchased 142,000 shares at an average price of $10.32.

CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See "Supervision and Regulation" on page 3 of this report. As the following table indicates, the Bank exceeded regulatory capital requirements:

                                                              DECEMBER 31, 1999
                                                  -----------------------------------------
                                                    MINIMUM      WELL-CAPITALIZED    ACTUAL
                                                  REQUIREMENT      REQUIREMENT       RATIO
                                                  -----------    ----------------    ------
Total risk-based capital ratio                         8%               10%          12.67%
Tier 1 risk-based capital ratio                        4%                6%          11.73%
Leverage ratio                                         4%                5%          9.83%

Management expects the Bank to remain "well-capitalized" for regulatory purposes, although there can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

YEAR 2000 ISSUES

The Company experienced no failure of mission-critical systems and no significant issues with external vendors or customers associated with the Year 2000 rollover date change. Quality control reviews were performed following the event and were continued through February 29, 2000, without incident.

In 1999, the Company incurred approximately $35,700 in direct, specifically identifiable expense, associated with Year 2000 issues. Soft costs for personnel hours associated with the project are estimated at approximately $72,000 for 1999. Costs for the project total approximately $170,700. In addition, the Company upgraded the generator at its administrative office and purchased generators for hub branches as part of contingency plans for its business operations in general and not specifically related to Year 2000 issues.

The Company does not anticipate any significant issues or additional costs in fiscal 2000 associated with the Year 2000 rollover date change.

IMPACT OF INFLATION AND CHANGING PRICES

The primary impact of inflation on the Company's operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

ASSET/LIABILITY MANAGEMENT

The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the market place.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk, which arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company's policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position", which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, municipal securities and corporate obligations. The securities portfolio contributes to the Company's profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company's management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest earning assets and costs of interest bearing liabilities. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity
(gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 1999, the Company would expect an increase in net interest income of $40,000 if interest rates increase from current rates by 100 basis points and a decrease in net interest income of $111,000 if interest rates decrease from current rates by 100 basis points.

The analysis of an institution's interest rate gap (the difference between the repricing of interest earning assets and interest bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest earning assets and interest earning liabilities at December 31, 1999. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

     (DOLLARS IN THOUSANDS)       0 - 3 MONTHS   4 - 12 MONTHS   1 - 5 YEARS   OVER 5 YEARS     TOTAL
     ----------------------       ------------   -------------   -----------   ------------   ---------
Interest earning assets:
  Federal funds sold               $    4,300     $        --    $        --     $     --     $   4,300
  Investment securities                 2,111           2,334         15,256       11,553        31,254
  Loans                                63,940          27,643         87,606       43,215       222,404
                                   ----------     -----------    -----------     --------     ---------
  Total interest earning assets    $   70,351     $    29,977    $   102,862     $ 54,768     $ 257,958

  Interest earning assets to
     total assets                      27.27%          11.62%         39.88%       21.23%       100.00%

Interest bearing liabilities:
  Interest bearing demand
     deposits                      $   40,858     $        --    $        --     $     --     $  40,858
  Money market deposits                33,831              --             --           --        33,831
  Savings deposits                     25,045              --             --           --        25,045
  Time deposits                        60,201          55,182          3,970           --       119,353
                                   ----------     -----------    -----------     --------     ---------
  Total interest bearing
     liabilities                   $  159,935     $    55,182    $     3,970     $     --     $ 219,087

  Interest bearing liabilities
     to total liabilities              73.00%          25.19%          1.81%           --       100.00%

Interest sensitivity gap             (89,584)        (25,205)         98,892       54,768        38,871
Cumulative interest sensitivity
  gap                                (89,584)       (114,789)       (15,897)       38,871            --
Cumulative interest sensitivity
  gap, as a percentage of total
  assets                             (31.33%)        (40.14%)        (5.56%)       13.59%            --

The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is liability sensitive 0 - 12 months and asset sensitive thereafter. Thus the table indicates that in an environment of increasing interest rates, the net interest income of the Company would be adversely affected and in a declining interest rate environment, the Company's net interest income would be favorably affected. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets which are considered to be immediately sensitive. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Washington Banking Company:

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1999 and 1998 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.

                                          LOGO

Seattle, Washington
January 28, 2000

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                           December 31, 1999 and 1998
                 (Dollars in thousands, except per share data)

                                                                1999         1998
                                                              ---------    --------
                           ASSETS
Cash and due from banks                                       $  10,651    $ 12,063
Interest bearing deposits                                         5,842       8,089
Federal funds sold                                                4,300       4,100
                                                              ---------    --------
          Total cash and cash equivalents                        20,793      24,252
                                                              ---------    --------

Federal Home Loan Bank stock                                        791         736
Investment securities, available for sale                         6,373      12,591
Investment securities, held to maturity                          24,090      24,875
                                                              ---------    --------
          Total investment securities                            31,254      38,202
                                                              ---------    --------

Loans receivable, net                                           220,222     147,872
Premises and equipment, net                                      11,177       8,046
Other real estate owned                                             170          --
Deferred tax assets                                                 434         419
Other assets                                                      1,920       1,702
                                                              ---------    --------
          Total assets                                        $ 285,970    $220,493
                                                              =========    ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits                                                    $ 254,475    $189,698
  Other liabilities                                               1,697       1,104
                                                              ---------    --------
          Total liabilities                                     256,172     190,802
                                                              ---------    --------
Shareholders' equity:
  Preferred stock, no par value: Authorized 20,000 shares;
     no shares issued or outstanding                                 --          --
  Common stock, no par value: Authorized 10,000,000 shares,
     issued and outstanding 4,061,785, 4,189,050 and
     2,809,050 shares in 1999, 1998 and 1997, respectively       16,413      17,836
  Retained earnings                                              13,493      11,805
  Accumulated other comprehensive income, net                     (108)          50
                                                              ---------    --------
          Total shareholders' equity                             29,798      29,691
                                                              ---------    --------
          Total liabilities and shareholders' equity          $ 285,970    $220,493
                                                              =========    ========

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                  Years ended December 31, 1999, 1998 and 1997
                 (Dollars in thousands, except per share data)

                                                            1999          1998          1997
                                                         ----------    ----------    ----------
Interest income:
  Interest and fees on loans                             $   16,856    $   12,910    $   10,207
  Interest on taxable investment securities                   1,058         1,097         1,082
  Interest on tax exempt investment securities                  815           634           460
  Other                                                         347           595           152
                                                         ----------    ----------    ----------
          Total interest income                              19,076        15,236        11,901

Interest expense                                              7,016         5,765         4,358
                                                         ----------    ----------    ----------
          Net interest income                                12,060         9,471         7,543

Provision for loan losses                                     1,020           735           647
                                                         ----------    ----------    ----------
          Net interest income after provision for loan
            losses                                           11,040         8,736         6,896
                                                         ----------    ----------    ----------
Noninterest income:
  Service charges on deposits                                 1,417         1,172         1,116
  Other                                                       1,036         1,206           373
                                                         ----------    ----------    ----------
          Total noninterest income                            2,453         2,378         1,489
                                                         ----------    ----------    ----------
Noninterest expense:
  Salaries and benefits                                       5,459         4,288         2,835
  Occupancy expense                                           2,141         1,455         1,033
  Office supplies and printing                                  439           365           275
  Data processing                                               312           260           219
  Consulting and professional fees                               88           175           202
  Other                                                       1,879         1,435         1,099
                                                         ----------    ----------    ----------
          Total noninterest expense                          10,318         7,978         5,663
                                                         ----------    ----------    ----------
          Income before income taxes                          3,175         3,136         2,722

Provision for income taxes                                      823           924           818
                                                         ----------    ----------    ----------
          Net income                                     $    2,352    $    2,212    $    1,904
                                                         ==========    ==========    ==========

Net income per share, basic                              $     0.57    $     0.63    $     0.68
                                                         ==========    ==========    ==========
Net income per share, diluted                            $     0.54    $     0.59    $     0.65
                                                         ==========    ==========    ==========

Average number of shares outstanding, basic               4,142,953     3,525,883     2,810,881
Average number of shares outstanding, diluted             4,387,192     3,769,244     2,935,972

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
                  Years ended December 31, 1999, 1998 and 1997
            (Dollars and shares in thousands, except per share data)

                                                                            ACCUMULATED
                                              COMMON STOCK                     OTHER           TOTAL
                                            -----------------   RETAINED   COMPREHENSIVE   SHAREHOLDERS'
                                            SHARES    AMOUNT    EARNINGS    INCOME, NET       EQUITY
                                            ------   --------   --------   -------------   -------------
BALANCES AT DECEMBER 31, 1996                2,796   $  3,032   $  8,527      $   11         $ 11,570
Cash dividend, $0.13 per share                  --         --      (356)          --            (356)
Net change in unrealized gain (loss) on
  securities available for sale                 --         --         --           6                6
Net income                                      --         --      1,904          --            1,904
Repurchase of common stock                    (23)      (200)         --          --            (200)
Stock options exercised                         36        111         --          --              111
                                            ------   --------   --------      ------         --------
BALANCES AT DECEMBER 31, 1997                2,809   $  2,943   $ 10,075      $   17         $ 13,035

Cash dividend, $0.14 per share                  --         --      (482)          --            (482)
Net change in unrealized gain (loss) on
  securities available for sale                 --         --         --          33               33
Net income                                      --         --      2,212          --            2,212
Net offering proceeds                        1,380     14,893         --          --           14,893
                                            ------   --------   --------      ------         --------
BALANCES AT DECEMBER 31, 1998                4,189   $ 17,836   $ 11,805      $   50         $ 29,691

Cash dividend, $0.16 per share                  --         --      (664)          --            (664)
Net change in unrealized gain (loss) on
  securities available for sale                 --         --         --       (158)            (158)
Net income                                      --         --      2,352          --            2,352
Repurchase of common stock                   (142)    (1,469)         --          --          (1,469)
Stock options exercised                         15         46         --          --               46
                                            ------   --------   --------      ------         --------
BALANCES AT DECEMBER 31, 1999                4,062   $ 16,413   $ 13,493      $(108)         $ 29,798
                                            ======   ========   ========      ======         ========

                                                               FOR THE YEARS ENDED DECEMBER 31
                                                              ---------------------------------
                                                                1999         1998        1997
                                                              ---------    --------    --------
COMPREHENSIVE INCOME:
Net income                                                     $ 2,352      $2,212      $1,904
Increase in unrealized gain on securities available for
  sale, net of tax of $81, $17 and $3, respectively              (158)          33           6
                                                               -------      ------      ------
Comprehensive income                                           $ 2,194      $2,245      $1,910
                                                               =======      ======      ======

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1999, 1998 and 1997
                             (Dollars in thousands)

                                                            1999         1998         1997
                                                          ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                              $   2,352    $   2,212    $   1,904
  Adjustments to reconcile net income to net cash
     provided by operating activities:
     Federal Home Loan Bank stock dividends                    (55)         (54)         (36)
     Deferred income tax expense (benefit)                       67         (67)         (99)
     Amortization (accretion) of investment premiums
       (discounts), net                                          61           90          271
     Provision for loan losses                                1,020          735          647
     Depreciation of premises and equipment                     734          416          323
     Loss (gain) on sale of premises and equipment             (34)         (49)            2
     Net increase in other assets                             (218)        (284)        (324)
     Net (decrease) increase in other liabilities               593          465          141
                                                          ---------    ---------    ---------
          Net cash provided by operating activities           4,520        3,464        2,829
                                                          ---------    ---------    ---------

Cash flows from investing activities:
  Purchases of investment securities, available for sale    (1,033)      (9,000)      (2,860)
  Maturities of investment securities, available for
     sale                                                     7,000        2,000        2,000
  Purchases of investment securities, held to maturity      (1,790)      (8,031)      (6,770)
  Maturities of investment securities, held to maturity       2,525        6,555        3,980
  Net increase in loans                                    (73,540)     (32,368)     (36,443)
  Purchases of premises and equipment                       (3,967)      (4,359)      (1,097)
  Proceeds from the sale of premises and equipment              136          233            6
  Purchases of Federal Home Loan Bank stock                      --           --        (324)
  Proceeds from the sale of real estate owned                    --           30           --
                                                          ---------    ---------    ---------
          Net cash used in investing activities            (70,669)     (44,940)     (41,508)
                                                          ---------    ---------    ---------

Cash flows from financing activities:
  Net increase in deposits                                   64,777       43,304       41,182
  Dividends paid on common stock                              (664)        (482)        (356)
  Proceeds from stock options exercised                          46           --          111
  Proceeds from stock issued                                     --       14,893           --
  Repurchase of common stock                                (1,469)           --        (200)
                                                          ---------    ---------    ---------
          Net cash provided by financing activities          62,690       57,715       40,737
                                                          ---------    ---------    ---------

          Net (decrease) increase in cash and cash
            equivalents                                     (3,459)       16,239        2,058
Cash and cash equivalents at beginning of period             24,252        8,013        5,955
                                                          ---------    ---------    ---------
Cash and cash equivalents at end of period                $  20,793    $  24,252    $   8,013
                                                          =========    =========    =========
Supplemental information:
  Loans foreclosed and transferred to real estate owned         170           --           30
  Cash paid for interest                                      6,710        5,689        4,236
  Cash paid for taxes                                           630          945        1,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Description of Business

Washington Banking Company ("WBCO"), a Washington state bank holding company was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although WIB has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

  (b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank ("Company"). The consolidated financial statements of the Company have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. All significant intercompany balances and transactions have been eliminated in consolidation.

  (c) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and Federal funds sold.

  (d) Investment Securities

Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at fair value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included in comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method.

Investment securities held to maturity are comprised of debt securities for which the Company has positive intent and ability to hold to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities.

Management determines the appropriate classification of investment securities at the purchase date.

  (e) Loans Receivable, Net

Loans receivable, net, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination fees, and the allowance for loan losses.

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally loans past due 90 days or more).

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, based on the loan's observable market price or the fair value of collateral, if the loan is collateral dependent.

Interest income previously accrued on nonaccrual and impaired loans, but not yet received, is reversed in the period the loan is placed in nonaccrual status. Payments received are generally applied to principal. However, based on management's assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to an accrual status when management determines the circumstances have improved to the extent there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

Loan fees and certain direct loan origination costs are deferred, and the net fee or cost is recognized in interest income using the interest method over the estimated life of the individual loans, adjusted for actual prepayments. Amortization of deferred loan origination fees is suspended during periods in which the related loan is in nonaccrual status.

  (f) Allowance for Loan Losses

A valuation allowance for loans is based on management's estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers' ability to repay, the value of underlying collateral, historical loss experience, delinquency analyses, and economic and market trends and conditions. In the opinion of management, the allowance is adequate to absorb reasonably foreseeable losses inherent in the loans.

While management uses available information to recognize losses on these loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

  (g) Other Real Estate Owned

All real estate acquired in satisfaction of a loan is considered held for sale and reported as "real estate owned". Real estate owned is carried at the lower of cost or fair value based upon recent appraisal less estimated cost of disposal.

  (h) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include buildings and building improvements, 15 to 40 years; land improvements, 10 to 25 years; and furniture, fixtures and equipment, 3 to 15 years.

  (i) Federal Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

  (j) Federal Home Loan Bank Stock

The Company's investment in Federal Home Loan Bank ("FHLB") stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 1999, the Company's minimum required investment was approximately $647. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

  (k) Stock Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which is an intrinsic value-based method of recognizing compensation costs. As none of the Company's stock options have any intrinsic value at grant date, no compensation cost has been recognized for its stock option plan activity.

  (l) Recent Financial Accounting Pronouncements

In June 1998, FASB issued SFAS Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. Management does not expect SFAS 133 to have a material impact on the Company's financial position or results of operations.

In October 1998, the FASB issued SFAS 134 (which amended SFAS 65, Accounting for Certain Mortgagee Banking Activities). This statement establishes accounting and reporting standards for securities retained after the securitization of mortgage loans and was adopted by the Company on January 1, 1999. The Company's adoption of SFAS 134 did not have a material impact on its financial position or results of operations.

Statement of Position No. 98-5 "Reporting on the Costs of Start-Up Activities", which requires costs of start-up activities and organization costs to be expensed as incurred was adopted by the Company effective January 1, 1999. The adoption of this statement did not have a material effect on the Company's operating results of financial condition.

  (m) Reclassifications

Certain amounts in 1997 and 1998 have been reclassified to conform to the 1999 financial statement presentation.

(2) RESTRICTIONS ON CASH BALANCE

The Company is required to maintain an average reserve with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 1999 and 1998 was approximately $1,123 and $1,236, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(3) INVESTMENT SECURITIES

The amortized costs and estimated market values of investment securities at December 31, 1999 and 1998 are as summarized:

                                                                  GROSS         GROSS       ESTIMATED
                                                   AMORTIZED    UNREALIZED    UNREALIZED     MARKET
                                                     COST         GAINS         LOSSES        VALUE
(DOLLARS IN THOUSANDS)                             ---------    ----------    ----------    ---------
December 31, 1999:
Investments available for sale:
            U.S. Treasury securities                $ 2,003        $  2         $  (1)       $ 2,004
            U.S. Government agency securities         4,534          --          (165)         4,369
                                                    -------        ----         ------       -------
               Total investment securities
                 available for sale                 $ 6,537        $  2         $(166)       $ 6,373
                                                    =======        ====         ======       =======
Investments held to maturity:
            U.S. Government agency securities       $   499        $ --         $  (2)       $   497
            State and political subdivisions         17,249           3          (235)        17,017
            Corporate obligations                     6,342           1           (70)         6,273
                                                    -------        ----         ------       -------
               Total investment securities held
                 to maturity                        $24,090        $  4         $(307)       $23,787
                                                    =======        ====         ======       =======
December 31, 1998:
Investments available for sale:
            U.S. Treasury securities                $ 5,008        $ 60         $   --       $ 5,068
            U.S. Government agency securities         7,508          18            (3)         7,523
                                                    -------        ----         ------       -------
               Total investment securities
                 available for sale                 $12,516        $ 78         $  (3)       $12,591
                                                    =======        ====         ======       =======
Investments held to maturity:
            U.S. Treasury securities                $   500        $  1         $   --       $   501
            U.S. Government agency securities           998          12             --         1,010
            State and political subdivisions         16,502         684            (1)        17,185
            Corporate obligations                     6,875         100            (4)         6,971
                                                    -------        ----         ------       -------
               Total investment securities held
                 to maturity                        $24,875        $797         $  (5)       $25,667
                                                    =======        ====         ======       =======

The amortized cost and fair value of investment securities by contractual maturity at December 31, 1999 are as shown below:

                                                               DATES OF MATURITIES
                                               ---------------------------------------------------
                                               UNDER 1    1 - 5     OVER 5 TO    OVER 10
                                                YEAR      YEARS     10 YEARS      YEARS     TOTAL
                                               -------    ------    ---------    -------    ------
Investments available for sale:
            U.S. Treasury securities:
               Amortized cost                  $1,501     $  502       $--         $--      $2,003
               Market value                     1,503        501       --          --        2,004
            U.S. Government agency
               securities:
               Amortized cost                      --      4,534       --          --        4,534
               Market value                        --      4,369       --          --        4,369
                                               ------     ------       --          --       ------
                 Total:
                    Amortized cost             $1,501     $5,036       $--         $--      $6,537
               Market value                     1,503      4,870       --          --        6,373
                                               ======     ======       ==          ==       ======

                                                              DATES OF MATURITIES
                                             -----------------------------------------------------
                                             UNDER 1     1 - 5     OVER 5 TO    OVER 10
                                              YEAR       YEARS     10 YEARS      YEARS      TOTAL
                                             -------    -------    ---------    -------    -------
Investments held to maturity:
  U.S. Treasury securities:
     Amortized cost                          $   --     $    --     $   --      $   --     $    --
     Market value                                --          --         --          --          --
  U.S. Government agency securities:
     Amortized cost                             499          --         --          --         499
     Market value                               497          --         --          --         497
  State and political subdivisions:
     Amortized cost                             442       6,045      9,286       1,476      17,249
     Market value                               445       6,039      9,112       1,421      17,017
  Corporate bonds and other:
     Amortized cost                           2,000       4,342         --          --       6,342
     Market value                             2,001       4,272         --          --       6,273
                                             ------     -------     ------      ------     -------
       Total:
          Amortized cost                     $2,941     $10,387     $9,286      $1,476     $24,090
          Market value                        2,943      10,311      9,112       1,421      23,787
                                             ======     =======     ======      ======     =======

Included in other assets is accrued interest on investment securities amounting to $297 and $385 as of December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, investment securities with amortized cost values of $7,712 and $997, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 1999, 1998 and 1997.

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, is as follows:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Commercial loans                                         $ 90,014    $ 65,564
Real estate loans                                          54,349      29,198
Real estate construction loans                             14,300      14,139
Consumer loans                                             63,757      40,750
                                                         --------    --------
                                                         $222,420    $149,651
Less:
Allowance for loan losses                                   2,182       1,745
Net deferred loan fees                                         16          34
                                                         --------    --------
  Net loans                                              $220,222    $147,872
                                                         ========    ========

As of December 31, 1999 and 1998, the Company had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $2,001 and $1,890, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility.

The Company's legal lending limit was approximately $5,376 and $4,900 as of December 31, 1999 and 1998, respectively.

Included in other assets is accrued interest on loans receivable amounting to $1,308 and $960 as of December 31, 1999 and 1998, respectively.

The following is an analysis of the changes in the allowance for loan losses:

                                                                       DECEMBER 31
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
Beginning balance                                             $ 1,745    $ 1,296    $   796
Provision for loan losses                                       1,020        735        647
Recoveries                                                         28         27         13
Charge-offs                                                     (611)      (313)      (160)
                                                              -------    -------    -------
  Ending balance                                              $ 2,182    $ 1,745    $ 1,296
                                                              =======    =======    =======

At December 31, 1999 and 1998, the Company had impaired loans of $972 and $1,094, respectively. Of these impaired loans, $972 and $847 have related valuation allowances of $319 and $291, while $0 and $247 did not require a valuation allowance. Average impaired loans for 1999 and 1998 totaled $1,033 and $1,128, respectively. The Company has no commitment to extend additional credit on loans which are nonaccrual or impaired at December 31, 1999.

If interest income on impaired loans had been accrued in accordance with their original terms, approximately $94, $60 and $40 of interest income would have been recorded for the years ended December 31, 1999, 1998 and 1997, respectively.

(5) PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                              DECEMBER 31
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
Land and buildings                                         $ 8,064    $ 5,226
Furniture and equipment                                      4,519      2,508
Land improvements                                            1,015        263
Computer software                                              663        512
Construction in progress                                       141      2,029
                                                           -------    -------
                                                           $14,402    $10,538
Less accumulated depreciation                                3,225      2,492
                                                           -------    -------
                                                           $11,177    $ 8,046
                                                           =======    =======

(6) DEPOSITS

Deposits are summarized as follows:

                                                             DECEMBER 31
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
Certificates of deposit ("CDs")                          $119,353    $ 64,697
Savings                                                    25,045      25,517
Money market                                               33,831      29,821
NOW                                                        40,858      36,214
Noninterest bearing demand                                 35,388      33,449
                                                         --------    --------
                                                         $254,475    $189,698
                                                         ========    ========

Certificates of deposits mature as follows:

                                                                   DECEMBER 31, 1999
                                                --------------------------------------------------------
                                                LESS THAN   1 TO 2   2 TO 3   3 TO 4   4 TO 5
                                                 1 YEAR     YEARS    YEARS    YEARS    YEARS     TOTAL
                                                ---------   ------   ------   ------   ------   --------
CDs of $100,000 or more                         $ 43,560    $  538   $  332    $137     $--     $ 44,567
All other CDs                                     71,823     1,983      719     218      43       74,786
                                                --------    ------   ------    ----     ---     --------
                                                $115,383    $2,521   $1,051    $355     $43     $119,353
                                                ========    ======   ======    ====     ===     ========

(7) INCOME TAXES

Federal income tax expense (benefit) consists of the following:

                                                                   DECEMBER 31
                                                              ----------------------
                                                              1999    1998     1997
                                                              ----    -----    -----
Current tax expense                                           $756    $ 991    $ 917
Deferred tax expense (benefit)                                  67     (67)     (99)
                                                              ----    -----    -----
                                                              $823    $ 924    $ 818
                                                              ====    =====    =====

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax bases:

                                                              DECEMBER 31
                                                              ------------
                                                              1999    1998
                                                              ----    ----
Deferred tax assets:
  Loan loss allowances                                        $589    $506
  Deferred compensation                                         68      75
  Market value adjustment of investment securities available
     for sale                                                   56      --
                                                              ----    ----
          Total deferred tax assets                           $713    $581
Deferred tax liabilities:
  Premises and equipment                                       183      97
  FHLB stock                                                    58      39
  Market value adjustment of investment securities available
     for sale                                                   --      26
  Deferred loan fees                                            38      --
                                                              ----    ----
          Total deferred tax liabilities                      $279    $162
          Deferred tax assets, net                            $434    $419
                                                              ====    ====

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                                 DECEMBER 31
                                                         ----------------------------
                                                          1999       1998       1997
                                                         -------    -------    ------
Income tax expense at federal statutory rate             $ 1,079    $ 1,066    $  925
Interest income on tax exempt securities                   (247)      (216)     (129)
Other, net                                                   (9)         74        22
                                                         -------    -------    ------
                                                         $   823    $   924    $  818
                                                         =======    =======    ======

There was no valuation allowance for deferred tax assets as of December 31, 1999, 1998 and 1997. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $713 and $581 at December 31, 1999 and 1998, respectively, will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and, to a minor extent, future taxable income.

(8) EARNINGS PER SHARE

The following illustrates the reconciliation of the numerators and denominators of the basic diluted earnings per share ("EPS") computations:

                                                               YEAR ENDED DECEMBER 31, 1999
                                                    ---------------------------------------------------
                                                    INCOME   WEIGHTED AVERAGE SHARES   PER SHARE AMOUNT
                                                    ------   -----------------------   ----------------
BASIC EPS
Income available to common shareholders             $2,352          4,142,953               $0.57
Effect of dilutive securities: stock options            --            244,239                  --
                                                    ------          ---------               -----
DILUTED EPS                                         $2,352          4,387,192               $0.54
                                                    ======          =========               =====

                                                               YEAR ENDED DECEMBER 31, 1998
                                                    ---------------------------------------------------
                                                    INCOME   WEIGHTED AVERAGE SHARES   PER SHARE AMOUNT
                                                    ------   -----------------------   ----------------
BASIC EPS
Income available to common shareholders             $2,212          3,525,883               $0.63
Effect of dilutive securities: stock options            --            243,361                  --
                                                    ------          ---------               -----
DILUTED EPS                                         $2,212          3,769,244               $0.59
                                                    ======          =========               =====

                                                               YEAR ENDED DECEMBER 31, 1997
                                                    ---------------------------------------------------
                                                    INCOME   WEIGHTED AVERAGE SHARES   PER SHARE AMOUNT
                                                    ------   -----------------------   ----------------
BASIC EPS
Income available to common shareholders             $1,904          2,810,881               $0.68
Effect of dilutive securities: stock options            --            125,091                  --
                                                    ------          ---------               -----
DILUTED EPS                                         $1,904          2,935,972               $0.65
                                                    ======          =========               =====

At December 31, 1999 and 1998 there were options to purchase 41,000 and 123,950 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share. There were no antidilutive securities outstanding for the year ended December 31, 1997.

(9) EMPLOYEE BENEFIT PLANS

  (a) Severance Agreements

The Company has entered into contracts with seven senior officers that provide benefits under certain conditions following a termination without cause, following a change of control of the Company.

  (b) 401(k) Profit Sharing Plan

During 1993, the Board of Directors approved a 401(k) profit sharing plan. The plan covers substantially all full time employees and many part time employees once they meet the age and length of service requirements. Employees vest in the plan over a six year period. The 401(k) plan allows for a voluntary salary reduction, under which eligible employees are permitted to defer a portion of their salaries, with the Company contributing a percentage of the employee's contribution to the employee's account. In addition, the amount of the profit sharing is discretionary and determined each year by the Board of Directors.

The Company's contributions for the years ended December 31, 1999, 1998 and 1997 under the employee matching feature of the plan were $80, $64 and $50, respectively. This represents a match of the participating employees' salary deferral up to 50% of the first 5% of the compensation deferred in 1999, 1998 and 1997, respectively. The Company also contributed $0, $0 and $16 for the years ended December 31, 1999, 1998 and 1997 under the profit sharing feature of the plan.

(10) SHAREHOLDERS' EQUITY

  (a) Stock Repurchase Plan

During the fiscal year 1999 the Company approved a stock repurchase plan which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of December 31, 1999, the Company had repurchased 142,000 shares at an average price of $10.32.

  (b) Stock Option Plan

In 1992, the WIB shareholders approved the adoption of an employee stock option plan, providing for the award of up to 450,000 shares of Company common stock pursuant to nonqualified or incentive stock options to employees of WIB at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank's shareholders approved the adoption of a director stock option plan, providing for the award of up to 150,000 shares of Company common stock pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the shareholders of WIB approved the transfer of both stock option plans to WBCO.

In 1998 the shareholders of WBCO approved the adoption of the 1998 stock option and restricted stock award plan, which is generally similar to the 1992 and 1993 plans and allows for the award of up to 161,000 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. The 1998 plan terminated the 1992 and 1993 plans as to further stock option grants.

Under these stock option plans, on the date of grant, the exercise price of nonqualified stock options must at least equal the Company's net book value per share issued, and the exercise price incentive stock options must at least equal the market value of the Company's common stock.

Stock options vest in 20% increments over five years and expire five years after they become fully vested.

The following table summarizes incentive or nonqualified stock option activity under the 1992 and 1998 plans:

                                                              YEARS ENDED DECEMBER 31
                                   ------------------------------------------------------------------------------
                                             1999                       1998                       1997
                                   ------------------------   ------------------------   ------------------------
                                                WEIGHTED                   WEIGHTED                   WEIGHTED
                                             AVERAGE OPTION             AVERAGE OPTION             AVERAGE OPTION
                                   SHARES        PRICE        SHARES        PRICE        SHARES        PRICE
                                   -------   --------------   -------   --------------   -------   --------------
Balance at beginning of year       395,000       $5.05        354,000       $ 4.25       302,250       $3.39
Options granted                         --          --         41,000        12.00        51,750        9.25
                                   -------       -----        -------       ------       -------       -----
Balance at end of year             395,000       $5.05        395,000       $ 5.05       354,000       $4.25
                                   =======       =====        =======       ======       =======       =====

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

                        DECEMBER 31, 1999
-----------------------------------------------------------------
TOTAL SHARES   VESTED SHARES   EXERCISE PRICE      EXPIRATION
------------   -------------   --------------   -----------------
  165,000         165,000          $ 2.93       February 22, 2003
   22,500          22,500            3.07       March 24, 2004
   40,500          40,500            3.37       December 15, 2004
   45,000          36,000            4.08       December 31, 2005
    3,750           2,250            4.23       April 1, 2006
   25,500          15,300            5.37       December 31, 2006
   51,750          20,700            9.25       December 31, 2007
   41,000           8,200           12.00       December 31, 2008
  -------         -------
  395,000         310,450
  =======         =======

The following table summarizes stock option activity of the nonqualified shares under the 1993 director stock option plan:

                                                              YEARS ENDED DECEMBER 31
                                     --------------------------------------------------------------------------
                                              1999                      1998                     1997
                                     -----------------------   ----------------------   -----------------------
                                                  WEIGHTED                 WEIGHTED                  WEIGHTED
                                                  AVERAGE                  AVERAGE                   AVERAGE
                                      SHARES    OPTION PRICE   SHARES    OPTION PRICE    SHARES    OPTION PRICE
                                     --------   ------------   -------   ------------   --------   ------------
Balance at beginning of year          113,700      $4.79       113,700      $4.79        120,750      $3.13
Options granted                            --         --            --         --         31,200       9.25
Less exercised                       (15,000)       3.02            --         --       (35,550)       3.14
Expired or canceled                        --         --            --         --        (2,700)       3.57
                                     --------      -----       -------      -----       --------      -----
Balance at end of year                 98,700      $5.06       113,700      $4.79        113,700      $4.79
                                     ========      =====       =======      =====       ========      =====

Financial data pertaining to outstanding nonqualified stock options under the 1993 plan were as follows:

                        DECEMBER 31, 1999
-----------------------------------------------------------------
TOTAL SHARES   VESTED SHARES   EXERCISE PRICE      EXPIRATION
------------   -------------   --------------   -----------------
   45,000         45,000           $3.00        February 22, 2003
   15,000         15,000            3.07        March 24, 2004
    7,500          6,000            4.08        December 31, 2005
   31,200         12,480            9.25        December 31, 2007
   ------         ------
   98,700         78,480
   ======         ======

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost using the fair value method, consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                            YEARS ENDED DECEMBER 31
                                                           --------------------------
                                                            1999      1998      1997
                                                           ------    ------    ------
Net income, as reported                                    $2,352    $2,212    $1,904
Net income, pro forma                                       2,307     2,167     1,862
Basic EPS, as reported                                       0.57      0.63      0.68
Basic EPS, pro forma                                         0.56      0.61      0.66
Diluted EPS, as reported                                     0.54      0.59      0.65
Diluted EPS, pro forma                                       0.53      0.57      0.64

(11) REGULATORY CAPITAL MATTER

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk-weighting and other factors.

Risk-based capital guidelines issued by the Federal Deposit Insurance Corporation establish a risk adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank's Tier 1 capital is comprised primarily of common equity, and excludes the equity impact of adjusting available for sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                  TO BE WELL CAPITALIZED
                                                                                       UNDER PROMPT
                                                          FOR CAPITAL ADEQUACY      CORRECTIVE ACTION
                                                                PURPOSES                PROVISIONS
                                  WHIDBEY ISLAND BANK     --------------------    ----------------------
                                  --------------------                MINIMUM                   MINIMUM
                                   AMOUNT       RATIO      AMOUNT      RATIO       AMOUNT        RATIO
                                  ---------    -------    --------    --------    ---------    ---------
       December 31, 1999:               (ACTUAL)
Total risk-based capital (to
  risk-weighted assets)            $29,226      12.67%    $18,447        8%        $23,059         10%
Tier 1 capital (to risk-weighted
  assets)                           27,044      11.73%      9,224        4%         13,835          6%
Leverage ratio                     $27,044       9.83%    $10,999        4%        $13,749          5%

                                                                                      TO BE WELL
                                                                                     CAPITALIZED
                                                                                     UNDER PROMPT
                                                          FOR CAPITAL ADEQUACY    CORRECTIVE ACTION
                                                                PURPOSES              PROVISIONS
                                  WHIDBEY ISLAND BANK     --------------------    ------------------
                                  --------------------                MINIMUM                MINIMUM
                                   AMOUNT       RATIO      AMOUNT      RATIO      AMOUNT      RATIO
                                  ---------    -------    --------    --------    -------    -------
       December 31, 1998:               (ACTUAL)
Total risk-based capital (to
  risk-weighted assets)            $26,378      15.99%    $13,196        8%       $16,494      10%
Tier 1 capital (to risk-weighted
  assets)                           24,633      14.93%      6,598        4%         9,897       6%
Leverage ratio                     $24,633      11.67%    $ 8,443        4%       $10,554       5%

In addition, under Washington state banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank's net profits then on hand.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

Because broadly traded markets do not exist for most of the Company's financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management's estimates of values. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

When possible, quoted market prices are used to determine fair value. In cases where a quoted market price is not available, the fair value of financial instruments is estimated using the present value of future cash flows or other valuation methods.

  (a) Financial Instruments With Book Value Equal to Fair Value

The fair value of financial instruments that are short term or reprice frequently and that have little or no risk are considered to have a fair value equal to book value.

  (b) Investment Securities

The fair value of all investment securities excluding FHLB stock is based upon quoted market prices. FHLB stock is not publicly traded; however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the book value.

  (c) Loans

The loan portfolio is composed of commercial, consumer, real estate construction and real estate loans. The book value of variable rate loans approximate their fair value. The fair value of fixed rate loans is estimated by discounting the estimated future cash flows of loans, sorted by type and security, by the weighted average rate of such loans, adjusted for credit risk.

  (d) Deposits

For deposits with no contractual maturity such as demand accounts, checking accounts, money market accounts and passbook savings accounts, fair values approximate book values. The fair value of certificates of deposit is based on discounted cash flows using the difference between the deposit rate and an alternative cost of funds rate.

  (e) Off-Balance Sheet Financial Instruments

The fair value of off-balance sheet commitments to extend credit is considered equal to its notional amount due primarily to the short term nature of these items.

The table below presents the book value amount of the Company's financial instruments and their corresponding fair values:

                                                                    DECEMBER 31
                                                ----------------------------------------------------
                                                          1999                        1998
                                                ------------------------    ------------------------
                                                BOOK VALUE    FAIR VALUE    BOOK VALUE    FAIR VALUE
                                                ----------    ----------    ----------    ----------
Financial assets:
  Cash and due from banks                        $ 10,651      $ 10,651      $ 12,063      $ 12,063
  Interest bearing deposits                         5,842         5,842         8,089         8,089
  Federal funds sold                                4,300         4,300         4,100         4,100
  FHLB stock                                          791           791           736           736
  Investment securities available for sale          6,373         6,373        12,591        12,591
  Investment securities held to maturity           24,090        23,787        24,875        25,667
  Loans                                           222,420       221,660       149,651       156,965
Financial liabilities -- deposits                 254,475       254,000       189,698       189,829

Off-balance sheet items:
  Loan commitments                                 37,359        37,359        24,889        24,889
  Standby letters of credit                           109           109           688           688

(13) WASHINGTON BANKING COMPANY INFORMATION

The summarized condensed financial information for Washington Banking Company (parent company only) are presented below:

                                                                  DECEMBER 31
                                                              -------------------
                                                                1999       1998
                                                              --------    -------
                  CONDENSED BALANCE SHEETS
Assets:
  Cash and cash equivalents                                   $  2,801    $ 4,960
  Other assets                                                      80         54
  Investment in subsidiary                                      26,936     24,683
                                                              --------    -------
          Total assets                                        $ 29,817    $29,697
                                                              ========    =======

Liabilities -- other                                          $     19    $     6
                                                              --------    -------
Shareholders' equity:
  Common stock                                                  16,412     17,836
  Retained earnings                                             13,494     11,805
  Accumulated other comprehensive income, net                    (108)         50
                                                              --------    -------
          Total shareholders' equity                          $ 29,798    $29,691
                                                              --------    -------
          Total liabilities and shareholders' equity          $ 29,817    $29,697
                                                              ========    =======

                                                                 YEARS ENDED DECEMBER 31
                                                              -----------------------------
                                                               1999       1998       1997
                                                              -------    -------    -------
               CONDENSED STATEMENTS OF INCOME
Noninterest expense                                           $ (268)    $  (99)    $  (45)
Income tax (expense) benefit                                       30        (5)         15
                                                              -------    -------    -------
          Loss before undistributed earnings of subsidiary      (238)      (104)       (30)
Interest income                                                   179        115         --
Undistributed earnings of subsidiary                            2,411      2,201      1,934
                                                              -------    -------    -------
          Net income                                          $ 2,352    $ 2,212    $ 1,904
                                                              =======    =======    =======

                                                                 YEARS ENDED DECEMBER 31
                                                            ---------------------------------
                                                              1999        1998         1997
                                                            --------    ---------    --------
            CONDENSED STATEMENTS OF CASH FLOWS
Operating activities:
  Net income                                                $  2,352    $   2,212    $  1,904
  Adjustments to reconcile net income to net cash used in
     operating activities:
     Equity in undistributed earnings of subsidiaries        (2,442)      (2,201)     (1,934)
     Other assets                                                  5         (38)          10
     Other liabilities                                            13            6          --
                                                            --------    ---------    --------
          Net cash used in operating activities                 (72)         (21)        (20)
                                                            --------    ---------    --------
Investing activities:
  Dividends received from subsidiary                              --          470         557
  Cash invested in subsidiary                                     --     (10,000)          --
                                                            --------    ---------    --------
          Net cash provided by (used in) investing
            activities                                            --      (9,530)         557
                                                            --------    ---------    --------
Financing activities:
  Dividends paid to shareholders                               (664)        (482)       (356)
  Proceeds from exercise of stock options and stock
     issuances                                                    46           --         111
  Repurchased and retired stock                              (1,469)           --       (200)
  Proceeds from stock issued                                      --       14,893          --
                                                            --------    ---------    --------
          Net cash provided by (used in) financing
            activities                                       (2,087)       14,411       (445)
                                                            --------    ---------    --------
          Increase in cash and cash equivalents              (2,159)        4,860          92
Cash and cash equivalents at beginning of year                 4,960          100           8
                                                            --------    ---------    --------
Cash and cash equivalents at end of year                    $  2,801    $   4,960    $    100
                                                            ========    =========    ========

(14) COMMITMENTS

  (a) Leasing Arrangements

The Company is obligated under a number of noncancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

In 1997, the Company entered into a lease for land. The lease includes options to purchase the property which may be exercised at the end of each fifth year during the term of the lease. The lease expires in 2027.

The Company's future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

                                          DECEMBER 31,
                                              1999
                                          ------------
2000                                         $  200
2001                                            168
2002                                            211
2003                                            187
2004                                            148
Thereafter                                    2,290
                                             ------
Total                                        $3,204
                                             ======

Rent expense applicable to operating leases for the years ended December 31, 1999, 1998 and 1997 was $214, $178 and $87, respectively.

  (b) Commitments to Extend Credit

In the normal course of business, the Company enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve varying degrees of credit and interest rate risk that are not reflected in the financial statements. These instruments generally have fixed expiration dates and do not necessarily represent future cash requirements since they often expire without being drawn upon. The Company's criteria for issuing such instruments are the same as those for loans made in the normal course of business.

Commitments to extend credit are as follows:

                                          DECEMBER 31,
                                              1999
                                          ------------
Loan commitments
  Fixed rate                                $12,500
  Variable rate                             $24,859
Standby letters of credit                   $   109

  (c) Lines of Credit

The Company had unused lines of credit with the FHLB of $42.5 million at December 31, 1999. The Company also had unused lines of credit with financial institutions amounting to $12.0 million at December 31, 1999.

(15) CONTINGENCIES

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company's results of operations or financial condition.

(16) SUBSEQUENT EVENTS

On January 20, 2000, the Board of Directors declared a cash dividend of $0.05 per share for the first quarter of 2000.

(17) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows:

                                                            YEAR ENDED DECEMBER 31, 1999
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)    -------    -------    -------    -------
Interest income                                       $ 4,122    $ 4,478    $ 4,971    $ 5,505
Interest expense                                        1,446      1,588      1,814      2,168
                                                      -------    -------    -------    -------
  Net interest income                                   2,676      2,890      3,157      3,337

Provision for loan losses                               (255)      (255)      (255)      (255)
                                                      -------    -------    -------    -------
  Net interest income after provision for loan
     losses                                             2,421      2,635      2,902      3,082

Noninterest income                                        628        663        557        605
Noninterest expense                                     2,384      2,491      2,706      2,737
                                                      -------    -------    -------    -------
  Income before provision for income taxes                665        807        753        950
                                                      -------    -------    -------    -------
Provision for income taxes                              (162)      (201)      (209)      (251)
                                                      -------    -------    -------    -------
  Net income                                          $   503    $   606    $   544    $   699
                                                      =======    =======    =======    =======

Basic earnings per share                              $  0.12    $  0.15    $  0.13    $  0.17
Diluted earnings per share                               0.11       0.14       0.12       0.16
Cash dividends declared                                  0.04       0.04       0.04       0.04

                                                            YEAR ENDED DECEMBER 31, 1998
                                                      ----------------------------------------
                                                       FIRST     SECOND      THIRD     FOURTH
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
Interest income                                       $ 3,366    $ 3,603    $ 4,126    $ 4,141
Interest expense                                        1,315      1,415      1,554      1,481
                                                      -------    -------    -------    -------
  Net interest income                                   2,051      2,188      2,572      2,660

Provision for loan losses                               (195)      (150)      (195)      (195)
                                                      -------    -------    -------    -------
  Net interest income after provision for loan
     losses                                             1,856      2,038      2,377      2,465

Noninterest income                                        518        493        609        758
Noninterest expense                                     1,754      1,851      2,156      2,217
                                                      -------    -------    -------    -------
  Income before provision for income taxes                620        680        830      1,005
                                                      -------    -------    -------    -------
Provision for income taxes                              (204)      (160)      (217)      (342)
                                                      -------    -------    -------    -------
  Net income                                          $   416    $   520    $   613    $   663
                                                      =======    =======    =======    =======

Basic earnings per share                              $  0.15    $  0.16    $  0.15    $  0.16
Diluted earnings per share                               0.14       0.15       0.14       0.15
Cash dividends declared                                  0.07         --      0.035      0.035

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning directors of the registrant is incorporated herein by reference to the section entitled "Election of Directors" beginning at page 3 of the Company's definitive Proxy Statement dated March 31, 2000 (the "Proxy Statement") for the annual meeting of shareholders to be held May 25, 2000.

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

ITEM 11. EXECUTIVE COMPENSATION

For information concerning executive compensation see "Executive Compensation" beginning at page 6 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

For information concerning security ownership of certain beneficial owners and management see "Security Ownership of Certain Beneficial Owners and Management" beginning at page 2 of the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" beginning at page 12 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements:

The following Financial Statements of the Company are located on pages 25 to 30 of this Form 10-K.

PAGE
----
 25     Independent Auditors' Report
 26     Consolidated Statements of Financial Condition -- December
        31, 1999 and 1998
 27     Consolidated Statements of Income -- Years ended December
        31, 1999, 1998 and 1997
 28     Consolidated Statements of Shareholders' Equity and
        Comprehensive Income -- Years ended December 31, 1999, 1998 and 1997
 29     Consolidated Statements of Cash Flows -- Years ended
        December 31, 1999, 1998 and 1997
 30     Notes to Consolidated Financial Statements

Exhibits:

See "Index to Exhibits" at page 49 of this Form 10-K.

Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th of March, 2000.

                                                WASHINGTON BANKING COMPANY
                                                       (Registrant)

                                          By       /s/ Michal D. Cann
                                            ------------------------------------
                                                       Michal D. Cann
                                                       President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 28th of March, 2000.

                                               Principal Executive Officer:

                                          By       /s/ Michal D. Cann
                                            ------------------------------------
                                                       Michal D. Cann
                                                       President and
                                                  Chief Executive Officer

                                               Principal Financial Officer:
                                                /s/ Phyllis A. Hawkins
                                          --------------------------------------
                                                    Phyllis A. Hawkins
                                                Senior Vice President and
                                                 Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 28, 2000, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Marlen L. Knutson

Karl C. Krieg, III

Jay T. Lien

Anthony B. Pickering

Edward J. Wallgren

                                          By       /s/ Michal D. Cann
                                            ------------------------------------
                                                       Michal D. Cann
                                                      Attorney-in-fact
                                                       March 28, 2000

INDEX TO EXHIBITS

EXHIBIT
  NO.                          EXHIBIT DESCRIPTION
   3       (a) Articles of Amendment to Articles of Incorporation of
               the Company(1)
           (b) Amended and Restated Articles of Incorporation of the
               Company(1)
           (c) Bylaws of the Company(1)
  10       (a) 1992 Employee Stock Option Plan(2)
           (b) 1993 Director Stock Option Plan(1)
           (c) 1998 Stock Option and Restricted Stock Award Plan(2)
           (d) Form of Severance Agreement(1)
  21       Subsidiaries of the Company are:
           (a) Whidbey Island Bank, Oak Harbor, Washington
  24       Power of Attorney dated March 16, 2000
  27       Financial Data Schedule

(1) Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2) Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.