Form 10-Q
period 2000-03-31
WASHINGTON BANKING CO
filed 2000-05-12
CIK 1058690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934 For the transition period from ________ to _______

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

The number of shares of the issuer's Common Stock outstanding at May 10, 2000 was 4,038,285.

                               Table of Contents

                                    PART I
                                                                                                               Page
Item 1   Financial Statements                                                                                   1
           Condensed Consolidated Statements of Financial Condition -                                           1
           March 31, 2000 and December 31, 1999
           Condensed Consolidated Statements of Income -                                                        2
           Three Months Ended March 31, 2000 and 1999
           Condensed Consolidated Statements of Shareholders' Equity -                                          3
           Three Months Ended March 31, 2000
           Condensed Consolidated Statements of Cash Flows -                                                    4
           Three Months Ended March 31, 2000 and 1999
           Notes to Condensed Consolidated Financial Statements                                                 5

Item 2   Management's Discussion and Analysis of Financial Condition                                            7
          and Results of Operations
Item 3   Quantitative and Qualitative Disclosures about Market Risk                                             13

                                    PART II

Item 6   Exhibits and Reports on Form 8-K                                                                       14
           Signatures                                                                                           14

                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                      March 31, 2000 and December 31, 1999
                  (Dollars in thousands, except per share data)

                                                                                 March 31,         December 31,
                                  Assets                                            2000               1999
                                                                               ---------------    ----------------
                                                                                 (unaudited)
Cash and due from banks                                                      $        13,608    $        10,651
Interest-bearing deposits                                                              2,460              5,842
Federal funds sold                                                                        --              4,300
                                                                               ---------------    ----------------
     Total cash and cash equivalents                                                  16,068             20,793
                                                                               ---------------    ----------------
Federal Home Loan Bank stock                                                             804                791
Investment securities, available-for-sale                                              5,859              6,373
Investment securities, held-to-maturity                                               22,470             24,090
                                                                               ---------------    ----------------
     Total investment securities                                                      29,133             31,254
                                                                               ---------------    ----------------
Loans receivable, net                                                                237,711            220,222
Premises and equipment, net                                                           11,249             11,177
Other real estate owned                                                                  170                170
Deferred tax asset                                                                       439                434
Other assets                                                                           2,227              1,920
                                                                               ---------------    ----------------
              Total assets                                                   $       296,997    $       285,970
                                                                               ===============    ================

                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                $       254,327    $       254,475
     Federal funds purchased                                                          11,200                 --
     Other liabilities                                                                 1,380              1,697
                                                                               ---------------    ----------------
              Total liabilities                                                      266,907            256,172
                                                                               ---------------    ----------------
Shareholders' Equity:
     Preferred stock, no par value. Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value. Authorized 10,000,000 shares:
        issued and outstanding 4,053,285 and 4,061,785
        shares at March 31, 2000 and December 31, 1999, respectively                  16,300             16,413
     Retained earnings                                                                13,907             13,493
     Accumulated other comprehensive income (loss), net                                 (117)              (108)
                                                                               ---------------    ----------------
              Total shareholders' equity                                              30,090             29,798
                                                                               ---------------    ----------------
              Total liabilities and shareholders' equity                     $       296,997    $       285,970
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
             Three months ended March 31, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Three Months Ended March 31,
                                                                                    2000               1999
                                                                               ---------------    ----------------
Interest income:
     Interest and fees on loans                                              $        5,485     $        3,528
     Interest on taxable investment securities                                          186                295
     Interest on tax-exempt investment securities                                       201                197
     Other                                                                               80                102
                                                                               ---------------    ----------------
              Total interest income                                                   5,952              4,122

Interest expense                                                                      2,305              1,446
                                                                               ---------------    ----------------
              Net interest income                                                     3,647              2,676

Provision for loan losses                                                               326                255
                                                                               ---------------    ----------------
              Net interest income after provision
                for loan losses                                                       3,321              2,421
                                                                               ---------------    ----------------
Noninterest income:
     Service charges on deposits                                                        403                350
     Other                                                                              178                278
                                                                               ---------------    ----------------
              Total noninterest income                                                  581                628
                                                                               ---------------    ----------------
Noninterest expense:
     Salaries and benefits                                                            1,789              1,306
     Occupancy expense                                                                  575                486
     Office supplies and printing                                                       139                 82
     Data processing                                                                     81                 72
     Consulting and professional fees                                                    29                 20
     Other                                                                              443                418
                                                                               ---------------    ----------------
              Total noninterest expense                                               3,056              2,384
                                                                               ---------------    ----------------
              Income before income taxes                                                846                665
Provision for income taxes                                                              229                162
                                                                               ---------------    ----------------
              Net income                                                     $          617     $          503
                                                                               ===============    ================

Net income per share, basic                                                  $         0.15     $         0.12
                                                                               ===============    ================
Net income per share, diluted                                                $         0.14     $         0.11
                                                                               ===============    ================
Average number of shares outstanding, basic                                       4,063,900          4,195,300
Average number of shares outstanding, diluted                                     4,283,905          4,441,880

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                  Three months ended March 31, 2000 (unaudited)
                  (Dollars in thousands, except per share data)



                                                                                   Accumulated
                                                                                      other           Total
                                            Common stock            Retained      comprehensive   shareholders'
                                      -------------------------
                                        Shares       Amount         earnings         income           equity
                                                                                   (loss), net
                                      -----------  ------------   --------------  --------------  ---------------

Balances at December 31, 1999             4,062  $    16,413    $     13,493    $       (108)   $     29,798
Cash dividend, $0.05 per share               --           --            (203)             --            (203)
Net income                                   --           --             617              --             617
Net change in unrealized gain (loss)
    on securities available-for-sale         --           --              --              (9)             (9)
Repurchase of common stock                  (16)        (135)             --              --            (135)
Stock options exercised                       7           22              --              --              22
                                      -----------  ------------   --------------  --------------  ---------------
Balances at March 31, 2000                4,053  $    16,300    $     13,907    $       (117)   $     30,090
                                      ===========  ============   ==============  ==============  ===============

                                                                                   Three Months Ended March 31,
Comprehensive Income:                                                                   2000            1999
                                                                                  --------------  ---------------
Net income                                                                      $        617    $        503
Increase in unrealized gain (loss) on securities available-for-sale,
    net of tax of $5 and $24, respectively                                                (9)            (47)

                                                                                  --------------  ---------------
Comprehensive income                                                            $        608    $        456
                                                                                  ==============  ===============


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                 Three Months Ended March 31,
                                                                                   2000                1999
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $         617        $         503
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                       (13)                 (14)
         Amortization of investment premiums, net                                      10                   17
         Provision for loan losses                                                    326                  255
         Depreciation of premises and equipment                                       259                  118
         Net increase in other assets                                                (307)                (426)
         Net decrease in other liabilities                                           (317)                 (83)
                                                                              ---------------      --------------
                  Net cash provided by operating activities                           575                  370
                                                                              ---------------      --------------

Cash flows from investing activities:
     Purchases of investment securities, available-for-sale                            --               (1,033)
     Maturities of investment securities, available-for-sale                          500                2,500
     Purchases of investment securities, held-to-maturity                              --               (1,151)
     Maturities of investment securities, held-to-maturity                          1,610                  645
     Net increase in loans                                                        (17,815)             (13,933)
     Purchases of premises and equipment                                             (331)              (1,375)
                                                                              ---------------      --------------
                  Net cash used in investing activities                           (16,036)             (14,347)
                                                                              ---------------      --------------

Cash flows from financing activities:
     Net increase in deposits                                                        (148)               8,753
     Net increase in federal funds purchased                                      11,200                   --
     Dividends paid on common stock                                                  (203)                (168)
     Proceeds from stock options exercised                                             22                   34
     Repurchase of common stock                                                      (135)                  --
                                                                              ---------------      --------------
                  Net cash (used in) provided by financing activities              10,736                8,619
                                                                              ---------------      --------------
                  Net decrease in cash and cash equivalents                        (4,725)              (5,358)
Cash and cash equivalents at beginning of period                                   20,793               24,252
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      16,068        $      18,894
                                                                              ===============      ==============
Supplemental information:
     Loans foreclosed and transferred to real estate owned                  $          --        $         145
     Cash paid for interest                                                         2,422                1,473
     Cash paid for taxes                                                              200                  200

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2000 and 1999 (unaudited)
(Dollars in thousands, except per share data)


(1) Description of Business and Summary of Significant Accounting Policies

(a)Description of Business

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

(b) Basis of Presentation

The accompanying consolidated interim financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying condensed consolidated interim financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1999 audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. In the opinion of manage-ment, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(c) Recently Issued Accounting Pronouncements

In June 1998, FASB issued SFAS Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities,including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. Management does not expect SFAS 133 to have a material impact on the Company's financial position or results of operations.

In March 2000 the SEC issued Staff Accounting Bulletin No. 101A ("SAB 101A"). SAB 101A delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to the second quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the second quarter of 2000 and anticipates that such adoptions will not have a material impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and is effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The Company does not expect the adoption of Interpretation No. 44 to have a material impact on its consolidated financial statements.

(2) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                   Three Months Ended March 31, 2000
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders          $          617                4,063,900       $           0.15
Effect of dilutive securities: stock options                --                   220,005                   --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $          617                4,283,905       $           0.14
                                                    ================    =======================   ==================

                                                                   Three Months Ended March 31, 1999
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------

Basic EPS
Income available to common shareholders          $          503                4,195,300       $           0.12
Effect of dilutive securities: stock options                --                   246,580                   --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $          503                4,441,880       $           0.11
                                                    ================    =======================   ==================


There were 123,950 antidilutive shares outstanding for the three month periods ended March 31, 2000 and 1999. Shares are antidilutive when the option price exceeds the current market price.

On April 29, 1999, the Board of Directors approved a stock repurchase plan, which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of March 31, 2000, the Company had repurchased 158,265 shares of the Company's common stock.

(3) SubsequentEvent

On April 20, 2000, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of May 10, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note: This discussion is intended to assist in understanding the financial condition and results of operations of the Company. The information contained in this section should be read in conjunction with the Company's consolidated financial statements and notes thereto contained elsewhere in this report. This discussion contains certain forward-looking statements within the meaning of the federal securities laws. Actual results and the timing of certain events could differ materially from those projected in the forward-looking statements due to a number of factors. Specific factors include, among others, the impact of interest rate changes, risks of acquiring or opening new branches, controlling expenses, and general economic conditions.

Overview

The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. Washington Banking Company, head-quartered in Oak Harbor Washington, was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. The Company's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has thirteen full-service bank branches and two loan production offices located in Island, Skagit, Jefferson and Whatcom counties in the northern area of Western Washington.

The Company's objective is to continue its strategy of growth, enhance its market penetration in the areas it currently serves, and improve its profitability and operating efficiencies. The Company looks for expansion opportunities that meet its criteria primarily in the geographic areas north and northwest of Seattle to the Canadian border. The primary factors considered in determining the areas of geographic expansion are customer demand and availability of experienced managers, lending officers and branch personnel with a longstanding community presence and extensive banking relationships. Growth can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that earnings will be negatively affected as the Company pursues its growth strategy.

Management's strategy is to continue to provide a high level of personal service to its customers and to expand loan, deposit and other products and services that it offers its customers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management will strive to improve operating efficiencies to further manage noninterest expense and will continue to improve internal operating systems. To deliver the Company's products more effectively and efficiently, the Company's market strategy is to locate full-service branch offices which provide all of the Company's products and services in its targeted growth areas supported by loan production offices, mini-branches, grocery or retail store branches and/or ATMs in the areas surrounding those central locations in order to further serve customers. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The Company has also invested in technology to facilitate telephone, personal computer and internet banking, but with its primary commitment being to provide exceptional personal service.

Financial Condition

Total assets increased to $297.0 million at March 31, 2000 from $286.0 million at December 31, 1999, an increase of 3.9%. Net loans totaled $237.7 million at March 31, 2000, an increase of 7.9% from December 31, 1999. Deposits decreased slightly to $254.3 million at March 31, 2000 from $254.5 million at December 31, 1999.

The Company's shareholders' equity increased to $30.1 million at March 31, 2000 from $29.8 million at December 31, 1999. The small increase reflects earnings offset by the repurchase of 16,000 shares of common stock for approximately $135,000 and the payment of cash dividends of $203,000 during the first three months of 2000.

The Company's allowance for loan losses was $2.4 million at March 31, 2000 and $2.2 million at December 31, 1999, both representing 0.98% of total loans. Nonperforming assets amounted to $1.4 million at March 31, 2000, or 0.48% of total assets, compared to $1.1 million or 0.40% at December 31, 1999.

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

Net income for the first quarter of 2000 increased 22.7% to $617,000 or $0.14 per diluted share, from $503,000, or $0.11 per diluted share, for the first quarter of 1999. The first quarter net income increase was primarily due to net interest income.

Net Interest Income

Net interest income for the first quarter of 2000 increased 36.3% to $3.6 million from $2.7 million for the first quarter of 1999. The increase in net interest income is largely due to the overall growth of the Company.

Average interest-earning assets for the first quarter increased to $264.0 million at March 31, 2000, compared to $198.0 million at March 31, 1999, a growth of $66.0 million, or 33.4%, while the average yield on interest-earning assets increased to 9.12% compared with 8.46% in first quarter of the prior year. The average yield on loans increased to 9.59% for the quarter ended March 31, 2000 from 9.26% for the quarter ended March 31, 1999. The average yield on interest-bearing liabilities also increased in the first quarter of 2000 to 4.28% from 3.67% for the quarter ended March 31, 1999. Average interest-bearing liabilities for the quarter increased to $215.2 million at March 31, 2000 compared to $157.4 million at March 31, 1999, a growth of $57.8 million, or 36.8%. The overall result of these changes was an increase in the net interest spread to 4.84% for the quarter ended March 31, 2000 from 4.79% for the quarter ended March 31, 1999.

Average shareholders' equity was $29.9 million for the quarters ended March 31, 2000 and 1999. Net interest margin (net interest income divided by average interest-earning assets) increased to 5.63% in the first quarter of 2000 from 5.54% in the first quarter of 1999.

Noninterest Income and Expense

Noninterest income decreased $47,000, or 7.5%, in the first quarter of 2000 compared to the same period in 1999, reflecting the decrease in fees received on third party originated real estate loans due to a less favorable 2000 mortgage loan market.

Noninterest expense increased $672,000, or 28.2%, in the first quarter of 2000 as the Company pursued its strategy of growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 37.0% and 18.3%, respectively, for the quarter compared with the same period in 1999. These increases reflect the Company's geographic growth in Mount Vernon and Sedro Woolley in northwestern Washington, the addition of new products and services, and the overall growth of the Company. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 72.28% for the first quarter 2000 compared to 72.15% for the same period in 1999.

Income Taxes

For the first quarter of 2000, the Company recorded an income tax provision of $229. The overall effective tax rate increased for the three months ended March 31, 2000 compared to the same period in 1999 due to the decrease of interest income on tax-exempt investment securities as a percentage of taxable income.

Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:

                                                         March 31, 2000                       December 31, 1999
                                                -----------------------------------    -----------------------------------
(Dollars in thousands)                              Balance           % of total           Balance           % of total
                                                ----------------    ---------------    -----------------    --------------
Commercial                                       $   92,238              38.5%          $   90,014               40.5%
Real estate mortgages:
     One-to-four family residential                  27,376              11.4%              24,822               11.2%
     Five-or-more family residential and
      commercial                                     32,714              13.6%              29,527               13.2%
                                               ----------------    ---------------    -----------------    --------------
Total real estate mortgages                          60,090              25.0%              54,349               24.4%
Real estate construction                             16,366               6.8%              14,300                6.4%
Consumer                                             71,378              29.7%              63,757               28.7%
                                                ----------------    ---------------    -----------------    --------------
Subtotal                                            240,072             100.0%             222,420              100.0%
                                                                    ===============                         ==============
     Less: allowance for loan losses                 (2,362)                                (2,182)
     Less: deferred loan fees and other                   1                                    (16)
                                                ----------------                       -----------------
           Total loans, net                       $ 237,711                              $ 220,222
                                                ================                       =================


Total loans, net, increased to $237.7 million at March 31, 2000, representing a 7.9% increase from year-end 1999. Total commercial, real estate mortgage, real estate construction and consumer loans increased 2.5%, 10.6%, 14.4% and 12.0%, respectively, at March 31, 2000 from year-end 1999. These changes reflect seasonal trends, the Company's geographical expansion and increased average loan size resulting in solid growth from its various market areas and diversified customer base.

Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:

(Dollars in thousands)                                       March 31, 2000            December 31, 1999
                                                        -------------------------    ----------------------
Nonaccrual loans                                            $     1,199                  $        920
Restructured loans                                                   52                            52
                                                        -------------------------    ----------------------
         Total nonperforming loans                                1,251                           972
Real estate owned                                                   170                           170
                                                        -------------------------    ----------------------
         Total nonperforming assets                         $     1,421                   $     1,142
                                                        =========================    ======================
Accruing loans past due => 90  days                         $       388                   $        --
Potential problem loans                                              --                            --
Allowance for loan losses                                         2,362                         2,182

Nonperforming loans to loans                                      0.52%                         0.44%
Allowance for loan losses to loans                                0.98%                         0.98%
Allowance for loan losses to nonperforming loans                188.81%                       224.49%
Nonperforming assets to total assets                              0.48%                         0.40%

Nonperforming loans increased to $1.3 million, or 0.52% of total loans, at March 31, 2000 from $972,000 at December 31, 1999.

Provision and Allowance for Loan Losses

The Company recorded a $326,000 provision for loan losses for the first quarter of 2000, compared with $255,000 for the same period a year ago. There were $146,000 in net loan charge-offs during the first quarter of 2000, compared to $174,000 in net charge-offs for the same period in 1999.

The allowance for loan losses increased to $2.4 million at March 31, 2000 from $2.2 million at December 31, 1999, or 0.98% of total outstanding loans and 188.81% of nonperforming loans at the end of the first quarter 2000 as compared to 0.98% of total loans and 224.49% of nonperforming loans at December 31, 1999.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:

                                                                     Three Months Ended
    (Dollars in thousands)                              March 31, 2000                 March 31, 1999
                                                   -------------------------      -------------------------

    Balance at beginning of period                       $     2,182                   $     1,745

    Charge-offs:
          Commercial                                             (86)                         (117)
          Real estate                                             --                            --
          Consumer                                               (85)                          (66)
                                                   -------------------------      -------------------------
             Total charge-offs                                  (171)                         (183)
    Recoveries:
          Commercial                                               2                             7
          Real estate                                             --                            --
          Consumer                                                23                             2
                                                   -------------------------      -------------------------
             Total recoveries                                     25                             9

    Net charge-offs                                             (146)                         (174)
    Provision for loan losses                                    326                           255
                                                   -------------------------      -------------------------

    Balance at end of period                             $     2,362                   $     1,826
                                                   =========================      =========================

Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available-for-sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2000, the Company had lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $44.5 million, the Federal Reserve Bank of San Francisco of $6.2 million and correspondent financial institutions in the amount of $12.1 million. As of March 31, 2000, there were $11.2 million in advances on these lines of credit.

Total deposits increased 28.2% to $254.3 million at March 31, 2000 from $198.5 million at March 31, 1999 and decreased slightly from $254.5 million as of December 31, 1999. Historically, first-quarter deposits tend to lag, resulting in periodic borrowed funds. This historic trend, coupled with anticipated 1999 year-end Y2K provisions and increasing competition, resulted in deposits decreasing slightly from December 31, 1999. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity. The Company also expects to continue to use Federal Home Loan Bank advances to supplement funding sources.

Capital

The Company's shareholders' equity increased to $30.1 million at March 31, 2000 from $29.8 million at December 31, 1999. On April 29, 1999 the Company's Board of Directors approved the repurchase of up to approximately 5% or 210,000 shares of outstanding Company stock. The Board deemed this action prudent given the Company's strong capital position and market conditions. At March 31, 2000 a total of 158,265 shares had been repurchased, with 16,000 of those shares repurchased during the three months ended March 31, 2000 for approximately $135,000. Management anticipates continued repurchases of Company stock, as it deems appropriate, up to the approximate 5% level approved. The Company also paid cash dividends of $203,000 during the first three months ended March 31, 2000. These actions, along with the additional $9,000 in unrealized losses on available-for-sale securities, were the primary reasons for the Company's relatively small increase of $300,000 in shareholders' equity at March 31, 2000. Total assets increased to $297.0 million at March 31, 2000 from $286.0 million at December 31, 1999, an increase of 3.9%. Shareholders' equity to total assets was 10.1% at March 31, 2000 compared to 10.4% at December 31, 1999.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 4%. At March 31, 2000, the Company's leverage ratio was 9.70%, compared with 9.83% at December 31, 1999. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 10.95% and 11.88%, respectively, at March 31, 2000, compared with 11.73% and 12.67%, respectively, at December 31, 1999.

The Federal Deposit Insurance Corporation (the "FDIC") established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized", banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at March 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates.
Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to the Company's Form 10-K for year ended December 31, 1999.

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



     Date May 12, 2000                By    /s/  Michal D. Cann

                                           Michal D. Cann
                                           President and Chief Executive Officer


     Date May 12, 2000                By    /s/ Phyllis A. Hawkins

                                           Phyllis A. Hawkins
                                           Senior Vice President and
                                           Chief Financial Officer