Form 10-Q
period 2000-06-30
WASHINGTON BANKING CO
filed 2000-08-14
CIK 1058690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      Quarterly report pursuant to Section 13 or l5 (d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

               For the transition period from ________ to ________

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

Yes [X] No [ ]

        The number of shares of the issuer's Common Stock outstanding at
                         August 10, 2000 was 4,028,285.

                                Table of Contents

        2
                                                       PART I
                                                                                                               Page

Item 1   Financial Statements
           Condensed Consolidated Statements of Financial Condition -                                            1
                June 30, 2000 and December 31, 1999 (unaudited)

           Condensed Consolidated Statements of Income -                                                         2
                Three and Six Months Ended June 30, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Shareholders' Equity -                                           3
                Six Months Ended June 30, 2000 (unaudited)
           Condensed Consolidated Statements of Comprehensive Income -
                Three and Six Months Ended June 30, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Cash Flows -                                                     4
                Six Months Ended June 30, 2000 and 1999 (unaudited)

           Notes to Condensed Consolidated Financial Statements -                                                5
                Six Months Ended June 30, 2000 and 1999 (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition                                             8
          and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                             16

                                                       PART II

Item 4   Submission of Matters to a Vote of Security Holders                                                    17

Item 6   Exhibits and Reports on Form 8-K                                                                       17
           Signatures                                                                                           18



                                     PART I
Item 1. Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                 June 30, 2000 and December 31, 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  June 30,         December 31,
                                  Assets                                            2000               1999
                                                                               ---------------    ----------------
Cash and due from banks                                                      $        15,911    $        10,651
Interest-bearing deposits                                                              1,973              5,842
Federal funds sold                                                                        --              4,300
                                                                               ---------------    ----------------
     Total cash and cash equivalents                                                  17,884             20,793

Federal Home Loan Bank stock                                                             817                791
Investment securities, available-for-sale                                              4,872              6,373
Investment securities, held-to-maturity                                               22,460             24,090
                                                                               ---------------    ----------------
     Total investment securities                                                      28,149             31,254

Loans receivable, net                                                                261,699            220,222
Premises and equipment, net                                                           11,253             11,177
Other real estate owned                                                                  170                170
Deferred tax asset                                                                       434                434
Other assets                                                                           2,400              1,920
                                                                               ---------------    ----------------
              Total assets                                                   $       321,989    $       285,970
                                                                               ===============    ================
                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits:
        Noninterest-bearing                                                  $        39,885    $        35,388
        Interest-bearing                                                             228,813            219,087
                                                                               ---------------    ----------------
              Total deposits                                                         268,698            254,475
     Federal funds purchased                                                           5,000                 --
     Other borrowed funds                                                             16,080                 --
     Other liabilities                                                                 1,758              1,697
                                                                               ---------------    ----------------
              Total liabilities                                                      291,536            256,172
Shareholders' equity:
     Preferred stock, no par value. Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value. Authorized 10,000,000 shares:
        issued and outstanding 4,028,285 and 4,061,785
        shares at June 30, 2000 and December 31, 1999, respectively                   16,025             16,413
     Retained earnings                                                                14,536             13,493
     Accumulated other comprehensive income (loss), net                                 (108)              (108)
                                                                               ---------------    ----------------
              Total shareholders' equity                                              30,453             29,798
                                                                               ---------------    ----------------
              Total liabilities and shareholders' equity                     $       321,989    $       285,970
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
          Three and six months ended June 30, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                          2000           1999               2000           1999
                                                       ------------   ------------       ------------   ------------
Interest income:
     Interest and fees on loans                      $     6,064    $     3,926        $    11,549    $     7,453
     Interest on taxable investment securities               164            278                350            573
     Interest on tax-exempt investment securities            203            206                404            404
     Other                                                    45             68                125            170
                                                       ------------   ------------       ------------   ------------
              Total interest income                        6,476          4,478             12,428          8,600

Interest expense                                           2,665          1,588              4,970          3,034
                                                       ------------   ------------       ------------   ------------
              Net interest income                          3,811          2,890              7,458          5,566

Provision for loan losses                                    400            255                726            510
                                                       ------------   ------------       ------------   ------------
              Net interest income after provision
                for loan losses                            3,411          2,635              6,732          5,056
                                                       ------------   ------------       ------------   ------------
Noninterest income:
     Service charges on deposits                             454            344                857            695
     Other                                                   271            319                449            596
                                                       ------------   ------------       ------------   ------------
              Total noninterest income                       725            663              1,306          1,291
                                                       ------------   ------------       ------------   ------------
Noninterest expense:
     Salaries and benefits                                 1,729          1,328              3,518          2,634
     Occupancy expense                                       563            459              1,138            944
     Office supplies and printing                            101             96                240            178
     Data processing                                          82             79                163            151
     Consulting and professional fees                         58             77                 99            145
     Other                                                   457            452                888            823
                                                       ------------   ------------       ------------   ------------
              Total noninterest expense                    2,990          2,491              6,046          4,875
                                                       ------------   ------------       ------------   ------------
              Income before income taxes                   1,146            807              1,992          1,472
Provision for income taxes                                   314            201                543            363
                                                       ------------   ------------       ------------   ------------
              Net income                             $       832    $       606        $     1,449    $     1,109
                                                       ============   ============       ============   ============

Net income per share, basic                          $      0.21    $      0.15        $      0.36    $      0.26
                                                       ============   ============       ============   ============
Net income per share, diluted                        $      0.20    $      0.14        $      0.34    $      0.25
                                                       ============   ============       ============   ============

Average number of shares outstanding, basic              4,046,691      4,182,754          4,054,252      4,189,028
Average number of shares outstanding, diluted            4,249,886      4,444,995          4,258,502      4,447,809

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                   Six months ended June 30, 2000 (unaudited)
            Condensed Consolidated Statements of Comprehensive Income
          Three and six months ended June 30, 2000 and 1999 (unaudited)
                        (Dollars and shares in thousands)



                                                                                   Accumulated
                                                                                      other           Total
                                            Common stock            Retained      comprehensive   shareholders'
                                        Shares       Amount         earnings         income           equity
                                                                                   (loss), net
                                      -----------  ------------   --------------  --------------  ---------------
Balances at December 31, 1999             4,062  $    16,413    $     13,493    $       (108)   $     29,798
Cash dividend, $0.10 per share               --           --            (406)             --            (406)
Net income                                   --           --           1,449              --           1,449
Net change in unrealized gain (loss)
    on securities available-for-sale         --           --              --              --              --
Repurchase of common stock                  (56)        (454)             --              --            (454)
Stock options exercised                      22           66              --              --              66
                                      -----------  ------------   --------------  --------------  ---------------
Balances at June 30, 2000                 4,028  $    16,025    $     14,536    $       (108)   $     30,453
                                      ===========  ============   ==============  ==============  ===============







                                                    Three Months Ended June 30,         Six Months Ended June 30,
Comprehensive Income:                                   2000           1999               2000           1999
                                                    -------------   ------------      -------------   ------------
Net income                                        $        832    $       606       $      1,449    $     1,109
Increase in unrealized gain (loss) on securities
     available-for-sale, net of tax of
     $5, $33, $0 and $57, respectively                       9            (63)                --           (110)
                                                    -------------   ------------      -------------   ------------
Comprehensive income                              $        841    $       543       $      1,449    $       999
                                                    =============   ============      =============   ============


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Six Months Ended June 30,
                                                                                   2000                1999
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $       1,449        $       1,109
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Federal Home Loan Bank stock dividends                                         (26)                 (27)
       Amortization of investment premiums, net                                        21                   34
       Provision for loan losses                                                      726                  510
       Depreciation of premises and equipment                                         520                  253
       Net increase in other assets                                                  (480)                (165)
       Net decrease in other liabilities                                               61                 (215)
                                                                              ---------------      --------------
           Net cash provided by operating activities                                2,271                1,499
                                                                              ---------------      --------------

Cash flows from investing activities:
     Purchases of investment securities, available-for-sale                            --               (1,033)
     Maturities of investment securities, available-for-sale                        1,500                3,000
     Purchases of investment securities, held-to-maturity                              --               (1,790)
     Maturities of investment securities, held-to-maturity                          1,610                1,645
     Net increase in loans                                                        (42,203)             (35,255)
     Purchases of premises and equipment                                             (596)              (2,104)
                                                                              ---------------      --------------
           Net cash used in investing activities                                  (39,689)             (35,537)
                                                                              ---------------      --------------

Cash flows from financing activities:
     Net increase in deposits                                                      14,223               20,093
     Net increase in other borrowed funds                                          16,080                   --
     Net increase in federal funds purchased                                        5,000                6,200
     Dividends paid on common stock                                                  (406)                (336)
     Proceeds from stock options exercised                                             66                   34
     Repurchase of common stock                                                      (454)                (995)
                                                                              ---------------      --------------
           Net cash provided by financing activities                               34,509               24,996
                                                                              ---------------      --------------
           Net decrease in cash and cash equivalents                               (2,909)              (9,042)
Cash and cash equivalents at beginning of period                                   20,793               24,252
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      17,884        $      15,210
                                                                              ===============      ==============

Supplemental information:
     Loans foreclosed and transferred to real estate owned                  $          --        $         145
     Cash paid for interest                                                         4,882                3,079
     Cash paid for taxes                                                              400                  430

See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six months ended June 30, 2000 and 1999 (unaudited)
                 (Dollars in thousands, except per share data)


 (1)  Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

Washington Banking Company ("WBCO"), a Washington state bank holding company was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although WIB has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military presence.

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1999 audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

Certain amounts in 1999 have been reclassified to conform with the 2000 financial statement presentation.

   (c) Recently Issued Accounting Pronouncements

In June 1998, FASB issued SFAS Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. Management does not expect SFAS 133 or 138 to have a material impact on the Company's financial position or results of operations.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six months ended June 30, 2000 and 1999 (unaudited)
                 (Dollars in thousands, except per share data)

The SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000 and anticipates that such adoption will not have a material impact on the Company's consolidated financial statements.

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


 (2)  Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                                   Three Months Ended June 30, 2000
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders          $          832                4,046,691       $           0.21
Effect of dilutive securities: stock options                 --                  203,195                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $          832                4,249,886       $           0.20
                                                    ================    =======================   ==================

                                                                   Three Months Ended June 30, 1999
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders          $          606                4,182,754       $           0.15
Effect of dilutive securities: stock options                 --                  262,241                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $          606                4,444,995       $           0.14
                                                    ================    =======================   ==================


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Six months ended June 30, 2000 and 1999 (unaudited)
                 (Dollars in thousands, except per share data)




                                                                    Six Months Ended June 30, 2000
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders          $        1,449                4,054,252       $           0.36
Effect of dilutive securities: stock options                 --                  204,250                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $        1,449                4,258,502       $           0.34
                                                    ================    =======================   ==================

                                                                    Six Months Ended June 30, 1999
                                                    ----------------------------------------------------------------
                                                        Income             Weighted average       Per share amount
                                                                                shares
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders          $        1,109                4,189,028       $           0.26
Effect of dilutive securities: stock options                 --                  258,781                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                      $        1,109                4,447,809       $           0.25
                                                    ================    =======================   ==================


For the three-month periods ended June 30, 2000 and 1999, there were options to purchase 123,950 and 41,000 shares of common stock outstanding, respectively, which were antidilutive and therefore not included in the computation of diluted net income per share. For each of the six-month periods ended June 30, 2000 and 1999 there were options to purchase 123,950 shares of common stock outstanding, which were antidilutive and therefore not included in the computation of diluted net income per share.

On April 29, 1999, the Board of Directors approved a stock repurchase plan, which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of June 30, 2000, the Company had repurchased 198,265 shares of the Company's common stock.

(3)   Subsequent Event

On July 20, 2000, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of August 10, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Warning about Forward-Looking Statements

The following discussion includes "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs and assumptions based on currently available information, and we have not undertaken to update these statements except as required by the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder. All statements other than statements of historical fact regarding our financial position, business strategy and management's plans and objectives for future operations are forward-looking statements. When used in this report, the words "anticipate," "believe," "estimate," "expect," and "intend" and words or phrases of similar meaning, as they relate to the Company or management, are intended to help identify forward-looking statements. Although we believe that management's expectations as reflected in forward-looking statements are reasonable, we cannot assure readers that those expectations will prove to be correct. Forward-looking statements are subject to various risks and uncertainties that may cause our actual results to differ materially and adversely from our expectations as indicated in the forward-looking statements. These risks and uncertainties include our ability to maintain or expand our market share or net interest margins, and to implement our marketing and growth strategies. Further, actual results may be affected by our ability to compete on price and other factors with other financial institutions; customer acceptance of new products and services; the regulatory environment in which we operate; and general trends in the local, regional and national banking industry as those factors relate to our cost of funds and return on assets. In addition, there are risks inherent in the banking industry relating to collectibility of loans and changes in interest rates. Many of these risks, as well as other risks that may have a material adverse impact on our operations and business, are identified in our other filings with the SEC. However, you should be aware that these factors are not an exhaustive list, and you should not assume these are the only factors that may cause our actual results to differ from our expectations.

Overview

The Bank began operations in 1961, with its headquarters at Coupeville, Washington, located on Whidbey Island. Washington Banking Company, headquartered in Oak Harbor, Washington, was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. The Company's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has 13 full-service bank branches, one loan production office and 18 automated teller machines ("ATMs") located in Island, Skagit and Whatcom counties in the northern area of Western Washington. The loan production office in Port Townsend (Jefferson County) was recently closed due to lower-than-anticipated loan demand. By this fall, the Company plans to open a full-service office in the Bakerview neighborhood of Bellingham (Whatcom County), which is expected to engage its people and resources more productively and place the Company in a more favorable growth position.

Construction of a new building in Oak Harbor is expected to be completed by year-end 2000. The new construction will combine the downtown Oak Harbor branch and some of the administrative offices, reducing dependence on leased office space. We believe the new location will enhance customer service by providing easier branch access and more convenient availability of expanded financial services. Once the new building is occupied, the Company expects to be able to reduce or eliminate the use of some properties presently owned or leased. Management believes the consolidation will assist in streamlining operations and improving efficiencies.

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

Financial Condition

Total assets increased to $322.0 million at June 30, 2000 from $286.0 million at December 31, 1999, an increase of 12.6%. Net loans increased 18.8% to $261.7 million at June 30, 2000 from $220.2 million at December 31, 1999. Deposits increased 5.6% to $268.7 million at June 30, 2000 from $254.5 million at December 31, 1999.

The Company's shareholders' equity increased to $30.5 million at June 30, 2000 from $29.8 million at December 31, 1999. The increase reflects earnings offset by the repurchase of 56,000 shares of common stock for approximately $454,000 and the payment of cash dividends of $406,000 during the first six months of 2000.

The Company's allowance for loan losses was $2.7 million at June 30, 2000 and $2.2 million at December 31, 1999. Nonperforming assets amounted to $2.1 million at June 30, 2000, or 0.64% of total assets, compared to $1.1 million or 0.40% at December 31, 1999.

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

Net income for the second quarter of 2000 increased 37.3% to $832,000 or $0.20 per diluted share, from $606,000, or $0.14 per diluted share, for the second quarter of 1999. Net income for the six months ended June 30, 2000 increased 30.7% to $1,449,000 or $0.34 per diluted share, from $1,109,000, or $0.25 per diluted share, for the six months ended June 30, 1999. The increase in net income was primarily due to net interest income.


Net Interest Income

Net interest income for the second quarter of 2000 increased 31.9% to $3.8 million from $2.9 million for the second quarter of 1999. For the first six months of 2000, net interest income increased 34.0% to $7.5 million from $5.6 million for the same period in 1999. The increase in net interest income is largely due to the growth of the Company's loan portfolio resulting from the strong loan demand.

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:

                                  Three Months Ended June 30, 2000            Three Months Ended June 30, 1999
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans                          $  248,908    $   6,064        9.74%       $  171,601    $   3,926        9.15%
Federal funds sold                     46            1        8.70%              231            4        6.93%
Interest-bearing cash               2,215           31        5.60%            4,618           50        4.33%
Investments:
     Taxable                       11,620          177        6.09%           19,604          292        5.96%
     Non-taxable (2)               17,131          272        6.35%           17,641          277        6.28%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets        $  279,920    $   6,545        9.35%       $  213,695    $   4,549        8.51%
Noninterest-earning assets         24,861                                     21,296
                                -----------                                ------------
    Total assets               $  304,781                                 $  234,991
                                ===========                                ============

       Liabilities and
    shareholders' equity
Deposits:
     Interest demand and
      money market             $   82,225    $     664        3.23%       $   71,581    $     478        2.67%
     Savings                       24,706          158        2.56%           24,782          156        2.52%
     Time deposits                113,123        1,613        5.70%           68,733          873        5.08%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits      $  220,054    $   2,435        4.43%       $  165,096    $   1,507        3.65%
FHLB advances                      13,776          230        6.68%            6,471           81        5.01%
Other borrowings (3)                  177           --        0.00%               --           --          --
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities   $  234,007    $   2,665        4.56%       $  171,567    $   1,588        3.70%
Noninterest-bearing deposits       38,852                                     32,607
Other noninterest-bearing
   liabilities                      1,650                                      1,114
                                -----------                                ------------
Total liabilities              $  274,509                                 $  205,288
Shareholders' equity               30,272                                     29,703
                                -----------                                ------------
    Total liabilities and
       shareholders' equity    $  304,781                                 $  234,991
                                ===========                                ============

Net interest income (2)                      $   3,880                                  $   2,961
                                              ===========                                ============
Net interest spread (1)                                       4.80%                                      4.81%
                                                           ===========                                ============
Net interest margin (1)                                       5.54%                                      5.54%
                                                           ===========                                ============

(1)  Annualized
(2)  Interest  income on  non-taxable  investments  is presented  on a fully  taxable-equivalent  basis using the federal statutory rate of 34%. These adjustments were $69 and $71 for the three months ended June 30, 2000 and 1999.
(3)  Funds were borrowed on June 30, 2000.


Average interest-earning assets for the second quarter increased to $279.9 million at June 30, 2000 compared to $213.7 million at June 30, 1999, a growth of $66.2 million, or 31.0%, while the average yield on interest-earning assets increased to 9.35% compared with 8.51% in second quarter of the prior year. The average yield on loans increased to 9.74% for the quarter ended June 30, 2000 from 9.15% for the quarter ended June 30, 1999. The average yield on interest-bearing deposits also increased in the second quarter of 2000 to 4.43% from 3.65% for the quarter ended June 30, 1999. Average interest-bearing deposits for the quarter increased to $220.1 million at June 30, 2000 compared to $165.1 million at June 30, 1999, a growth of $55.0 million, or 33.3%. The overall result of these changes was a slight decrease in the net interest spread to 4.80% for the quarter ended June 30, 2000 from 4.81% for the quarter ended June 30, 1999. Margins have held firm because our lending rates tend to more closely follow the prevailing rates, while our deposit rates usually adjust more slowly.

Average shareholders' equity was $30.3 million and $29.7 million for the quarters ended June 30, 2000 and 1999. Net interest margin (net interest income divided by average interest-earning assets) was 5.54% in both the second quarter of 2000 and 1999.


Noninterest Income and Expense

Noninterest income increased $62,000, or 9.4%, in the second quarter of 2000 compared to the same period in 1999. The slight rise reflects the decrease in fees received on third party originated real estate loans due to a less favorable 2000 mortgage loan market

Noninterest expense increased $499,000, or 20.0%, in the second quarter of 2000 as the Company pursued its strategy of growth through branching and product expansion. Two major components of noninterest expense, employee compensation and occupancy, increased 30.2% and 22.7%, respectively, for the quarter compared with the same period in 1999. These increases reflect the Company's geographic expansion, the addition of new products and services, and the overall growth of the Company. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 65.92% for the second quarter 2000 compared to 70.11% for the same period in 1999.


Income Taxes

For the second quarter of 2000, the Company recorded an income tax provision of $314. The overall effective tax rate increased for the six months ended June 30, 2000 compared to the same period in 1999 due to the decrease of interest income on tax-exempt investment securities as a percentage of taxable income.

Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:

                                                          June 30, 2000                        December 31, 1999
                                                -----------------------------------    -----------------------------------
(Dollars in thousands)                              Balance           % of total           Balance           % of total
                                                ----------------    ---------------    -----------------    --------------

Commercial                                       $   99,760              37.7%          $   90,014               40.5%
Real estate mortgages:
     One-to-four family residential                  29,482              11.2%              24,822               11.2%
     Five-or-more family residential and
      commercial                                     36,422              13.8%              29,527               13.2%
                                                ----------------    ---------------    -----------------    --------------
Total real estate mortgages                          65,904              25.0%              54,349               24.4%
Real estate construction                             18,052               6.8%              14,300                6.4%
Consumer                                             80,650              30.5%              63,757               28.7%
                                                ----------------    ---------------    -----------------    --------------
Subtotal                                            264,366             100.0%             222,420              100.0%
                                                                    ===============                         ==============
     Less: allowance for loan losses                 (2,657)                                (2,182)
     Less: deferred loan fees and other                 (10)                                   (16)
                                                ----------------                       -----------------
           Total loans, net                       $ 261,699                              $ 220,222
                                                ================                       =================

Total loans, net, increased to $261.7 million at June 30, 2000, representing an 18.8% increase from year-end 1999. Total commercial, real estate mortgage, real estate construction and consumer loans increased 10.8%, 21.3%, 26.2% and 26.5%, respectively, at June 30, 2000 from year-end 1999. These changes reflect seasonal trends, the Company's geographical expansion and increased average loan size resulting in solid growth from its various market areas and diversified customer base.

Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:


(Dollars in thousands)                                       June 30, 2000             December 31, 1999
                                                        -------------------------    ----------------------
Nonaccrual loans                                            $     1,830                  $        920
Restructured loans                                                   52                            52
                                                        -------------------------    ----------------------
         Total nonperforming loans                                1,882                           972
Real estate owned                                                   170                           170
                                                        -------------------------    ----------------------
         Total nonperforming assets                         $     2,052                   $     1,142
                                                        =========================    ======================

Accruing loans past due => 90  days                       $          --                 $          --
Potential problem loans                                              --                            --
Allowance for loan losses                                         2,657                         2,182

Nonperforming loans to loans                                      0.71%                         0.44%
Allowance for loan losses to loans                                1.01%                         0.98%
Allowance for loan losses to nonperforming loans                141.18%                       224.49%
Nonperforming assets to total assets                              0.64%                         0.40%


Nonperforming loans increased to $1.9 million, or 0.71% of total loans, at June 30, 2000 from $972,000, or 0.44% of total loans, at December 31, 1999 primarily due to a small number of borrowing relationships that were added to nonaccrual loans during the second quarter. Management considers nonperforming lending relationships adequately reserved.


Provision and Allowance for Loan Losses

The Company recorded a $400,000 provision for loan losses for the second quarter of 2000, compared with $255,000 for the same period a year ago. There were $105,000 in net loan charge-offs during the second quarter of 2000, compared to $61,000 in net charge-offs for the same period in 1999.

The allowance for loan losses increased to $2.7 million at June 30, 2000 from $2.2 million at December 31, 1999, or 1.01% of total outstanding loans and 141.18% of nonperforming loans at the end of the second quarter 2000 as compared to 0.98% of total loans and 224.49% of nonperforming loans at December 31, 1999.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, and loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:


(Dollars in thousands)                           Three Months Ended                       Six Months Ended
                                                      June 30,                                June 30,
                                               2000              1999                 2000               1999
                                          ---------------    --------------       --------------     --------------
Balance at beginning of period          $     2,362        $     1,826          $     2,182        $     1,745
Charge-offs:
     Commercial                                  (9)                --                  (95)              (117)
     Real estate                                 --                 (6)                  --                 (6)
     Consumer                                  (111)               (60)                (196)              (126)
                                          ---------------    --------------       --------------     --------------
              Total charge-offs                (120)               (66)                (291)              (249)

Recoveries:
     Commercial                                   3                 --                    5                  7
     Real estate                                 --                 --                   --                 --
     Consumer                                    12                  5                   35                  7
                                          ---------------    --------------       --------------     --------------
              Total recoveries                   15                  5                   40                 14
Net charge-offs                                (105)               (61)                (251)              (235)
Provision for loan losses                       400                255                  726                510
                                          ---------------    --------------       --------------     --------------
Balance at end of period                $     2,657        $     2,020          $     2,657        $     2,020
                                          ===============    ==============       ==============     ==============



Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available-for-sale. These funds, together with loan repayments and maturing investments, are used to make loans and to fund continuing operations. In addition, at June 30, 2000, the Company had lines of credit with the Federal Home Loan Bank of Seattle (FHLB) of $48.0 million, the Federal Reserve Bank of San Francisco of $500,000 and correspondent financial institutions in the amount of $12.1 million. As of June 30, 2000, there were $21.1 million in advances on these lines of credit.

Total deposits increased 5.6% to $268.7 million at June 30, 2000 from $254.5 million as of December 31, 1999. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely upon customer deposits, loan repayments and current earnings to provide liquidity and continue to use Federal Home Loan Bank advances to supplement funding sources.

Capital

The Company's shareholders' equity increased to $30.5 million at June 30, 2000 from $29.8 million at December 31, 1999. On April 29, 1999 the Company's Board of Directors approved the repurchase of up to approximately 5% or 210,000 shares of outstanding Company stock. The Board deemed this action prudent given the Company's strong capital position and market conditions. At June 30, 2000 a total of 198,265 shares had been repurchased, with 56,000 of those shares repurchased during the six months ended June 30, 2000 for approximately $454,000. Management anticipates continued repurchases of Company stock, as it deems appropriate, up to the approximate 5% level approved. The Company also paid cash dividends of $406,000 during the first six months ended June 30, 2000. Net income for the quarter, offset by the cash dividends and stock repurchases, were the primary reasons for the Company's increase of $655,000 in shareholders' equity at June 30, 2000. Total assets increased to $322.0 million at June 30, 2000 from $286.0 million at December 31, 1999, an increase of 12.6%. Shareholders' equity to total assets was 9.5% at June 30, 2000 compared to 10.4% at December 31, 1999.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized". As the following table indicates, the Company and Bank qualified as "well-capitalized" at June 30, 2000.

                                                                      June 30, 2000
                                         ------------------------------------------------------------------------
                                          Minimum requirement       Well-capitalized           Actual ratio
                                                                       requirement
                                         ----------------------    --------------------    ----------------------
  Total risk-based capital ratio                  8%                       10%                    11.27%
  Tier 1 risk-based capital ratio                 4%                       6%                     10.31%
  Leverage ratio                                  4%                       5%                      9.43%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 2000, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to the Company's Form 10-K for year ended December 31, 1999.

                                     PART II

Item 4.  Submission Of Matters To A Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington on May 25, 2000 at 3:00 p.m. 3,373,440 shares of common stock were represented in person or by proxy at the meeting. This represented 83.2% of the 4,054,285 shares held by shareholders as of March 30, 2000 and entitled to vote at the meeting. The following issue came before the shareholders for vote:


          Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2003, or until their successors are duly elected and qualified - three of the ten director positions had expired and were open for election. The nominees for these positions were Karl C. Krieg, III, Robert B. Olson and Anthony J. Pickering. All these were elected with the following vote totals:

                                                        For             Against                 Withheld
                                              -------------------- -------------------- -------------------
         Karl C. Krieg, III                          3,253,395              0                  120,045
         Robert B. Olson                             3,331,395              0                   42,045
         Anthony J. Pickering                        3,341,895              0                   31,545

The other five directors who continue in office are: Michal D. Cann, Jay T. Lien, Marlen L. Knutson, Alvin J. Sherman and Edward J. Wallgren. Orlan D. Dean, a director of the Bank since 1985, retired on January 1, 2000. There are currently two vacancies on the board.


Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit  10.1 -  Material Contracts

         Exhibit  27 -  Financial  Data  Schedule

This exhibit is included only in the electronic EDGAR version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY






 Date   August 11, 2000                 By    /s/  Michal D. Cann

                                        Michal D. Cann
                                        President and Chief Executive Officer






 Date   August 11, 2000                 By    /s/ Phyllis A. Hawkins

                                        Phyllis A. Hawkins
                                        Senior Vice President and
                                        Chief Financial Officer