Form 10-Q
period 2000-09-30
WASHINGTON BANKING CO
filed 2000-11-14
CIK 1058690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

    [X] Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934
                For the quarterly period ended September 30, 2000

    [ ] Transition report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

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

Yes [X]   No [   ]


          The number of shares of the issuer's Common Stock outstanding at November 10, 2000 was 4,032,750.

                                Table of Contents

                                                       PART I
                                                                                                               Page
Item 1   Financial Statements

           Condensed Consolidated Statements of Financial Condition -                                           1
                September 30, 2000 and December 31, 1999 (unaudited)

           Condensed Consolidated Statements of Income -                                                        2
                Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Shareholders' Equity -                                          3
                Nine Months Ended September 30, 2000 (unaudited)

           Condensed Consolidated Statements of Comprehensive Income -                                          3
                Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)

           Condensed Consolidated Statements of Cash Flows -                                                    4
                Nine Months Ended September 30, 2000 and 1999 (unaudited)

           Notes to Condensed Consolidated Financial Statements -                                               5
                Nine Months Ended September 30, 2000 and 1999 (unaudited)

Item 2   Management's Discussion and Analysis of Financial Condition                                            8
          and Results of Operations

Item 3   Quantitative and Qualitative Disclosures about Market Risk                                            17

                                                       PART II

Item 6   Exhibits and Reports on Form 8-K                                                                      17

           Signatures                                                                                          17

                                     PART I
Item 1. Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
              September 30, 2000 and December 31, 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                September 30,      December 31,
                                  Assets                                            2000               1999
                                                                               ----------------   ----------------
Cash and due from banks                                                      $        15,896    $        10,651
Interest-bearing deposits                                                              1,611              5,842
Federal funds sold                                                                        --              4,300
                                                                               ----------------   ----------------
     Total cash and cash equivalents                                                  17,507             20,793

Federal Home Loan Bank stock                                                             830                791
Investment securities, available-for-sale                                              4,927              6,373
Investment securities, held-to-maturity                                               21,852             24,090
                                                                               ----------------   ----------------
     Total investment securities                                                      27,609             31,254

Loans receivable, net                                                                283,549            220,222
Premises and equipment, net                                                           11,977             11,177
Other real estate owned                                                                  170                170
Deferred tax asset                                                                       415                434
Other assets                                                                           2,601              1,920
                                                                               ----------------   ----------------
              Total assets                                                   $       343,828    $       285,970
                                                                               ================   ================

                   Liabilities and Shareholders' Equity
Liabilities:
     Noninterest-bearing deposits                                            $        43,742    $        35,388
     Interest-bearing deposits                                                       251,661            219,087
                                                                               ----------------   ----------------
         Total deposits                                                              295,403            254,475
     Federal funds purchased                                                           5,600                 --
     Federal Home Loan Bank advances                                                  10,000                 --
     Other liabilities                                                                 1,811              1,697
                                                                               ----------------   ----------------
              Total liabilities                                                      312,814            256,172

Shareholders' equity:
     Preferred stock, no par value. Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value. Authorized 10,000,000 shares:
        issued and outstanding 4,032,750 and 4,061,785
        shares at September 30, 2000 and December 31, 1999, respectively              15,979             16,413
     Retained earnings                                                                15,107             13,493
     Accumulated other comprehensive income (loss), net                                  (72)              (108)
                                                                               ----------------   ----------------
              Total shareholders' equity                                              31,014             29,798
                                                                               ----------------   ----------------
              Total liabilities and shareholders' equity                     $       343,828    $       285,970
                                                                               ================   ================

See accompanying notes to condensed consolidated financial statements.

                          WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
       Three and nine months ended September 30, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)


                                                           Three Months Ended                Nine Months Ended
                                                             September 30,                     September 30,
                                                          2000           1999               2000           1999
                                                       ------------   ------------       ------------   ------------
Interest income:
     Interest and fees on loans                      $     6,699    $     4,439        $    18,248    $    11,892
     Interest on taxable investment securities               150            257                500            831
     Interest on tax-exempt investment securities            200            206                604            610
     Other                                                    49             69                174            237
                                                       ------------   ------------       ------------   ------------
              Total interest income                        7,098          4,971             19,526         13,570

Interest expense                                           3,221          1,814              8,191          4,847
                                                       ------------   ------------       ------------   ------------
              Net interest income                          3,877          3,157             11,335          8,723
Provision for loan losses                                    300            255              1,026            765
                                                       ------------   ------------       ------------   ------------
              Net interest income after provision
                for loan losses                            3,577          2,902             10,309          7,958
                                                       ------------   ------------       ------------   ------------
Noninterest income:
     Service charges on deposits                             448            359              1,305          1,053
     Other                                                   219            198                668            782
                                                       ------------   ------------       ------------   ------------
              Total noninterest income                       667            557              1,973          1,835
                                                       ------------   ------------       ------------   ------------
Noninterest expense:
     Salaries and benefits                                 1,830          1,421              5,348          4,046
     Occupancy expense                                       608            582              1,746          1,526
     Office supplies and printing                            107            148                347            326
     Data processing                                          79             79                242            230
     Consulting and professional fees                         59             22                158            167
     Other                                                   522            454              1,410          1,273
                                                       ------------   ------------       ------------   ------------
              Total noninterest expense                    3,205          2,706              9,251          7,568
                                                       ------------   ------------       ------------   ------------
              Income before income taxes                   1,039            753              3,031          2,225
Provision for income taxes                                   268            209                811            572
                                                       ------------   ------------       ------------   ------------
              Net income                             $       771    $       544        $     2,220    $     1,653
                                                       ============   ============       ============   ============

Net income per share, basic                          $      0.19    $      0.13        $      0.55    $      0.40
                                                       ============   ============       ============   ============
Net income per share, diluted                        $      0.18    $      0.12        $      0.52    $      0.37
                                                       ============   ============       ============   ============

Average number of shares outstanding, basic              4,031,538      4,108,932          4,046,623      4,161,733
Average number of shares outstanding, diluted            4,226,884      4,361,093          4,241,146      4,408,329


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                Nine months ended September 30, 2000 (unaudited)
                        (Dollars and shares in thousands)

                                                                                  Accumulated
                                                                                     other            Total
                                            Common stock           Retained      comprehensive    shareholders'
                                        Shares       Amount        earnings   income (loss), net     equity
                                      -----------  ------------   ------------  ----------------  ---------------
Balances at December 31, 1999             4,062    $  16,413       $  13,493      $   (108)        $  29,798
Cash dividend, $0.15 per share               --           --            (606)           --              (606)
Net income                                   --           --           2,220            --             2,220
Net change in unrealized gain (loss)
    on securities available-for-sale         --           --              --            36                36
Repurchase of common stock                  (68)        (550)             --            --              (550)
Stock options exercised                      39          116              --            --               116
                                      -----------  ------------   ------------  ----------------  ---------------
Balances at September 30, 2000            4,033    $  15,979       $  15,107      $    (72)        $  31,014
                                      ===========  ============   ============  ================  ===============







            Condensed Consolidated Statements of Comprehensive Income
       Three and nine months ended September 30, 2000 and 1999 (unaudited)
                        (Dollars and shares in thousands)


                                                       Three Months Ended                 Nine Months Ended
                                                           September 30,                     September 30,
                                                        2000           1999               2000           1999
                                                    -------------   ------------      -------------   ------------
Net income                                              $  771        $   544           $  2,220       $  1,653
Increase in unrealized gain (loss) on securities
     available-for-sale, net of tax of
     $19, $9, $19 and $66, respectively                     36            (18)                36           (128)
                                                    -------------   ------------      -------------   ------------
Comprehensive income                                    $  807        $   526           $  2,256       $  1,525
                                                    =============   ============      =============   ============

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2000 and 1999 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                              Nine Months Ended September 30,
                                                                                 2000                 1999
                                                                           ------------------   -----------------
Cash flows from operating activities:
     Net income                                                          $       2,220        $       1,653
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Federal Home Loan Bank stock dividends                                      (39)                 (41)
       Amortization of investment premiums, net                                     29                   48
       Provision for loan losses                                                 1,026                  765
       Depreciation of premises and equipment                                      781                  466
       Net increase in other assets                                               (681)                (529)
       Net decrease in other liabilities                                           114                  154
                                                                           ------------------   -----------------
           Net cash provided by operating activities                             3,450                2,516
                                                                           ------------------   -----------------

Cash flows from investing activities:
     Purchases of investment securities, available-for-sale                         --               (1,033)
     Maturities of investment securities, available-for-sale                     1,500                3,000
     Purchases of investment securities, held-to-maturity                           --               (1,790)
     Maturities of investment securities, held-to-maturity                       2,210                2,145
     Net increase in loans                                                     (64,353)             (53,974)
     Purchases of premises and equipment                                        (1,581)              (3,429)
                                                                           ------------------   -----------------
           Net cash used in investing activities                               (62,224)             (55,081)
                                                                           ------------------   -----------------

Cash flows from financing activities:
     Net increase in deposits                                                   40,928               38,465
     Net increase in Federal Home Loan Bank advances                            10,000                   --
     Net increase in federal funds purchased                                     5,600                5,000
     Dividends paid on common stock                                               (606)                (500)
     Proceeds from stock options exercised                                         116                   46
     Repurchase of common stock                                                   (550)              (1,043)
                                                                           ------------------   -----------------
           Net cash provided by financing activities                            55,488               41,968
                                                                           ------------------   -----------------
           Net decrease in cash and cash equivalents                            (3,286)             (10,597)
Cash and cash equivalents at beginning of period                                20,793               24,252
                                                                           ------------------   -----------------
Cash and cash equivalents at end of period                               $      17,507        $      13,655
                                                                           ==================   =================

Supplemental information:
     Loans foreclosed and transferred to real estate owned               $          --        $          --
     Cash paid for interest                                                      7,928                4,739
     Cash paid for taxes                                                           850                  632


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2000 and 1999 (unaudited)
(Dollars in thousands, except per share data)


 (1)  Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

Washington Banking Company ("WBCO"), a Washington state bank holding company, was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although WIB has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military presence.

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying financial statements have been prepared, without audit, pursuant to generally accepted accounting principles and instructions to Form 10-Q for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company's December 1999 audited consolidated financial statements and notes thereto included in the Company's Form 10-K filed with the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2000 and 1999 (unaudited)
(Dollars in thousands, except per share data)


The SEC issued Staff Accounting Bulletin No. 101B ("SAB 101B"). SAB 101B delays the effective date of Staff Accounting Bulletin No. 101 ("SAB 101") "Revenue Recognition in Financial Statements," to the fourth quarter for fiscal years beginning between December 15, 1999 and March 16, 2000. SAB 101 provides guidance on revenue recognition and the SEC staff's views on the application of accounting principles to selected revenue recognition issues. The Company will adopt the provisions of SAB 101 in the fourth quarter of 2000 and anticipates that such adoption will not have an impact on the Company's consolidated financial statements.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation." Interpretation No. 44 clarifies the application of Accounting Principles Board Opinion No. 25 ("APB 25") and was effective July 1, 2000. Interpretation No. 44 clarifies the definition of "employee" for purposes of applying APB 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. The adoption of Interpretation No. 44 did not have a material impact on the Company's consolidated financial statements.

(2)   Borrowing Arrangements

At September 30, 2000, the Company had a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") of $51.3 million of which there was $10.0 million advanced and lines of credit with correspondent financial institutions in the amount of $12.1 million of which there were $5.6 million advanced.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2000 and 1999 (unaudited)
(Dollars in thousands, except per share data)


(3)   Earnings Per Share and Stockholders' Equity

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                                 Three Months Ended September 30, 2000
                                                    ----------------------------------------------------------------
                                                        Income          Weighted average shares    Per share amount
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders                $    771                4,031,538             $     0.19
Effect of dilutive securities: stock options                 --                  195,346                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                            $    771                4,226,884             $     0.18
                                                    ================    =======================   ==================

                                                                 Three Months Ended September 30, 1999
                                                    ----------------------------------------------------------------
                                                        Income          Weighted average shares    Per share amount
                                                     ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders                $    544                4,108,932             $     0.13
Effect of dilutive securities: stock options                 --                  252,161                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                            $    544                4,361,093             $     0.12
                                                    ================    =======================   ==================



                                                                 Nine Months Ended September 30, 2000
                                                    ----------------------------------------------------------------
                                                        Income          Weighted average shares    Per share amount
                                                     ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders                $  2,220                4,046,623             $     0.55
Effect of dilutive securities: stock options                 --                  194,523                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                            $  2,220                4,241,146             $     0.52
                                                    ================    =======================   ==================

                                                                 Nine Months Ended September 30, 1999
                                                    ----------------------------------------------------------------
                                                        Income          Weighted average shares    Per share amount
                                                    ----------------    -----------------------   ------------------
Basic EPS
Income available to common shareholders                $  1,653                4,161,733             $     0.40
Effect of dilutive securities: stock options                 --                  246,596                     --
                                                    ----------------    -----------------------   ------------------
Diluted EPS                                            $  1,653                4,408,329             $     0.37
                                                    ================    =======================   ==================

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2000 and 1999 (unaudited)
(Dollars in thousands, except per share data)


For the three-month periods ended September 30, 2000 and 1999, there were options to purchase 113,550 and 41,000 shares, respectively, of common stock outstanding, which were antidilutive and therefore not included in the computation of diluted net income per share. For the nine-month periods ended September 30, 2000 and 1999, there were options to purchase 113,550 and 41,000 shares, respectively, of common stock outstanding, which were antidilutive and therefore not included in the computation of diluted net income per share.

On April 29, 1999, the Board of Directors approved a stock repurchase plan, allowing the Company to repurchase up to 210,000 shares of the Company's common stock. During the third quarter of 2000, the Company repurchased 11,735 shares, resulting in a total of 210,000 shares repurchased under the plan.


(4)   Subsequent Event

On October 19, 2000, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 1, 2000.


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

Overview

The Bank began operations in 1961 with its headquarters at Coupeville, Washington, located on Whidbey Island. Washington Banking Company, headquartered in Oak Harbor, Washington, was formed as a bank holding company in April of 1996 and currently holds all of the issued and outstanding common stock of the Bank. WBCO's only significant business activity has been to hold the common stock of the Bank and invest its available funds. The Company currently has 14 full-service bank branches, one loan production office and 18 automated teller machines ("ATMs") located in Island, Skagit, and Whatcom counties in the northern area of Western Washington. A full-service office in the Bakerview neighborhood of Bellingham (Whatcom County) was opened during August 2000.

Construction of a new building in Oak Harbor is expected to be completed by year-end 2000. The new construction will combine the downtown Oak Harbor branch and some of the administrative offices. Once the new building is occupied, the Company is expected to be able to eliminate the use of some properties presently owned or leased. Management believes that the new location will enhance customer service by providing easier branch access and more convenient availability of expanded financial services, and that the consolidation will assist in streamlining operations and improving efficiencies.

The Company's objective is to continue its strategy of growth, primarily through increasing its market penetration in the areas it currently serves, and improving its profitability and operating efficiencies. Management's strategy is to continue to provide a high level of personal service to its customers and to expand loan, deposit and other products and services that it offers its customers. Maintenance of asset quality continues to be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management will strive to improve operating efficiencies to further manage noninterest expense and will continue to improve internal operating systems. To deliver the Company's products more effectively and efficiently, the Company's market strategy is to locate full-service branch offices which provide all of the Company's products and services in its targeted growth areas. These branches are supported by loan production offices, mini-branches, grocery or retail store branches and/or ATMs in the areas surrounding those central locations in order to further serve customers. The Company has also invested in technology to facilitate telephone, personal computer and Internet banking, while its primary commitment is to provide exceptional service.

The Company may also use acquisition of banks or branches as a means of expansion if appropriate opportunities are presented. Expansion opportunities, primarily in the geographic areas north and northwest of Seattle to the Canadian border, may be considered if they meet the Company's criteria. The primary factors considered include customer demand and availability of experienced personnel with a longstanding community presence and extensive banking relationships. Growth can be expected to require the expenditure of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that any earnings will be negatively affected as the Company pursues its growth strategy.

Financial Condition

Total assets increased to $343.8 million at September 30, 2000 from $286.0 million at December 31, 1999, an increase of 20.2%. Net loans increased 28.8% to $283.5 million at September 30, 2000 from $220.2 million at December 31, 1999. Deposits increased 16.1% to $295.4 million at September 30, 2000 from $254.5 million at December 31, 1999.

The Company's shareholders' equity increased to $31.0 million at September 30, 2000 from $29.8 million at December 31, 1999. The increase reflects earnings offset by the repurchase of 67,735 shares of common stock for approximately $550,000 and the payment of cash dividends of $606,000 during the first nine months of 2000.

The Company's allowance for loan losses was $2.8 million at September 30, 2000 and $2.2 million at December 31, 1999. Nonperforming assets amounted to $2.3 million at September 30, 2000, or 0.68% of total assets, compared to $1.1 million or 0.40% at December 31, 1999.


Results of Operations

The Company's results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company generates noninterest income primarily through service charges and fees and other sources. The Company's noninterest expenses consist primarily of compensation and employee benefit expense, and occupancy expense.

Net income for the third quarter of 2000 increased 41.7% to $771,000 or $0.18 per diluted share, from $544,000, or $0.12 per diluted share, for the third quarter of 1999. Net income for the nine months ended September 30, 2000 increased 34.3% to $2.2 million or $0.52 per diluted share, from $1.7 million, or $0.37 per diluted share, for the nine months ended September 30, 1999. The increase in net income was primarily due to growth in net interest income.


Net Interest Income

Net interest income for the third quarter of 2000 increased 22.8% to $3.9 million from $3.2 million for the third quarter of 1999. For the first nine months of 2000, net interest income increased 29.9% to $11.3 million from $8.7 million for the like period in 1999. The increase in net interest income is largely due to the growth of the Company's loan portfolio resulting from strong loan demand.

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:


                                Three Months Ended September 30, 2000      Three Months Ended September 30, 1999
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
    Assets
Loans                          $  273,539    $   6,699        9.80%       $  188,944    $   4,439        9.40%
Federal funds sold                    478            8        6.69%              989           13        5.26%
Interest-bearing cash               1,799           28        6.23%            3,613           42        4.65%
Investments:
     Taxable                       10,789          163        6.04%           18,231          271        5.95%
     Non-taxable (2)               17,093          268        6.27%           17,636          276        6.26%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets        $  303,698    $   7,166        9.44%       $  229,413    $   5,041        8.79%
Noninterest-earning assets         25,772                                     24,277
                                -----------                                ------------
    Total assets               $  329,470                                 $  253,690
                                ===========                                ============

    Liabilities and shareholders' equity
Deposits:
     Interest demand and
      money market             $   92,077    $     843        3.66%       $   75,341    $     534        2.84%
     Savings                       25,175          179        2.84%           25,635          163        2.54%
     Time deposits                123,673        1,938        6.27%           85,039        1,092        5.14%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits      $  240,925    $   2,960        4.91%       $  186,015    $   1,789        3.85%
Fed Funds purchased                 5,363           90        6.71%            1,733           24        5.54%
FHLB advances                      10,038          171        6.81%               --           --          --
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities   $  256,326    $   3,221        5.03%       $  187,748    $   1,813        3.86%
Noninterest-bearing deposits       40,626                                     35,049
Other noninterest-bearing
  liabilities                       1,785                                      1,337
                                -----------                                ------------
Total liabilities              $  298,737                                 $  224,134
Shareholders' equity               30,733                                     29,556
                                -----------                                ------------
    Total liabilities and
       shareholders' equity    $  329,470                                 $  253,690
                                ===========                                ============

Net interest income (2)                      $   3,945                                  $   3,228
                                              ===========                                ============

Net interest spread (1)                                       4.41%                                      4.93%
                                                           ===========                                ============

Net interest margin (1)                                       5.20%                                      5.63%
                                                           ===========                                ============

(1)  Annualized
(2)  Interest  income on  non-taxable  investments  is presented  on a fully  taxable-equivalent  basis using the federal statutory rate of 34%. These adjustments were $68 and $70 for the three months ended September 30, 2000 and 1999.


Average interest-earning assets for the third quarter increased to $303.7 million at September 30, 2000 compared to $229.4 million at September 30, 1999, a growth of $74.3 million, or 32.4%, while the average yield on interest-earning assets increased to 9.44% compared to 8.79% in third quarter of the prior year. The average yield on loans increased to 9.80% for the quarter ended September 30, 2000 from 9.40% for the quarter ended September 30, 1999. The average yield on interest-bearing deposits also increased in the third quarter of 2000 to 4.91% from 3.85% for the quarter ended September 30, 1999. Average interest-bearing deposits for the quarter increased to $240.9 million at September 30, 2000 compared to $186.0 million at September 30, 1999, a growth of $54.9 million, or 29.5%. The overall result of these changes was a decrease in the net interest spread and the net interest margin to 4.41% and 5.20%, respectively, for the quarter ended September 30, 2000 from 4.93% and 5.63%, respectively, for the quarter ended September 30, 1999.


Noninterest Income and Expense

Noninterest income increased $110,000, or 19.7%, in the third quarter of 2000 compared to the like period in 1999. For the first nine months of 2000, noninterest income increased $138,000, or 7.5% compared to the like period in 1999. This additional income is due to an increase in the number of deposit accounts and service charges.

Noninterest expense was $3.2 million, an increase of $499,000, or 18.4%, in the third quarter of 2000. Two major components of noninterest expense, employee compensation and occupancy, increased 28.8% and 4.5%, respectively, for the quarter compared to the like period in 1999. For the first nine months of 2000, noninterest expense rose to $9.3 million from $7.6 million one year ago, a 22.2% increase. Employee compensation and occupancy expense increased 32.2% and 14.4%, respectively, for the nine months ended September 30, 2000. With the majority of our hub branches completed, the increase in noninterest expenses mainly reflects personnel costs associated with additional staffing for those locations. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 70.53% for the third quarter 2000 compared to 72.86% for the like period in 1999. For the first nine months of 2000 and 1999, the efficiency ratio was 69.51% and 71.68%, respectively.


Income Taxes

For the third quarter and first nine months of 2000, the Company recorded an income tax provision of $268,000 and $811,000, respectively. The overall effective tax rate increased for the nine months ended September 30, 2000 compared to the like period in 1999 due to the decrease of interest income on tax-exempt investment securities as a percentage of taxable income.

Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:


                                                        September 30, 2000                     December 31, 1999
                                                -----------------------------------    -----------------------------------
(Dollars in thousands)                              Balance           % of total           Balance           % of total
                                                ----------------    ---------------    -----------------    --------------
Commercial                                      $   103,428              36.1%          $   90,014               40.5%
Real estate mortgages:
     One-to-four family residential                  30,639              10.7%              24,822               11.2%
     Five-or-more family residential and
      commercial                                     38,618              13.5%              29,527               13.2%
                                                ----------------    ---------------    -----------------    --------------
Total real estate mortgages                          69,257              24.2%              54,349               24.4%
Real estate construction                             21,541               7.5%              14,300                6.4%
Consumer                                             92,107              32.2%              63,757               28.7%
                                                ----------------    ---------------    -----------------    --------------
Subtotal                                            286,333             100.0%             222,420              100.0%
                                                                    ===============                         ==============
     Less: allowance for loan losses                 (2,770)                                (2,182)
     Less: deferred loan fees and other                 (14)                                   (16)
                                                ----------------                       -----------------
           Total loans, net                       $ 283,549                              $ 220,222
                                                ================                       =================

Total loans, net, increased to $283.5 million at September 30, 2000, representing a 28.8% increase from year-end 1999. Total commercial, real estate mortgage, real estate construction and consumer loans increased 14.9%, 27.4%, 50.6% and 44.5%, respectively, at September 30, 2000 from year-end 1999. These increases reflect the Company's strategy of growth and increased market penetration in the areas it currently serves.

Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:


(Dollars in thousands)                                     September 30, 2000          December 31, 1999
                                                        -------------------------    ----------------------
Nonaccrual loans                                             $    2,093                  $        920
Restructured loans                                                   77                            52
                                                        -------------------------    ----------------------
         Total nonperforming loans                                2,170                           972
Real estate owned                                                   170                           170
                                                        -------------------------    ----------------------
         Total nonperforming assets                          $    2,340                   $     1,142
                                                        =========================    ======================

Accruing loans past due => 90  days                         $        --                 $          --
Potential problem loans                                              --                            --
Allowance for loan losses                                         2,770                         2,182

Nonperforming loans to loans                                      0.76%                         0.44%
Allowance for loan losses to loans                                0.97%                         0.98%
Allowance for loan losses to nonperforming loans                127.65%                       224.49%
Nonperforming assets to total assets                              0.68%                         0.40%


Nonperforming loans increased to $2.2 million, or 0.76% of total loans, at September 30, 2000 from $972,000, or 0.44% of total loans, at December 31, 1999 primarily due to a small number of borrowing relationships that were added to nonaccrual loans. Accordingly, the Company expects to charge off a higher-than-normal amount of nonperforming loans in the fourth quarter. The
Company will continue to evaluate the adequacy of the loan loss reserve, and anticipates increasing the provision either in the fourth quarter or next year, which may have a negative impact on net income.

Provision and Allowance for Loan Losses

The Company recorded a $300,000 provision for loan losses for the third quarter of 2000, compared to $255,000 for the like period a year ago. There were $187,000 in net loan charge-offs during the third quarter of 2000, compared to $114,000 for the like period in 1999. For the nine months ended September 30, 2000, the Company recorded a $1.0 million provision for loan losses compared to $765,000 for the like period in 1999. Net loan charge-offs during the first nine months of 2000 were $438,000 compared to $349,000 for the like period in 1999.

The allowance for loan losses increased to $2.8 million at September 30, 2000 from $2.2 million at December 31, 1999, or 0.97% of total outstanding loans and 127.65% of nonperforming loans at the end of the third quarter 2000 as compared to 0.98% of total loans and 224.49% of nonperforming loans at December 31, 1999.

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

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:


(Dollars in thousands)                           Three Months Ended                      Nine Months Ended
                                                   September 30,                           September 30,
                                               2000              1999                 2000               1999
                                          ---------------    --------------       --------------     --------------
Balance at beginning of period          $     2,657        $     2,020          $     2,182        $     1,745
Charge-offs:
     Commercial                                (100)               (52)                (195)              (169)
     Real estate                                  -                  -                    -                 (6)
     Consumer                                  (109)               (69)                (305)              (195)
                                          ---------------    --------------       --------------     --------------
              Total charge-offs                (209)              (121)                (500)              (370)

Recoveries:
     Commercial                                  --                  1                    5                  8
     Real estate                                 --                 --                   --                 --
     Consumer                                    22                  6                   57                 13
                                          ---------------    --------------       --------------     --------------
              Total recoveries                   22                  7                   62                 21
Net charge-offs                                (187)              (114)                (438)              (349)
Provision for loan losses                       300                255                1,026                765
                                          ---------------    --------------       --------------     --------------
Balance at end of period                $     2,770        $     2,161          $     2,770        $     2,161
                                          ===============    ==============       ==============     ==============


Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available-for-sale. These funds, together with loan repayments and maturing investments, are used to make loans and to fund continuing operations. In addition, at September 30, 2000, the Company had lines of credit with the Federal Home Loan Bank of Seattle ("FHLB") of $51.3 million and correspondent financial institutions in the amount of $12.1 million. As of September 30, 2000, there were $15.6 million in advances on these lines of credit.

Total deposits increased 16.1% to $295.4 million at September 30, 2000 from $254.5 million as of December 31, 1999. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. In addition, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely upon customer deposits, loan repayments and current earnings to provide liquidity and continue to use FHLB advances to supplement funding sources.


Capital

The Company's shareholders' equity increased to $31.0 million at September 30, 2000 from $29.8 million at December 31, 1999. On April 29, 1999 the Company's Board of Directors approved the repurchase of up to approximately 5% or 210,000 shares of outstanding Company stock. The Board deemed this action prudent given the Company's strong capital position and market conditions. At September 30, 2000 the 210,000 shares had been repurchased, with 67,735 of those shares repurchased during the nine months ended September 30, 2000 for approximately $550,000. The Company also paid cash dividends of $606,000 during the nine months ended September 30, 2000. Net income for the quarter, offset by the cash dividends and stock repurchases, were the primary reasons for the Company's increase of $1.2 million in shareholders' equity at September 30, 2000. Total assets increased to $343.8 million at September 30, 2000 from $286.0 million at December 31, 1999, an increase of 20.2%. Shareholders' equity to total assets was 9.0% at September 30, 2000 compared to 10.4% at December 31, 1999.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized". As the following table indicates, the Company and Bank qualified as "well-capitalized" at September 30, 2000:

                                                                   September 30, 2000
                                         ------------------------------------------------------------------------
                                          Minimum requirement       Well-capitalized           Actual ratio
                                                                       requirement
                                         ----------------------    --------------------    ----------------------
  Total risk-based capital ratio                  8%                       10%                    10.73%
  Tier 1 risk-based capital ratio                 4%                        6%                     9.80%
  Leverage ratio                                  4%                        5%                     8.95%


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 2000, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 1999. For additional information, refer to the Company's Form 10-K for year ended December 31, 1999.


                                     Part II

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 - Financial Data Schedule - This exhibit is included only in the electronic EDGAR version of this Form 10-Q. The financial data schedule is not a separate financial statement, but a schedule that summarizes certain standard financial information extracted directly from the financial statements in this filing.


(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY



Date November 13, 2000                  By       /s/  Michal D. Cann

                                        Michal D. Cann
                                        President and Chief Executive Officer


Date November 13, 2000                  By       /s/ Phyllis A. Hawkins

                                        Phyllis A. Hawkins
                                        Senior Vice President and
                                        Chief Financial Officer