Form 10-K405
period 2000-12-31
WASHINGTON BANKING CO
filed 2001-03-20
CIK 1058690

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 2000

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________________ to _________________

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

                             450 SW BAYSHORE DRIVE
                          OAK HARBOR, WASHINGTON 98277
              (Address of principal executive offices) (Zip Code)

       Registrant's Telephone Number, Including Area Code: (360) 679-3121
        Securities Registered Pursuant to Section 12(b) of the Act: NONE

          Securities Registered Pursuant to Section 12(g) of the Act:
                           COMMON STOCK, NO PAR VALUE

                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 2001 was $31,569,340.

The number of shares of registrant's Common Stock outstanding at February 28, 2001 was 4,032,750.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

       Registrant's definitive Proxy Statement                           Part III
                 dated March 20, 2001

                             CROSS REFERENCE SHEET

                     Location in Definitive Proxy Statement
                          Items required by Form 10-K

                  Form 10-K                              Definitive Proxy Statement
----------------------------------------------  --------------------------------------------
Part and                                                                               Page
Item No.                Caption                               Caption                 Number
--------  ------------------------------------  ------------------------------------  ------
PART III
Item 10   Directors and Executive Officers of   Election of Directors and Beneficial  3, 14
          the Registrant                        Ownership and Section 16(a)
                                                Reporting Compliance
Item 11   Executive Compensation                Executive Compensation                    7
Item 12   Security Ownership of Certain         Security Ownership of Certain             2
          Beneficial Owners and Management      Beneficial Owners and Management
Item 13   Certain Relationships and Related     Interest of Management in Certain        14
          Transactions                          Transactions

                               TABLE OF CONTENTS

                                     PART I

                                                                         Page
                                                                         ----
Item 1     Business
              General                                                     1
              Market Areas                                                2
              Competition                                                 2
              Executive Officers of the Company                           3
              Employees                                                   3
              Supervision and Regulation                                  3
              Effects of Governmental Monetary Policies                   4
              Lending Activities                                          5
              Summary of Loan Loss Experience                             8
              Investment Activities                                       9
              Deposits                                                   12
              Short-Term Borrowing                                       12
Item 2     Properties                                                    13
Item 3     Legal Proceedings                                             13
Item 4     Submission of Matters to a Vote of Security Holders           13

                                    PART II

Item 5     Market for the Registrant's Common Stock and Related          13
           Stockholder Matters
Item 6     Selected Financial Data                                       14
Item 7     Management's Discussion and Analysis of Financial Condition   15
           and Results of Operations
Item 7a    Quantitative and Qualitative Disclosures about Market Risk    22
Item 8     Financial Statements and Supplementary Data                   24
Item 9     Changes in and Disagreements with Accountants in Accounting   47
           and Financial Disclosure

                                    PART III

Item 10    Directors and Executive Officers                              47
Item 11    Executive Compensation                                        47
Item 12    Security Ownership of Certain Beneficial Owners and           47
           Management
Item 13    Certain Relationships and Related Transactions                47

                                    PART IV

Item 14    Exhibits and Reports on Form 8-K                              48

                                     PART I

ITEM 1. BUSINESS

GENERAL

Washington Banking Company (the "Company" or "WBCO") is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank (the "Bank"), a Washington state-chartered bank, conducts a full-service community commercial banking business. Headquartered in Oak Harbor, Washington, the Bank provides a full range of commercial banking services to small and medium sized businesses, professionals and other individuals through fourteen branch offices and one loan production office ("LPO") located in Island, Skagit and Whatcom counties in northwestern Washington. WBCO also offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc. At December 31, 2000, WBCO had total assets of $361.6 million, total deposits of $317.8 million and shareholders' equity of $31.5 million.

On June 23, 1998, WBCO sold 1,380,000 shares of its common stock in an initial public offering at a price of $12 per share resulting in net proceeds to the Company of $14.9 million.

The Bank began operations in 1961 at Coupeville, Washington located on Whidbey Island, a 45-mile long island that runs parallel to the mainland northwest of Seattle and south of the Canadian border. Until early 1994, the Company limited its physical presence to Island County (Whidbey Island and neighboring Camano Island), and particularly to Whidbey Island, but had no presence on the mainland. In view of the threatened closure of Naval Air Station Whidbey Island ("NAS Whidbey Island") in 1991, the Company determined that it would be prudent to diversify geographically beyond Island County. With the consolidation of some large regional banks operating in Washington, the Company saw an opportunity to expand onto the mainland along the northern I-5 corridor and in February 1994, opened a LPO in Burlington, Washington (Skagit County).

As a result of strong loan growth in the Burlington office, the Company converted that office into a full-service branch in August 1995. As assets grew rapidly in Burlington, the Company pursued its growth strategy in and around Skagit County and north into Whatcom County. In early 1997, the Company opened a full-service branch in a leased office in downtown Bellingham, Washington (Whatcom County). The Company constructed a new building and relocated the Bellingham branch to the larger office during the first quarter of 1999. Four new branches were constructed and opened during 1998 and 1999--two full-service branches in Skagit County, at Anacortes and Sedro Woolley, and two offices in Island County, a full-service branch at Freeland and a grocery store branch on Camano Island. The Company also opened a residential real estate LPO in Port Townsend, Washington (Jefferson County) during the first quarter of 1999. Due to lower-than-anticipated loan demand, it was determined that it would be in the best interest of the Company to close the Port Townsend real estate LPO office and reallocate those resources. The office was closed in July 2000 and a full-service temporary branch was opened on a future building site in the Bakerview area of Bellingham in August 2000. Expansion also continued in Skagit County with the opening of two new Mt. Vernon offices--a grocery store branch in January 2000 and a residential real estate LPO during February 2000.

Late in December 2000, WBCO completed construction of a new Oak Harbor location, which consolidated the Oak Harbor branch and some of the Company's administrative offices in a more efficient and readily accessible location. As a result of this move, the Company expects it will be able to reduce or eliminate its leased properties nearby and expects to sell at least two underutilized buildings during 2001.

Over the past five years, the Company's primary objective has been to continue to expand its branch network and geographical presence outside of Whidbey and Camano Islands, while solidifying its market position on those islands. The Company's geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom Counties, however, additional areas will be considered if they meet the Company's criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The primary factors considered in determining the areas of geographic expansion are the availability of experienced branch personnel, such as managers and lending officers with longstanding community presence and extensive banking relationships, customer demand and perceived market potential. Much of the

Company's primary expansion and building of new offices has been completed and WBCO now expects its geographic expansion activity to slow in comparison to recent years.

Management's strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that it offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management has heightened its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense. To deliver its products more effectively and efficiently, the Company's market strategy is to locate full-service branch offices in its targeted growth areas, supported by "satellite" units, i.e. LPOs, mini branches, grocery or retail store branches and/or automated teller machines ("ATMs") in surrounding areas.

Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that earnings may be negatively affected.

MARKET AREAS

The Company's market area of Island, Skagit and Whatcom Counties encompasses three distinct economies. Island County's largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated on the base contribute significantly to the county's economy. NAS Whidbey Island was on the federal government's list of potential base closures in 1991, but has since been removed from that list and has not been on any recommended base closure lists prepared since 1991. Agriculture, forestry and construction also contribute significantly to the economy of Island County. Due to its natural beauty, the county attracts tourism and has a significant number of retirement communities.

Skagit County's economy historically has been based primarily on forestry and agriculture. In recent years, manufacturing, mining, construction and service/retail businesses have grown, along with the county's population.

Whatcom County, which borders Canada, experienced a 29% increase in population and saw significant economic diversification during the 1990s. It is the home of Western Washington University, one of Washington's largest four-year academic centers, and has an economy with a significant manufacturing base, as well as a significant academic-research and vocational-technical base. The United States Customs Service and municipal, county and state governments give Whatcom County an additional employment base.

COMPETITION

WBCO operates in a highly competitive and concentrated banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other institutions. Some of the financial institutions with which the Bank competes are not subject to the same regulations as the Bank. Many of the Bank's competitors have substantially higher lending limits and offer certain services that the Bank does not provide. There can be no assurance that the Company's competitive efforts will continue to be successful. With the passage of banking reform legislation in late 1999, increasing competition from nonbanking companies is expected.

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information about the executive officers of the Company:

                                                                             Has served as an
                                                                             executive officer
                                                                              of the Company
       Name         Age                       Position                         or Bank since
------------------  ---   -------------------------------------------------  -----------------
Michal D. Cann      52    President and Chief Executive Officer                    1992
Phyllis A. Hawkins  52    Senior Vice President and Chief Financial Officer        1995

MICHAL D. CANN

Mr. Cann, 52, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank, and President and Secretary of WIB Financial Services, Inc. since 1993. Mr. Cann has been a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mt. Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

PHYLLIS A. HAWKINS

Ms. Hawkins, 52, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to becoming the Senior Vice President and Chief Financial Officer in 1996, Ms. Hawkins served as Senior Vice President and Cashier. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins serves as the Chairman of the Asset Liability Management Committee and of the Risk Management Committee of the Bank.

EMPLOYEES

The Company had 203 full time equivalent employees at February 28, 2001. None of the Company's employees are covered by a collective bargaining agreement. The Company believes its relations with employees to be good.

SUPERVISION AND REGULATION

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 ("BHC Act") registered with and subject to examination by the Federal Reserve Board ("FRB"). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions--Division of Banks ("Division"). The Federal Deposit Insurance Corporation ("FDIC") insures the Bank's deposits and in that capacity also regulates the Bank.

The Company's earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, by local legislative and administrative bodies, and by decisions of courts in Washington state. These include limitations on the ability of the Bank to pay dividends to the Company, and numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

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

Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. The Company could be required to commit resources to the Bank in circumstances where it might not do so, absent such policy.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is "well-capitalized". As of December 31, 2000, the Company and the Bank met the criteria for being "well-capitalized".

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

The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934.

EFFECTS OF GOVERNMENTAL MONETARY POLICIES

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank's loans, securities and other interest-earning assets and the interest paid on a bank's deposits and other interest-bearing liabilities are the major source of a bank's earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the

United States and its agencies, particularly the FRB. The FRB implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Company provides a broad array of loan products to small and medium sized businesses and to individuals. As of December 31, 2000, commercial and consumer loans continued to compose the largest percentages of the loan portfolio at 34.8% and 32.4%, respectively. One-to-four family residential real estate loans originated for the Company's portfolio have decreased as a percentage of total loans, however, the Company also originated this type of loan for third-party, long-term lenders. The Company's loan portfolio composition has not been heavily weighted in any one loan category over the past five years, reflecting the Company's continued loan composition diversity. As of December 31, 2000, there were no individual loans that equaled or exceeded 10% of the Bank's total loans.

The following table sets forth the Company's loan portfolio composition by type of loan:

                                                                              DECEMBER 31
                                    ------------------------------------------------------------------------------------------
                                           2000                    1999                    1998                    1997
                                    ------------------      ------------------      ------------------      ------------------
                                                % OF                    % OF                    % OF                    % OF
                                     BALANCE    TOTAL        BALANCE    TOTAL        BALANCE    TOTAL        BALANCE    TOTAL
(DOLLARS IN THOUSANDS)              ------------------      ------------------      ------------------      ------------------
Commercial                         $ 105,410    34.8%      $  90,014    40.5%      $  65,564    43.8%      $  48,242    41.0%
Real estate mortgages:
 One-to-four family
   residential                        31,766    10.5%         24,822    11.2%         17,052    11.4%         14,258    12.1%
 Five-or-more family
   residential and commercial         39,300    13.0%         29,527    13.2%         12,146     8.1%          8,711     7.4%
                                    ------------------      ------------------      ------------------      ------------------
     Total real estate
       mortgage                    $  71,066    23.5%      $  54,349    24.4%      $  29,198    19.5%      $  22,969    19.5%
Real estate construction              28,036     9.3%         14,300     6.4%         14,139     9.5%         12,646    10.8%
Consumer                              98,172    32.4%         63,757    28.7%         40,750    27.2%         33,721    28.7%
                                    ------------------      ------------------      ------------------      ------------------
   Subtotal                        $ 302,684   100.0%      $ 222,420   100.0%      $ 149,651   100.0%      $ 117,578   100.0%
                                              ========                ========                ========                ========
Less: allowance for loans
 losses                               (2,664)                 (2,182)                 (1,745)                 (1,296)
Less: deferred loan fees and
other                                    (22)                    (16)                    (34)                    (43)
                                    ---------               ---------               ---------               ---------
Loans, net                         $ 299,998               $ 220,222               $ 147,872               $ 116,239
                                    =========               =========               =========               =========

                                         DECEMBER 31
                                     ------------------
                                            1996
                                     ------------------
                                                 % OF
                                      BALANCE    TOTAL
(DOLLARS IN THOUSANDS)               ------------------
Commercial                          $  34,522    42.4%
Real estate mortgages:
 One-to-four family
   residential                         13,264    16.3%
 Five-or-more family
   residential and commercial           5,593     6.9%
                                     ------------------
     Total real estate
       mortgage                     $  18,857    23.2%
Real estate construction                8,389    10.3%
Consumer                               19,568    24.1%
                                     ------------------
   Subtotal                         $  81,336   100.0%
                                               ========
Less: allowance for loans
 losses                                  (796)
Less: deferred loan fees and
other                                     (67)
                                     ---------
Loans, net                          $  80,473
                                     =========

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

Commercial loans also are provided through the U.S. Small Business Administration ("SBA"), an independent agency of the Federal Government, which guarantees up to 85% of the loan amount. SBA loans are generally made to small and medium sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 2000, the Company had outstanding $1.7 million, or 1.7% of its commercial loan portfolio, in SBA commercial business loans.

Beginning in 1997, when the Company hired a lending officer with substantial experience with dealer inventory financing and indirect vehicle lending, the Company increased the origination of commercial loans to automobile dealers to finance their inventories. At December 31, 2000, the Company had outstanding $1.3 million, or 1.2% of its commercial loan portfolio, in dealer inventory loans to dealers of used automobiles. With few exceptions, these loans are personally guaranteed by the owner of the dealership. Such loans are often riskier than other types of commercial loans and involve a higher degree of monitoring.

Commercial loans generally provide greater yields and reprice more frequently than other types of loans, such as real estate loans. More frequent repricing means that commercial loans are more sensitive to changes in interest rates.

REAL ESTATE LOANS. Real estate loans are made for purchasing, constructing and refinancing one-to-four family, five-or-more family and commercial properties. The Company offers fixed and adjustable rate options.

Residential Mortgages. The Company's portfolio of residential mortgage loans is secured by properties located within the Company's market area. In 1997, the Company hired an experienced mortgage lender and expanded the origination of residential loans for the account of third parties. Loans originated for the account of third parties are closed by the third party and therefore are not shown on the Company's financial statements. The Company receives a fee for each such loan originated. During the year ended December 31, 2000, the Company's total gross loan originations of residential loans for the account of third parties were $33.7 million, compared with $38.3 million and $52.0 million, respectively, for the years ended December 31, 1999 and 1998. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Company is qualified to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation ("FHLMC"). The Company will consider originating for sale to FHLMC conforming residential mortgage loans, depending on market conditions. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department that makes Federal National Mortgage Association ("FNMA") conforming loans for the account of third parties.

Five-or-more Family and Commercial Real Estate Loans. The Company has made, and anticipates continuing to make, on a selective basis, five-or-more family and commercial real estate loans. This lending has involved loans secured principally by apartment buildings and commercial buildings for office, storage and warehouse space. Generally in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a minimum cash flow to debt service ratio of 1.25 to 1. Loans secured by five-or-more family and commercial real estate may be greater in amount and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful operation or management of the properties or a commercial business.

Construction Loans. The Company originates one-to-four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $6.3 million, or 22.5% of the total construction loan portfolio at December 31, 2000, compared to $2.8 million, or 19.4% and $1.7 million, or 12.3% at December 31, 1999 and 1998, respectively. The average loan size was approximately $137,000 in 2000 compared to $84,000 in 1999 and $87,000 in 1998. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company's policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

CONSUMER LOANS. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer loans increased $34.4 million to $98.2 million at December 31, 2000, an increase of 54.0%, representing 32.4% and 28.7% of the total loan portfolio at December 31, 2000 and 1999, respectively.

Indirect Vehicle Loans. The Company also makes automobile loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company's market areas. At December 31, 2000, $48.3 million, or 49.2%, of the Company's consumer loan portfolio consisted of indirect automobile loans compared to $30.8 million, or 48.3% in 1999 and $13.3 million, or 32.6% in 1998. The Company intends to continue to emphasize indirect automobile loans and to gradually expand its purchase of dealer originated contracts to include recreational vehicles, trailers, motorcycles and other vehicles. Indirect automobile and other vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, such as dealer fraud. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

Credit Cards. The Company also offers VISA credit cards to its customers. At December 31, 2000, 1999 and 1998, $1.9 million, $1.4 million and $1.3 million of credit card balances were outstanding, respectively. These balances represented 2.0%, 2.3% and 3.2% of the Company's consumer loan portfolio, and 0.6%, 0.7% and 0.9% of its total portfolio for those periods. At December 31, 2000, approximately $31,000 or 1.6% of outstanding credit card balances were past due, as compared to $3,000 or 0.2% at December 31, 1999 and $27,000 or 2.1% at December 31, 1998.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES. The following table sets forth at December 31, 2000 (1) the aggregate maturities of loans in the named categories of the Company's loan portfolio and (2) the aggregate amounts of variable and fixed rate loans in the named categories:

                                                                     MATURING
                                            ---------------------------------------------------------
                                            WITHIN 1 YEAR    1-5 YEARS    AFTER 5 YEARS      TOTAL
(DOLLARS IN THOUSANDS)                      -------------   -----------   -------------   -----------
Real estate construction
     One-to-four family residential          $   17,084     $      415     $    1,200     $   18,699
     Five-or-more family residential and
       commercial                                 3,352            191          5,794          9,337
                                              ----------     ----------     ----------     ----------
Total real estate construction                   20,436            606          6,994         28,036
Commercial                                       30,431         31,571         43,408        105,410
                                              ----------     ----------     ----------     ----------
          Total                              $   50,867     $   32,177     $   50,402     $  133,446
                                              ==========     ==========     ==========     ==========
Fixed-rate loans                                 16,849     $   14,516     $   12,127     $   43,492
Variable-rate loans                              34,018         17,661         38,275         89,954
                                              ----------     ----------     ----------     ----------
          Total                              $   50,867     $   32,177     $   50,402     $  133,446
                                              ==========     ==========     ==========     ==========

COMMITMENTS AND CONTINGENT LIABILITIES. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company's consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company's exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Note 15(b) of "Notes to Consolidated Financial Statements" on page 45 of this report.

NONPERFORMING ASSETS. The following table sets forth information with respect to the Company's nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans), and total nonperforming assets:

                                                                               DECEMBER 31
                                                       -------------------------------------------------------------
                                                         2000         1999         1998         1997         1996
(DOLLARS IN THOUSANDS)                                 ---------   ----------   ----------   ----------   ----------
Nonaccrual loans                                      $   1,152    $     920    $     639    $     498    $     390
Restructured loans                                           77           52          208          653          781
                                                       ---------    ---------    ---------    ---------    ---------
        Total nonperforming loans                         1,229          972          847        1,151        1,171
Real estate owned                                           124          170           --           30           --
                                                       ---------    ---------    ---------    ---------    ---------
        Total nonperforming assets                    $   1,353    $   1,142    $     847    $   1,181    $   1,171
                                                       =========    =========    =========    =========    =========
Accruing loans past due => 90 days                    $      --    $      --    $      32    $      --    $       2
Potential problem loans                                      --           --          215           11            7
Allowance for loan losses                                 2,664        2,182        1,745        1,296          796
Interest foregone on nonaccrual loans                       193           94           60           40           42
Nonperforming loans to loans                              0.41%        0.44%        0.57%        0.98%        1.44%
Allowance for loan losses to loans                        0.88%        0.98%        1.17%        1.10%        0.98%
Allowance for loan losses to nonperforming loans        216.76%      224.49%      206.02%      112.60%       67.98%
Nonperforming assets to total assets                      0.37%        0.40%        0.38%        0.74%        1.00%

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

ALLOCATION OF LOAN LOSS ALLOWANCE. The following table shows the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

                                                                          DECEMBER 31
                              -----------------------------------------------------------------------------------------------------
                                    2000                 1999                 1998                 1997                 1996
                              -----------------    -----------------    -----------------    -----------------    -----------------
                                         % OF                 % OF                 % OF                 % OF                 % OF
                               AMOUNT  TOTAL(1)     AMOUNT  TOTAL(1)     AMOUNT  TOTAL(1)     AMOUNT  TOTAL(1)     AMOUNT  TOTAL(1)
(DOLLARS IN THOUSANDS)        -----------------    -----------------    -----------------    -----------------    -----------------
Balance applicable to:
Commercial                   $   751     34.8%    $   704     40.5%    $   595     43.8%    $   437     41.0%     $  266     42.4%
Real estate mortgage             448     23.5%        372     24.4%        174     19.5%        206     19.5%        139     23.2%
Real estate construction         266      9.3%        132      6.4%        168      9.5%        115     10.8%         64     10.3%
Consumer                         997     32.4%        715     28.7%        379     27.2%        307     28.7%        157     24.1%
Unallocated                      202       N/A        259       N/A        429       N/A        231       N/A        170       N/A
                              -----------------    -----------------    -----------------    -----------------     ----------------
    Total                    $ 2,664    100.0%    $ 2,182    100.0%    $ 1,745    100.0%    $ 1,296    100.0%     $  796    100.0%
                              =================    =================    =================    =================     ================

(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth information regarding changes in the Company's allowance for loan losses:

                                                                     YEARS ENDED DECEMBER 31
                                              ----------------------------------------------------------------------
                                                 2000            1999           1998           1997          1996
(DOLLARS IN THOUSANDS)                        -----------     ----------     ----------     ----------     ---------
Balance at beginning of period               $    2,182      $   1,745      $   1,296      $     796      $    620
Charge-offs:
      Commercial                                   (659)          (328)          (182)           (43)         (166)
      Real estate                                   (16)            (6)            --            (11)           --
      Consumer                                     (469)          (277)          (131)          (106)          (63)
                                              -----------     ----------     ----------     ----------     ---------
      Total charge-offs                      $   (1,144)     $    (611)     $    (313)     $    (160)     $   (229)
Recoveries:
      Commercial                                      5              8              2             --            49
      Real estate                                    --             --             --             --            --
      Consumer                                       95             20             25             13             6
                                              -----------     ----------     ----------     ----------     ---------
      Total recoveries                       $      100      $      28      $      27      $      13      $     55
                                              -----------     ----------     ----------     ----------     ---------
Net charge-offs                                  (1,044)          (583)          (286)          (147)         (174)
Provision for loan losses                         1,526          1,020            735            647           350
                                              -----------     ----------     ----------     ----------     ---------
Balance at end of period                     $    2,664      $   2,182      $   1,745      $   1,296      $    796
                                              ===========     ==========     ==========     ==========     =========

INVESTMENT ACTIVITIES

GENERAL. The Company's total portfolio of investment securities decreased by $3.9 million and $6.9 million in 2000 and 1999, respectively. The investment portfolio consists of U.S. Treasury and government agency securities, municipal securities, Federal Home Loan Bank ("FHLB") stock, and corporate obligations. Municipal securities represented 62.8%, or $17.2 million, of the Company's investment portfolio at December 31, 2000 as compared to 55.2%, or $17.2 million, at December 31, 1999 and 43.2%, or $16.5 million, at December 31, 1998. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 17.1% at December 31, 2000, 37.8% at December 31, 1999 and 38.7% at December 31, 1998 of the municipal securities in the Company's investment portfolio were rated below "A", or its equivalent, or unrated. Corporate obligations were $4.3 million, or 15.8% of the Company's investment portfolio, at December 31, 2000, $6.3 million, or 20.3% of the investment portfolio, at December 31, 1999 and $6.9 million, or 18.0% of the investment portfolio at December 31, 1998. At December 31, 2000, 1999 and 1998, all corporate obligations held by the Company were rated "A", or its equivalent, or better. The average maturity of the securities portfolio was approximately
4.3 years, 4.4 years and 4.2 years as of December 31, 2000, 1999 and 1998, respectively.

The following table summarizes the amortized cost and recorded and market values of securities in the Company's portfolio by contractual maturity groups:

                                                              DECEMBER 31, 2000
                                               ----------------------------------------------
                                               AMORTIZED COST   MARKET VALUE   RECORDED VALUE
(DOLLARS IN THOUSANDS)                         --------------   ------------   --------------
AMOUNTS MATURING:
Within one year                                $     2,799      $    2,801      $     2,799
One to five years                                   16,397          16,351           16,356
Six to ten years                                     6,879           6,862            6,879
Over ten years                                       1,296           1,291            1,296
                                                ------------     -----------     ------------
        Total                                  $    27,371      $   27,305      $    27,330
                                                ============     ===========     ============

The following table provides the carrying values, maturities and weighted average yields of the Company's investment portfolio:

                                                               DECEMBER 31, 2000
                                     ---------------------------------------------------------------------
                                      WITHIN 1         1-5           6-10         OVER 10
                                        YEAR          YEARS          YEARS         YEARS         TOTAL
(DOLLARS IN THOUSANDS)               -----------   ------------   -----------   -----------   ------------
U.S. Treasury securities
    Balance                          $     500     $       --     $      --     $      --     $      500
    Weighted average yield               5.95%             --            --            --          5.95%
U.S. government agency securities
    Balance                          $      --     $    4,495     $      --     $      --     $    4,495
    Weighted average yield                  --          5.67%            --            --          5.67%
State and political subdivisions
    Balance                          $     657     $    8,335     $   6,879     $   1,296     $   17,167
    Weighted average yield               4.56%          4.66%         4.66%         5.01%          4.68%
Corporate obligations and other
    Balance                          $     798     $    3,526     $      --     $      --     $    4,324
    Weighted average yield               6.74%          6.21%            --            --          6.31%
FHLB stock
    Balance                          $     844     $       --     $      --     $      --     $      844
    Weighted average yield               6.50%             --            --            --          6.50%
                                      ----------    -----------    ----------    ----------    -----------
Total balance                        $   2,799     $   16,356     $   6,879     $   1,296     $   27,330
                                      ==========    ===========    ==========    ==========    ===========
Weighted average yield                   6.01%          5.27%         4.66%         5.01%          5.18%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

The Company had $843,800 of FHLB stock at December 31, 2000. Amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2000, the Company was required to maintain an investment in the stock of FHLB of Seattle of $600,100.

At December 31, 2000, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company's shareholders' equity.

HELD-TO-MATURITY INVESTMENT SECURITIES. Investment securities designated as held-to-maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company's intent to hold investment securities for the foreseeable future. Investment securities designated as held-to-maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. At December 31, 2000, the investment portfolio consisted of 78.6% held-to-maturity investments.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of held-to-maturity securities as of December 31, 2000, 1999 and 1998:

                                                             GROSS          GROSS
                                           AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                             COSTS           GAINS         LOSSES          VALUE
         (DOLLARS IN THOUSANDS)           -----------     ----------     ----------     -----------
December 31, 2000:
    State and political subdivisions      $  17,167       $    124       $   (130)      $  17,161
    Corporate obligations                     4,324              4            (23)          4,305
                                           ----------      ---------      ----------     ----------
        Total                             $  21,491       $    128       $   (153)      $  21,466
                                           ==========      =========      ==========     ==========
December 31, 1999:
    U.S. government agency securities     $     499       $     --       $     (2)      $     497
    State and political subdivisions         17,249              3           (235)         17,017
    Corporate obligations                     6,342              1            (70)          6,273
                                           ----------      ---------      ----------     ----------
        Total                             $  24,090       $      4       $   (307)      $  23,787
                                           ==========      =========      ==========     ==========
December 31, 1998:
    U.S. Treasury securities              $     500       $      1       $     --       $     501
    U.S. government agency securities           998             12             --           1,010
    State and political subdivisions         16,502            684             (1)         17,185
    Corporate obligations                     6,875            100             (4)          6,971
                                           ----------      ---------      ----------     ----------
        Total                             $  24,875       $    797       $     (5)      $  25,667
                                           ==========      =========      ==========     ==========

AVAILABLE-FOR-SALE INVESTMENT SECURITIES. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 2000, the investment portfolio consisted of 21.4% available-for-sale securities. The Company expects in the future that available-for-sale securities would increase as a percent of total investment securities.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale as of December 31, 2000, 1999 and 1998:

                                                             GROSS          GROSS
                                           AMORTIZED      UNREALIZED     UNREALIZED       MARKET
                                             COSTS           GAINS         LOSSES          VALUE
         (DOLLARS IN THOUSANDS)            ---------      ----------     ----------     ----------
December 31, 2000:
    U.S. Treasury securities              $   4,536      $      3       $    (44)      $    4,495
    U.S. government agency securities           500            --             --              500
    FHLB stock                                  844            --             --              844
                                           ----------     ---------      ----------     -----------
        Total                             $   5,880      $      3       $    (44)      $    5,839
                                           ==========     =========      ==========     ===========
December 31, 1999:
    U.S. Treasury securities              $   2,003      $      2       $     (1)      $    2,004
    U.S. government agency securities         4,534            --           (165)           4,369
    FHLB stock                                  791            --             --              791
                                           ----------     ---------      ----------     -----------
        Total                             $   7,328      $      2       $   (166)      $    7,164
                                           ==========     =========      ==========     ===========
December 31, 1998:
    U.S. Treasury securities              $   5,008      $     60       $     --       $    5,068
    U.S. government agency securities         7,508            18             (3)           7,523
    FHLB stock                                  736            --             --              736
                                           ----------     ---------      ----------     -----------
        Total                             $  13,252      $     78       $     (3)      $   13,327
                                           ==========     =========      ==========     ===========

DEPOSITS

The Company provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts and thus reduce its costs of funds.

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

                                                                           YEARS ENDED DECEMBER 31
                                                    ---------------------------------------------------------------------
                                                            2000                    1999                    1998
                                                    ---------------------   ---------------------   ---------------------
                                                      AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE     AVERAGE
                                                      BALANCE      RATE       BALANCE      RATE       BALANCE      RATE
(DOLLARS IN THOUSANDS)                              ---------------------   ---------------------   ---------------------
Interest-bearing demand and money market deposits   $  87,411      3.42%    $  73,505      2.79%    $  55,320      2.83%
Savings deposits                                       24,944      2.69%       25,242      2.55%       23,227      3.13%
Time deposits                                         122,903      6.02%       80,770      5.18%       61,361      5.62%
                                                     --------------------    --------------------    --------------------
    Total interest-bearing deposits                 $ 235,258      4.70%    $ 179,517      3.83%    $ 139,908      4.10%
Demand and other noninterest-bearing deposits          39,480                  33,794                  27,939
                                                     ---------               ---------              ---------
    Total average deposits                          $ 274,738               $ 213,311              $ 167,847
                                                     =========               =========              =========

The following table sets forth the amounts and maturities of certificates of deposit with balances of $100,000 or more at December 31, 2000:

                                           DECEMBER 31, 2000
(DOLLARS IN THOUSANDS)                     -----------------
Remaining maturity:
     Less than three months                 $     22,153
     Three to six months                          16,866
     Six to twelve months                         19,336
     Over twelve months                            7,715
                                             -------------
          Total                             $     66,070
                                             =============

SHORT-TERM BORROWINGS

The Company relies upon short-term (original maturity of one year or less) advances from the FHLB of Seattle to supplement funding needs. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution's net worth or on the FHLB's assessment of the institution's creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 15% of a member's assets, and overnight borrowings may not exceed 5% of the institution's assets. The FHLB of Seattle determines specific lines of credit for each member institution.

At December 31, 2000 the Company had $10.0 million in short-term borrowings with the FHLB. At December 31, 1999 and 1998, there were no short-term borrowings.

ITEM 2. PROPERTIES

The Company currently has administrative facilities, operations facilities, full-service branches, supermarket branches and loan production offices.

The following table sets forth the status of the Company's properties at December 31, 2000:

LOCATION                                         FACILITY TYPE           LAND       BUILDING
--------                                         -------------           ----       --------
Oak Harbor branch and administration      Full service/Administrative   Leased       Owned
Oak Harbor operations                             Operations            Owned     Owned/Leased
Oak Harbor branch                                   Closed              Owned        Owned
Burlington branch                                Full service           Owned        Owned
Langley branch                                   Full service            N/A         Leased
Coupeville branch                                Full service           Owned        Owned
Clinton branch                                   Full service           Owned        Owned
Camano Island branch                             Full service           Owned        Owned
North Whidbey branch                                Closed              Owned        Owned
Midway branch                                    Full service           Owned        Owned
Whidbey City branch                                 Closed               N/A         Sublet
Bellingham branch                                Full service           Owned        Owned
Freeland branch                                  Full service           Owned        Owned
Anacortes branch                                 Full service           Leased       Owned
Camano Plaza branch                               Supermarket            N/A         Leased
Sedro Woolley branch                             Full service           Owned        Owned
College Way branch                                Supermarket            N/A         Leased
Mt. Vernon real estate mortgage office                LPO                N/A         Leased
Bakerview branch(1)                              Full service           Owned        Owned

(1) The branch currently is housed in a temporary mobile unit; a permanent building will be constructed in 2001.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are, from time to time, defendants in, and are threatened with, various legal proceedings arising from regular business activities. Management believes that its liability for damages, if any, arising from such claims or contingencies will not have a material adverse effect on the Company's results of operations or financial conditions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders in the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq National Market under the symbol "WBCO".

The Company is aware that blocks of its stock are held in street name by brokerage firms. At February 28, 2001, the number of shareholders of record was 321.

The following are the high and low adjusted closing prices for the Company's stock as reported by the Nasdaq National Market during 2000 and 1999:

                                    2000                       1999
                            ----------------------    -----------------------
                              HIGH          LOW          HIGH          LOW
                            ---------    ---------    ----------    ---------
First quarter              $  9.2500    $  7.6250    $   9.0435    $  8.3481
Second quarter                9.1250       7.4516       11.0490       8.3481
Third quarter                 8.9478       7.5000       10.5960       9.4015
Fourth quarter                9.0000       6.9563        9.6900       7.9508

The Company paid the following annual amounts on a per share basis, adjusted for splits, as dividends to its shareholders:

 YEAR        DIVIDEND PER SHARE
------      ---------------------
 2000              $ 0.20
 1999              $ 0.16
 1998              $ 0.14

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             YEARS ENDED DECEMBER 31
                                                   ----------------------------------------------------------------------------
OPERATING DATA:                                        2000            1999            1998            1997            1996
                                                   ------------    ------------    ------------    ------------    ------------
   Total interest income                          $    27,203     $    19,076     $    15,236     $    11,901     $     8,858
   Total interest expense                              11,835           7,016           5,765           4,358           2,946
                                                   ------------    ------------    ------------    ------------    ------------
     Net interest income                               15,368          12,060           9,471           7,543           5,912
   Provisions for loan losses                           1,526           1,020             735             647             350
                                                   ------------    ------------    ------------    ------------    ------------
     Net interest income after provision               13,842          11,040           8,736           6,896           5,562
   Service charges on deposits                          1,696           1,417           1,172           1,116           1,024
   Other noninterest income                             1,069           1,036           1,206             373             295
                                                   ------------    ------------    ------------    ------------    ------------
     Total noninterest income                           2,765           2,453           2,378           1,489           1,319
   Noninterest expense                                 12,760          10,318           7,978           5,663           4,579
                                                   ------------    ------------    ------------    ------------    ------------
     Income before income taxes                         3,847           3,175           3,136           2,722           2,302
   Provision for income taxes                           1,062             823             924             818             738
                                                   ------------    ------------    ------------    ------------    ------------
       Net income                                 $     2,785     $     2,352     $     2,212     $     1,904     $     1,564
                                                   ============   =============    ============    ============    ============

Average number of shares outstanding, basic         4,043,138       4,142,953       3,525,883       2,810,881       2,796,000
Average number of shares outstanding, diluted       4,235,813       4,387,192       3,769,244       2,935,972       2,858,100
PER SHARE DATA:
   Net income per share, basic                    $      0.69     $      0.57     $      0.63     $      0.68     $      0.56
   Net income per share, diluted                         0.66            0.54            0.59            0.65            0.55
   Book value                                            7.81            7.34            7.09            4.64            4.14
   Dividends                                             0.20            0.16            0.14            0.13            0.12

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                             YEARS ENDED DECEMBER 31
                                                   ---------------------------------------------------------------------------
BALANCE SHEET DATA:                                   2000            1999            1998            1997            1996
                                                   -----------     -----------     -----------     -----------     -----------
   Total assets                                   $  361,645      $  285,970      $  220,493      $  160,068      $  117,280
   Loans receivable, net of unearned fees            302,662         222,404         149,617         117,535          81,269
   Allowance for loan losses                           2,664           2,182           1,745           1,296             796
   Real estate owned                                     124             170              --              30              --
   Federal funds sold                                    750           4,300           4,100           1,750             500
   Deposits                                          317,776         254,475         189,698         146,394         105,212
   Shareholders' equity                               31,501          29,798          29,691          13,035          11,570
SELECTED PERFORMANCE RATIOS:
   Return on average assets                             0.87%           0.95%           1.16%           1.35%           1.49%
   Return on average equity                             9.09%           7.91%          10.31%          15.21%          13.91%
   Net interest margin                                  5.34%           5.52%           5.56%           5.94%           6.27%
   Net interest spread                                  4.58%           4.80%           4.75%           5.13%           5.44%
   Noninterest expense to average assets                4.00%           4.18%           4.19%           4.00%           4.36%
   Efficiency ratio                                    70.37%          71.09%          67.33%          62.70%          63.32%
   Dividend payout ratio                               28.99%          28.07%          22.22%          19.12%          21.43%
ASSET QUALITY RATIOS:
   Nonperforming loans to period-end loans              0.41%           0.44%           0.57%           0.98%           1.44%
   Allowance for loan losses to period-end loans        0.88%           0.98%           1.17%           1.10%           0.98%
   Allowance for loan losses to nonperforming
     loans                                            216.76%         224.49%         206.02%         112.60%          67.98%
   Nonperforming assets to total assets                 0.37%           0.40%           0.38%           0.74%           1.00%
   Net loan charge-offs to average loans
     outstanding                                        0.40%           0.32%           0.22%           0.15%           0.25%
CAPITAL RATIOS:
   Tier 1 risk-based capital                            9.47%          11.73%          14.93%          10.67%          14.00%
   Total risk-based capital                            10.31%          12.67%          15.99%          11.63%          14.97%
   Leverage ratio                                       8.54%           9.83%          11.67%           8.08%          10.19%
   Equity to assets ratio                               8.71%          10.42%          13.47%           8.14%           9.87%
OTHER DATA:
   Number of banking offices                              14              12              12               9               8
   Number of full time equivalent employees(1)           200             180             145             116              90

(1) The increase in full time equivalent employees since 1998 reflects branch openings and additional increases in lending, executive and administrative personnel.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NOTE REGARDING FORWARD-LOOKING STATEMENTS: This discussion includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.

OVERVIEW

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state-chartered bank. Its deposits are insured by the FDIC. Headquartered in Oak Harbor, the Company's primary market area is the fast-growing, increasingly diversified region located between Vancouver, BC, and Seattle in northwestern Washington. WBCO's business includes commercial loan, real estate loan and construction loan portfolios. The Company is active in the consumer banking field and provides personal and consumer-oriented loan programs. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, high yield certificates, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO also offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc.

The Company continued its strategy of growth and enhancing its market penetration throughout 2000. This resulted in the addition of two offices in Mount Vernon (Skagit County)--a grocery store branch and a real estate LPO--as well as a full-service temporary branch on a future building site in the Bakerview area of Bellingham (Whatcom County).

With the majority of the Company's planned expansion and building of new offices completed, the Company's primary objectives are to improve operating efficiencies and profitability, increase market penetration in areas currently served, and continue an expansion strategy in appropriate market areas.

FINANCIAL CONDITION

TOTAL ASSETS. Total assets increased to $361.6 million at December 31, 2000 from $286.0 million at December 31, 1999, an increase of 26.5%. This increase resulted primarily from growth in the loan portfolio, funded by deposit growth, investment maturities and borrowings.

TOTAL LOANS. Total loans amounted to $302.7 million and $222.4 million at December 31, 2000, and 1999, respectively. Commercial loans grew to $105.4 million at December 31, 2000 from $90.0 million at December 31, 1999, while consumer loans increased to $98.2 million from $63.8 million during that same period. Commercial loans as a percentage of total loans decreased to 34.8% at December 31, 2000 from 40.5% at December 31, 1999 and consumer loans increased to 32.4% of total loans from 28.7% at those dates. Real estate loans decreased to 23.5% of total loans at December 31, 2000 from 24.4% at December 31, 1999, while real estate construction loans increased to 9.3% from 6.4% as of those dates.

TOTAL INVESTMENT SECURITIES. Total investment securities were $27.3 million and $31.3 million at December 31, 2000 and 1999, respectively. In 2000, the availability of excess funds for long-term investment purchases was significantly reduced by the need for funding the strong loan demand.

PREMISES AND EQUIPMENT. Premises and equipment net, were $13.7 million and $11.2 million at December 31, 2000 and 1999, respectively. The increase in 2000 over 1999 reflects construction of new branch offices and related furniture and fixtures; purchase of land for a branch office; upgrading computer systems; and remodeling of offices.

DEPOSIT ACCOUNTS. Deposit accounts totaled $317.8 million and $254.5 million at December 31, 2000 and 1999, respectively. Management attributes this increase to a combination of its efforts to attract deposits through competitive pricing, delivery of quality service and the expansion of its market area.

SHAREHOLDERS' EQUITY. Shareholders' equity was $31.5 million and $29.8 million at December 31, 2000 and 1999, respectively. This increase reflects earnings of $2.8 million, cash dividends of $808,000 and the repurchase of approximately 68,000 shares of common stock for $550,000.

NET INTEREST INCOME

Like most financial institutions, the primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities, spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities, and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of noninterest-bearing liabilities. During the fiscal years ended December 31, 2000, 1999 and 1998, average interest-earning assets were $292.9 million, $223.6 million and $174.4 million, respectively. During these same periods, the Company's net interest margins were 5.34%, 5.52% and 5.56%, respectively.

CONSOLIDATED AVERAGE BALANCE SHEET AND ANALYSIS OF NET INTEREST INCOME AND
EXPENSE

                                                      YEARS ENDED DECEMBER 31
                              ------------------------------------------------------------------------
                                            2000                                  1999
                              ----------------------------------   -----------------------------------
                               AVERAGE      INTEREST     AVERAGE     AVERAGE      INTEREST     AVERAGE
                               BALANCE    EARNED/PAID     YIELD      BALANCE    EARNED/PAID     YIELD
(DOLLARS IN THOUSANDS)        ---------------------------------    -----------------------------------
ASSETS
Loans(1)                     $  261,236    $  25,521      9.77%    $  181,472    $  16,856      9.29%
Federal funds sold                  911           55      6.04%         1,671           86      5.15%
Interest-bearing cash             2,269          131      5.77%         4,534          205      4.52%
Investments:
 Taxable                         11,439          693      6.06%        18,520        1,114      6.02%
 Non-taxable(2)                  17,092        1,075      6.29%        17,387        1,092      6.28%
                              ----------------------------------    ----------------------------------
Interest-earning assets      $  292,947    $  27,475      9.38%    $  223,584    $  19,353      8.66%
Noninterest-earning assets       25,702                                23,098
                              ---------                             ---------
Total assets                 $  318,649                            $  246,682
                              =========                             =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Deposits
 Interest demand and money
   market                    $   87,411    $   2,988      3.42%    $   73,505    $   2,054      2.79%
 Savings                         24,944          672      2.69%        25,242          644      2.55%
 Time deposits                  122,903        7,401      6.02%        80,770        4,185      5.18%
                             -----------------------------------    ----------------------------------
Interest-bearing deposits    $  235,258    $  11,061      4.70%    $  179,517    $   6,883      3.83%
Fed funds purchased               6,336          421      6.64%         2,234          116      5.19%
Other borrowings                  5,222          353      6.76%           210           17      8.10%
                             -----------------------------------    ----------------------------------
Interest-bearing
 liabilities                 $  246,816    $  11,835      4.80%    $  181,961    $   7,016      3.86%
Noninterest-bearing
 deposits                        39,480                                33,794
Other noninterest-bearing
 liabilities                      1,704                                 1,182
                              ----------                            ----------
Total liabilities            $  288,000                            $  216,937
Shareholders' equity             30,649                                29,745
                              ----------                            ----------
Total liabilities and
 shareholders' equity        $  318,649                            $  246,682
                              ==========                            ==========
Net interest income(2)                     $  15,640                             $  12,337
                                            =========                             =========
Net interest spread                                       4.58%                                 4.80%
                                                         =======                               =======
Net interest margin(2)                                    5.34%                                 5.52%
                                                         =======                               =======

                                   YEARS ENDED DECEMBER 31
                              ----------------------------------
                                             1998
                              ----------------------------------
                               AVERAGE      INTEREST     AVERAGE
                               BALANCE    EARNED/PAID     YIELD
(DOLLARS IN THOUSANDS)        ----------------------------------
ASSETS
Loans(1)                     $ 131,359     $ 12,910       9.83%
Federal funds sold               5,609          298       5.31%
Interest-bearing cash            5,066          243       4.80%
Investments:
 Taxable                        19,144        1,151       6.01%
 Non-taxable(2)                 13,189          850       6.44%
                              -----------------------------------
Interest-earning assets      $ 174,367     $ 15,452       8.86%
Noninterest-earning assets      16,048
                              ---------
Total assets                 $ 190,415
                              =========
LIABILITIES AND
 SHAREHOLDERS' EQUITY
Deposits
 Interest demand and money
   market                    $   55,320    $   1,566       2.83%
 Savings                         23,227          726       3.13%
 Time deposits                   61,361        3,450       5.62%
                             ------------------------------------
Interest-bearing deposits    $  139,908    $   5,742       4.10%
Fed funds purchased                  84            5       5.95%
Other borrowings                    230           18       7.83%
                             ------------------------------------
Interest-bearing
 liabilities                 $  140,222    $   5,765       4.11%
Noninterest-bearing
 deposits                        27,939
Other noninterest-bearing
 liabilities                        792
                             -----------
Total liabilities            $  168,953
Shareholders' equity             21,462
                             -----------
Total liabilities and
 shareholders' equity        $  190,415
                             ===========
Net interest income(2)                     $   9,687
                                           ==========
Net interest spread                                        4.75%
                                                          =======
Net interest margin(2)                                     5.56%
                                                          =======

(1) Of this amount, loans fees accounted for $85,000, $114,000 and $152,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(2) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $272,000, $277,000 and $216,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

CONSOLIDATED ANALYSIS OF CHANGES IN INTEREST INCOME AND EXPENSE

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume of loans and deposits and interest rate have been allocated proportionately to the changes due to volume and the change due to interest rate:

                                         2000 COMPARED TO 1999                     1999 COMPARED TO 1998
                                 --------------------------------------    ---------------------------------------
                                      INCREASE (DECREASE) DUE TO                 INCREASE (DECREASE) DUE TO
                                 --------------------------------------    ---------------------------------------
                                   VOLUME         RATE          TOTAL        VOLUME         RATE          TOTAL
    (DOLLARS IN THOUSANDS)       ----------    ----------    ----------    ----------    -----------    ----------
Loans                           $   7,411     $   1,254     $   8,665     $   4,926     $     (980)    $   3,946
Federal funds sold                    (39)            8           (31)         (209)            (3)         (212)
Interest-earning cash                (102)           28           (74)          (26)           (12)          (38)
Securities(1)                        (454)           16          (438)          221            (16)          205
                                 ----------    ----------    ----------    ----------    -----------    ----------
    Total interest income       $   6,816     $   1,306     $   8,122     $   4,912     $   (1,011)    $   3,901
                                 ==========    ==========    ==========    ==========    ===========    ==========
Interest-bearing demand
  deposits                      $     386     $     548     $     934     $     516     $      (28)    $     488
Savings accounts                       (8)           36            28            63           (145)          (82)
Certificate of deposits             2,183         1,033         3,216         1,091           (356)          735
Fed funds purchased                   213            92           305           128            (17)          111
Other borrowings                      406           (70)          336            (2)             1            (1)
                                 ----------    ----------    ----------    ----------    -----------    ----------
    Total interest expense      $   3,180     $   1,639     $   4,819     $   1,796     $     (545)    $   1,251
                                 ==========    ==========    ==========    ==========    ===========    ==========

(1) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $272,000, $277,000 and $216,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

RESULTS OF OPERATIONS

NET INCOME. The Company reported net income of $2.8 million, $2.4 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted net income per share was $0.66, $0.54 and $0.59 for 2000, 1999 and 1998, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and, to a lesser extent, increases in noninterest income partially offset by increases in noninterest expenses and an increase in the provision for loan losses. The diluted net income per share increase in 2000 was also attributed to a decrease in the average shares outstanding from repurchasing 68,000 shares during the year. The decrease in diluted net income per share in 1999 was primarily attributable to the increased number of average outstanding shares as a result of the initial public offering in June 1998.

NET INTEREST INCOME. Net interest income for the years ended December 31, 2000, 1999 and 1998 was $15.4 million, $12.1 million and $9.5 million, respectively. The increase in fiscal year 2000 was $3.3 million, or 27.4%, and in 1999 was $2.6 million, or 27.3%, as a result of average interest-earning assets increasing more in actual total dollars than average interest-bearing liabilities. The growth was funded by noninterest-bearing deposits, shareholders' equity and maturing investment securities. Average interest-earning assets increased $69.4 million and $49.2 million for fiscal years ended 2000 and 1999, respectively, while average interest-bearing liabilities increased by $64.9 million and $41.7 million for the same periods.

The average yield on interest-earning assets increased to 9.38% for the year ended December 31, 2000 from 8.66% for the year ended December 31, 1999 and 8.86% for the year ended December 31, 1998. This increase is due primarily to an increase in the rates earned on loans. Average yield on loans increased to 9.77% for the year ended December 31, 2000 from 9.29% for the year ended December 31, 1999. Average yield on loans was 9.83% for the year ended December 31, 1998. In addition, a slight increase in most rates earned on investments in the past year contributed to the increase in average yield on interest-earning assets. Average yields on taxable investments increased to 6.06% for the year ended December 31, 2000 from 6.02% and 6.01% for the years ended December 31, 1999 and December 31, 1998, respectively. Average yields on non-taxable investments increased to 6.29% for the year ended December 31, 2000 from 6.28% for the year ended December 31, 1999. Average yield on non-taxable investments was 6.44% for the year ended December 31, 1998. The average yield on interest-bearing liabilities also increased to 4.80% for the year ended December 31, 2000 from 3.86% and 4.11% for the years ended December 31, 1999 and 1998, respectively, as rates on most deposit types increased during the year. Average interest-earning assets increased 31.0% from December 31, 1999 to December 31, 2000 and 28.2% from December 31, 1998 to December 31, 1999, and average interest-bearing liabilities increased 35.6% and 29.8%, respectively, during the same periods. There was a decrease in the net interest spread to 4.58% for the year ended December 31, 2000 from 4.80% and 4.75% for the years ended December 31, 1999 and 1998, respectively, and a decrease in net interest margin to 5.34% from 5.52% and 5.56%, respectively, for the same periods due to average yields on interest-bearing liabilities increasing more than average yields on interest-bearing assets.

PROVISION FOR LOAN LOSSES. The Company's provision for loan losses for the years ended December 31, 2000, 1999 and 1998 totaled $1,526,000, $1,020,000 and
$735,000, respectively. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management's assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The provision for loan losses was increased in 2000, 1999 and 1998 to keep pace with the strong growth and losses inherent in the loan portfolio. During 2000, the allowance for loan losses increased by $482,000. The allowance represented 0.88% of loans and 216.76% of nonperforming loans at December 31, 2000. During 1999, the allowance for loan losses increased by $437,000. The allowance represented 0.98% of loans and 224.49% of nonperforming loans at December 31, 1999. The allowance represented 1.17% of loans and 206.02% of nonperforming loans at December 31, 1998. For the years ended December 31, 2000, 1999 and 1998, net loan charge-offs amounted to $1,044,000, $583,000 and $286,000, respectively.

NONINTEREST INCOME. Noninterest income for the years ended December 31, 2000, 1999 and 1998 was $2.8 million, $2.5 million and $2.4 million, respectively, an increase of $312,000 in 2000 and $75,000 in 1999.

NONINTEREST EXPENSE. Noninterest expense for the years ended December 31, 2000, 1999 and 1998 was $12.8 million, $10.3 million and $8.0 million, respectively, which represents an increase of 23.7% in 2000 and 29.3% in 1999. These increases were primarily related to compensation and employee benefits, occupancy expense, office supplies and printing, and data processing expenses reflecting the expansion of the Company. Included in increased salaries and benefits expense were expanded staffing levels in executive and administrative personnel, branch personnel and additions to mortgage lending and consumer lending departments. The Company expects this trend in increased noninterest expense to continue to slow as total asset growth slows and total operating efficiencies improve.

Set forth below is a schedule showing additional detail concerning increases in the Company's noninterest expense for 2000 compared with 1999 and for 1999 compared with 1998:

                                              YEARS ENDED DECEMBER 31
                                       --------------------------------------     INCREASE (DECREASE)     INCREASE (DECREASE)
                                          2000          1999          1998           2000 VS 1999            1999 VS 1998
                                       ----------    -----------   -----------    -------------------     -------------------
(DOLLARS IN THOUSANDS)
Salaries and benefits                 $   8,834     $    6,967    $    6,167      $       1,867           $         800
    Less: loan origination costs         (1,484)        (1,508)       (1,879)                24                     371
                                       ----------    -----------   -----------     ------------------      ------------------
Net salaries and benefits (as
  reported)                           $    7,350    $    5,459    $    4,288      $       1,891           $       1,171
Occupancy expense                          2,384         2,141         1,455                243                     686
Office supplies and printing                 451           439           365                 12                      74
Data processing                              312           312           260                 --                      52
Consulting and professional fees             271           281           175                (10)                    106
Other                                      1,992         1,686         1,435                306                     251
                                       -----------   -----------   -----------     ------------------      ------------------
    Total noninterest expense         $   12,760    $   10,318    $    7,978      $       2,442           $       2,340
                                       ===========   ===========   ===========     ==================      ==================

LIQUIDITY AND CAPITAL RESOURCES

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at December 31, 2000 the Company had a line of credit with FHLB of $54.0 million, of which $10.0 million was advanced and lines of credit with financial institutions in the amount of $12.1 million, with no advances on these lines of credit at December 31, 2000. The Company expects to continue to use FHLB advances to supplement its funding sources.

Total deposits were $317.8 million, $254.5 million and $189.7 million at December 31, 2000, 1999 and 1998, respectively. Deposits increased 24.9% from December 31, 1999 to December 31, 2000 and 34.1% from December 31, 1998 to December 31, 1999. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and the delivery of quality service.

The Company's deposits are expected to fluctuate according to the level of the Company's deposit market share, economic conditions, and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 2000, the Company had $153.0 million in certificates of deposit of which approximately $131.7 million, or 86.1%, are scheduled to mature on or prior to December 31, 2001. Based on prior experience, the Company anticipates that a substantial portion of outstanding certificates of deposit will renew upon maturity.

Management anticipates that the Bank will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity, and will use such funds primarily to make loans and to purchase securities, primarily issued by the federal government and state and local governments. Additional funds are available through established FHLB lines of credit.

The Company's shareholders' equity increased to $31.5 million at December 31, 2000 from $29.8 million at December 31, 1999 and from $29.7 million at December 31, 1998. The increase during both years was from net income less dividends and Company stock repurchases. At December 31, 2000, shareholders' equity was 8.7% of total assets compared to 10.4% and 13.5% of total assets at December 31, 1999 and 1998, respectively. The decrease in this ratio primarily results from significant asset growth and Company stock repurchases in 2000 and 1999. The Company approved a stock repurchase plan in April 1999, which allowed the Company to repurchase up to 210,000 shares of the Company's common stock. As of December 31, 2000, the Company had repurchased the entire 210,000 shares at an average price of $9.61.

CAPITAL RATIOS

The Bank is subject to minimum capital requirements. See "Supervision and Regulation" on page 3 of this report. As the following table indicates, the Bank exceeded regulatory capital requirements:

                                             DECEMBER 31, 2000
                              -----------------------------------------------
                                 MINIMUM        WELL-CAPITALIZED      ACTUAL
                               REQUIREMENT        REQUIREMENT         RATIO
                              -------------    ------------------    --------
Total risk-based capital
  ratio                             8%                 10%            10.31%
Tier 1 risk-based capital
  ratio                             4%                  6%             9.47%
Leverage ratio                      4%                  5%             8.54%

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

ASSET/LIABILITY MANAGEMENT

The Company's results of operations depend substantially on its net interest income. Like most financial institutions, the Company's interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company's earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company's policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an "earnings neutral position," which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, municipal securities, FHLB stock and corporate obligations. The securities portfolio contributes to the Company's profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company's management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

2001 ANTICIPATED FINANCIAL PERFORMANCE

WBCO anticipates 2001 business conditions to remain stable in the region it serves between Vancouver, BC and Seattle in northwestern Washington. Historically, this area has been fast-growing and increasingly diversified, allowing the Company to realize strong growth and continued market penetration. The Company has completed its primary expansion and building of new offices and expects its geographic expansion activity to slow in comparison to recent years. Management expects 2001 to help solidify its market position in the area it serves, while expanding the loan, deposit and investment products and other services it offers, while improving operating efficiencies and profitability.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity
(gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

Based on the results of the income simulation model as of December 31, 2000, the Company would expect a decrease in net interest income of $171,000 if interest rates increase from current rates by 100 basis points and an increase in net interest income of $159,000 if interest rates decrease from current rates by 100 basis points.

The analysis of an institution's interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company's interest-earning assets and interest-bearing liabilities at December 31, 2000. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

                                           0-3 MONTHS      4-12 MONTHS       1-5 YEARS     OVER 5 YEARS        TOTAL
(DOLLARS IN THOUSANDS)                    -------------   --------------   -------------   -------------   -------------
Interest-earning assets:
    Federal funds sold                   $        750    $          --    $         --    $        --     $        750
    Investment securities                         944            1,855          16,356          8,175           27,330
    Loans                                      82,792           33,053         126,250         60,567          302,662
                                          -------------   --------------   -------------   ------------    -------------
    Total interest-earning assets        $     84,486    $      34,908    $    142,606    $    68,742     $    330,742
    Interest-earning assets to
      total assets                             25.54%           10.55%          43.13%         20.78%          100.00%

Interest-bearing liabilities:
    Interest-bearing demand deposits     $     40,534    $          --    $         --    $        --     $     40,534
    Money market deposits                      58,764               --              --             --           58,764
    Savings deposits                           24,978               --              --             --           24,978
    Time deposits                              47,738           84,005          21,208             --          152,951
                                          -------------   --------------   -------------   ------------    -------------
    Total interest-bearing liabilities   $    172,014    $      84,005    $     21,208    $        --     $    277,227
    Interest-bearing liabilities
      to total liabilities                     62.05%           30.30%           7.65%          0.00%          100.00%
Interest sensitivity gap                 $    (87,528)   $     (49,097)   $    121,398    $    68,742     $     53,515
Cumulative interest sensitivity gap           (87,528)        (136,625)        (15,227)        53,515
Cumulative interest sensitivity gap,
  as a percentage of total assets             (24.20%)         (37.78%)         (4.21%)        14.80%

The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is liability sensitive 0-12 months and asset sensitive thereafter. Thus the table indicates that in an environment of increasing interest rates, the net interest income of the Company would be adversely affected and in a declining interest rate environment, the Company's net interest income would be favorably affected. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment, the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets, which are considered to be immediately sensitive. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
Washington Banking Company:

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                  /s/ KPMG LLP

Seattle, Washington
February 8, 2001

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Consolidated Statements of Financial Condition
                           December 31, 2000 and 1999
                 (Dollars in thousands, except per share data)

                                                                  2000             1999
                          ASSETS                              -------------    -------------
Cash and due from banks                                      $    15,001      $    10,651
     ($1,158 and $1,123, respectively, are restricted)
Interest-earning deposits                                          1,428            5,842
Federal funds sold                                                   750            4,300
                                                              -------------    -------------
               Total cash and cash equivalents                    17,179           20,793
                                                              -------------    -------------
Federal Home Loan Bank stock                                         844              791
Investment securities available for sale                           4,995            6,373
Investment securities held to maturity                            21,491           24,090
                                                              -------------    -------------
               Total investment securities                        27,330           31,254
                                                              -------------    -------------
Loans receivable, net                                            299,998          220,222
Premises and equipment, net                                       13,730           11,177
Other real estate owned                                              124              170
Deferred tax assets                                                  378              434
Other assets                                                       2,906            1,920
                                                              -------------    -------------
               Total assets                                  $   361,645      $   285,970
                                                              =============    =============

            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Deposits                                                $   317,776      $   254,475
     Other borrowed funds                                         10,000               --
     Other liabilities                                             2,368            1,697
                                                              -------------    -------------
               Total liabilities                                 330,144          256,172
                                                              -------------    -------------

Shareholders' equity:
     Preferred stock, no par value. Authorized 20,000
       shares: no shares issued or outstanding                        --               --
     Common stock, no par value. Authorized 10,000,000
       shares: issued and outstanding 4,032,750 and
       4,061,785 shares in 2000 and 1999, respectively            16,058           16,413
     Retained earnings                                            15,470           13,493
     Accumulated other comprehensive income, net                     (27)            (108)
                                                              -------------    -------------
               Total shareholders' equity                         31,501           29,798
Commitments and contingencies
               Total liabilities and shareholders' equity    $   361,645      $   285,970
                                                              =============    =============

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                       Consolidated Statements of Income
                  Years ended December 31, 2000, 1999 and 1998
                 (Dollars in thousands, except per share data)

                                                         2000           1999           1998
                                                     ------------   ------------   ------------
Interest income:
     Interest and fees on loans                     $    25,521    $    16,856    $    12,910
     Interest on taxable investment securities              641          1,058          1,097
     Interest on tax-exempt investment securities           802            815            634
     Other                                                  239            347            595
                                                     ------------   ------------   ------------
               Total interest income                     27,203         19,076         15,236
Interest expense                                         11,835          7,016          5,765
                                                     ------------   ------------   ------------
               Net interest income                       15,368         12,060          9,471
Provision for loan losses                                 1,526          1,020            735
                                                     ------------   ------------   ------------
               Net interest income after provision
                 for loan losses                         13,842         11,040          8,736
                                                     ------------   ------------   ------------
Noninterest income:
     Service charges on deposits                          1,696          1,417          1,172
     Other                                                1,069          1,036          1,206
                                                     ------------   ------------   ------------
               Total noninterest income                   2,765          2,453          2,378
                                                     ------------   ------------   ------------
Noninterest expense:
     Salaries and benefits                                7,350          5,459          4,288
     Occupancy expense                                    2,384          2,141          1,455
     Office supplies and printing                           451            439            365
     Data processing                                        312            312            260
     Consulting and professional fees                       271            281            175
     Other                                                1,992          1,686          1,435
                                                     ------------   ------------   ------------
               Total noninterest expense                 12,760         10,318          7,978
                                                     ------------   ------------   ------------
               Income before income taxes                 3,847          3,175          3,136
Provision for income taxes                                1,062            823            924
                                                     ------------   ------------   ------------
               Net income                           $     2,785    $     2,352    $     2,212
                                                     ============   ============   ============

Net income per share, basic                         $      0.69    $      0.57    $      0.63
                                                     ============   ============   ============
Net income per share, diluted                       $      0.66    $      0.54    $      0.59
                                                     ============   ============   ============

Average number of shares outstanding, basic           4,043,138      4,142,953      3,525,883
Average number of shares outstanding, diluted         4,235,813      4,387,192      3,769,244

See accompanying notes to consolidated financial statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                Consolidated Statements of Shareholders' Equity
                  Years ended December 31, 2000, 1999 and 1998
            (Dollars and shares in thousands, except per share data)

                                                                                      ACCUMULATED
                                             COMMON STOCK                                OTHER           TOTAL
                                    ------------------------------     RETAINED      COMPREHENSIVE   SHAREHOLDERS'
                                       SHARES          AMOUNT          EARNINGS       INCOME, NET        EQUITY
                                    ------------   ---------------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 1997            2,809     $      2,943      $   10,075      $      17       $    13,035
Cash dividend, $0.14 per share             --               --            (482)            --              (482)
Net change in unrealized
  gain (loss) on securities
  available for sale                       --               --              --             33                33
Net income                                 --               --           2,212             --             2,212
Net offering proceeds                   1,380           14,893              --             --            14,893
                                    ------------   ---------------   -------------   -------------   --------------
BALANCE AT DECEMBER 31, 1998            4,189     $     17,836      $   11,805    $        50       $    29,691

Cash dividend, $0.16 per share             --               --            (664)            --              (664)
Net change in unrealized
  gain (loss) on securities
  available for sale                       --               --              --           (158)             (158)
Net income                                 --               --           2,352             --             2,352
Repurchase of common stock               (142)          (1,469)             --             --            (1,469)
Stock options exercised                    15               46              --             --                46
                                    ------------   ---------------   -------------   -------------   --------------
BALANCE AT DECEMBER 31, 1999            4,062     $     16,413      $   13,493      $    (108)      $    29,798

Cash dividend, $0.20 per share             --               --            (808)            --              (808)
Net change in unrealized
  gain (loss) on securities
  available for sale                       --               --              --             81                81
Net income                                 --               --           2,785             --             2,785
Repurchase of common stock                (68)            (550)             --             --              (550)
Stock options exercised                    39              195              --             --               195
                                    ------------   ---------------   -------------   -------------   --------------
BALANCE AT DECEMBER 31, 2000            4,033     $     16,058      $    15,470     $     (27)      $    31,501
                                    ============   ===============   =============   =============   ==============

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                Consolidated Statements of Comprehensive Income
                  Years ended December 31, 2000, 1999 and 1998
                       (Dollars and shares in thousands)

COMPREHENSIVE INCOME:                                                   FOR THE YEARS ENDED DECEMBER 31
                                                                    ---------------------------------------
                                                                       2000          1999          1998
                                                                    -----------   -----------   -----------
Net income                                                         $    2,785    $    2,352    $    2,212
Increase (decrease) in unrealized gain on securities available
  for sale, net of tax of $42, $81 and $17, respectively                   81          (158)           33
                                                                    -----------   -----------   -----------
Comprehensive income                                               $    2,866    $    2,194    $    2,245
                                                                    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 2000, 1999 and 1998
                             (Dollars in thousands)

                                                                         2000          1999          1998
                                                                     ------------  ------------  ------------
Cash flows from operating activities:
    Net income                                                      $    2,785    $    2,352    $    2,212
    Adjustments to reconcile net income to net cash provided
      by operating activities:
         Federal Home Loan Bank stock dividends                            (53)          (55)          (54)
         Deferred income tax expense (benefit)                              14            67           (67)
         Amortization of investment premiums, net                           40            61            90
         Provision for loan losses                                       1,526         1,020           735
         Depreciation of premises and equipment                          1,048           734           416
         Gain on sale of premises and equipment                            (26)          (34)          (49)
         Gain on sale of other real estate owned                            (3)           --            --
         Net increase in other assets                                     (986)         (218)         (284)
         Net increase in other liabilities                                 671           593           465
         Modification to stock award                                        79            --            --
                                                                     ------------  ------------  ------------
             Net cash provided by operating activities                   5,095         4,520    $    3,464
                                                                     ------------  ------------  ------------
Cash flows from investing activities:
    Purchases of investment securities available for sale                   --        (1,033)       (9,000)
    Maturities of investment securities available for sale               1,500         7,000         2,000
    Purchases of investment securities held to maturity                   (500)       (1,790)       (8,031)
    Maturities of investment securities held to maturity                 3,060         2,525         6,555
    Net increase in loans                                              (81,332)      (73,540)      (32,368)
    Purchases of premises and equipment                                 (3,608)       (3,967)       (4,359)
    Proceeds from the sale of premises and equipment                        33           136           233
    Proceeds from the sale of real estate owned                             79            --            30
                                                                     ------------  ------------  ------------
             Net cash used in investing activities                     (80,768)      (70,669)      (44,940)
                                                                     ------------  ------------  ------------
Cash flows from financing activities:
    Net increase in deposits                                            63,301        64,777        43,304
    Net increase in other borrowed funds                                10,000            --            --
    Dividends paid on common stock                                        (808)         (664)         (482)
    Proceeds from stock options exercised                                  116            46            --
    Proceeds from stock issued                                              --            --        14,893
    Repurchase of common stock                                            (550)       (1,469)           --
                                                                     ------------  ------------  ------------
             Net cash provided by financing activities                  72,059        62,690        57,715
                                                                     ------------  ------------  ------------
             Net (decrease) increase in cash and cash equivalents       (3,614)       (3,459)       16,239
Cash and cash equivalents at beginning of period                        20,793        24,252         8,013
                                                                     ------------  ------------  ------------
Cash and cash equivalents at end of period                          $   17,179    $   20,793    $   24,252
                                                                     ============  ============  ============
Supplemental information:
    Loans foreclosed and transferred to real estate owned           $       30    $      170    $       --
    Cash paid for interest                                              11,586         6,710         5,689
    Cash paid for taxes                                                    925           630           945

See accompanying notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Description of Business

Washington Banking Company ("WBCO"), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

     (b) Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Bank. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. All significant intercompany balances and transactions have been eliminated in consolidation.

     (c) Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks and federal funds sold.

     (d) Investment Securities

Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method.

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

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

     (f) Allowance for Loan Losses

A valuation allowance for loans is based on management's estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers' ability to repay, the value of underlying collateral, historical loss experience, delinquency analyses, and current economic and market conditions. In the opinion of management, the allowance is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio.

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

     (h) Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include buildings and building improvements, 15 to 40 years; land improvements, 15 to 25 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, lesser of user life or life of the lease.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     (j) Federal Home Loan Bank Stock

The Company's investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2000, the Company's minimum required investment was approximately $600. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

     (k) Stock-Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees and Financial Accounting Standards Board ("FASB") Interpretation No. 44 ("FIN 44"), Accounting for Certain Transactions Involving Stock Compensation, which are intrinsic value-based methods of recognizing compensation costs for employees. Compensation cost is recognized to the extent that the Company's stock options have an intrinsic value at grant date.

     (l) Recent Financial Accounting Pronouncements

In June 1998, FASB issued Statement No. 133 ("SFAS 133"), Accounting for Derivative Instruments and Hedging Activities, which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138 ("SFAS 138"), Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. Management does not expect SFAS 133 or 138 to have a material impact on the Company's financial position or results of operations.

In September 2000, FASB issued Statement No. 140 ("SFAS 140"), Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued and replaces SFAS 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company is not expected to materially affect the results of operations or financial condition of the Company.

     (m) Reclassifications

Certain amounts in 1998 and 1999 have been reclassified to conform to the 2000 financial statement presentation.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(2) RESTRICTIONS ON CASH BALANCE

The Company is required to maintain an average reserve with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2000 and 1999 was approximately $1,158 and $1,123, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(3) INVESTMENT SECURITIES

The amortized costs and market values of investment securities at December 31, 2000 and 1999 are as summarized:

                                                                         GROSS         GROSS
                                                         AMORTIZED    UNREALIZED    UNREALIZED      MARKET
                                                           COST          GAINS        LOSSES         VALUE
December 31, 2000:                                      -----------   -----------   -----------   -----------
Investments available for sale:
  U.S. Treasury securities                             $    4,536    $     3       $     (44)    $    4,495
  U.S. government agency securities                           500         --              --            500
  FHLB stock                                                  844         --              --            844
                                                        -----------   ----------    ----------    -----------
     Total investment securities available for sale    $    5,880    $     3       $     (44)    $    5,839
                                                        ===========   ==========    ==========    ===========
Investments held to maturity:
  State and political subdivisions                     $   17,167    $   124       $    (130)    $   17,161
  Corporate obligations                                     4,324          4             (23)         4,305
                                                        -----------   ----------    ----------    -----------
     Total investment securities held to maturity      $   21,491    $   128       $    (153)    $   21,466
                                                        ===========   ==========    ==========    ===========

December 31, 1999:
Investments available for sale:
  U.S. Treasury securities                             $    2,003    $     2       $      (1)    $    2,004
  U.S. government agency securities                         4,534         --            (165)         4,369
  FHLB stock                                                  791         --              --            791
                                                        -----------   ----------    ----------    -----------
     Total investment securities available for sale    $    7,328    $     2       $    (166)    $    7,164
                                                        ===========   ==========    ==========    ===========
Investments held to maturity:
  U.S. government agency securities                    $      499    $    --       $      (2)    $      497
  State and political subdivisions                         17,249          3            (235)        17,017
  Corporate obligations                                     6,342          1             (70)         6,273
                                                        -----------   ----------    ----------    -----------
     Total investment securities held to maturity      $   24,090    $     4       $    (307)    $   23,787
                                                        ===========   ==========    ==========    ===========

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The amortized cost and market value of investment securities by contractual maturity at December 31, 2000 are as shown below:

                                                                 DATES OF MATURITIES
                                            --------------------------------------------------------------
                                             UNDER 1        1-5       OVER 5 TO     OVER 10
                                               YEAR        YEARS       10 YEARS      YEARS        TOTAL
                                            ----------   ----------   ----------   ----------   ----------
Investments available for sale:
  U.S. Treasury securities:
    Amortized cost                         $     500    $      --    $      --    $      --    $     500
    Market value                                 500           --           --           --          500
  U.S. government agency securities:
    Amortized cost                                --        4,536           --           --        4,536
    Market value                                  --        4,495           --           --        4,495
  FHLB stock:
    Amortized cost                               844           --           --           --          844
    Market value                                 844           --           --           --          844
                                            ----------   ----------   ----------   ----------   ----------
         Total amortized cost              $   1,344    $   4,536    $      --    $      --    $   5,880
         Total market value                    1,344        4,495           --           --        5,839
                                            ==========   ==========   ==========   ==========   ==========
Investments held to maturity:
  State and political subdivisions:
    Amortized cost                         $     657    $   8,335    $   6,879    $   1,296    $  17,167
    Market value                                 658        8,350        6,862        1,291       17,161
  Corporate bonds and other:
    Amortized cost                               798        3,526           --           --        4,324
    Market value                                 799        3,506           --           --        4,305
                                            ----------   ----------   ----------   ----------   ----------
         Total amortized cost              $   1,455    $  11,861    $   6,879    $   1,296    $  21,491
         Total market value                    1,457       11,856        6,862        1,291       21,466
                                            ==========   ==========   ==========   ==========   ==========

Included in other assets is accrued interest on investment securities amounting to $232 and $297 as of December 31, 2000 and 1999, respectively.

At December 31, 2000 and 1999, investment securities with amortized cost values of $2,536 and $7,712, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 2000, 1999 and 1998.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, is as follows:

                                                     DECEMBER 31
                                             ---------------------------
                                                 2000           1999
                                             ------------   ------------
Commercial loans                            $   105,410    $    90,014
Real estate loans                                71,066         54,349
Real estate construction loans                   28,036         14,300
Consumer loans                                   98,172         63,757
                                             ------------   ------------
                                            $   302,684    $   222,420
Less:
Allowance for loan losses                        (2,664)        (2,182)
Net deferred loan fees                              (22)           (16)
                                             ------------   ------------
     Net loans                              $   299,998    $   220,222
                                             ============   ============

As of December 31, 2000 and 1999, the Company had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $1,897 and $2,001, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility.

The Company's legal lending limit to one borrower was approximately $5,976 and $5,376 as of December 31, 2000 and 1999, respectively.

Included in other assets is accrued interest on loans receivable amounting to $1,905 and $1,308 as of December 31, 2000 and 1999, respectively.

The following is an analysis of the changes in the allowance for loan losses:

                                                 DECEMBER 31
                              ------------------------------------------------
                                   2000              1999             1998
                              --------------    -------------    -------------
Beginning balance            $     2,182       $    1,745       $    1,296
Provision for loan losses          1,526            1,020              735
Recoveries                           100               28               27
Charge-offs                       (1,144)            (611)            (313)
                              --------------    -------------    -------------
     Ending balance          $     2,664       $    2,182       $    1,745
                              ==============    =============    =============

At December 31, 2000 and 1999, the Company had impaired loans of $1,229 and $972, respectively. Of these impaired loans, $817 and $972 have related valuation allowances of $271 and $319, while $412 and $0 did not require a valuation allowance. Average impaired loans for 2000 and 1999 totaled $1,101 and $1,033, respectively. The Company has no commitments to extend additional credit on loans which are nonaccrual or impaired at December 31, 2000.

If interest income on impaired loans had been accrued in accordance with their original terms, approximately $193, $94 and $60 of interest income would have been recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(5)   PREMISES AND EQUIPMENT

Premises and equipment consisted of the following:

                                                 DECEMBER 31
                                          -------------------------
                                             2000           1999
                                          ----------     ----------
Land and buildings                       $   8,179      $   8,064
Furniture and equipment                      4,811          4,519
Land improvements                            1,170          1,015
Computer software                              777            663
Construction in progress                     2,934            141
                                          ----------     ----------
                                         $  17,871      $  14,402
Less: accumulated depreciation              (4,141)        (3,225)
                                          ----------     ----------
     Total                               $  13,730      $  11,177
                                          ==========     ==========

(6)   DEPOSITS

Deposits are summarized as follows:

                                                 DECEMBER 31
                                          --------------------------
                                             2000           1999
                                          -----------    -----------
Certificates of deposit ("CDs")          $  152,951     $  119,353
Savings                                      24,978         25,045
Money market                                 58,764         33,831
NOW                                          40,534         40,858
Noninterest-bearing demand                   40,549         35,388
                                          -----------    -----------
     Total                               $  317,776     $  254,475
                                          ===========    ===========

Certificates of deposits mature as follows:

                                                   DECEMBER 31, 2000
                          --------------------------------------------------------------------
                           LESS THAN       1-2         2-3       3-4       4-5
                            1 YEAR        YEARS       YEARS     YEARS     YEARS       TOTAL
                          -----------   ----------   -------   -------   -------   -----------
CDs of $100,000 or more  $   58,355    $   7,063    $  145    $  102    $  405    $   66,070
All other CDs                73,388       12,748       313       179       253        86,881
                          -----------   ----------   -------   -------   -------   -----------
     Total               $  131,743    $  19,811    $  458    $  281    $  658    $  152,951
                          ===========   ==========   =======   =======   =======   ===========

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(7) FHLB ADVANCES AND STOCK

The Bank is required to maintain an investment in the stock of FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank's residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater.

At December 31, 2000, the Bank's required investment in FHLB stock was $600. Purchases and sales of stock are made directly with the FHLB at par value. A summary of FHLB advances follows:

                                                             DECEMBER 31
                                                          2000            1999
                                                    ----------------    --------
Period end balance                                 $     10,000        $   --
Average balance                                           5,034            --
Maximum amount outstanding at any month end              10,000            --
Interest rate at period end                               6.75%            --
Average yield                                             6.71%            --
Maturity date                                       January 10, 2001       --

At December 31, 2000, the Bank had no overnight advances from the FHLB. Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. The Bank may borrow from the FHLB in amounts up to 15% of its total assets.

(8) INCOME TAXES

Federal income tax expense (benefit) consists of the following:

                                                            DECEMBER 31
                                                ----------------------------------
                                                  2000         1999         1998
                                                --------     --------     --------
Current tax expense                            $ 1,048      $   756      $   991
Deferred tax expense (benefit)                      14           67          (67)
                                                --------     --------     --------
     Total                                     $ 1,062      $   823      $   924
                                                ========     ========     ========

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax bases:

                                                   DECEMBER 31
                                              ----------------------
                                                 2000         1999
                                              ---------    ---------
Deferred tax assets:
     Loan loss allowances                    $    642     $    589
     Deferred compensation                         60           68
     Market value adjustment of investment
       securities available for sale               14           56
     Deferred loan fees                             7           --
                                              ---------    ---------
          Total deferred tax assets          $    723     $    713
Deferred tax liabilities:
     Premises and equipment                       269          183
     FHLB stock                                    76           58
     Deferred loan fees                            --           38
                                              ---------    ---------
          Total deferred tax liabilities     $    345     $    279
                                              ---------    ---------
          Deferred tax assets, net           $    378     $    434
                                              =========    =========

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

                                                                DECEMBER 31
                                                 ------------------------------------------
                                                     2000           1999           1998
                                                 ------------   ------------   ------------
Income tax expense at federal statutory rate    $     1,308    $    1,079     $    1,066
Interest income on tax-exempt securities              (235)          (247)          (216)
Other, net                                             (11)            (9)            74
                                                 ------------   ------------   ------------
     Total                                      $    1,062     $      823     $      924
                                                 ============   ============   ============

There was no valuation allowance for deferred tax assets as of December 31, 2000, 1999 and 1998. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $723 and $713 at December 31, 2000 and 1999, respectively, will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and, to a minor extent, future taxable income.

(9) EARNINGS PER SHARE

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                YEAR ENDED DECEMBER 31, 2000
                                                 ----------------------------------------------------------
                                                   INCOME      WEIGHTED AVERAGE SHARES    PER SHARE AMOUNT
                                                 -----------   ------------------------   -----------------
BASIC EPS
Income available to common shareholders         $   2,785              4,043,138           $    0.69
Effect of dilutive securities: stock options           --                192,675                  --
                                                 -----------      ------------------        -------------
DILUTED EPS                                     $   2,785              4,235,813           $    0.66
                                                 ===========      ==================        =============

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                             YEAR ENDED DECEMBER 31, 1999
                                              ----------------------------------------------------------
                                                INCOME      WEIGHTED AVERAGE SHARES    PER SHARE AMOUNT
                                              -----------   ------------------------   -----------------
BASIC EPS
Income available to common shareholders      $   2,352             4,142,953            $     0.57
Effect of dilutive securities: stock options        --               244,239                    --
                                              -----------      ------------------        -------------
DILUTED EPS                                  $   2,352             4,387,192            $     0.54
                                              ===========      ==================        =============

                                                             YEAR ENDED DECEMBER 31, 1998
                                              ----------------------------------------------------------
                                                INCOME      WEIGHTED AVERAGE SHARES    PER SHARE AMOUNT
                                              -----------   ------------------------   -----------------
BASIC EPS
Income available to common shareholders      $   2,212              3,525,883           $     0.63
Effect of dilutive securities: stock options        --                243,361                   --
                                              -----------      ------------------        -------------
DILUTED EPS                                  $   2,212              3,769,244           $     0.59
                                              ===========      ==================        =============

At December 31, 2000, 1999 and 1998 there were options to purchase 429,300, 493,700 and 508,700 shares of common stock outstanding, respectively, of which 98,550, 41,000 and 123,950 were antidilutive and therefore not included in the computation of diluted net income per share.

(10) EMPLOYEE BENEFIT PLANS

     (a) Severance Agreements

The Company has entered into contracts with seven senior officers that provide benefits under certain conditions following a termination without cause, following a change of control of the Company.

     (b) 401(k) Profit Sharing Plan

During 1993, the Board of Directors approved a 401(k) profit sharing plan. The plan covers substantially all full-time employees and many part-time employees once they meet the age and length of service requirements. Employees vest in the plan over a six year period. The 401(k) plan allows for a voluntary salary reduction, under which eligible employees are permitted to defer a portion of their salaries, with the Company contributing a percentage of the employee's contribution to the employee's account. In addition, the amount of the profit sharing is discretionary and determined each year by the Board of Directors.

The Company's contributions for the years ended December 31, 2000, 1999 and 1998 under the employee matching feature of the plan were $94, $80 and $64, respectively. This represents a match of the participating employees' salary deferral up to 50% of the first 5% of the compensation deferred in 2000, 1999 and 1998, respectively.

(11) SHAREHOLDERS' EQUITY

     (a) Stock Repurchase Plan

During the fiscal year 1999 the Company approved a stock repurchase plan which allows the Company to repurchase up to 210,000 shares of the Company's common stock. As of December 31, 2000, the Company had repurchased all 210,000 shares at an average price of $9.61.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

     (b) Stock Option Plan

In 1992, the Bank's shareholders approved the adoption of an employee stock option plan, providing for the award of up to 450,000 shares of Company common stock (as adjusted for stock splits) pursuant to nonqualified or incentive stock options to employees of the Bank at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank's shareholders approved the adoption of a director stock option plan, providing for the award of up to 150,000 shares of Company common stock (as adjusted for stock splits) pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the Bank's shareholders approved the transfer of both stock option plans to the Company.

In 1998 the shareholders of the Company approved the adoption of the 1998 stock option and restricted stock award plan, which allows for the award of up to 161,000 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. At December 31, 2000, there were 145,700 shares available under the 1998 Plan. The 1998 plan terminated the 1992 and 1993 plans as to further stock option grants.

Under these stock option plans, on the date of grant, the exercise price of nonqualified stock options must at least equal the Company's net book value per share issued, and the exercise price incentive stock options must at least equal the market value of the Company's common stock.

Stock options vest in 20% increments over five years and expire five years after they become fully vested.

The following table summarizes incentive stock option activity under the 1992 and 1998 plans:

                                                                    YEARS ENDED DECEMBER 31
                                       -------------------------------------------------------------------------------------
                                                  2000                         1999                          1998
                                       --------------------------   ---------------------------   --------------------------
                                                      WEIGHTED                      WEIGHTED                     WEIGHTED
                                                   AVERAGE OPTION                AVERAGE OPTION               AVERAGE OPTION
                                         SHARES         PRICE         SHARES         PRICE          SHARES         PRICE
                                       ----------  --------------   ----------   --------------   ----------  --------------
Balance at beginning of year             395,000   $     5.05         395,000    $    5.05          354,000   $     4.25
Options granted                               --           --              --           --           41,000        12.00
Less exercised                           (22,500)        2.93              --           --               --           --
Expired or canceled                      (21,500)       10.08              --           --               --           --
                                       ----------    ------------   ----------    -------------   ----------   -------------
Balance at end of year                   351,000   $     4.88         395,000    $    5.05          395,000   $     5.05
                                       ==========    ============   ==========    =============   ==========   =============

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

                                DECEMBER 31, 2000
---------------------------------------------------------------------------------
  TOTAL SHARES       VESTED SHARES       EXERCISE PRICE          EXPIRATION
----------------   -----------------   ------------------   ---------------------
     142,500             142,500            $   2.93          February 22, 2003
      22,500              22,500                3.07          March 24, 2004
      40,500              40,500                3.37          December 15, 2004
      45,000              45,000                4.08          December 31, 2005
       3,750               3,000                4.23          April 1, 2006
      25,500              20,400                5.37          December 31, 2006
      36,750              22,050                9.25          December 31, 2007
      34,500              13,800               12.00          December 31, 2008
   ---------           ---------
     351,000             309,750
   =========           =========

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

The following table summarizes stock option activity of the nonqualified shares under the 1993 director stock option plan:

                                                               YEARS ENDED DECEMBER 31
                                  ---------------------------------------------------------------------------------
                                             2000                        1999                       1998
                                  --------------------------  --------------------------  -------------------------
                                                 WEIGHTED                    WEIGHTED                   WEIGHTED
                                              AVERAGE OPTION              AVERAGE OPTION             AVERAGE OPTION
                                    SHARES        PRICE         SHARES        PRICE        SHARES        PRICE
                                  ----------  --------------  ----------  --------------  ---------  --------------
Balance at beginning of year        98,700     $    5.06       113,700     $    4.79       113,700    $    4.79
Less exercised                     (16,200)         3.10       (15,000)         3.02            --           --
Expired or canceled                 (4,200)         8.88            --            --            --           --
                                  ----------    ------------  ----------    ------------  ---------    ------------
Balance at end of year              78,300     $    5.27        98,700     $    5.06       113,700    $    4.79
                                  ==========    ============  ==========    ============  =========    ============

Financial data pertaining to outstanding nonqualified stock options under the 1993 plan were as follows:

                          DECEMBER 31, 2000
----------------------------------------------------------------------
TOTAL SHARES   VESTED SHARES    EXERCISE PRICE         EXPIRATION
------------   --------------   ---------------   --------------------
   33,750           33,750         $  3.00         February 22, 2003
   11,250           11,250            3.07         March 24, 2004
    6,000            6,000            4.08         December 31, 2005
   27,300           16,380            9.25         December 31, 2007
------------    ------------
   78,300           67,380
============    ============

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

                                               YEARS ENDED DECEMBER 31
                                     --------------------------------------------
                                         2000            1999            1998
                                     ------------    ------------    ------------
Net income, as reported             $    2,785      $    2,352      $    2,212
Net income, pro forma                    2,747           2,307           2,167
Basic EPS, as reported                    0.69            0.57            0.63
Basic EPS, pro forma                      0.68            0.56            0.61
Diluted EPS, as reported                  0.66            0.54            0.59
Diluted EPS, pro forma                    0.65            0.53            0.57

(12) REGULATORY CAPITAL MATTER

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

Risk-based capital guidelines issued by the Federal Deposit Insurance Corporation establish a risk adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank's Tier 1 capital is comprised primarily of common equity, and excludes the equity impact of adjusting available-for-sale

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

                                                                                       TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                           WHIDBEY ISLAND BANK    ADEQUACY PURPOSES       ACTION PROVISIONS
                                           --------------------  -------------------   -----------------------
                                                       ACTUAL               MINIMUM                   MINIMUM
                                             AMOUNT    RATIO       AMOUNT    RATIO        AMOUNT       RATIO
DECEMBER 31, 2000:                         -------------------   -------------------   -----------------------
Total risk-based capital (to
  risk-weighted assets)                   $  32,571    10.31%   $  25,267      8%      $  31,583        10%
Tier 1 capital (to risk-weighted assets)     29,907     9.47%      12,633      4%         18,950         6%
Leverage ratio                               29,907     8.54%      14,009      4%         17,511         5%

                                                                                      TO BE WELL CAPITALIZED
                                                                     FOR CAPITAL      UNDER PROMPT CORRECTIVE
                                           WHIDBEY ISLAND BANK    ADEQUACY PURPOSES      ACTION PROVISIONS
                                           --------------------  -------------------  -----------------------
                                                       ACTUAL               MINIMUM                 MINIMUM
DECEMBER 31, 1999:                           AMOUNT    RATIO      AMOUNT     RATIO       AMOUNT      RATIO
                                           -------------------   ------------------   -----------------------
Total risk-based capital (to
  risk-weighted assets)                   $  29,226    12.67%   $ 18,447       8%     $  23,059       10%
Tier 1 capital (to risk-weighted assets)     27,044    11.73%      9,224       4%        13,835        6%
Leverage ratio                               27,044     9.83%     10,999       4%        13,749        5%

In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank's net profits then on hand.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

     (e) Other Borrowed Funds

The fair value of other borrowed funds is considered equal to its book value due to the short-term nature of these items.

     (f) Off-Balance Sheet Financial Instruments

The fair value of off-balance sheet commitments to extend credit is considered equal to its notional amount due primarily to the short-term nature of these items.

The table below presents the book value amount of the Company's financial instruments and their corresponding fair values:

                                                               DECEMBER 31
                                           ----------------------------------------------------
                                                     2000                       1999
                                           ------------------------   -------------------------
                                           BOOK VALUE   FAIR VALUE    BOOK VALUE    FAIR VALUE
                                           ----------   -----------   -----------   -----------
Financial assets:
    Cash and due from banks               $   15,001   $   15,001    $   10,651    $   10,651
    Interest-earning deposits                  1,428        1,428         5,842         5,842
    Federal funds sold                           750          750         4,300         4,300
    FHLB stock                                   844          844           791           791
    Investment securities:
      available for sale                       4,995        4,995         6,373         6,373
    Investment securities:
      held to maturity                        21,491       21,466        24,090        23,787
    Loans                                    302,684      301,522       222,420       221,660
Financial liabilities:
    Deposits                                 317,776      317,072       254,475       254,000
    Other borrowed funds                      10,000       10,000            --            --
Off-balance sheet items:
    Loan commitments                          50,520       50,520        37,359        37,359
    Standby letters of credit                    273          273           109           109

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(14) WASHINGTON BANKING COMPANY INFORMATION

The summarized condensed financial information for Washington Banking Company (parent company only) are presented below:

                                                                 DECEMBER 31
                                                            ----------------------
                                                              2000         1999
                CONDENSED BALANCE SHEETS                    ---------    ---------
Assets:
     Cash and cash equivalents                             $   1,521    $   2,801
     Other assets                                                104           80
     Investment in subsidiary                                 29,881       26,936
                                                            ---------    ---------
               Total assets                                $  31,506       29,817
                                                            =========    =========

Liabilities - other                                        $       5    $      19
Shareholders' equity:
     Common stock                                             16,058       16,413
     Retained earnings                                        15,470       13,493
     Accumulated other comprehensive income, net                (27)        (108)
                                                            ---------    ---------
               Total shareholders' equity                     31,501       29,798
                                                            ---------    ---------
               Total liabilities and shareholders' equity  $  31,506    $  29,817
                                                            =========    =========

                                                     YEARS ENDED DECEMBER 31
                                                 --------------------------------
                                                   2000        1999        1998
        CONDENSED STATEMENTS OF INCOME           --------    --------    --------
Noninterest expense                             $   (226)    $  (268)    $   (99)
Income tax (expense) benefit                          32          30          (5)
                                                 --------    --------    --------
     Loss before undistributed earnings of
       subsidiary                                   (194)       (238)       (104)
Interest income                                      116         179         115
Undistributed earnings of subsidiary               2,863       2,411       2,201
                                                 --------    --------    --------
     Net income                                 $  2,785    $  2,352    $  2,212
                                                 ========    ========    ========

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

          CONDENSED STATEMENTS OF CASH FLOWS                      YEARS ENDED DECEMBER 31
                                                          ----------------------------------------
                                                             2000          1999           1998
                                                          -----------   -----------   ------------
Operating activities:
    Net income                                           $    2,785    $    2,352    $     2,212
    Adjustments to reconcile net income to net cash
       used in operating activities:
    Equity in undistributed earnings of subsidiaries         (2,895)       (2,442)        (2,201)
    Modification to stock award                                  79            --             --
    Other assets                                                  7             5            (38)
    Other liabilities                                           (14)           13              6
                                                          -----------   -----------   ------------
         Net cash used in operating activities                  (38)          (72)           (21)
                                                          -----------   -----------   ------------
Investing activities:
    Dividends received from subsidiary                           --            --            470
    Cash invested in subsidiary                                  --            --        (10,000)
                                                          -----------   -----------   ------------
         Net cash provided by (used in) investing
           activities                                            --            --         (9,530)
                                                          -----------   -----------   - -----------
Financing activities:
    Dividends paid to shareholders                             (808)         (664)          (482)
    Proceeds from exercise of stock options and stock
       issuances                                                116            46             --
    Repurchased and retired stock                              (550)       (1,469)            --
    Proceeds from stock issued                                   --            --         14,893
                                                          -----------   -----------   ------------
         Net cash provided by (used in) financing
           activities                                        (1,242)       (2,087)        14,411
                                                          -----------   -----------   ------------
         Increase in cash and cash equivalents               (1,280)       (2,159)         4,860
Cash and cash equivalents at beginning of year                2,801         4,960            100
                                                          -----------   -----------   ------------
Cash and cash equivalents at end of year                 $    1,521   $     2,801   $      4,960
                                                          ===========   ===========   ============

(15)   COMMITMENTS

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

The Company's future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

                           DECEMBER 31, 2000
                ----------------------------------------
                2001                    $        214
                2002                             192
                2003                             144
                2004                             134
                2005                             116
                Thereafter                     2,157
                                         --------------
                Total                   $      2,956
                                         ==============

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

Rent expense applicable to operating leases for the years ended December 31, 2000, 1999 and 1998 was $208, $214 and $178, respectively.

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

Commitments to extend credit are as follows:

                                                  DECEMBER 31, 2000
        -----------------------------------------------------------
        Loan commitments
             Fixed rate                             $     7,693
             Variable rate                               42,827
        Standby letters of credit                           273

     (c) Lines of Credit

The Company had unused lines of credit with the FHLB of $44.0 million at December 31, 2000. The Company also had unused lines of credit with financial institutions amounting to $12.1 million at December 31, 2000.

(16) CONTINGENCIES

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company's results of operations or financial condition.

(17) SUBSEQUENT EVENTS

On January 18, 2001, the Board of Directors declared a cash dividend of $0.06 per share for the first quarter of 2001.

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(18) SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Results of operations on a quarterly basis were as follows:

                                                           YEAR ENDED DECEMBER 31, 2000
                                                 -------------------------------------------------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                 ----------   ----------   ----------   ----------
Interest income                                 $   5,952    $   6,476    $   7,098    $   7,677
Interest expense                                    2,305        2,665        3,221        3,644
                                                 ----------   ----------   ----------   ----------
     Net interest income                            3,647        3,811        3,877        4,033
Provision for loan losses                            (326)        (400)        (300)        (500)
                                                 ----------   ----------   ----------   ----------
     Net interest income after provision for
       loan losses                                  3,321        3,411        3,577        3,533
Noninterest income                                    581          725          667          792
Noninterest expense                                 3,056        2,990        3,205        3,509
                                                 ----------   ----------   ----------   ----------
     Income before provision for income taxes         846        1,146        1,039          816
                                                 ----------   ----------   ----------   ----------
Provision for income taxes                           (229)        (314)        (268)        (251)
                                                 ----------   ----------   ----------   ----------
     Net income                                 $     617    $     832    $     771    $     565
                                                 ==========   ==========   ==========   ==========

Basic earnings per share                        $    0.15    $    0.21    $    0.19    $    0.14
Diluted earnings per share                           0.14         0.20         0.18         0.13
Cash dividends declared                              0.05         0.05         0.05         0.05

                                                           YEAR ENDED DECEMBER 31, 1999
                                                 -------------------------------------------------
                                                   FIRST        SECOND       THIRD        FOURTH
                                                  QUARTER      QUARTER      QUARTER      QUARTER
                                                 ----------   ----------   ----------   ----------
Interest income                                 $   4,122    $   4,478    $   4,971    $   5,505
Interest expense                                    1,446        1,588        1,814        2,168
                                                 ----------   ----------   ----------   ----------
     Net interest income                            2,676        2,890        3,157        3,337
Provision for loan losses                            (255)        (255)        (255)        (255)
                                                 ----------   ----------   ----------   ----------
     Net interest income after provision for
       loan losses                                  2,421        2,635        2,902        3,082
Noninterest income                                    628          663          557          605
Noninterest expense                                 2,384        2,491        2,706        2,737
                                                 ----------   ----------   ----------   ----------
     Income before provision for income taxes         665          807          753          950
                                                 ----------   ----------   ----------   ----------
Provision for income taxes                           (162)        (201)        (209)        (251)
                                                 ----------   ----------   ----------   ----------
     Net income                                 $     503    $     606    $     544    $     699
                                                 ==========   ==========   ==========   ==========

Basic earnings per share                        $    0.12    $    0.15    $    0.13    $    0.17
Diluted earnings per share                           0.11         0.14         0.12         0.16
Cash dividends declared                              0.04         0.04         0.04         0.04

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS IN ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

Information concerning directors of the Company is incorporated herein by reference to the section entitled "Election of Directors" beginning at page 3 of the Company's definitive Proxy Statement dated March 20, 2001 (the "Proxy Statement") for the annual meeting of shareholders to be held April 26, 2001.

The required information with respect to the executive officers of the Company is included under the caption "Executive Officers of the Company" in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled "Beneficial Ownership and Section 16(a) Reporting Compliance," beginning at page 14 of the Proxy Statement.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information concerning certain relationships and related transactions, see "Interest of Management in Certain Transactions" beginning at page 14 of the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

Financial Statements:

The following Financial Statements of the Company are located on pages 24 to 29 of this Form 10-K.

PAGE
----
 24     Independent Auditors' Report
 25     Consolidated Statements of Financial Condition--December 31,
        2000 and 1999
 26     Consolidated Statements of Income--Years ended December 31,
        2000, 1999 and 1998
 27     Consolidated Statements of Shareholders' Equity--Years ended
        December 31, 2000, 1999 and 1998
 27     Consolidated Statements of Comprehensive Income--Years ended
        December 31, 2000, 1999 and 1998
 28     Consolidated Statements of Cash Flows--Years ended December
        31, 2000, 1999 and 1998
 29     Notes to Consolidated Financial Statements

Exhibits:

See "Index of Exhibits" at page 51 of this Form 10-K.

Reports on Form 8-K:

None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of March, 2001.

                                                 WASHINGTON BANKING COMPANY
                                                        (Registrant)

                                                By /s/ Michal D. Cann
                                         ---------------------------------------
                                                      Michal D. Cann
                                                       President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on the 16th of March, 2001.

                                              Principal Executive Officer:

                                                 By /s/ Michal D. Cann
                                        ---------------------------------------
                                                     Michal D. Cann
                                                     President and
                                                Chief Executive Officer

                                              Principal Financial Officer:

                                                By /s/ Phyllis A. Hawkins
                                        ---------------------------------------
                                                   Phyllis A. Hawkins
                                                 Senior Vice President
                                                          and
                                                Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 16, 2001, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Jerry C. Chambers
Marlen L. Knutson
Karl C. Krieg, III
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Alvin J. Sherman
Edward J. Wallgren

                                                   By /s/ Michal D. Cann
                                                ----------------------------
                                                       Michal D. Cann
                                                      Attorney-in-fact
                                                       March 16, 2001

INDEX TO EXHIBITS

EXHIBIT NO.                        EXHIBIT DESCRIPTION
    3.1        Articles of Amendment to Articles of Incorporation of the
               Company(1)
    3.2        Amended and Restated Articles of Incorporation of the
               Company(1)
    3.3        Bylaws of the Company(1)

    4.1        Form of Common Stock Certificate(1)
    4.2        Stock Repurchase Plan(3)

   10.1        1992 Employee Stock Option Plan(1)
   10.2        1993 Director Stock Option Plan(1)
   10.3        1998 Stock Option and Restricted Stock Award Plan(2)
   10.4        Form of Severance Agreement(1)

   21          Subsidiaries of the Registrant

   23          Consent of KPMG LLP

   24          Power of Attorney

(1) Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2) Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3) Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.