Form 10-Q
period 2001-03-31
WASHINGTON BANKING CO
filed 2001-05-14
CIK 1058690

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

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

Yes [X]   No [ ]

         The number of shares of the issuer's Common Stock outstanding at May 10, 2001 was 4,055,250.

                               Table of Contents

                                                         PART I                                               Page
                                                                                                              ----
Item 1        Financial Statements
                  Condensed Consolidated Statements of Financial Condition -
                       March 31, 2001 and December 31, 2000                                                    1

                  Condensed Consolidated Statements of Income -
                       Three Months Ended March 31, 2001 and 2000                                              2

                  Condensed Consolidated Statements of Shareholders' Equity -
                       Three Months Ended March 31, 2001                                                       3

                  Condensed Consolidated Statements of Comprehensive Income -
                       Three Months Ended March 31, 2001 and 2000                                              3

                  Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2001 and 2000                                              4

                  Notes to Condensed Consolidated Financial Statements                                         5

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations            7

Item 3        Quantitative and Qualitative Disclosures about Market Risk                                      12

                                                         PART II
Item 6        Exhibits and Reports on Form 8-K                                                                13
                  Signatures

                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                      March 31, 2001 and December 31, 2000
                  (Dollars in thousands, except per share data)

                                                                                  March 31,         December 31,
                                  Assets                                            2001                2000
                                                                               ---------------    ----------------
                                                                                 (unaudited)
Cash and due from banks ($976 and $1,158, respectively, are restricted)      $        13,455    $        15,001
Interest-earning deposits                                                              4,223              1,428
Federal funds sold                                                                     7,400                750
                                                                               ---------------    ----------------
     Total cash and cash equivalents                                                  25,078             17,179
                                                                               ---------------    ----------------
Federal Home Loan Bank stock                                                             857                844
Deferred compensation plan                                                                77                 --
Investment securities available for sale                                               5,601              4,995
Investment securities held to maturity                                                19,881             21,491
                                                                               ---------------    ----------------
     Total investment securities                                                      26,416             27,330
                                                                               ---------------    ----------------
Loans receivable, net                                                                322,415            299,998
Premises and equipment, net                                                           13,790             13,730
Other real estate owned                                                                  124                124
Deferred tax asset                                                                       343                378
Other assets                                                                           2,837              2,906
                                                                               ---------------    ----------------
              Total assets                                                   $       391,003    $       361,645
                                                                               ===============    ================
                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                $       356,562    $       317,776
     Other borrowed funds                                                                 --             10,000
     Other liabilities                                                                 2,312              2,368
                                                                               ---------------    ----------------
              Total liabilities                                                      358,874            330,144
                                                                               ---------------    ----------------
Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value.  Authorized 10,000,000 shares:
        issued and outstanding 4,032,750 and 4,032,750
        shares at March 31, 2001 and December 31, 2000, respectively                  16,058             16,058
     Retained earnings                                                                16,029             15,470
     Accumulated other comprehensive income (loss), net                                   42                (27)
                                                                               ---------------    ----------------
              Total shareholders' equity                                              32,129             31,501
Commitments and contingencies                                                  ---------------    ----------------
              Total liabilities and shareholders' equity                     $       391,003    $       361,645
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
             Three months ended March 31, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Three Months Ended March 31,
                                                                                    2001               2000
                                                                               ---------------    ----------------
Interest income:
     Interest and fees on loans                                              $        7,440     $        5,485
     Interest on taxable investment securities                                          130                186
     Interest on tax-exempt investment securities                                       201                201
     Other                                                                               63                 80
                                                                               ---------------    ----------------
              Total interest income                                                   7,834              5,952
Interest expense                                                                      3,758              2,305
                                                                               ---------------    ----------------
              Net interest income                                                     4,076              3,647
Provision for loan losses                                                              (405)              (326)
                                                                               ---------------    ----------------
              Net interest income after provision for loan losses                     3,671              3,321
Noninterest income:
     Service charges and fees                                                           404                388
     Other                                                                              527                193
                                                                               ---------------    ----------------
              Total noninterest income                                                  931                581
Noninterest expense:
     Salaries and benefits                                                            2,121              1,789
     Occupancy                                                                          657                575
     Office supplies and printing                                                       124                139
     Data processing                                                                     83                 81
     Consulting and professional fees                                                    55                 41
     Other                                                                              464                431
                                                                               ---------------    ----------------
              Total noninterest expense                                               3,504              3,056
                                                                               ---------------    ----------------
              Income before income taxes                                              1,098                846
Provision for income taxes                                                             (297)              (229)
                                                                               ---------------    ----------------
              Net income                                                     $          801     $          617
                                                                               ===============    ================

Net income per share, basic                                                  $         0.20     $         0.15
                                                                               ===============    ================
Net income per share, diluted                                                $         0.19     $         0.14
                                                                               ===============    ================

Average number of shares outstanding, basic                                       4,032,750          4,063,900
Average number of shares outstanding, diluted                                     4,226,103          4,283,905

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                  Three months ended March 31, 2001 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                         Accumulated
                                                Common stock                                other               Total
                                          --------------------------    Retained        comprehensive       shareholders'
                                             Shares        Amount       earnings      income (loss), net       equity
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at December 31, 2000                 4,033    $    16,058   $    15,470    $         (27)       $      31,501
Net income                                       --             --           801               --                  801
Net change in unrealized gain (loss)
     on securities available for sale            --             --            --               69                   69
Cash dividend, $0.06 per share                   --             --          (242)              --                 (242)
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at March 31, 2001                    4,033    $    16,058   $    16,029    $          42        $      32,129
                                          =============  ===========   ============   ==================   ================

See accompanying notes to condensed consolidated financial statements.




                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Income
             Three months ended March 31, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                               Three Months Ended March 31,
                                                                                  2001              2000
                                                                              -----------       -----------
Net income                                                                  $      801        $      617
Increase (decrease) in unrealized gain (loss) on securities
     available for sale, net of tax $35 and $5, respectively                        69                (9)
                                                                              -----------       -----------
Comprehensive income                                                        $      870        $      608
                                                                              ===========       ===========

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                 Three Months Ended March 31,
                                                                                   2001                2000
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $         801        $         617
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                       (13)                 (13)
         Amortization of investment premiums, net                                       8                   10
         Provision for loan losses                                                    405                  326
         Depreciation of premises and equipment                                       289                  259
         Net gains on sale of premises and equipment and real estate                   (8)                  --
         Net (increase) decrease in other assets                                       69                 (307)
         Net decrease in other liabilities                                            (56)                (317)
                                                                              ---------------      --------------
                  Net cash provided by operating activities                         1,495                  575
                                                                              ---------------      --------------
Cash flows from investing activities:
     Maturities of investment securities available for sale                           500                  500
     Maturities of investment securities held to maturity                             600                1,610
     Net increase in deferred compensation plan                                       (77)                  --
     Net increase in loans                                                        (22,822)             (17,815)
     Purchases of premises and equipment                                             (349)                (332)
     Proceeds from the sale of premises and equipment and real estate                   8                    1
                                                                              ---------------      --------------
                  Net cash used in investing activities                           (22,140)             (16,036)
                                                                              ---------------      --------------
Cash flows from financing activities:
     Net increase in deposits                                                      38,786                 (148)
     Net decrease in other borrowed funds                                         (10,000)                  --
     Net increase in federal funds purchased                                           --               11,200
     Dividends paid on common stock                                                  (242)                (203)
     Proceeds from stock options exercised                                             --                   22
     Repurchase of common stock                                                        --                 (135)
                                                                              ---------------      --------------
                  Net cash provided by financing activities                        28,544               10,736
                                                                              ---------------      --------------
                  Net increase (decrease) in cash and cash equivalents              7,899               (4,725)
Cash and cash equivalents at beginning of period                                   17,179               20,793
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      25,078        $      16,068
                                                                              ===============      ==============

Supplemental information:
     Cash paid for interest                                                 $       3,689        $       2,422
     Cash paid for taxes                                                              150                  200

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


(1) Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

Washington Banking Company ("WBCO" or "Company"), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates

   (c) Recently Issued Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. In June 2000, the FASB issued SFAS Statement No. 138 ("SFAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133, which makes minor modifications to SFAS
133. The adoption of these statements by the Company did not materially affect the results of operations or financial condition of the Company. During the first quarter of 2001, the Company transferred $1.0 million of securities from held to maturity to available for sale.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)

In September 2000, FASB issued Statement No. 140 ("SFAS 140"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS 125 of the same title. This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement by the Company did not materially affect the results of operations or financial condition of the Company.

(2)   Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                      Three Months Ended March 31, 2001
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
       Basic EPS
       Income available to common shareholders           $      801                4,032,750        $      0.20
       Effect of dilutive securities: stock options              --                  193,353                --
                                                           --------------    ---------------------    --------------
       Diluted EPS                                       $      801                4,226,103        $      0.19
                                                           ==============    =====================    ==============


                                                                      Three Months Ended March 31, 2000
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
       Basic EPS
       Income available to common shareholders           $      617                4,063,900        $      0.15
       Effect of dilutive securities: stock options              --                  220,005                --
                                                           --------------    ---------------------    --------------
       Diluted EPS                                       $      617                4,283,905        $      0.14
                                                           ==============    =====================    ==============

At March 31, 2001 and 2000 there were options to purchase 429,300 and 486,200 shares of common stock outstanding, respectively, of which 98,550 and 123,950 were antidilutive and therefore not included in the computation of diluted net income per share.

(3) Subsequent Event

On April 26, 2001, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of May 10, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.
--------------------------------------------------------------------------------

Overview

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state-chartered bank. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Headquartered in Oak Harbor, the Company's primary market area is the fast-growing, increasingly diversified region located between Vancouver, BC, and Seattle in northwestern Washington. WBCO's business includes commercial loan, real estate loan and construction loan portfolios. The Company is active in the consumer banking field and provides personal and consumer-oriented loan programs. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc.

The Company continued its strategy of growth and enhancing its market penetration throughout 2000. This resulted in the addition of two offices in Mount Vernon (Skagit County)--a grocery store branch and a real estate loan production office--as well as a full-service temporary branch on a future building site in the Bakerview area of Bellingham (Whatcom County).

Following the relocations of two branch offices and some recent administrative consolidations, the Company has three vacant properties for sale. Management expects these changes will lower occupancy expenses.

With its primary geographic expansion completed, the Company has turned its focus to improving profitability. Management has placed its emphasis on improving efficiencies and controlling overhead expenses, while maintaining asset quality and providing high caliber customer service.

Financial Condition

Total assets increased to $391.0 million at March 31, 2001 from $361.6 million at December 31, 2000, an increase of 8.1%. Net loans totaled $322.4 million at March 31, 2001, an increase of 7.5% from $300.0 million at December 31, 2000. Deposits increased 12.2% to $356.6 million at March 31, 2001 from $317.8 million at December 31, 2000.

The Company's shareholders' equity increased to $32.1 million at March 31, 2001 from $31.5 million at December 31, 2000. The small increase reflects earnings offset by the payment of cash dividends of $242,000 during the first three months of 2000.

The Company's allowance for loan losses was $3.0 million at March 31, 2001 and $2.7 million at December 31, 2000, representing 0.92% and 0.88% of total loans, respectively. Nonperforming assets amounted to $2.2 million at March 31, 2001, or 0.56% of total assets, compared to $1.4 million or 0.37% at December 31, 2000.


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

Net income for the first quarter of 2001 increased 29.8% to $801,000 or $0.19 per diluted share, from $617,000, or $0.14 per diluted share, for the first quarter of 2000. The increase was primarily due to net interest income and secondary market fees.

Net Interest Income

Net interest income for the first quarter of 2001 increased 11.8% to $4.1 million from $3.6 million for the first quarter of 2000. The increase in net interest income is largely due to the overall growth of the Company.

Average interest-earning assets for the first quarter increased to $342.4 million at March 31, 2001, compared to $264.0 million at March 31, 2000, a growth of 29.7%, while the average yield on interest-earning assets increased to 9.23% compared to 9.12% in first quarter of the prior year. The average yield on loans decreased to 9.57% for the quarter ended March 31, 2001 from 9.59% for the quarter ended March 31, 2000. The average cost of interest-bearing liabilities increased in the first quarter of 2001 to 5.06% from 4.19% for the quarter ended March 31, 2000. Average interest-bearing liabilities for the quarter increased to $297.0 million at March 31, 2001 compared to $220.0 million at March 31, 2000, a growth of 34.9%. The overall result of these changes was a decrease in the net interest spread to 4.17% for the quarter ended March 31, 2001 from 4.93% for the quarter ended March 31, 2000.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 4.84% in the first quarter of 2001 from 5.63% in the first quarter of 2000.

Noninterest Income and Expense

Noninterest income increased $350,000, or 60.2%, in the first quarter of 2001 compared to the same period in 2000, reflecting the increase in fees received on real estate loans originated for third parties due to a more favorable 2001 mortgage loan market.

Noninterest expense increased $448,000, or 14.7%, in the first quarter of 2001. Two major components of noninterest expense, employee compensation and occupancy, increased 18.6% and 14.3% respectively, for the quarter compared with the same period in 2000. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 69.98% for the first quarter 2001 compared to 72.28% for the same period in 2000.

Income Taxes

For the first quarter of 2001, the Company recorded an income tax provision of $297. The overall effective tax rate is approximately 27% for the three months ended March 31, 2001 and 2000. The difference between the expected federal statutory rate of 34% and the actual effective tax rate of 27% is primarily due to tax-exempt interest income from municipal investments.

Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:

                                               March 31, 2001                    December 31, 2000
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $     110,810          34.0%        $    105,410           34.8%
Real estate mortgages:
  One-to-four family residential             35,034          10.8%              31,766           10.5%
  Five-or-more family
    residential and commercial               41,318          12.7%              39,300           13.0%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgage       $      76,352          23.5%        $     71,066           23.5%

Real estate construction                     31,025           9.5%              28,036            9.3%
Consumer                                    107,224          33.0%              98,172           32.4%
                                       ---------------  --------------     -------------------------------
  Subtotal                            $     325,411         100.0%        $    302,684          100.0%
                                                        ==============                      ==============
Less: allowance for loans losses             (3,004)                            (2,664)
Deferred loan fees                                8                                (22)
                                       ---------------                     ---------------
Loans, net                            $     322,415                       $    299,998
                                       ===============                     ===============

Total loans, net, increased to $322.4 million at March 31, 2001, representing a 7.5% increase from year-end 2000. Total commercial, real estate mortgage, real estate construction and consumer loans increased 5.1%, 7.4%, 10.7% and 9.2%, respectively, at March 31, 2001 from year-end 2000. These changes reflect seasonal trends, the Company's geographical expansion and increased average loan size resulting in solid growth from its various market areas and diversified customer base.

Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:


    (Dollars in thousands)                                           March 31, 2001           December 31, 2000
                                                                  ----------------------    -----------------------
    Nonaccrual loans                                            $            2,005        $            1,152
    Restructured loans                                                          77                        77
                                                                  ----------------------    -----------------------
     Total nonperforming loans                                               2,082                     1,229
    Real estate owned                                                          124                       124
                                                                  ----------------------    -----------------------
     Total nonperforming assets                                              2,206                     1,353
                                                                  ======================    =======================

    Accruing loans past due => 90 days                                          --                        --
    Potential problem loans                                                     --                        --
    Allowance for loan losses                                                3,004                     2,664

    Nonperforming loans to loans                                             0.64%                     0.41%
    Allowance for loan losses to loans                                       0.92%                     0.88%
    Allowance for loan losses to nonperforming loans                       144.28%                   216.76%
    Nonperforming assets to total assets                                     0.56%                     0.37%

Nonperforming loans increased to $2.1 million, or 0.64% of total loans, at March 31, 2001 from $1.2 million or 0.41% of total loans, at December 31, 2000 due to a small number of borrowing relationships that were added to nonaccrual loans. The current loan loss reserve of $3.0 million represents 144.28% of nonperforming loans as compared to 216.76% of nonperforming loans at December 31, 2000. The loan loss reserve is 0.92% of total loans at March 31, 2001 as compared to 0.88% at December 31, 2001.

Provision and Allowance for Loan Losses

The Company recorded a $405,000 provision for loan losses for the first quarter of 2001, compared with $326,000 for the same period a year ago. There were $65,000 in net loan charge-offs during the first quarter of 2001, compared to $146,000 in net charge-offs for the same period in 2000.

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

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:

                                             Three Months Ended March 31
(Dollars in thousands)                      2001                     2000
                                       ---------------        -----------------

Balance at beginning of period      $       2,664           $       2,182
Charge-offs:
      Commercial                              (26)                    (86)
      Real estate                             (15)                     --
      Consumer                                (62)                    (85)
                                      ----------------        -----------------
      Total charge-offs             $        (103)          $        (171)

Recoveries:
      Commercial                               31                       2
      Real estate                              --                      --
      Consumer                                  7                      23
                                      ----------------        -----------------
      Total recoveries              $          38           $          25
                                      ----------------        -----------------
Net charge-offs                               (65)                   (146)
Provision for loan losses                     405                     326
                                      ----------------        -----------------
Balance at end of period            $       3,004           $       2,362
                                      ================        =================

Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at March 31, 2001 the Company had a line of credit with the Federal Home Loan Bank ("FHLB") of $58.5 million and lines of credit with financial institutions in the amount of $12.1 million, with no advances on these lines of credit at March 31, 2001.

Total deposits increased 12.2% to $356.6 million at March 31, 2001 from $317.8 million at December 31, 2000. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity. The Company also expects to continue to use FHLB advances to supplement funding sources.

Capital

The Company's shareholders' equity increased to $32.1 million at March 31, 2001 from $31.5 million at December 31, 2000. This increase is due to net income of $801,000 and an increase in unrealized gain on available-for-sale securities of $69,000, net of tax, offset by the payment of cash dividends of $242,000 during the first three months ended March 31, 2001. Total assets increased to $391.0 million at March 31, 2001 from $361.6 million at December 31, 2000, an increase of 8.1%. Shareholders' equity to total assets was 8.2% at March 31, 2001 compared to 8.7% at December 31, 2000.

Banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 4%. At March 31, 2001, the Company's leverage ratio was 8.31%, compared with 8.54% at December 31, 2000. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. The Company's Tier I and total capital ratios were 9.07% and 9.96%, respectively, at March 31, 2001, compared with 9.47% and 10.31%, respectively, at December 31, 2000.

The FDIC established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. To qualify as "well-capitalized," banks must have a Tier I risk-adjusted capital ratio of at least 6%, a total risk-adjusted capital ratio of at least 10%, and a leverage ratio of at least 5%. Whidbey Island Bank qualified as "well-capitalized" at March 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 2001, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to the Company's Form 10-K for year ended December 31, 2000.

                                     PART II


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY



Date: May 11, 2001                                   By   /s/  Michal D. Cann
                                                         --------------------
                                                           Michal D. Cann
                                                            President and
                                                      Chief Executive Officer


Date: May 11, 2001                                   By   /s/ Phyllis A. Hawkins
                                                         -----------------------
                                                          Phyllis A. Hawkins
                                                      Senior Vice President and
                                                       Chief Financial Officer