Form 10-Q
period 2001-06-30
WASHINGTON BANKING CO
filed 2001-08-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or l5 (d) of the Securities Exchange
            Act of 1934 for the quarterly period ended June 30, 2001

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

Yes [X]   No [ ]

          The number of shares of the issuer's Common Stock outstanding at August 10, 2001 was 4,055,250.

                                Table of Contents

                                                          PART I                                             Page
                                                                                                             ----
Item 1        Financial Statements
                  Condensed Consolidated Statements of Financial Condition -
                       June 30, 2001(unaudited) and December 31, 2000                                          1

                  Condensed Consolidated Statements of Income -
                       Three and Six Months Ended June 30, 2001 and 2000 (unaudited)                           2

                  Condensed Consolidated Statements of Shareholders' Equity -
                       Six Months Ended June 30, 2001 (unaudited)                                              3

                  Condensed Consolidated Statements of Comprehensive Income -
                       Three and Six Months Ended June 30, 2001 and 2000 (unaudited)                           3

                  Condensed Consolidated Statements of Cash Flows -
                       Six Months Ended June 30, 2001 and 2000 (unaudited)                                     4

                  Notes to Condensed Consolidated Financial Statements                                         5
                       Six Months Ended June 30, 2001 and 2000 (unaudited)

Item 2        Management's Discussion and Analysis of Financial Condition and Results of Operations            8
Item 3        Quantitative and Qualitative Disclosures about Market Risk                                      17


                                                         PART II

Item 4        Submission of Matters to a Vote of Security Holders                                             17
Item 6        Exhibits and Reports on Form 8-K                                                                17
                  Signatures

                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                       June 30, 2001 and December 31, 2000
                  (Dollars in thousands, except per share data)

                                                                                  June 30,         December 31,
                                  Assets                                            2001               2000
                                                                               ---------------    ----------------
                                                                                 (unaudited)
Cash and due from banks                                                      $        17,061    $        15,001
      ($1,569 and $1,158, respectively, are restricted)
Interest-earning deposits                                                                994              1,428
Federal funds sold                                                                        --                750
                                                                               ---------------    ----------------
     Total cash and cash equivalents                                                  18,055             17,179
                                                                               ---------------    ----------------

Federal Home Loan Bank stock                                                             872                844
Investment securities available for sale                                               4,621              4,995
Investment securities held to maturity                                                19,673             21,491
                                                                               ---------------    ----------------
     Total investment securities                                                      25,166             27,330
                                                                               ---------------    ----------------

Loans receivable, net                                                                345,772            299,998
Premises and equipment, net                                                           13,769             13,730
Other real estate owned                                                                  124                124
Deferred tax asset                                                                       336                378
Other assets                                                                           2,884              2,906
                                                                               ---------------    ----------------
              Total assets                                                   $       406,106    $       361,645
                                                                               ===============    ================

                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                $       345,075    $       317,776
     Federal funds purchased                                                          16,000                 --
     Federal Home Loan Bank advances                                                  10,000             10,000
     Other liabilities                                                                 1,982              2,368
                                                                               ---------------    ----------------
              Total liabilities                                                      373,057            330,144
                                                                               ---------------    ----------------
Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value.  Authorized 10,000,000 shares:
        issued and outstanding 4,055,250 and 4,032,750
        shares at June 30, 2001 and December 31, 2000, respectively                   16,124             16,058
     Retained earnings                                                                16,870             15,470
     Accumulated other comprehensive income (loss), net                                   55                (27)
                                                                               ---------------    ----------------
              Total shareholders' equity                                              33,049             31,501
Commitments and contingencies                                                  ---------------    ----------------
              Total liabilities and shareholders' equity                     $       406,106    $       361,645
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
          Three and six months ended June 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)


                                                             Three Months Ended          Six Months Ended
                                                                June 30,                     June 30,
                                                           2001         2000             2001          2000
                                                        -----------  -----------      -----------   -----------
Interest income:
     Interest and fees on loans                       $     7,900  $     6,064      $   15,340    $   11,549
     Interest on taxable investment securities                115          164             245           350
     Interest on tax-exempt investment securities             198          203             398           404
     Other                                                     49           45             113           125
                                                        -----------  -----------      -----------   -----------
           Total interest income                            8,262        6,476          16,096        12,428
Interest expense                                            3,593        2,665           7,351         4,970
                                                        -----------  -----------      -----------   -----------
           Net interest income                              4,669        3,811           8,745         7,458
Provision for loan losses                                    (655)        (400)         (1,060)         (726)
                                                        -----------  -----------      -----------   -----------
           Net interest income after
              provision for loan losses                     4,014        3,411           7,685         6,732
Noninterest income:
     Service charges and fees                                 437          454             841           857
     Other                                                    648          271           1,174           449
                                                        -----------  -----------      -----------   -----------
           Total noninterest income                         1,085          725           2,015         1,306
Noninterest expense:
     Salaries and benefits                                  2,104        1,729           4,224         3,518
     Occupancy                                                678          563           1,335         1,138
     Office supplies and printing                             138          101             263           240
     Data processing                                           81           82             163           163
     Consulting and professional fees                          67           58             122            99
     Other                                                    547          457           1,011           888
                                                        -----------  -----------      -----------   -----------
           Total noninterest expense                        3,615        2,990           7,118         6,046
                                                        -----------  -----------      -----------   -----------
           Income before income taxes                       1,484        1,146           2,582         1,992
Provision for income taxes                                   (400)        (314)           (697)         (543)
                                                        -----------  -----------      -----------   -----------
           Net income                                 $     1,084  $       832      $    1,885    $    1,449
                                                        ===========  ===========      ===========   ===========

Net income per share, basic                           $      0.27  $      0.21      $     0.47    $     0.36
                                                        ===========  ===========      ===========   ===========
Net income per share, diluted                         $      0.26  $      0.20      $     0.45    $     0.34
                                                        ===========  ===========      ===========   ===========

Average number of shares outstanding, basic              4,047,097    4,046,691        4,040,043     4,054,252
Average number of shares outstanding, diluted            4,233,794    4,249,886        4,223,131     4,258,502


See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                   Six months ended June 30, 2001 (unaudited)
            (Dollars and shares in thousands, except per share data)





                                                Common stock                          Accumulated other         Total
                                          --------------------------    Retained        comprehensive       shareholders'
                                             Shares        Amount       earnings     income (loss), net        equity
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at December 31, 2000                 4,033    $    16,058   $    15,470    $         (27)       $      31,501
Net income                                       --             --         1,885               --                1,885
Net change in unrealized gain
     on securities available for sale            --             --            --               82                   82
Cash dividend, $0.12 per share                   --             --          (485)              --                 (485)
Stock options exercised                          22             66            --               --                   66
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at June 30, 2001                     4,055    $    16,124   $    16,870    $          55        $      33,049
                                          =============  ===========   ============   ==================   ================

See accompanying notes to condensed consolidated financial statements.






                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Income
          Three and six months ended June 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)



                                                      Three Months Ended              Six Months Ended
                                                           June 30,                       June 30,
                                                      2001           2000            2001           2000
                                                  ------------   ------------    ------------   ------------
Net income                                      $    1,084     $      832      $    1,885     $     1,449
Increase in unrealized gain on securities
     available for sale, net of tax
     $7, $5, $42 and $0, respectively                   13              9              82              --
                                                  ------------   ------------    ------------   ------------
Comprehensive income                            $    1,097     $      841      $    1,967     $     1,449
                                                  ============   ============    ============   ============

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
               Six months ended June 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                  Six Months Ended June 30,
                                                                                   2001                2000
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $       1,885        $       1,449
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                       (28)                 (26)
         Amortization of investment premiums, net                                      16                   21
         Provision for loan losses                                                  1,060                  726
         Depreciation of premises and equipment                                       600                  520
         Net gains on sale of premises and equipment and real estate                  (32)                  --
         Net (increase) decrease in other assets                                       22                 (480)
         Net increase (decrease) in other liabilities                                (386)                  61
                                                                              ---------------      --------------
                  Net cash provided by operating activities                         3,137                2,271
                                                                              ---------------      --------------

Cash flows from investing activities:
     Maturities of investment securities available for sale                         1,500                1,500
     Maturities of investment securities held to maturity                             800                1,610
     Net increase in loans                                                        (46,834)             (42,203)
     Purchases of premises and equipment                                             (704)                (596)
     Proceeds from the sale of premises and equipment and real estate                  97                   --
                                                                              ---------------      --------------
                  Net cash used in investing activities                           (45,141)             (39,689)
                                                                              ---------------      --------------

Cash flows from financing activities:
     Net increase in deposits                                                      27,299               14,223
     Net increase in Federal Home Loan Bank advances                                   --               16,080
     Net increase in federal funds purchased                                       16,000                5,000
     Dividends paid on common stock                                                  (485)                (406)
     Proceeds from stock options exercised                                             66                   66
     Repurchase of common stock                                                        --                 (454)
                                                                              ---------------      --------------
                  Net cash provided by financing activities                        42,880               34,509
                                                                              ---------------      --------------
                  Net increase (decrease) in cash and cash equivalents                876               (2,909)
Cash and cash equivalents at beginning of period                                   17,179               20,793
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      18,055        $      17,884
                                                                              ===============      ==============

Supplemental information:
     Cash paid for interest                                                 $       8,949        $       4,882
     Cash paid for taxes                                                              925                  400


See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


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

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

   (c) Recently Issued Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The provisions of SFAS 142 will be adopted by the Company on January 1, 2002. We do not expect that the adoption of this statement will have a material effect on our results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivatives to be recorded on the balance sheet at fair value and establishes accounting standards for different types of hedging activities, including fair value hedges, cash flow hedges and hedges of foreign currency exposures. In May 1999, the FASB delayed the effective date of SFAS 133 to fiscal years beginning after June 15, 2000 with interim reporting required. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," an amendment of FASB Statement No. 133, which makes minor modifications to SFAS 133. The adoption of these statements by the Company did not materially affect the results of operations or financial condition of the Company. During the first quarter of 2001, the Company transferred $1.0 million of securities from held to maturity to available for sale.


(2)   Borrowing Arrangements

At June 30, 2001, the Company had a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") of $60.8 million, of which there was $10.0 million advanced in other borrowed funds and $7.0 million in overnight funds. The Company also had lines of credit with correspondent financial institutions in the amount of $13.0 million, of which there were $9.0 million in federal funds purchased advanced.

(3)   Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                                Three Months Ended June 30, 2001
                                                        ------------------------------------------------------
                                                                              Weighted            Per share
                                                           Income          average shares          amount
                                                        ------------    --------------------    --------------
    Basic EPS
    Income available to common shareholders           $    1,084              4,047,097       $      0.27
    Effect of dilutive securities: stock options              --                186,697             (0.01)
                                                        ------------    --------------------    --------------
    Diluted EPS                                       $    1,084              4,233,794       $      0.26
                                                        ============    ====================    ==============


                                                                    Three Months Ended June 30, 2000
                                                        ------------------------------------------------------
                                                                              Weighted            Per share
                                                           Income          average shares          Amount
                                                        ------------    --------------------    --------------
    Basic EPS
    Income available to common shareholders           $      832              4,046,691       $      0.21
    Effect of dilutive securities: stock options              --                203,195             (0.01)
                                                        ------------    --------------------    --------------
    Diluted EPS                                       $      832              4,249,886       $      0.20
                                                        ============    ====================    ==============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


                                                                     Six Months Ended June 30, 2001
                                                        ------------------------------------------------------
                                                                              Weighted            Per share
                                                           Income          average shares          Amount
                                                        ------------    --------------------    --------------
    Basic EPS
    Income available to common shareholders           $    1,885              4,040,043       $      0.47
    Effect of dilutive securities: stock options              --                183,088             (0.02)
                                                        ------------    --------------------    --------------
    Diluted EPS                                       $    1,885              4,223,131       $      0.45
                                                        ============    ====================    ==============


                                                                     Six Months Ended June 30, 2000
                                                        ------------------------------------------------------
                                                                              Weighted            Per share
                                                           Income          average shares          amount
                                                        ------------    --------------------    --------------
    Basic EPS
    Income available to common shareholders           $    1,449              4,054,252       $      0.36
    Effect of dilutive securities: stock options              --                204,250             (0.02)
                                                        ------------    --------------------    --------------
    Diluted EPS                                       $    1,449              4,258,502       $      0.34
                                                        ============    ====================    ==============


At June 30, 2001 and 2000 there were options to purchase 406,800 and 469,700 shares of common stock outstanding, respectively, of which 98,550 and 122,450 were antidilutive and therefore not included in the computation of diluted net income per share.

(4)   Subsequent Event

On July 19, 2001, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of August 3, 2001, payable on August 20, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


--------------------------------------------------------------------------------
Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.
--------------------------------------------------------------------------------


Overview

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state- chartered bank. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Headquartered in Oak Harbor, the Company's primary market area is the fast-growing, increasingly diversified region located between Vancouver, BC, and Seattle in northwestern Washington. WBCO's business includes commercial loan, real estate loan and construction loan portfolios. The Company is active in the consumer banking field and provides personal and consumer-oriented loan programs. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc.

The Company's strategy has been to build a strong geographical presence within its principal market area while inducing growth through market penetration and providing premier personal service. Following the relocations of two Oak Harbor branch offices and recent administrative consolidations, the Company currently has two vacant properties for sale. Construction of a new building in the Bakerview area of Bellingham (Whatcom County) is expected to be completed by fall 2001. Management believes the building, which replaces the temporary branch that was opened in August 2000 at the same site, will enhance the Company's presence and complement the existing Bellingham location.

Continuing the strategy of expanding into appropriate market areas, the Company purchased a potential future building site in Stanwood (Snohomish County) and is in the process of evaluating the feasibility of a branch at this location.. Management believes this location will enhance customer service by providing easier branch access and more convenient availability of services.

The Company has leased real property in Anacortes under a Lease with Option to Purchase agreement since February 1997. The Company recently gave notice that it intends to exercise its option to purchase the land and earnest money has been placed in an escrow account. The sale is expected to close during the third quarter of 2001.

With the primary physical locations established, the Company's strategy is to turn the focus toward improving profitability. Emphasis has also been placed on maintaining asset quality, improving internal operating systems, and delivering products and services more efficiently.


Financial Condition

Total assets increased to $406.1 million at June 30, 2001 from $361.6 million at December 31, 2000, an increase of 12.3%. Net loans totaled $345.8 million at June 30, 2001, an increase of 15.3% from $300.0 million at December 31, 2000. Deposits increased 8.6% to $345.1 million at June 30, 2001 from $317.8 million at December 31, 2000.

The Company's shareholders' equity increased to $33.0 million at June 30, 2001 from $31.5 million at December 31, 2000. The increase reflects earnings, an increase in unrealized gain on available-for-sale securities of $82,000 and the excise of stock options of $66,000 offset by the payment of cash dividends of $485,000 during the first six months of 2001.

The Company's allowance for loan losses was $3.4 million at June 30, 2001 and $2.7 million at December 31, 2000, representing 0.97% and 0.88% of total loans, respectively. Nonperforming assets were $2.2 million on June 30, 2001, or 0.54% of total assets, compared to $1.4 million or 0.37% of total assets at December 31, 2000.

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

Net income for the second quarter of 2001 increased 30.3% to $1.1 million or $0.26 per diluted share, from $832,000, or $0.20 per diluted share, for the second quarter of 2000. Net income for the six months ended June 30, 2001 increased 30.1% to $1.9 million or $0.45 per diluted share, from $1.4 million, or $0.34 per diluted share, for the six months ended June 30, 2000. The increase in net income was primarily due to continued loan growth and secondary market real estate fees.

Net Interest Income

Net interest income for the second quarter of 2001 increased 22.5% to $4.7 million from $3.8 million for the second quarter of 2000. For the first six months of 2001, net interest income increased 17.3% to $8.7 million from $7.5 million for the like period in 2000. The increase in net interest income is largely due to the growth of the Company's loan portfolio resulting from strong loan demand.

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:

                                  Three Months Ended June 30, 2001            Three Months Ended June 30, 2000
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans                          $  337,524    $   7,900        9.36%       $  248,908    $   6,064        9.74%
Federal funds sold                  1,244           17        5.47%               46            1        8.70%
Interest-bearing cash               1,618           18        4.45%            2,215           31        5.60%
Investments:
     Taxable                        8,637          130        6.02%           11,620          177        6.09%
     Non-taxable (2)               16,927          265        6.26%           17,131          272        6.35%
Deferred comp plan                     92           --        0.00%               --           --        0.00%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets        $  366,042    $   8,330        9.10%       $  279,920    $   6,545        9.35%
Noninterest-earning assets         30,516                                     24,861
                                -----------                                ------------
    Total assets               $  396,558                                 $  304,781
                                ===========                                ============

       Liabilities and Shareholders' equity
Deposits:
     Interest demand and
      Money market             $  108,068    $     741        2.74%       $   82,225    $     664        3.23%
     Savings                       24,958          123        1.97%           24,706          158        2.56%
     Time deposits                169,638        2,570        6.06%          113,123        1,613        5.70%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits      $  302,664    $   3,434        4.54%       $  220,054    $   2,435        4.43%
Fed funds purchased                 8,131           90        4.43%           13,776          230        6.68%
Other borrowings (3)                6,799           69        4.06%              177           --        0.00%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities   $  317,549    $   3,593        4.53%       $  234,007    $   2,665        4.56%
Noninterest-bearing deposits       42,788                                     38,852
Other noninterest-bearing           2,272                                      1,650
liabilities
                                -----------                                ------------
Total liabilities              $  362,654                                 $  274,509
Shareholders' equity               33,904                                     30,272
                                -----------                                ------------
    Total liabilities and
       Shareholders' equity    $  396,558                                 $  304,781
                                ===========                                ============
Net interest income (2)                      $   4,737                                  $   3,880
                                              ===========                                ============
Net interest spread (1)                                       4.57%                                      4.79%
                                                           ===========                                ============
Net interest margin (1)                                       5.18%                                      5.54%
                                                           ===========                                ============

(1)  Annualized
(2)  Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $68 and $69 for the three months ended June 30, 2001 and 2000.
(3)  Funds were borrowed on June 30, 2000.


Average interest-earning assets for the second quarter increased to $366.0 million at June 30, 2001 compared to $279.9 million at June 30, 2000, a growth of $86.1 million, or 30.8%, while the average yield on interest-earning assets decreased to 9.10% compared to 9.35% in second quarter of the prior year. The average yield on loans decreased to 9.36% for the quarter ended June 30, 2001 from 9.74% for the quarter ended June 30, 2000. The average yield on interest-bearing deposits increased in the second quarter of 2001 to 4.54% from 4.43% for the quarter ended June 30, 2000. Average interest-bearing deposits for the quarter increased to $302.7 million at June 30, 2001 compared to $220.1 million at June 30, 2000, a growth of $82.6 million, or 37.5%. The overall result of these changes was a decrease in the net interest spread and the net interest margin to 4.57% and 5.18%, respectively, for the quarter ended June 30, 2001 from 4.79% and 5.54%, respectively, for the quarter ended June 30, 2000.

Noninterest Income and Expense

Noninterest income increased $360,000, or 49.7%, in the second quarter of 2001 compared to the like period in 2000. For the first six months of 2001, noninterest income increased $709,000, or 54.3% compared to the like period in 2000. The growth is primarily due to increased secondary market fees on loans originated on behalf of third parties.

Noninterest expense was $3.6 million, an increase of $625,000, or 20.9%, in the second quarter of 2001. Two major components of noninterest expense, employee compensation and occupancy, increased 21.7% and 20.4%, respectively, for the quarter compared to the like period in 2000. For the first six months of 2001, noninterest expense rose to $7.1 million from $6.0 million one year ago, a 17.7% increase. Employee compensation and occupancy expense increased 20.1% and 17.3%, respectively, for the six months ended June 30, 2001. The increase in noninterest expenses mainly reflects personnel costs associated with growth. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 62.83% for the second quarter 2001 compared to 65.92% for the like period in 2000. For the first six months of 2001 and 2000, the efficiency ratio was 66.15% and 68.99%, respectively.


Income Taxes

For the second quarter and first six months of 2001, the Company recorded an income tax provision of $400,000 and $697,000, respectively. The overall effective tax rate is approximately 27% for the three and six months ended June 30, 2001 and 2000. The difference between the expected federal statutory rate of 34% and the actual effective tax rate of 27% is primarily due to tax-exempt interest income from municipal investments.

Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:



                                               June 30, 2001                     December 31, 2000
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $     118,686          34.0%        $    105,410           34.8%
Real estate mortgage:
  One-to-four family residential             35,809          10.3%              31,766           10.5%
  Five-or-more family
    residential and commercial               45,250          13.0%              39,300           13.0%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgage       $      81,059          23.2%        $     71,066           23.5%

Real estate construction                     32,420           9.3%              28,036            9.3%
Consumer                                    117,009          33.5%              98,172           32.4%
                                       ---------------  --------------     -------------------------------
  Subtotal                            $     349,174         100.0%        $    302,684          100.0%
                                                        ==============                      ==============
Less: allowance for loan losses              (3,394)                            (2,664)
Deferred loan fees                               (8)                               (22)
                                       ---------------                     ---------------
Loans, net                            $     345,772                       $    299,998
                                       ===============                     ===============

Total loans, net, increased to $345.8 million at June 30, 2001, representing a 15.3% increase from year-end 2000. Total commercial, real estate mortgage, real estate construction and consumer loans increased 12.6%, 14.1%, 15.6% and 19.2%, respectively, at June 30, 2001 from year-end 2000. These changes reflect seasonal trends, the Company's geographical expansion and increased average loan size resulting in solid growth from its various market areas and diversified customer base.

Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:


(Dollars in thousands)                                         June 30, 2001        December 31, 2000
                                                             -----------------    ---------------------
Nonaccrual loans                                            $        2,074      $            1,152
Restructured loans                                                      --                      77
                                                             -----------------    ---------------------
 Total nonperforming loans                                           2,074                   1,229
Real estate owned                                                      124                     124
                                                             -----------------    ---------------------
 Total nonperforming assets                                          2,198                   1,353
                                                             =================    =====================

Accruing loans past due > 90 days                                       18                      --
Potential problem loans                                                 --                      --
Allowance for loan losses                                            3,394                    2,664

Nonperforming loans to loans                                          0.59%                   0.41%
Allowance for loan losses to loans                                    0.97%                   0.88%
Allowance for loan losses to nonperforming loans                    163.65%                 216.76%
Nonperforming assets to total assets                                  0.54%                   0.37%


Nonperforming loans increased to $2.1 million, or 0.59% of total loans, at June 30, 2001 from $1.2 million or 0.41% of total loans, at December 31, 2000 due to a small number of borrowing relationships that were added to nonaccrual loans in the first quarter of 2001. The loan loss reserve represents 163.65% of nonperforming loans as compared to 216.76% at December 31, 2000. The loan loss reserve was 0.97% of total loans at June 30, 2001 as compared to 0.88% at December 31, 2000.

Provision and Allowance for Loan Losses

The Company recorded a $655,000 provision for loan losses for the second quarter of 2001, compared with $400,000 for the same period a year ago. There were $265,000 in net loan charge-offs during the second quarter of 2001, compared to $105,000 in net charge-offs for the same period in 2000.

For the six months ended June 30, 2001, the Company recorded a $1.1 million provision for loan losses, compared with $726,000 for the same period a year ago. There were $330,000 in net loan charge-offs during the first six months of 2001, compared to $251,000 in net charge-offs for the same period in 2000.

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

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:


(Dollars in thousands)                           Three Months Ended                     Six Months Ended
                                                      June 30,                              June 30,
                                              2001               2000                2001              2000
                                          --------------     --------------      --------------    --------------
Balance at beginning of period          $     3,004        $     2,362         $     2,664       $     2,182
Charge-offs:
     Commercial                                 (58)                (9)                (84)              (95)
     Real estate                                 --                 --                 (15)               --
     Consumer                                  (276)              (111)               (338)             (196)
                                          --------------     --------------      --------------    --------------
              Total charge-offs                (334)              (120)               (437)             (291)

Recoveries:
     Commercial                                  35                  3                  66                 5
     Real estate                                 --                 --                  --                --
     Consumer                                    34                 12                  41                35
                                          --------------     --------------      --------------    --------------
              Total recoveries                   69                 15                 107                40
Net charge-offs                                (265)              (105)               (330)             (251)
Provision for loan losses                       655                400               1,060               726
                                          --------------     --------------      --------------    --------------
Balance at end of period                $     3,394        $     2,657         $     3,394       $     2,657
                                          ==============     ==============      ==============    ==============


Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at June 30, 2001 the Company had a line of credit with the FHLB of $60.7 million and lines of credit with financial institutions in the amount of $13.0 million, with $26.0 million in advances on these lines of credit at June 30, 2001.

Total deposits increased 8.6% to $345.1 million at June 30, 2001 from $317.8 million at December 31, 2000. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity. The Company also expects to continue to use FHLB advances to supplement funding sources.

Capital

The Company's shareholders' equity increased to $33.0 million at June 30, 2001 from $31.5 million at December 31, 2000. This increase is due to net income of $1.9 million, an increase in unrealized gain on available-for-sale securities of $82,000, net of tax, and the exercise of stock options of $66,000 offset by the payment of cash dividends of $485,000 during the first six months ended June 30, 2001. Total assets increased to $406.1 million at June 30, 2001 from $361.6 million at December 31, 2000, an increase of 12.3%. Shareholders' equity to total assets was 8.1% at June 30, 2001 compared to 8.7% at December 31, 2000.

                                                                    June 30, 2001
                                       ------------------------------------------------------------------------
                                                                                           Well-capitalized
                                           Actual ratio           Minimum requirement         requirement
                                       ----------------------    --------------------    ----------------------
Total risk-based capital ratio                 9.73%                     8%                       10%
Tier 1 risk-based capital ratio                8.80%                     4%                        6%
Leverage ratio                                 8.09%                     4%                        5%

                                                                  December 31, 2000
                                       ------------------------------------------------------------------------
                                                                                           Well-capitalized
                                           Actual ratio           Minimum requirement         requirement
                                       ----------------------    --------------------    ----------------------
Total risk-based capital ratio                10.31%                     8%                       10%
Tier 1 risk-based capital ratio                9.47%                     4%                        6%
Leverage ratio                                 8.54%                     4%                        5%


To be "adequately-capitalized," banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Whidbey Island Bank qualified as "adequately-capitalized" at June 30, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 2001, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to the Company's Form 10-K for the year ended December 31, 2000.




                                     PART II


Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington on April 26, 2001 at 3:00 p.m. 3,275,866 shares of common stock were represented in person or by proxy at the meeting. This represented 81% of the 4,032,750 shares held by shareholders as of February 28, 2001 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

     Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2004, or until their successors are duly elected and qualified - three of the nine director positions had expired and were open for election. The nominees for these positions were Michal D. Cann, Jerry C. Chambers and Marlen L. Knutson. All these were elected with the following vote totals:

                                  For           Against        Withheld
                           ---------------   -------------  --------------
     Michal D. Cann           3,222,756            0            53,110
     Jerry C. Chambers        3,224,937            0            50,929
     Marlen L. Knutson        3,227,656            0            48,210

     The other six directors who continue in office are: Karl C. Krieg, III; Jay
     T. Lien; Robert B. Olson; Anthony B. Pickering; Alvin J. Sherman and Edward
     J. Wallgren.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY



Date: August 13, 2001                                 By   /s/  Michal D. Cann
                                                           -------------------

                                                           Michal D. Cann
                                                            President and
                                                      Chief Executive Officer


Date: August 13, 2001                                By   /s/ Phyllis A. Hawkins
                                                          ----------------------

                                                         Phyllis A. Hawkins
                                                      Senior Vice President and
                                                       Chief Financial Officer