Form 10-Q
period 2001-09-30
WASHINGTON BANKING CO
filed 2001-11-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or l5 (d) of the Securities
                          Exchange Act of 1934
                For the quarterly period ended September 30, 2001

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

Yes [X]   No [ ]

          The number of shares of the issuer's Common Stock outstanding at November 13, 2001 was 4,055,250.

                                Table of Contents


                                     PART I

                                                                                                          Page
Item 1   Financial Statements

           Condensed Consolidated Statements of Financial Condition -
                September 30, 2001(unaudited) and December 31, 2000                                         1

           Condensed Consolidated Statements of Income -
                Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)                         2

           Condensed Consolidated Statements of Shareholders' Equity -
                Nine Months Ended September 30, 2001 (unaudited)                                            3

           Condensed Consolidated Statements of Comprehensive Income -
                Three and Nine Months Ended September 30, 2001 and 2000 (unaudited)                         3

           Condensed Consolidated Statements of Cash Flows -
                Nine Months Ended September 30, 2001 and 2000 (unaudited)                                   4

           Notes to Condensed Consolidated Financial Statements
                Nine Months Ended September 30, 2001 and 2000 (unaudited)                                   5

Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations            7

Item 3     Quantitative and Qualitative Disclosures about Market Risk                                      15


                                     PART II


Item 6     Exhibits and Reports on Form 8-K                                                                15

             Signatures

                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                    September 30, 2001 and December 31, 2000
                  (Dollars in thousands, except per share data)

                                                                                September 30,      December 31,
                                  Assets                                            2001               2000
                                                                               ----------------   ----------------
                                                                                 (unaudited)
Cash and due from banks                                                         $     23,138    $        15,001
      ($3,275 and $1,158, respectively, are restricted)
Interest-earning deposits                                                                705              1,428
Federal funds sold                                                                        --                750
                                                                               ----------------   ----------------
     Total cash and cash equivalents                                                  23,843             17,179

Federal Home Loan Bank stock                                                           1,366                844
Deferred compensation plan                                                               109                 --
Investment securities available for sale                                               4,656              4,995
Investment securities held to maturity                                                18,999             21,491
                                                                               ----------------   ----------------
     Total investment securities                                                      25,130             27,330

Loans receivable, net                                                                356,366            299,998
Premises and equipment, net                                                           15,544             13,730
Other real estate owned                                                                  344                124
Deferred taxes, net                                                                      324                378
Other assets                                                                           4,205              2,906
                                                                               ----------------   ----------------
              Total assets                                                   $       425,756    $       361,645
                                                                               ================   ================

                      Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                $       358,753    $       317,776
     Federal funds purchased                                                          20,000                 --
     Other borrowed funds                                                             10,000             10,000
     Deferred compensation liability                                                     109                 --
     Other liabilities                                                                 2,904              2,368
                                                                               ----------------   ----------------
              Total liabilities                                                      391,766            330,144
                                                                               ----------------   ----------------
Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value.  Authorized 10,000,000 shares:
        issued and outstanding 4,055,250 and 4,032,750 shares
        at September 30, 2001 and December 31, 2000, respectively                     16,124             16,058
     Retained earnings                                                                17,788             15,470
     Accumulated other comprehensive income (loss), net                                   78                (27)
                                                                               ----------------   ----------------
              Total shareholders' equity                                              33,990             31,501
Commitments and contingencies                                                  ----------------   ----------------
              Total liabilities and shareholders' equity                     $       425,756    $       361,645
                                                                               ================   ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                        Condensed Consolidated Statements of Income
       Three and nine months ended September 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)


                                                          Three Months Ended            Nine Months Ended
                                                             September 30,                 September 30,
                                                           2001         2000             2001          2000
                                                        ----------  ------------      ----------    ----------
Interest income:
     Interest and fees on loans                       $     8,097  $     6,699      $   23,437    $   18,248
     Interest on taxable investment securities                104          150             349           500
     Interest on tax-exempt investment securities             196          200             594           604
     Other                                                     28           49             141           174
                                                        -----------  -----------      -----------   -----------
           Total interest income                            8,425        7,098          24,521        19,526
Interest expense                                            3,245        3,221          10,596         8,191
                                                        -----------  -----------      -----------   -----------
           Net interest income                              5,180        3,877          13,925        11,335
Provision for loan losses                                    (755)        (300)         (1,815)       (1,026)
                                                        -----------  -----------      -----------   -----------
           Net interest income after
              provision for loan losses                     4,425        3,577          12,110        10,309
Noninterest income:
     Service charges and fees                                 422          448           1,263         1,305
     Other                                                    668          219           1,842           668
                                                        -----------  -----------      -----------   -----------
           Total noninterest income                         1,090          667           3,105         1,973
Noninterest expense:
     Salaries and benefits                                  2,226        1,830           6,450         5,348
     Occupancy                                                670          608           2,005         1,746
     Office supplies and printing                             122          107             384           347
     Data processing                                           85           79             249           242
     Consulting and professional fees                          55           59             177           158
     Other                                                    602          522           1,613         1,410
                                                        -----------  -----------      -----------   -----------
           Total noninterest expense                        3,760        3,205          10,878         9,251
                                                        -----------  -----------      -----------   -----------
           Income before income taxes                       1,755        1,039           4,337         3,031
Provision for income taxes                                   (593)        (268)         (1,290)         (811)
                                                        -----------  -----------      -----------   -----------
           Net income                                 $     1,162  $       771      $    3,047    $    2,220
                                                        ===========  ===========      ===========   ===========

Net income per share, basic                           $      0.29  $      0.19      $     0.75    $     0.55
Net income per share, diluted                         $      0.27  $      0.18      $     0.72    $     0.52
                                                        ===========  ===========      ===========   ===========

Average number of shares outstanding, basic              4,055,250    4,031,538        4,045,167     4,046,623
Average number of shares outstanding, diluted            4,258,976    4,226,884        4,234,202     4,241,146



See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                Nine months ended September 30, 2001 (unaudited)
            (Dollars and shares in thousands, except per share data)

                                                                                        Accumulated
                                                Common stock                               other               Total
                                          --------------------------    Retained       comprehensive        shareholders'
                                             Shares        Amount       earnings      income (loss), net       equity
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at December 31, 2000                 4,033    $    16,058   $    15,470    $         (27)       $      31,501
Net income                                       --             --         3,047               --                3,047
Net change in unrealized gain
     on securities available for sale            --             --            --              105                  105
Cash dividend, $0.18 per share                   --             --          (729)              --                 (729)
Stock options exercised                          22             66            --               --                   66
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at September 30, 2001                4,055    $    16,124   $    17,788    $          78        $      33,990
                                          =============  ===========   ============   ==================   ================

See accompanying notes to condensed consolidated financial statements.




                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Income
       Three and nine months ended September 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)

                                                      Three Months Ended             Nine Months Ended
                                                        September 30,                  September 30,
                                                      2001           2000            2001           2000
                                                  ------------   ------------    ------------   ------------

Net income                                       $    1,162        $    771       $   3,047     $     2,220
Increase in unrealized gain on securities
    available for sale, net of tax of
    $12, $19, $54 and $19, respectively                  23              36             105              36
                                                  ------------   ------------    ------------   ------------
Comprehensive income                             $    1,185        $    807       $   3,152     $     2,256
                                                  ============   ============    ============   ============

      See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2001 and 2000 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                              Nine Months Ended September 30,
                                                                                 2001                  2000
                                                                            ---------------       ---------------
Cash flows from operating activities:
     Net income                                                           $       3,047         $       2,220
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                     (44)                  (39)
         Amortization of investment premiums, net                                    25                    29
         Provision for loan losses                                                1,815                 1,026
         Depreciation of premises and equipment                                     911                   781
         Net gains on sale of premises and equipment                                (32)                   --
         Net gains on sale of other real estate owned                               (50)                   --
         Net increase in other assets                                            (1,299)                 (681)
         Net increase in other liabilities                                          536                   114
                                                                            ---------------       ---------------
                  Net cash provided by operating activities                       4,909                 3,450
                                                                            ---------------       ---------------
Cash flows from investing activities:
     Purchases of Federal Home Loan Bank stock                                     (478)                   --
     Maturities of investment securities available for sale                       1,500                 1,500
     Maturities of investment securities held to maturity                         1,465                 2,210
     Net increase in loans                                                      (58,258)              (64,353)
     Purchases of premises and equipment                                         (2,791)                   --
     Proceeds from the sale of premises                                              98                (1,581)
     Purchases of other real estate owned                                          (175)                   --
     Proceeds from the sale of other real estate owned                               80                    --
                                                                            ---------------       ---------------
                  Net cash used in investing activities                         (58,559)              (62,224)
                                                                            ---------------       ---------------
Cash flows from financing activities:
     Net increase in deposits                                                    40,977                40,928
     Net increase in federal funds purchased                                     20,000                 5,600
     Net increase in other borrowed funds                                            --                10,000
     Dividends paid on common stock                                                (729)                 (606)
     Proceeds from stock options exercised                                           66                   116
     Repurchase of common stock                                                      --                  (550)
                                                                            ---------------       ---------------
                  Net cash provided by financing activities                      60,314                55,488
                                                                            ---------------       ---------------
                  Net increase (decrease) in cash and cash equivalents            6,664                (3,286)
Cash and cash equivalents at beginning of period                                 17,179                20,793
                                                                            ---------------       ---------------
Cash and cash equivalents at end of period                                $      23,843         $      17,507
                                                                            ===============       ===============
Supplemental information:
     Loans foreclosed and transferred to real estate owned                $          75         $          --
     Cash paid for interest                                                      10,755                 7,928
     Cash paid for taxes                                                          1,500                   850
     Transfer of investments from held to maturity to available for sale          1,000                    --

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


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

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of Washington Banking Company and its wholly-owned subsidiary, Whidbey Island Bank (together, "the Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These consolidated financial statements should be read in conjunction with our December 31, 2000 audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. In our opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In preparing the consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

Certain amounts in 2000 may have been reclassified to conform with the 2001 financial statement presentation.

   (c) Recently Issued Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)



and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The provisions of SFAS 142 will be adopted by the Company on January 1, 2002. We do not expect that the adoption of this statement will have a material effect on our results of operations or financial position.

(2)   Borrowing Arrangements

At September 30, 2001, the Company had a line of credit with the Federal Home Loan Bank of Seattle ("FHLB") of $63.6 million conditioned on meeting certain collateral and stock ownership requirements, of which there was $10.0 million advanced in other borrowed funds and $17.0 million in overnight federal funds. The Company also had lines of credit with correspondent financial institutions in the amount of $13.0 million, of which there were $3.0 million in federal funds purchased advanced.

(3)   Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                    Three Months Ended September 30, 2001
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
Basic EPS
Income available to common shareholders                   $     1,162               4,055,250        $      0.29
Effect of dilutive securities: stock options                       --                 203,726                 --
                                                         --------------    ---------------------    --------------
Diluted EPS                                               $     1,162               4,258,976        $      0.27
                                                           ==============    =====================    ==============


                                                                    Three Months Ended September 30, 2000
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
Basic EPS
Income available to common shareholders                  $       771               4,031,538        $      0.19
Effect of dilutive securities: stock options                      --                 195,346                 --
                                                            --------------    ---------------------    --------------
Diluted EPS                                              $       771               4,226,884        $      0.18
                                                           ==============    =====================    ==============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2001 and 2000 (unaudited)
(Dollars in thousands, except per share data)


                                                                     Nine Months Ended September 30, 2001
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
Basic EPS
Income available to common shareholders                  $     3,047               4,045,167        $      0.75
Effect of dilutive securities: stock options                      --                 189,035                 --
                                                           --------------    ---------------------    --------------
Diluted EPS                                              $     3,047               4,234,202        $      0.72
                                                           ==============    =====================    ==============


                                                                     Nine Months Ended September 30, 2000
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
Basic EPS
Income available to common shareholders                 $     2,220               4,046,623        $      0.55
Effect of dilutive securities: stock options                     --                 194,523                 --
                                                           --------------    ---------------------    --------------
Diluted EPS                                             $     2,220               4,241,146        $      0.52
                                                           ==============    =====================    ==============



At September 30, 2001 and 2000 there were options to purchase 406,800 and 444,300 shares of common stock outstanding, respectively. For the quarters ended September 30, 2001 and 2000, 34,500 and 113,550, respectively, were antidilutive and, therefore, excluded from the calculation of diluted earnings per share. For the nine-month period ended September 30, 2001 and 2000, 98,550 and 113,550, respectively, were antidilutive and, therefore, excluded from the calculation of diluted earnings per share.

(4)  Subsequent Event

On October 18, 2001, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of November 5, 2001, payable on November 26, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements

This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy.

The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001, are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the businesses in which the Company is engaged.

Overview

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state-chartered bank. Its deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Headquartered in Oak Harbor, the Company's primary market area is the increasingly diversified and steadily growing region located in northwestern Washington between Seattle and Canada. WBCO's business includes commercial loan, real estate loan and construction loan portfolios. The Company is also active in the consumer banking field. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO offers nondeposit investment products for sale through the Bank's wholly-owned subsidiary, WIB Financial Services, Inc.

The Company's strategy has been to establish a strong geographical presence within its principal market area while growing the company through market penetration and providing premier personal service. The market areas of Island, Skagit and Whatcom Counties encompass three distinct economies. Island County's economy receives a significant contribution from the jobs generated at NAS Whidbey Island. Tourism, construction, forestry and agriculture are also significant contributors. Skagit County's economy historically has been based primarily on forestry and agriculture, but in recent years, manufacturing, mining, construction and service/retail businesses have grown considerably. The economic diversification in Whatcom County includes manufacturing, academic/research based, vocational/technical based, and governmental. The local economies appear to remain relatively stable, despite the uncertainty seen nationally.

Since February 1997, the Company leased real property in Anacortes (Skagit County) under a Lease with Option to Purchase agreement. The purchase of this property was completed in September 2001. The Company is in the process of selling two vacated properties in Oak Harbor (Island County), following the relocations of two branch offices and some administrative consolidations.

Construction of a new building in the Bakerview area of Bellingham (Whatcom County) was completed in August 2001. Management believes this location will assist in enhancing the Company's geographical presence and will complement the downtown Bellingham location.

Continuing the strategy of expanding into appropriate market areas, the Company purchased a building site in Stanwood (Snohomish County) and is in the process of constructing a branch. Additionally, the Company purchased property on Camano Island (Island County) and is in the process of constructing a building to relocate the existing branch. Management believes these locations will enhance customer service by providing easier branch access and more convenient availability of services.

With the primary physical locations established, the Company's strategy is to turn the focus toward improving profitability. Emphasis has also been placed on maintaining asset quality, improving internal operating systems, and delivering products and services more efficiently.


Financial Condition

Total assets increased to $425.8 million at September 30, 2001 from $361.6 million at December 31, 2000, an increase of 17.7%. Net loans totaled $356.4 million at September 30, 2001, an increase of 18.8% from $300.0 million at December 31, 2000. Deposits increased 12.9% to $358.8 million at September 30, 2001 from $317.8 million at December 31, 2000.

The Company's shareholders' equity increased to $34.0 million at September 30, 2001 from $31.5 million at December 31, 2000. The increase reflects earnings of $3.0 million, an increase in unrealized gain on available-for-sale securities of $105,000 and the exercise of stock options of $66,000 offset by the payment of cash dividends of $729,000 during the first nine months of 2001.

The Company's allowance for loan losses was $3.7 million at September 30, 2001 and $2.7 million at December 31, 2000, representing 1.03% and 0.88% of total loans, respectively. Nonperforming assets were $2.3 million at September 30, 2001, or 0.55% of total assets, compared to $1.4 million or 0.37% of total assets at December 31, 2000.


Results of Operations

The Company's results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company also generates noninterest income primarily through service charges and fees and other sources. The Company's noninterest expenses consist primarily of compensation and employee benefit expense and occupancy expense.

Net income for the third quarter of 2001 increased 50.7% to $1.2 million or $0.27 per diluted share, from $771,000, or $0.18 per diluted share, for the third quarter of 2000. Net income for the nine months ended September 30, 2001 increased 37.3% to $3.0 million or $0.72 per diluted share, from $2.2 million, or $0.52 per diluted share, for the nine months ended September 30, 2000. The increase in net income was primarily due to interest income from continued loan growth and secondary market real estate fees.

Net Interest Income

Net interest income for the third quarter of 2001 increased 33.6% to $5.2 million from $3.9 million for the third quarter of 2000. For the first nine months of 2001, net interest income increased 22.8% to $13.9 million from $11.3 million for the like period in 2000. The increase in net interest income is largely due to the growth of the Company's loan portfolio resulting from strong loan demand.

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:

                                Three Months Ended September 30, 2001      Three Months Ended September 30, 2000
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans (2)                      $  352,457    $   8,097        9.19%       $  273,539    $   6,699        9.80%
Federal funds sold                    177            2        4.52%              478            8        6.69%
Interest-earning cash                 829            6        2.90%            1,799           28        6.23%
Investments:
     Taxable                        8,071          124        6.15%           10,789          163        6.04%
     Non-taxable (3)               16,747          262        6.26%           17,093          268        6.27%
Deferred comp plan                    105           --        0.00%               --           --        0.00%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets        $  378,386    $   8,491        8.98%       $  303,698    $   7,166        9.44%
Noninterest-earning assets         31,223                                     25,772
                                -----------                                ------------
     Total assets              $  409,609                                 $  329,470
                                ===========                                ============

       Liabilities and
    Shareholders' equity
Deposits:
     Interest demand and
      money market             $  117,099    $     691        2.36%       $   92,077    $     843        3.66%
     Savings                       26,576          129        1.94%           25,175          179        2.84%
     Time deposits                161,048        2,234        5.55%          123,673        1,938        6.27%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits      $  304,723    $   3,054        4.01%       $  240,925    $   2,960        4.91%
Fed funds purchased                 9,529           88        3.69%            5,363           90        6.71%
Other interest-bearing             10,268          103        4.01%           10,038          171        6.81%
liabilites                      -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities   $  324,520    $   3,245        4.00%       $  256,326    $   3,221        5.03%
Noninterest-bearing deposits       49,638                                     40,626
Other noninterest-bearing           2,156                                      1,785
liabilities                     -----------                                ------------
Total liabilities              $  376,314                                 $  298,737
Shareholders' equity               33,295                                     30,733
                                -----------                                ------------
     Total liabilities and
     Shareholders' equity      $  409,609                                 $  329,470
                                ===========                                ============

Net interest income (3)                      $   5,246                                  $   3,945
                                              ===========                                ============

Net interest spread (1)                                       4.98%                                      4.41%
                                                           ===========                                ============

Net interest margin (1)                                       5.55%                                      5.20%
                                                           ===========                                ============

(1) Annualized
(2) Includes loan fees of $165 and $76 for the three months ended September 30, 2001 and 2000.
(3) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%.
    These adjustments were $66 and $68 for the three months ended September 30,2001 and 2000.

Average interest-earning assets for the third quarter increased to $378.4 million at September 30, 2001 compared to $303.7 million at September 30, 2000, a growth of $74.7 million, or 24.6%, while the average yield on interest-earning assets decreased to 8.98% compared to 9.44% in the third quarter of the prior year. The average yield on loans decreased to 9.19% for the quarter ended
September 30, 2001 from 9.80% for the quarter ended September 30, 2000. The average yield on interest-bearing deposits decreased in the third quarter of 2001 to 4.01% from 4.91% for the quarter ended September 30, 2000. Average interest-bearing deposits for the quarter increased to $304.7 million at September 30, 2001 compared to $240.9 million at September 30, 2000, a growth of $63.8 million, or 26.5%. The overall result of these changes was an increase in the net interest spread and the net interest margin to 4.98% and 5.55%, respectively, for the quarter ended September 30, 2001 and from 4.41% and 5.20%, respectively, for the quarter ended September 30, 2000.


Noninterest Income and Expense

Noninterest income increased $423,000, or 63.4%, in the third quarter of 2001 compared to the like period in 2000. For the first nine months of 2001, noninterest income increased $1.1 million or 57.4% compared to the like period in 2000. The growth is primarily due to increased volume of secondary market fees on loans originated on behalf of third parties.

Noninterest expense was $3.8 million, an increase of $555,000, or 17.3%, in the third quarter of 2001. Two major components of noninterest expense, employee compensation and occupancy, increased 21.6% and 10.2%, respectively, for the quarter compared to the like period in 2000. For the first nine months of 2001, noninterest expense rose to $10.9 million from $9.3 million one year ago, a 17.6% increase. Employee compensation and occupancy expense increased 20.6% and 14.8%, respectively, for the nine months ended September 30, 2001. The increase in noninterest expenses mainly reflects personnel costs and depreciation of fixed assets associated with growth. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 59.97% for the third quarter 2001 compared to 70.53% for the like period in 2000. For the first nine months of 2001 and 2000, the efficiency ratio was 63.88% and 69.51%, respectively.


Income Taxes

For the third quarter and first nine months of 2001, the Company recorded an income tax provision of $593,000 and $1.3 million, respectively. The overall effective tax rate is approximately 34% and 30% for the three and nine months ended September 30, 2001. The difference between the expected federal statutory rate of 34% and the actual effective tax rate is primarily due to tax-exempt interest income from municipal investments.


Lending Activities

The Company originates a wide variety of loans including commercial, real estate and consumer loans.

The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:

                                             September 30, 2001                  December 31, 2000
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $     113,397          31.5%        $    105,410           34.8%
Real estate mortgage:
  One-to-four family residential             32,795           9.1%              31,766           10.5%
  Five-or-more family
    residential and commercial               50,430          14.0%              39,300           13.0%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgage       $      83,225          23.1%        $     71,066           23.5%

Real estate construction                     40,635          11.3%              28,036            9.3%
Consumer                                    122,857          34.1%              98,172           32.4%
                                       ---------------  --------------     -------------------------------
  Subtotal                            $     360,114         100.0%        $    302,684          100.0%
                                                        ==============                      ==============
Less: allowance for loan losses              (3,726)                            (2,664)
Deferred loan fees                              (22)                               (22)
                                       ---------------                     ---------------
Loans, net                            $     356,366                       $    299,998
                                       ===============                     ===============

Total loans, net, increased to $356.4 million at September 30, 2001, representing an 18.8% increase from year-end 2000. Total commercial, real estate mortgage, real estate construction and consumer loans increased 7.6%, 17.1%, 44.9% and 25.1%, respectively, at September 30, 2001 from year-end 2000. These changes reflect seasonal trends, the Company's geographical expansion and increased average loan size resulting in solid growth from its various market areas and diversified customer base.


Nonperforming Assets

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:

    (Dollars in thousands)                                         September 30, 2001         December 31, 2000
                                                                  ----------------------    -----------------------
    Nonaccrual loans                                            $            1,977        $            1,152
    Restructured loans                                                                                    77
                                                                  ----------------------    -----------------------
     Total nonperforming loans                                               1,977                     1,229
    Real estate owned                                                          344                       124
                                                                  ----------------------    -----------------------
     Total nonperforming assets                                              2,321                     1,353
                                                                  ======================    =======================

    Accruing loans past due > 90 days                                            7                        --
    Potential problem loans                                                     --                        --
    Allowance for loan losses                                                3,726                     2,664

    Nonperforming loans to loans                                            0.55 %                     0.41%
    Allowance for loan losses to loans                                      1.03 %                     0.88%
    Allowance for loan losses to nonperforming loans                       188.47%                   216.76%
    Nonperforming assets to total assets                                    0.55 %                     0.37%

Nonperforming loans increased to $2.0 million, or 0.55% of total loans, at September 30, 2001 from $1.2 million, or 0.41% of total loans, at December 31, 2000 due primarily to an increase in nonaccrual real estate loans. The loan loss reserve represents 188.47% of nonperforming loans as compared to 216.76% at December 31, 2000. The loan loss reserve was 1.03% of total loans at September 30, 2001 as compared to 0.88% at December 31, 2000.


Provision and Allowance for Loan Losses

The Company recorded a $755,000 provision for loan losses for the third quarter of 2001, compared with $300,000 for the same period a year ago. There were $423,000 in net loan charge-offs during the third quarter of 2001, compared to $187,000 in net charge-offs for the same period in 2000.

For the nine months ended September 30, 2001, the Company recorded a $1.8 million provision for loan losses, compared with $1.0 million for the same period a year ago. There were $753,000 in net loan charge-offs during the first nine months of 2001, compared to $438,000 in net charge-offs for the same period in 2000.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, current economic conditions and loss experience, and an overall evaluation of the quality of the underlying collateral. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated:

(Dollars in thousands)                           Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                              2001               2000                2001              2000
                                          --------------     --------------      --------------    --------------

Balance at beginning of period          $     3,394        $     2,657         $     2,664       $     2,182
Charge-offs:
     Commercial                                (145)              (100)               (249)             (195)
     Real estate                                (72)                --                (117)               --
     Consumer                                  (275)              (109)               (563)             (305)
                                          --------------     --------------      --------------    --------------
              Total charge-offs                (492)              (209)               (929)             (500)

Recoveries:
     Commercial                                   4                 --                  70                 5
     Real estate                                  6                 --                   6                --
     Consumer                                    59                 22                 100                57
                                          --------------     --------------      --------------    --------------
              Total recoveries                   69                 22                 176                62
Net charge-offs                                (423)              (187)               (753)             (438)
Provision for loan losses                       755                300               1,815             1,026
                                          --------------     --------------      --------------    --------------
Balance at end of period                $     3,726        $     2,770         $     3,726       $     2,770
                                          ==============     ==============      ==============    ==============

Liquidity and Sources of Funds

The Company's sources of funds are customer deposits, cash and demand balances due from other banks, federal funds purchased, short-term investments and investment securities available for sale. These funds, together with loan repayments, are used to make loans and to fund continuing operations. In addition, at September 30, 2001 the Company had a line of credit with the FHLB of $63.6 million and lines of credit with financial institutions in the amount of $13.0 million, with $30.0 million in advances on these lines of credit at September 30, 2001.

Total deposits increased 12.9% to $358.8 million at September 30, 2001 from $317.8 million at December 31, 2000. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

Management anticipates that the Company will rely primarily upon customer deposits, loan repayments and current earnings to provide liquidity. The Company also expects to continue to use FHLB advances to supplement funding sources.

Capital

The Company's shareholders' equity increased to $34.0 million at September 30, 2001 from $31.5 million at December 31, 2000. This increase is due to net income of $3.0 million, an increase in unrealized gain on available-for-sale securities of $105,000, net of tax, and the exercise of stock options of $66,000 offset by the payment of cash dividends of $729,000 during the first nine months ended September 30, 2001. Total assets increased to $425.8 million at September 30,
2001 from $361.6 million at December 31, 2000, an increase of 17.7%. Shareholders' equity to total assets was 8.0% at September 30, 2001 compared to 8.7% at December 31, 2000.

The following table sets forth the bank's capital ratios at the dates indicated:

                                                                   September 30, 2001
                                         ------------------------------------------------------------------------
                                                                          Minimum             Well-capitalized
                                              Actual ratio              requirement             requirement
                                         ----------------------    --------------------    ----------------------
  Total risk-based capital ratio                 9.66%                     8%                       10%
  Tier 1 risk-based capital ratio                8.68%                     4%                        6%
  Leverage ratio                                 8.08%                     4%                        5%

                                                                    December 31, 2000
                                         ------------------------------------------------------------------------
                                                                          Minimum             Well-capitalized
                                             Actual ratio               requirement             requirement
                                          ----------------------    --------------------   ----------------------

  Total risk-based capital ratio                10.31%                     8%                       10%
  Tier 1 risk-based capital ratio                9.47%                     4%                        6%
  Leverage ratio                                 8.54%                     4%                        5%


To be "adequately-capitalized," banking regulations require bank holding companies and banks to maintain a minimum "leverage" ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations. Regulatory minimum risk-based capital guidelines require Tier I capital of 4% of risk-adjusted assets and total capital (combined Tier I and Tier II) of 8%. Whidbey Island Bank qualified as "adequately-capitalized" at September 30, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 2001, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2000. For additional information, refer to the Company's Form 10-K for the year ended December 31, 2000.



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


                           WASHINGTON BANKING COMPANY



Date: November 13, 2001                          By   /s/  Michal D. Cann
                                                     -------------------

                                                       Michal D. Cann
                                                       President and
                                                   Chief Executive Officer


Date: November 13, 2001                          By   /s/ Phyllis A. Hawkins
                                                     ----------------------

                                                       Phyllis A. Hawkins
                                                   Senior Vice President and
                                                    Chief Financial Officer