Form 10-K405
period 2001-12-31
WASHINGTON BANKING CO
filed 2002-03-22
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                    to

Commission File Number 000-24503

Washington Banking Company

(Exact name of registrant as specified in its charter)

Washington	91-1725825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

450 SW Bayshore Drive

Oak Harbor, Washington 98277
(Address of principal executive offices) (Zip Code)

Registrant’s Telephone Number, Including Area Code: (360) 679-3121

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [X]

The aggregate market value of Common Stock held by non-affiliates of registrant at February 28, 2002 was $48,164,001.

The number of shares of registrant’s Common Stock outstanding at February 28, 2002 was 4,055,250.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement dated March 20, 2002	Part III

CROSS REFERENCE SHEET

Location in Definitive Proxy Statement

Items required by Form 10-K

Form 10-K		Definitive Proxy Statement

Part and			Page
Item No.	Caption	Caption	Number

Part III
Item 10	Directors and Executive Officers	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance	3, 13
Item 11	Executive Compensation	Executive Compensation	7
Item 12	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	2
Item 13	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	14

i

PART I

ii

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. Factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, among others: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001, are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect its ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins are higher than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the banking and financial services sector; and (7) the Company’s ability to realize the efficiencies it expects to received from its investment in personnel and infrastructure.

PART I

Item 1. Business

General

Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank (the “Bank”), a Washington state-chartered bank, conducts a full-service community commercial banking business. Headquartered in Oak Harbor, Washington, the Bank provides a full range of commercial banking services to small and medium sized businesses, professionals and other individuals through fourteen branch offices located in Island, Skagit and Whatcom counties in northwestern Washington. WBCO also offers nondeposit investment products for sale through the Bank’s subsidiary, WIB Financial Services, Inc. At December 31, 2001, WBCO had total assets of $437.7 million, total deposits of $367.2 million and shareholders’ equity of $35.0 million.

On June 23, 1998, WBCO sold 1,380,000 shares of its common stock in an initial public offering at a price of $12 per share resulting in net proceeds to the Company of $14.9 million.

The Bank began operations in 1961 at Coupeville, Washington located on Whidbey Island, a 45-mile long island that runs parallel to the mainland northwest of Seattle and south of the Canadian border. Until early 1994, the Company limited its physical presence to Island County (Whidbey Island and neighboring Camano Island), and particularly to Whidbey Island, but had no presence on the mainland. In view of the threatened closure of Naval Air Station Whidbey Island (“NAS Whidbey Island”) in 1991, the Company determined that it would be prudent to diversify geographically beyond Island County. With the consolidation of some large regional banks operating in Washington, the Company saw an opportunity to expand onto the mainland along the northern Interstate 5 (“I-5”) corridor and in February 1994, opened a loan production office (“LPO”) in Burlington, Washington (Skagit County).

As a result of strong loan growth in the Burlington office, the Company converted that office into a full-service branch in August 1995. As assets grew rapidly in Burlington, the Company pursued its growth strategy in and around Skagit County and north into Whatcom County. In early 1997, the Company opened a branch in downtown Bellingham, Washington (Whatcom County). Four branches were constructed and opened during

1998 and 1999: two branches in Skagit County and two in Island County. Two more branches followed in 2000: one in the Bakerview area of Bellingham (Whatcom County) and a grocery store branch in Mount Vernon (Skagit County).

Growth Strategy

Over the past six years, the Company’s primary objective has been to continue to expand its branch network and geographical presence outside of Whidbey and Camano Islands, while solidifying its market position on those islands. The Company’s geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom Counties, however, additional areas will be considered if they meet the Company’s criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The primary factors considered in determining the areas of geographic expansion are the availability of experienced branch personnel, such as managers and lending officers with longstanding community presence and extensive banking relationships, customer demand and perceived market potential.

Management’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that it offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management has heightened its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense. To deliver its products more effectively and efficiently, the Company’s market strategy is to locate full-service branch offices in its targeted growth areas, supported by “satellite” units, i.e. LPOs, mini branches, grocery or retail store branches and/or automated teller machines (“ATMs”) in surrounding areas.

Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for at least the first eighteen months after opening and management expects that earnings may be negatively affected.

Market Areas

The Company’s market area of Island, Skagit and Whatcom Counties encompasses three distinct economies. Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated on the base contribute significantly to the county’s economy. Agriculture, forestry and construction also contribute significantly to the economy of Island County. Due to its natural beauty, the county attracts tourism and has a significant number of retirement communities.

Skagit County’s economy is currently comprised of agriculture, fishing, wood products, tourism, international trade and specialized manufacturing. With its accessible ports and refineries, Skagit County is the center of the state’s petroleum industry.

Whatcom County, which borders Canada, experienced a 29% increase in population and saw significant economic diversification during the 1990s. It is the home of Western Washington University, one of Washington’s largest four-year academic centers, and has an economy with a significant manufacturing base, as well as a significant academic-research and vocational-technical base. The United States Customs Service and municipal, county and state governments give Whatcom County an additional employment base.

The Washington economy and that of the Puget Sound region generally have experienced strong growth and stability in recent years; however, those economies slowed during 2001. Commercial airline and aerospace industries began to contract in the Puget Sound region, most noticeably after the September 11 terrorist attacks. The retail industry also experienced a decline in the last months of 2001 as consumer confidence waned. The recent military build-up after the events of September 11 is expected to have a positive economic impact on the region due to the large military bases located in the area. The timing of an economic recovery for the Puget Sound region has been estimated as early as the first half of 2002 and as late as 2003.

Competition

WBCO operates in a highly competitive and concentrated banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other institutions, including nonbanking financial services companies.

Some of the Bank’s competitors are not subject to the same regulations as the Bank and have substantially higher lending limits and offer certain services that the Bank does not provide. Also, federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. In addition, recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that the Company’s competitive efforts will continue to be successful.

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	53	President and Chief Executive Officer	1992
Phyllis A. Hawkins	53	Senior Vice President and Chief Financial Officer	1995

Michal D. Cann. Mr. Cann, 53, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank, and President and Secretary of WIB Financial Services, Inc. since 1993. Mr. Cann has been a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

Phyllis A. Hawkins. Ms. Hawkins, 53, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to becoming the Senior Vice President and Chief Financial Officer in 1996, Ms. Hawkins served as Senior Vice President and Cashier. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins chairs the Bank’s Asset/ Liability Management Committee and the Risk Management Committee.

Employees

The Company had 212 full time equivalent employees at February 28, 2002. None of the Company’s employees are covered by a collective bargaining agreement. The Company believes its relations with employees to be good.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Federal Reserve Board (“FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions — Division of Banks (“Division”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits and in that capacity also regulates the Bank.

The Company’s earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, by local legislative and administrative bodies, and by decisions of courts in Washington state. These include limitations on the ability of the Bank to pay dividends to the Company, and numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers.

Congress enacted major federal financial institution reform legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to activities previously permitted bank holding companies, financial holding companies may engage in nonbanking activities that are financial in nature, such as securities, insurance and merchant banking activities, subject to certain limitations.

The activities of bank holding companies, such as the Company that are not financial holding companies, are generally limited to managing or controlling banks. A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Nonbank acquisitions by bank holding companies such as the Company are generally limited to 5% of voting shares of a company and activities previously determined by the FRB by regulation or order to be so closely related to banking as to be a proper incident to banking or managing or controlling banks.

The GLB Act also included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. The Company does not disclose any nonpublic personal information about its customers or former customers to anyone, except as permitted by law.

Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. There can be no assurance whether any such legislation or regulation will place additional limitations on the Company’s operations or adversely affect its earnings.

There are various legal restrictions on transactions between the Company and any nonbank subsidiaries, on the one hand, and the Bank on the other. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company.

Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.

Among other things, applicable federal and state statutes and regulations which govern a bank’s activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.

Specifically with regard to the payment of dividends, there are certain limitations on the ability of the Company to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Additionally, depending upon the circumstances, the FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Under longstanding FRB policy, a bank holding company is expected to act as a source of financial strength for its subsidiary banks and to commit resources to support such banks. The Company could be required to commit resources to the Bank in circumstances where it might not do so, absent such policy.

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized,” followed by “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. As of December 31, 2001, the Company and the Bank met the criteria for being “adequately-capitalized.”

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

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the September terrorist attacks, the Patriot Act, among other things, increases governmental authority to investigate terrorism. This includes expanded government access to account records and additional regulations for financial institutions. While management believes that the USA Patriot Act may affect recordkeeping and reporting expenses to some degree, it does not believe that it will have a material adverse effect on the Company’s business and operations.

Effects of Governmental Monetary Policies

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank’s loans, securities and other interest-earning assets and the interest paid on a bank’s deposits and other interest-bearing liabilities are the major source of a bank’s earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

Lending Activities

Credit Risk Management. The extension of credit in the form of loans or other credit substitutes to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower, and by limiting the aggregation of debt limits to a single borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating and analyzes their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. In contrast, the monitoring process for the commercial business, real estate construction, and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan and performance judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and as a result the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. See Part I, Item 1. “Business — Lending Activities — Nonperforming Assets.” Additionally, the Company assesses whether an impairment of a loan as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” warrants specific reserves or a write-down of the loan. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision For Loan Losses” and Part II, Item 8. Note 4 of “Notes to Consolidated Financial Statements.”

Loan Portfolio Composition. The Company provides a broad array of loan products to small and medium sized businesses and to individuals. The Company’s loan portfolio composition was fairly evenly split between commercial, real estate and consumer loans, at 29.1%, 35.9% and 35.0%, respectively, of the loan portfolio at December 31, 2001. Company management believes this gives the portfolio a good spread of risk and balance. Management continues to seek an equally balanced portfolio although the ever-changing market and economic conditions may warrant a different mix. Seasonal trends, geographic expansion and increased average loan size have resulted in solid loan growth and a diversified portfolio not heavily concentrated in any one industry or in any one community. As of December 31, 2001, there were no borrowing relationships that equaled or exceeded 10% of the Bank’s total loans.

The following table sets forth the Company’s loan portfolio composition by type of loan:

	December 31

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$109,867	29.1%	$105,410	34.8%	$90,014	40.5%	$65,564	43.8%	$48,242	41.0%
Real estate mortgages:
One-to-four family residential	42,850	11.4%	31,766	10.5%	24,822	11.2%	17,052	11.4%	14,258	12.1%
Five-or-more family residential and commercial	65,782	17.4%	39,300	13.0%	29,527	13.2%	12,146	8.1%	8,711	7.4%

Total real estate mortgages	$108,632	28.8%	$71,066	23.5%	$54,349	24.4%	$29,198	19.5%	$22,969	19.5%
Real estate construction	26,917	7.1%	28,036	9.3%	14,300	6.4%	14,139	9.5%	12,646	10.8%
Consumer	132,067	35.0%	98,172	32.4%	63,757	28.7%	40,750	27.2%	33,721	28.7%

Subtotal	$377,483	100.0%	$302,684	100.0%	$222,420	100.0%	$149,651	100.0%	$117,578	100.0%

Less: allowance for loan losses	(4,308)		(2,664)		(2,182)		(1,745)		(1,296)
Deferred loan fees, net	23		(22)		(16)		(34)		(43)

Loans, net	$373,198		$299,998		$220,222		$147,872		$116,239

Commercial Loans. Commercial business lending is a primary focus of the Company’s lending activities. Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Commercial loans also are provided through the U.S. Small Business Administration (“SBA”), an independent agency of the federal government, which guarantees up to 85% of the loan amount. SBA loans are generally made to small and medium sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 2001, the Company had outstanding $1.6 million, or 1.5% of its commercial loan portfolio, in SBA commercial business loans.

Beginning in 1997, when the Company hired a lending officer with substantial experience with dealer inventory financing and indirect vehicle lending, the Company increased the origination of commercial loans to automobile dealers to finance their inventories. At December 31, 2001, the Company had outstanding $482,000, or 0.5% of its commercial loan portfolio, in dealer inventory loans to dealers of used automobiles. With few exceptions, these loans are personally guaranteed by the owner of the dealership. Such loans are often riskier than other types of commercial loans and involve a higher degree of monitoring.

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

Residential Mortgages. The Company’s portfolio of residential mortgage loans is secured by properties located within the Company’s market area. In 1997, the Company hired an experienced mortgage lender and expanded the origination of residential loans for the account of third parties. Loans originated for the account of third parties are either closed in the name of the third party or closed in the Company’s name and immediately sold to a third party investor. The Company receives a fee for each such loan originated. During the year ended December 31, 2001, the Company’s total gross loan originations of residential loans for the account of third parties were $9.7 million, compared with $17.5 million and $38.3 million, respectively, for the years ended December 31, 2000 and 1999. During the years ended December 31, 2001, 2000 and 1999 the Company originated and funded $87.9 million, $16.2 million and $0, respectively, in loans that were sold in the secondary market. The Company anticipates that it will continue to be an active originator of residential loans for the account of third parties. The Company retains no servicing rights to these mortgages. The Company is qualified to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation (“FHLMC”). The Company will consider originating for sale to FHLMC conforming residential mortgage loans, depending on market conditions. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department that makes Federal National Mortgage Association (“FNMA”) conforming loans for the account of third parties.

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

Construction Loans. The Company originates one-to-four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $5.1 million, or 19.0% of the total construction loan portfolio at December 31, 2001, compared to $6.3 million, or 22.5% and $2.8 million, or 19.4% at December 31, 2000 and 1999, respectively. The average loan size was approximately $207,000 in 2001 compared to $137,000 in 2000 and $84,000 in 1999. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company’s policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

Consumer Loans. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer loans increased $33.9 million to $132.1 million at December 31, 2001, an increase of 34.5%, representing 35.0% and 32.4% of the total loan portfolio at December 31, 2001 and 2000, respectively.

Indirect Vehicle Loans. The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. At December 31, 2001, $73.0 million, or 55.3%, of the Company’s consumer loan portfolio consisted of indirect vehicle loans compared to $48.3 million, or 49.2% in 2000 and $30.8 million, or 48.3% in 1999. Indirect vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

Credit Cards. The Company offers VISA credit cards to its customers. At December 31, 2001, 2000 and 1999, $1.9 million, $1.9 million and $1.4 million of credit card balances were outstanding, respectively. These balances represented 1.5%, 2.0% and 2.3% of the Company’s consumer loan portfolio, and 0.5%, 0.6% and 0.7% of its total portfolio for those periods, respectively. At December 31, 2001, approximately $40,000 or 2.1% of outstanding credit card balances were past due, as compared to $31,000 or 1.6% at December 31, 2000 and $3,000 or 0.2% at December 31, 1999.

Foreign Loans. The Company is not involved with loans to foreign companies or in foreign countries.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth at December 31, 2001 (1) the aggregate maturities of loans in the named categories of the Company’s loan portfolio and (2) the aggregate amounts of variable and fixed rate loans in the named categories:

	Maturing

	Within 1 year	1–5 years	After 5 years	Total
(Dollars in thousands)
Commercial	$44,431	$31,134	$34,302	$109,867
Real estate construction:
One-to-four family residential	7,570	2,812	444	10,826
Five-or-more family residential and commercial	7,509	1,109	7,473	16,091

Total real estate construction	15,079	3,921	7,917	26,917

Total	$59,510	$35,055	$42,219	$136,784

Fixed-rate loans	$16,117	$18,996	$7,590	$42,703
Variable-rate loans	43,393	16,059	34,629	94,081

Total	$59,510	$35,055	$42,219	$136,784

Commitments and Contingent Liabilities. In the ordinary course of business, the Company enters into various types of transactions that include commitments to extend credit that are not included in loans receivable, net, presented on the Company’s consolidated balance sheets. The Company applies the same credit standards to these commitments as it uses in all its lending activities and has included these commitments in its lending risk evaluations. The Company’s exposure to credit loss under commitments to extend credit is represented by the amount of these commitments. See Part II, Item 8. Note 15(b) of “Notes to Consolidated Financial Statements.”

Nonperforming Assets. The following table sets forth information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans) and total nonperforming assets:

	December 31

	2001	2000	1999	1998	1997
(Dollars in thousands)
Nonaccrual loans	$2,094	$1,152	$920	$639	$498
Restructured loans	—	77	52	208	653

Total nonperforming loans	2,094	1,229	972	847	1,151
Real estate owned	473	124	170	—	30

Total nonperforming assets	$2,567	$1,353	$1,142	$847	$1,181

Accruing loans past due≥ 90 days	$—	$—	$—	$32	$—
Potential problem loans	—	—	—	215	11
Allowance for loan losses	4,308	2,664	2,182	1,745	1,296
Interest foregone on nonaccrual loans	134	193	94	60	40

Nonperforming loans to loans	0.55%	0.41%	0.44%	0.57%	0.98%
Allowance for loan losses to loans	1.14%	0.88%	0.98%	1.17%	1.10%
Allowance for loan losses to nonperforming loans	205.73%	216.76%	224.49%	206.02%	112.60%
Nonperforming assets to total assets	0.59%	0.37%	0.40%	0.38%	0.74%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual basis when there are serious doubts about the collectibility of principal or interest. When a loan is placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rates when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which there are serious doubts as to the borrower’s ability to comply with present repayment terms and, therefore, will likely be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. Substantially, all nonperforming loans are to borrowers within the state of Washington.

Real estate owned consists of properties owned by the bank through foreclosure or other legal action and is shown at fair market value after any potential liquidation expense. Management considers the amount currently held to be consistent with the growth in the loan portfolio and that the properties are readily marketable. See Part II, Item 8. Note 1(g) of “Notes to Consolidated Financial Statements.”

Summary of Loan Loss Experience

Analysis of Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio. This includes a review of problem loans, general business and economic conditions, seasoning of the loan portfolio, bank regulatory examination results and finding of internal credit examiners, loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is reviewed quarterly by management. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Provision for Loan Losses.”

The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.	General Valuation Allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized/Classified Loss Reserves on specific relationships.

3.	Specific allowances for identified problem loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

4.	Historical loss experience of the loan portfolio.

5.	Portfolio mix by loan type.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio, coupled with credit weakness that could occur as a result of a slowdown in the local economy may require continued increases in the provisions to the allowance for loan losses during the year 2002.

Allocation of Loan Loss Allowance. The following table shows the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	December 31

	2001		2000		1999		1998		1997

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$958	29.1%	$751	34.8%	$704	40.5%	$595	43.8%	$437	41.0%
Real estate mortgage	889	28.8%	448	23.5%	372	24.4%	174	19.5%	206	19.5%
Real estate construction	374	7.1%	266	9.3%	132	6.4%	168	9.5%	115	10.8%
Consumer	1,693	35.0%	997	32.4%	715	28.7%	379	27.2%	307	28.7%
Unallocated	394	N/A	202	N/A	259	N/A	429	N/A	231	N/A

Total	$4,308	100.0%	$2,664	100.0%	$2,182	100.0%	$1,745	100.0%	$1,296	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth information regarding changes in the Company’s allowance for loan losses:

	Years Ended December 31

	2001	2000	1999	1998	1997
(Dollars in thousands)
Balance at beginning of period	$2,664	$2,182	$1,745	$1,296	$796
Charge-offs:
Commercial	(357)	(659)	(328)	(182)	(43)
Real estate	(196)	(16)	(6)	—	(11)
Consumer	(854)	(469)	(277)	(131)	(106)

Total charge-offs	(1,407)	(1,144)	(611)	(313)	(160)
Recoveries:
Commercial	119	5	8	2	—
Real estate	6	—	—	—	—
Consumer	146	95	20	25	13

Total recoveries	271	100	28	27	13

Net charge-offs	(1,136)	(1,044)	(583)	(286)	(147)
Provision for loan losses	2,780	1,526	1,020	735	647

Balance at end of period	$4,308	$2,664	$2,182	$1,745	$1,296

Net charge-off to average loans	0.33%	0.40%	0.32%	0.22%	0.15%

See Part II, Item 8. Note 4 of “Notes to Consolidated Financial Statements.”

Deposits

The Company provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit (“CDs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts and thus reduce its costs of funds.

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Years Ended December 31

	2001		2000		1999

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$112,938	2.62%	$87,411	3.42%	$73,505	2.79%
Savings deposits	25,868	2.07%	24,944	2.69%	25,242	2.55%
CDs	162,834	5.72%	122,903	6.02%	80,770	5.18%

Total interest-bearing deposits	301,640	4.24%	235,258	4.70%	179,517	3.83%
Demand and other noninterest-bearing deposits	46,110		39,480		33,794

Total average deposits	$347,750		$274,738		$213,311

The following table sets forth the amounts and maturities of CDs with balances of $100,000 or more at December 31, 2001:

December 31, 2001
(Dollars in thousands)
Remaining maturity:
Less than three months	$31,630
Three to six months	16,947
Six to twelve months	17,155
Over twelve months	3,748

Total	$69,480

Item 2. Properties

The Company currently has administrative facilities, operations facilities, full-service branches and supermarket branches.

The following table sets forth the status of the Company’s properties at December 31, 2001:

Location	Facility Type	Land	Building

Oak Harbor branch and administration	Full service/ Administrative	Leased	Owned
Oak Harbor operations	Operations	Owned	Owned
Burlington branch	Full service	Owned	Owned
Langley branch	Full service	N/ A	Leased
Coupeville branch	Full service	Owned	Owned
Clinton branch	Full service	Owned	Owned
Camano Island branch	Full service	Owned	Owned
North Whidbey branch(1)	Closed	Owned	Owned
Midway branch	Full service	Owned	Owned
Whidbey City branch	Closed	N/ A	Sublet
Bellingham branch	Full service	Owned	Owned
Freeland branch	Full service	Owned	Owned
Anacortes branch	Full service	Owned	Owned
Camano Plaza branch	Supermarket	N/ A	Leased
Sedro Woolley branch	Full service	Owned	Owned
College Way branch	Supermarket	N/ A	Leased
Bakerview branch	Full service	Owned	Owned
Stanwood	Vacant Land	Owned	N/ A
Camano	Vacant Land	Owned	N/ A

(1)	Sold during the first quarter of 2002.

Item 3. Legal Proceedings

The Company and its subsidiaries are, from time to time, defendants in, and are threatened with, various legal proceedings arising from regular business activities. Management believes that its liability for damages, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders in the fourth quarter of 2001.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. At February 28, 2002, the number of shareholders of record was 322.

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System during 2001 and 2000:

	2001		2000

	High	Low	High	Low

First quarter	$9.2500	$7.4419	$9.2500	$7.6250
Second quarter	9.3000	7.6360	9.1250	7.4516
Third quarter	10.9500	8.5520	8.9478	7.5000
Fourth quarter	10.0000	8.3889	9.0000	6.9563

The Company paid the following annual amounts on a per share basis as dividends to its shareholders:

Year	Dividend per share

2001	$0.24
2000	0.20
1999	0.16

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay a cash dividend. For 1997 and prior years, dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid dividends on a quarterly basis. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Item 6. Selected Financial Data

Consolidated Five-Year Statements of Operations and Selected Financial Data

The following table sets forth selected consolidated financial audited information and significant financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Part II, Item 8. and should be read in conjunction with the Company’s financial statements and the management discussion set forth in Part II, Item 7:

	Years Ended December 31
(Dollars in thousands, except per share amounts)
	2001	2000	1999	1998	1997

Operating data:
Total interest income	$33,046	$27,203	$19,076	$15,236	$11,901
Total interest expense	13,453	11,835	7,016	5,765	4,358

Net interest income	19,593	15,368	12,060	9,471	7,543
Provisions for loan losses	(2,780)	(1,526)	(1,020)	(735)	(647)

Net interest income after provision	16,813	13,842	11,040	8,736	6,896
Service charges on deposits	1,707	1,672	1,417	1,172	1,116
Other noninterest income	2,779	1,093	1,036	1,206	373

Total noninterest income	4,486	2,765	2,453	2,378	1,489
Noninterest expense	15,097	12,760	10,318	7,978	5,663

Income before income taxes	6,202	3,847	3,175	3,136	2,722
Provision for income taxes	(1,918)	(1,062)	(823)	(924)	(818)

Net income	$4,284	$2,785	$2,352	$2,212	$1,904

Average number of shares outstanding, basic	4,047,079	4,043,138	4,142,953	3,525,883	2,810,881
Average number of shares outstanding, diluted	4,238,622	4,235,813	4,387,192	3,769,244	2,935,972

	Years Ended December 31
(Dollars in thousands, except per share amounts)
	2001	2000	1999	1998	1997

Per share data:
Net income per share, basic	$1.06	$0.69	$0.57	$0.63	$0.68
Net income per share, diluted	1.01	0.66	0.54	0.59	0.65
Book value	8.63	7.81	7.34	7.09	4.64
Dividends	0.24	0.20	0.16	0.14	0.13
Balance sheet data:
Total assets	$437,686	$361,645	$285,970	$220,493	$160,068
Loans receivable, net of unearned fees	377,506	302,662	222,404	149,617	117,535
Allowance for loan losses(1)	4,308	2,664	2,182	1,745	1,296
Real estate owned	473	124	170	—	30
Federal funds sold	2,500	750	4,300	4,100	1,750
Deposits	367,175	317,776	254,475	189,698	146,394
Shareholders’ equity	34,977	31,501	29,798	29,691	13,035
Selected performance ratios:
Return on average assets	1.06%	0.87%	0.95%	1.16%	1.35%
Return on average equity	12.62%	9.09%	7.91%	10.31%	15.21%
Net interest margin	5.36%	5.34%	5.52%	5.56%	5.94%
Net interest spread	4.78%	4.58%	4.80%	4.75%	5.13%
Noninterest expense to average assets	3.75%	4.00%	4.18%	4.19%	4.00%
Efficiency ratio	62.70%	70.37%	71.09%	67.33%	62.70%
Dividend payout ratio	22.64%	28.99%	28.07%	22.22%	19.12%
Asset quality ratios:
Nonperforming loans to period-end loans	0.55%	0.41%	0.44%	0.57%	0.98%
Allowance for loan losses to period-end loans	1.14%	0.88%	0.98%	1.17%	1.10%
Allowance for loan losses to nonperforming loans	205.73%	216.76%	224.49%	206.02%	112.60%
Nonperforming assets to total assets	0.59%	0.37%	0.40%	0.38%	0.74%
Net loan charge-offs to average loans outstanding	0.33%	0.40%	0.32%	0.22%	0.15%
Capital ratios:
Tier 1 risk-based capital	8.57%	9.47%	11.73%	14.93%	10.67%
Total risk-based capital	9.64%	10.31%	12.67%	15.99%	11.63%
Leverage ratio	8.03%	8.54%	9.83%	11.67%	8.08%
Equity to assets ratio	7.99%	8.71%	10.42%	13.47%	8.14%
Other data:
Number of banking offices	14	14	12	12	9
Number of full time equivalent employees(2)	209	200	180	145	116

(1)	The increase in allowance for loan losses was due primarily to the substantial loan growth of the Company.

(2)	The increase in full time equivalent employees since 1998 reflects branch openings and additional increases in lending, executive and administrative personnel.

Summary of Quarterly Financial Information

See Part II, Item 8. Note 18 of “Notes to Consolidated Financial Statements”.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state-chartered bank. Its deposits are insured by the FDIC. Headquartered in Oak Harbor, the Company’s primary market area is located in northwestern Washington between Seattle and the Canadian border. The region has experienced strong population growth and economic diversification over the past several years. WBCO’s business includes commercial loan, real estate loan and construction loan portfolios. The Company is active in the consumer banking field and provides personal and consumer-oriented loan programs. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO also offers nondeposit investment products for sale through the Bank’s subsidiary, WIB Financial Services, Inc.

During 2001, the Company continued its strategy of growth and market penetration while turning its focus toward improving earnings. Management believes the increased market share reflects the Company’s reputation for focusing on customer service and satisfaction. The Company’s primary objectives are to improve operating efficiencies and profitability, increase market penetration in areas currently served, and continue an expansion strategy in appropriate market areas.

Financial Condition

Total Assets. Total assets increased to $437.7 million at December 31, 2001 from $361.6 million at December 31, 2000, an increase of 21.0%. This increase resulted primarily from growth in the loan portfolio, funded by deposit growth, investment maturities and borrowings.

Total Loans. Total loans were $377.5 million and $302.7 million at December 31, 2001, and 2000, respectively. Commercial loans grew to $109.9 million at December 31, 2001 from $105.4 million at December 31, 2000, while consumer loans increased to $132.1 million from $98.2 million during that same period. Commercial loans as a percentage of total loans decreased to 29.1% at December 31, 2001 from 34.8% at December 31, 2000 and consumer loans increased to 35.0% of total loans from 32.4% at those dates. At December 31, 2001, $73.0 million, or 55.3%, of the Company’s consumer loan portfolio consisted of indirect vehicle loans compared to $48.3 million, or 49.2% in 2000. Real estate loans increased to 28.8% of total loans at December 31, 2001 from 23.5% at December 31, 2000, while real estate construction loans decreased to 7.1% from 9.3% as of those dates.

Total Investment Securities. Total investment securities were $24.6 million and $27.3 million at December 31, 2001 and 2000, respectively. In 2001, the availability of excess funds for long-term investment purchases was significantly reduced by the need for funding the strong loan demand.

Premises and Equipment. Premises and equipment, net, were $15.6 million and $13.7 million at December 31, 2001 and 2000, respectively. The increase in 2001 over 2000 reflects construction of a new branch office and related furniture and fixtures; purchase of land for branch offices; upgrading equipment and computer systems; and remodeling of offices, offset by the sale of two vacated properties.

Deposit Accounts. Deposit accounts totaled $367.2 million and $317.8 million at December 31, 2001 and 2000, respectively. Management attributes this increase to a combination of its efforts to attract deposits through competitive pricing, delivery of quality service and the expansion of its market area.

During 2001, there was a minimal shift in the deposit mix as the Company experienced an overall average deposit increase of 26.6%, or $73.0 million, in 2001 as compared to 28.8%, or $61.4 million, growth in 2000.

Average interest-bearing deposits increased $66.4 million, or 28.2%, in 2001 and $55.7 million, or 31.1%, in 2000. Noninterest-bearing deposits increased $6.6 million, or 16.8%, and $5.7 million, or 16.8%, respectively, for the same periods.

Interest demand and money market average deposit growth was 29.2% at $25.5 million and 18.9% at $13.9 million in 2001 and 2000, respectively, while average savings deposits showed minimal changes with an increase of $924,000, or 3.7%, in 2001 and a slight decrease of $298,000, or 1.2%, in 2000.

Average CDs grew $39.9 million, or 32.5%, during 2001 as compared to $42.1 million, or 52.2%, in 2000. Generally, the majority of the Company’s CDs mature within a twelve month time frame. All deposit product averages increased during 2001 as the Company focused on attracting deposits and establishing customer relationships. See Part I, Item 1. “Business — Deposits”; and Part II, Item 8. Note 6 of “Notes to Consolidated Financial Statements.”

Shareholders’ Equity. Shareholders’ equity was $35.0 million and $31.5 million at December 31, 2001 and 2000, respectively. This increase reflects earnings of $4.3 million, cash dividends of $972,000, $66,000 proceeds from stock options exercised and the change in unrealized gain on investment securities of $98,000, net of tax. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Capital Ratios.”

Net Interest Income

The primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities; spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities; and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of noninterest-bearing liabilities. During the fiscal years ended December 31, 2001, 2000 and 1999, average interest-earning assets were $370.8 million, $292.9 million and $223.6 million, respectively. During these same periods, the Company’s net interest margins were 5.36%, 5.34% and 5.52%, respectively. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the dates indicated the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Years Ended December 31

	2001			2000			1999

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)	$342,932	$31,642	9.23%	$261,236	$25,521	9.77%	$181,472	$16,856	9.29%
Federal funds sold	1,065	47	4.41%	911	55	6.04%	1,671	86	5.15%
Interest-bearing cash	1,219	49	4.02%	2,269	131	5.77%	4,534	205	4.52%
Investments:
Taxable	8,637	520	6.02%	11,439	693	6.06%	18,520	1,114	6.02%
Non-taxable(2)	16,831	1,055	6.27%	17,092	1,075	6.29%	17,387	1,092	6.28%
Deferred compensation plan	92	1	1.09%	—	—	—	—	—	—

Interest-earning assets	$370,776	$33,314	8.98%	$292,947	$27,475	9.38%	$223,584	$19,353	8.66%
Noninterest-earning assets	31,497			25,702			23,098

Total assets	$402,273			$318,649			$246,682

Liabilities and Shareholders’ Equity
Deposits
Interest demand and money market	$112,938	$2,956	2.62%	$87,411	$2,988	3.42%	$73,505	$2,054	2.79%
Savings	25,868	536	2.07%	24,944	672	2.69%	25,242	644	2.55%
CDs	162,834	9,310	5.72%	122,903	7,401	6.02%	80,770	4,185	5.18%

Interest-bearing deposits	$301,640	$12,802	4.24%	$235,258	$11,061	4.70%	$179,517	$6,883	3.83%
Fed funds purchased	8,338	309	3.71%	6,336	421	6.64%	2,234	116	5.19%
Other borrowings	10,058	342	3.40%	5,222	353	6.76%	210	17	8.10%

Interest-bearing liabilities	$320,036	$13,453	4.20%	$246,816	$11,835	4.80%	$181,961	$7,016	3.86%
Noninterest-bearing deposits	46,110			39,480			33,794
Other noninterest-bearing liabilities	2,192			1,704			1,182

Total liabilities	$368,338			$288,000			$216,937
Shareholders’ equity	33,935			30,649			29,745

Total liabilities and shareholders’ equity	$402,273			$318,649			$246,682

Net interest income(2)		$19,861			$15,640			$12,337

Net interest spread			4.78%			4.58%			4.80%

Net interest margin(2)			5.36%			5.34%			5.52%

(1)	Of this amount, loan fees accounted for $765,000, $85,000 and $114,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $268,000, $272,000 and $277,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Consolidated Analysis of Changes in Interest Income and Expense

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume of loans and deposits and interest rate have been allocated proportionately to the changes due to volume and the change due to interest rate:

	2001 compared to 2000			2000 compared to 1999

	Increase (decrease) due to			Increase (decrease) due to

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans	$7,977	$(1,856)	$6,121	$7,411	$1,254	$8,665
Federal funds sold	9	(17)	(8)	(39)	8	(31)
Interest-earning cash	(61)	(21)	(82)	(102)	28	(74)
Securities(1)	(184)	(8)	(192)	(454)	16	(438)

Total interest income	$7,741	$(1,902)	$5,839	$6,816	$1,306	$8,122

Interest-bearing demand deposits	$873	$(905)	$(32)	$386	$548	$934
Savings accounts	25	(161)	(136)	(8)	36	28
CDs	2,401	(492)	1,909	2,183	1,033	3,216
Fed funds purchased	132	(244)	(112)	213	92	305
Other borrowings	327	(338)	(11)	406	(70)	336

Total interest expense	$3,758	$(2,140)	$1,618	$3,180	$1,639	$4,819

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $268,000, $272,000 and $277,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/ Liability Management.”

Results of Operations

Net Income. The Company reported net income of $4.3 million, $2.8 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted net income per share was $1.01, $0.66 and $0.54 for 2001, 2000 and 1999, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and, to a lesser extent, increases in noninterest income partially offset by increases in noninterest expenses and an increase in the provision for loan losses. The diluted net income per share increase in 2000 was attributed to a decrease in the number of average outstanding shares from the repurchase of 68,000 shares during the year, which completed the Company’s 1999 Stock Repurchase Plan. There were no shares repurchased during 2001. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Capital and Capital Ratios.”

Net Interest Income. Net interest income for the years ended December 31, 2001, 2000 and 1999 was $19.6 million, $15.4 million and $12.1 million, respectively. The increase in fiscal year 2001 was $4.2 million, or 27.5%, and in 2000 was $3.3 million, or 27.4%, as a result of average interest-earning assets increasing more in actual total dollars than average interest-bearing liabilities. The growth was funded by deposits, shareholders’ equity, borrowings and maturing investment securities.

The average yield on interest-earning assets was 8.98% for the year ended December 31, 2001 compared to 9.38% for the year ended December 31, 2000 and 8.66% for the year ended December 31, 1999. These changes are due primarily to fluctuating rates earned on loans. Average yield on loans decreased to 9.23% for the year ended December 31, 2001 from 9.77% for the year ended December 31, 2000. Average yield on loans was 9.29% for the year ended December 31, 1999.

Average yields on taxable and non-taxable investments have remained fairly stable since 1999. The average yield on taxable investments was 6.02% for the year ended December 31, 2001 compared to 6.06% and 6.02% for the years ended December 31, 2000 and December 31, 1999, respectively. The average yield on non-taxable investments decreased slightly to 6.27% for the year ended December 31, 2001 from 6.29% for the year ended December 31, 2000 and 6.28% for the year ended December 31, 1999, calculated on a fully tax-equivalent basis.

The average yield on interest-bearing liabilities was 4.20% for the year ended December 31, 2001 compared to 4.80% and 3.86% for the years ended December 31, 2000 and 1999, respectively. Interest rates on all deposit types decreased during 2001.

Average interest-earning assets increased $77.8 million, or 26.6%, in 2001 and $69.4 million, or 31.0%, in 2000 and average interest-bearing liabilities increased $73.2 million, or 29.7%, and $64.9 million, or 35.6%, respectively, during the same periods.

Net interest spread was 4.78% for the year ended December 31, 2001 compared to 4.58% and 4.80% for the years ended December 31, 2000 and 1999, respectively. Net interest margin was 5.36% compared to 5.34% and 5.52%, respectively, for the same periods. The increase in net interest spread and net interest margin in 2001 over 2000 was primarily due to the average yields on interest-bearing liabilities decreasing more than average yields on interest-bearing assets.

Provision For Loan Losses. The Company’s provision for loan losses for the years ended December 31, 2001, 2000 and 1999 totaled $2.8 million, $1.5 million and $1.0 million, respectively. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management’s assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The provision for loan losses was increased in 2001, 2000 and 1999 to keep pace with the strong loan growth and losses inherent in the loan portfolio. During 2001, the allowance for loan losses increased by $1.6 million. The allowance represented 1.14% of loans and 205.73% of nonperforming loans at December 31, 2001. During 2000, the allowance for loan losses increased by $482,000. The allowance represented 0.88% of loans and 216.76% of nonperforming loans at December 31, 2000. The allowance represented 0.98% of loans and 224.49% of nonperforming loans at December 31, 1999. For the years ended December 31, 2001, 2000 and 1999, net loan charge-offs amounted to $1.1 million, $1.0 million and $583,000, respectively. See Part I, Item 1. “Business — Summary of Loan Loss Activities — Allocation of Loan Loss Allowance”.

Noninterest Income. Noninterest income for the years ended December 31, 2001, 2000 and 1999 was $4.5 million, $2.8 million and $2.5 million, respectively, an increase of $1.7 million in 2001 over 2000, and an increase of $312,000 in 2000 from 1999. The increase was primarily related to secondary market fees and gain on sale of real estate loans originated for the account of third parties, reflecting the upsurge of the mortgage loan market during 2001. Additional noninterest income of $302,000 was received through the gain on sale of two vacated properties.

Noninterest Expense. Noninterest expense for the years ended December 31, 2001, 2000 and 1999 was $15.1 million, $12.8 million and $10.3 million, respectively, which represents an increase of 18.3% in 2001 over 2000, and an increase of 23.7% in 2000 from 1999. These increases were mainly due to additional costs for salaries and employee benefits, occupancy expense, and other operating expense reflecting the growth of the Company. The Company expects this trend in increased noninterest expense to continue to slow as total asset growth slows and total operating efficiencies improve.

Set forth below is a schedule showing additional detail concerning increases in the Company’s noninterest expense for 2001 compared with 2000 and for 2000 compared with 1999:

	Years Ended December 31
				Increase (decrease)	Increase (decrease)
(Dollars in thousands)	2001	2000	1999	2001 vs 2000	2000 vs 1999

Salaries and benefits	$10,479	$8,834	$6,967	$1,645	$1,867
Less: loan origination costs	(1,684)	(1,484)	(1,508)	(200)	24

Net salaries and benefits (as reported)	$8,795	$7,350	$5,459	$1,445	$1,891
Occupancy expense	2,718	2,384	2,141	334	243
Office supplies and printing	520	451	439	69	12
Data processing	334	312	312	22	—
Consulting and professional fees	270	271	281	(1)	(10)
Other	2,460	1,992	1,686	468	306

Total noninterest expense	$15,097	$12,760	$10,318	$2,337	$2,442

Income Tax. For the years ended December 31, 2001, 2000 and 1999, the Company recorded income tax provision of $1.9 million, $1.1 million and $823,000 respectively.

Liquidity and Sources of Funds

Source of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to make loans and to support continuing operations. Management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2002. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank (“FHLB”) lines of credit. Management is also investigating other appropriate funding sources to help finance banking operations and to maintain a favorable liquidity position and proper asset/liability mix. Due to the Company’s strong asset growth, capital ratios are trending downward resulting in a change to the Company’s status for regulatory purposes from the “well-capitalized” level to the “adequately-capitalized” level. Consequently, management is evaluating potential capital raising alternatives such as trust preferred securities, issuance of common stock, and other sources.

Deposits. Total deposits were $367.2 million, $317.8 million and $254.5 million at December 31, 2001, 2000 and 1999, respectively. This represents an increase of 15.5% and 24.9% for the years ended December 31, 2001 and December 31, 2000, respectively. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and the delivery of quality service. See Part I, Item 1. “Business — Deposits.”

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 2001, the Company had $161.7 million in CDs of which approximately $150.9 million, or 93.4%, are scheduled to mature on or prior to December 31, 2002. Uncertain market and economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. However, based on prior experience, the Company anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. The Company relies upon advances from the FHLB of Seattle to supplement funding needs. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the security of such stock and certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 15% of a member’s assets, and overnight borrowings may not exceed 5% of the institution’s assets. The FHLB of Seattle determines specific lines of credit for each member institution.

At December 31, 2001 the Company had a line of credit with the FHLB of $65.5 million, of which $27.5 million was advanced in short-term borrowings (original maturity of one year or less) and $5.0 million in long-term borrowings. At December 31, 2000, the Company had $10.0 million in short-term borrowings with the FHLB. See Part II, Item 8. Note 7 of “Notes to Consolidated Financial Statements.” The Company also had unused lines of credit with corresponding banks in the amount of $13.0 million at December 31, 2001. The Company expects to continue to use these sources to supplement its funding.

Investments. The Company’s total portfolio of investment securities decreased by $2.8 million and $3.9 million in 2001 and 2000, respectively. The investment portfolio consists of government agency securities, municipal securities, FHLB stock, and corporate obligations. Municipal securities represented 66.7%, or $16.4 million, of the Company’s investment portfolio at December 31, 2001 as compared to 62.8%, or $17.2 million, at December 31, 2000 and 55.2%, or $17.2 million, at December 31, 1999. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 13.5% at December 31, 2001, 17.1% at December 31, 2000 and 37.8% at December 31, 1999 of the municipal securities in the Company’s investment portfolio were rated below “A,” or its equivalent, or unrated. Corporate obligations were $3.0 million, or 12.3% of the Company’s investment portfolio, at December 31, 2001, $4.3 million, or 15.8% of the investment portfolio, at December 31, 2000 and $6.3 million, or 20.3% of the investment portfolio at December 31, 1999. At December 31, 2001, 83.3% of corporate obligations held by the Company were rated “A,” or its equivalent, or better. In 2000 and 1999, all corporate obligations held by the Company were rated “A,” or its equivalent, or better. The average maturity of the securities portfolio was approximately 3.8 years, 4.3 years and 4.4 years as of December 31, 2001, 2000 and 1999, respectively. No investment exceeds 10% of the shareholders’ equity.

The following table summarizes the amortized cost and recorded and market values of securities in the Company’s portfolio by contractual maturity groups:

	December 31, 2001

	Amortized cost	Market value	Recorded value
(Dollars in thousands)
Amounts maturing:
Within one year	$7,848	$7,946	$7,896
One to five years	9,661	10,026	9,720
Six to ten years	6,090	6,189	6,090
Over ten years	869	888	869

Total	$24,468	$25,049	$24,575

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio:

	December 31, 2001

	Within 1 year	1-5 years	6-10 years	Over 10 years	Total
(Dollars in thousands)
U.S. government agency securities
Balance	$1,531	$1,597	$—	$—	$3,128
Weighted average yield	5.44%	5.75%	—	—	5.60%
State and political subdivisions
Balance	1,815	7,622	6,090	869	16,396
Weighted average yield	4.75%	4.65%	4.64%	5.08%	4.68%
Corporate obligations and other
Balance	2,521	501	—	—	3,022
Weighted average yield	6.13%	6.11%	—	—	6.13%
FHLB stock
Balance	2,029	—	—	—	2,029
Weighted average yield	6.25%	—	—	—	6.25%

Total balance	$7,896	$9,720	$6,090	$869	$24,575

Weighted average yield	5.71%	4.91%	4.64%	5.08%	5.11%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

The Company had $2.0 million of FHLB stock at December 31, 2001. Amounts in excess of the required minimum for FHLB membership may be redeemed at par. At December 31, 2001, the Company was required to maintain an investment in the stock of FHLB of Seattle of $1.6 million.

At December 31, 2001, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s shareholders’ equity.

Held-to-Maturity Investment Securities. Investment securities designated as held-to-maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company’s intent to hold investment securities for the foreseeable future. Investment securities designated as held-to-maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. At December 31, 2001, the investment portfolio consisted of 74.9% held-to-maturity investments at carrying value.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of held-to-maturity securities as of December 31, 2001, 2000 and 1999:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
(Dollars in thousands)
December 31, 2001:
State and political subdivisions	$16,396	$449	$(7)	$16,838
Corporate obligations	2,005	32	—	2,037

Total	$18,401	$481	$(7)	$18,875

December 31, 2000:
State and political subdivisions	$17,167	$124	$(130)	$17,161
Corporate obligations	4,324	4	(23)	4,305

Total	$21,491	$128	$(153)	$21,466

December 31, 1999:
U.S. government agency securities	$499	$—	$(2)	$497
State and political subdivisions	17,249	3	(235)	17,017
Corporate obligations	6,342	1	(70)	6,273

Total	$24,090	$4	$(307)	$23,787

Available-for-Sale Investment Securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/ liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 2001, the investment portfolio consisted of 25.1% available-for-sale securities at carrying value. The Company expects in the future that available-for-sale securities would increase as a percent of total investment securities at carrying value.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale as of December 31, 2001, 2000 and 1999:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
(Dollars in thousands)
December 31, 2001:
U.S. government agency securities	$3,038	$90	$—	$3,128
Corporate obligations	1,000	17	—	1,017
FHLB stock	2,029	—	—	2,029

Total	$6,067	$107	$—	$6,174

December 31, 2000:
U.S. Treasury securities	$4,536	$3	$(44)	$4,495
U.S. government agency securities	500	—	—	500
FHLB stock	844	—	—	844

Total	$5,880	$3	$(44)	$5,839

December 31, 1999:
U.S. Treasury securities	$2,003	$2	$(1)	$2,004
U.S. government agency securities	4,534	—	(165)	4,369
FHLB stock	791	—	—	791

Total	$7,328	$2	$(166)	$7,164

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $35.0 million at December 31, 2001 from $31.5 million at December 31, 2000 and from $29.8 million at December 31, 1999. The increase during 2001 was from net income, proceeds from stock options exercised and the increase in unrealized gain (loss) on securities, less dividends. In 2000, the increase was from net income, proceeds from stock options exercised and the increase in unrealized gain (loss) on securities, less dividends and Company stock repurchases. At December 31, 2001, shareholders’ equity was 8.0% of total assets compared to 8.7% and 10.4% of total assets at December 31, 2000 and 1999, respectively. The decrease in this ratio primarily results from significant asset growth and Company stock repurchases in 2000 and 1999. The Company approved a stock repurchase plan in April 1999, which allowed the Company to repurchase up to 210,000 shares of the Company’s common stock. As of December 31, 2000, the Company had repurchased the entire 210,000 shares at an average price of $9.61 per share.

The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. See Part I, Item 1. “Business — Supervision and Regulation.” The FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized,” primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a total risk-adjusted capital ratio of at least 10%, a Tier I risk-adjusted capital ratio of at least 6%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can negatively impact (a) a bank’s ability to expand and to engage in certain activities, and may cause an increase in FDIC insurance premium rates, and (b) a bank holding company’s ability to utilize certain expedited filing procedures, among other things.

As the following table indicates, the Company (on a consolidated basis) and the Bank did not qualify as “well capitalized” at December 31, 2001, but did exceed the minimum “adequately capitalized” requirements:

	December 31, 2001

	Adequately-capitalized	Well-capitalized
	requirement	requirement	Actual ratio

Total risk-based capital ratio	8%	10%	9.64%
Tier 1 risk-based capital ratio	4%	6%	8.57%
Leverage ratio	4%	5%	8.03%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.

In addition, applicable federal and Washington state regulations restrict capital distributions by institutions such as the Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the year ended December 31, 2001.

The Bank is considering a potential acquisition of certain deposits, tangible assets and the lease of a bank branch located in Bellingham, Washington. The closing is contingent upon the Bank’s completion of satisfactory due diligence regarding the branch and the value of the assets being purchased, approval from the relevant regulatory agencies and other customary closing conditions. Closing of this branch acquisition is anticipated to occur during 2002.

Impact of Inflation and Changing Prices

The primary impact of inflation on the Company’s operations is increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than the effects of general levels of inflation. Although interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services, increases in inflation generally have resulted in increased interest rates.

Asset/Liability Management

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analysis: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, municipal securities, FHLB stock and corporate obligations. The securities portfolio contributes to the Company’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

Significant Accounting Policies

See Part II, Item 8. Note 1(l) of “Notes to Consolidated Financial Statements.”

2002 Anticipated Financial Performance

WBCO anticipates that it will grow earnings by 20% to 25% in 2002. Balance sheet targets include 15% to 20% loan growth and 10% to 15% deposit growth. Additionally, management expects to achieve a return on average equity of at least 13% and maintain the efficiency ratio in the low 60% range. Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. One of the areas subject to uncertainty is economic stability. The economic conditions within the Company’s market area appear to remain fairly strong, particularly in the area surrounding NAS Whidbey Island. The intensified focus on, and support of, the country’s military operations has contributed to the local economy. Although there are concerns regarding a slowdown in the economy, management expects growth to continue in the northwestern Washington region and believes that the Company will have opportunities to be successful. These opportunities will be pursued while applying rigorous credit discipline and thorough analysis to ensure quality growth.

The net interest margin is expected to remain relatively stable through 2002 as deposit repricing slows. Total loans are expected to increase in volume and rates are expected to be flat during the year. The above performance goals anticipate the Company’s overall loan and deposit rates to have minimal change throughout 2002. Should rates increase more than expected, the Company could be negatively impacted due to its current position of slightly liability sensitive. Other unexpected changes, such as significant declines in the economy or substantial credit deterioration, could further reduce the anticipated performance of the Company.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

Market Risk

The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. Generally, there are four sources of interest rate risk as described below:

Repricing risk. Generally, repricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

Basis risk. Basis risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

Yield curve risk. Yield curve risk is the risk of adverse consequence resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.

Option risk. In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.

The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond preestablished limits, management will consider steps to reduce interest rate risk to acceptable levels. See Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management.”

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

Based on the results of the income simulation model as of December 31, 2001, the Company would expect a decrease in net interest income of $291,000 if interest rates increase from current rates by 100 basis points and an increase in net interest income of $290,000 if interest rates decrease from current rates by 100 basis points.

The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2001. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	0–3 months	4–12 months	1–5 years	Over 5 years	Total

(Dollars in thousands)

Interest-earning assets:
Federal funds sold	$2,500	$—	$—	$—	$2,500
Investment securities	1,000	6,896	9,720	6,959	24,575
Loans	96,469	37,158	163,198	80,681	377,506

Total interest-earning assets	$99,969	$44,054	$172,918	$87,640	$404,581
Interest-earning assets to total interest-earning assets	24.71%	10.89%	42.74%	21.66%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$67,203	$—	$—	$—	$67,203
Money market deposits	58,502	—	—	—	58,502
Savings deposits	28,840	—	—	—	28,840
CDs	63,367	87,566	10,732	—	161,665

Total interest-bearing liabilities	$217,912	$87,566	$10,732	$—	$316,210
Interest-bearing liabilities to total interest-bearing liabilities	68.92%	27.69%	3.39%	—	100.00%
Interest sensitivity gap	$(117,943)	$(43,512)	$162,186	$87,640	$88,371
Interest sensitivity gap, as a percentage of total assets	(26.95%)	(9.94%)	37.06%	20.02%
Cumulative interest sensitivity gap	$(117,943)	$(161,455)	$731	$88,371
Cumulative interest sensitivity gap, as a percentage of total assets	(26.95%)	(36.89%)	0.17%	20.19%

The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is liability sensitive 0-12 months and asset sensitive thereafter. Thus, the table indicates that in an environment of increasing interest rates, the net interest income of the Company would be adversely affected and in a declining interest rate environment, the Company’s net interest income would be favorably affected. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment, the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets, which are considered to be immediately sensitive. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.

Bond and Debt Obligations Risk

Other market driven prices that affect the Company’s market risk are primarily prices in the markets for governmental bonds and corporate debt. Changes in market risk perceptions and risk tolerance can contribute to changes in prices of such securities affecting the Company’s capital and liquidity, and indirectly affecting earnings if market changes constrict portfolio management alternatives available to the Company or contribute to circumstances affecting the potential impairment of a security. The Company monitors the prices of its investment securities at least once a month. The Company manages this risk primarily by setting portfolio limits, including limits by issuer, by industry, by security type, and for the overall size of its governmental bonds and corporate debt portfolios.

Item 8. Financial Statements and Supplementary Data

Independent Auditors’ Report

The Board of Directors and Shareholders

Washington Banking Company:

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

January 25, 2002

WASHINGTON BANKING COMPANY

AND SUBSIDIARY
Consolidated Statements of Financial Condition
December 31, 2001 and 2000
(Dollars in thousands, except per share data)

	2001	2000
Assets
Cash and due from banks	$16,838	$15,001
($1,508 and $1,158, respectively, are restricted)
Interest-earning deposits	427	1,428
Federal funds sold	2,500	750

Total cash, restricted cash, and cash equivalents	19,765	17,179

Federal Home Loan Bank stock	2,029	844
Investment securities available for sale	4,145	4,995
Investment securities held to maturity	18,401	21,491
Deferred compensation plan	132	—

Total investment securities	24,707	27,330

Loans receivable, net	373,198	299,998
Premises and equipment, net	15,647	13,730
Other real estate owned	473	124
Deferred tax assets	812	378
Other assets	3,084	2,906

Total assets	$437,686	$361,645

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$367,175	$317,776
Other borrowed funds	32,500	10,000
Deferred compensation plan	132	—
Other liabilities	2,902	2,368

Total liabilities	402,709	330,144

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares: issued and outstanding 4,055,250 and 4,032,750 shares in 2001 and 2000, respectively	16,124	16,058
Retained earnings	18,782	15,470
Accumulated other comprehensive income (loss), net	71	(27)

Total shareholders’ equity	34,977	31,501
Commitments and contingencies
Total liabilities and shareholders’ equity	$437,686	$361,645

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY
Consolidated Statements of Income
Years ended December 31, 2001, 2000 and 1999
(Dollars in thousands, except per share data)

	2001	2000	1999

Interest income:
Interest and fees on loans	$31,642	$25,521	$16,856
Interest on taxable investment securities	446	641	1,058
Interest on tax-exempt investment securities	787	802	815
Other	171	239	347

Total interest income	33,046	27,203	19,076
Interest expense	13,453	11,835	7,016

Net interest income	19,593	15,368	12,060
Provision for loan losses	(2,780)	(1,526)	(1,020)

Net interest income after provision for loan losses	16,813	13,842	11,040

Noninterest income:
Service charges on deposits	1,707	1,672	1,417
Other	2,779	1,093	1,036

Total noninterest income	4,486	2,765	2,453

Noninterest expense:
Salaries and benefits	8,795	7,350	5,459
Occupancy expense	2,718	2,384	2,141
Office supplies and printing	520	451	439
Data processing	334	312	312
Consulting and professional fees	270	271	281
Other	2,460	1,992	1,686

Total noninterest expense	15,097	12,760	10,318

Income before income taxes	6,202	3,847	3,175
Provision for income taxes	(1,918)	(1,062)	(823)

Net income	$4,284	$2,785	$2,352

Net income per share, basic	$1.06	$0.69	$0.57

Net income per share, diluted	$1.01	$0.66	$0.54

Average number of shares outstanding, basic	4,047,079	4,043,138	4,142,953
Average number of shares outstanding, diluted	4,238,622	4,235,813	4,387,192

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2001, 2000 and 1999
(Dollars and shares in thousands, except per share data)

				Accumulated
				other
	Common stock			comprehensive	Total
			Retained	income	shareholders’
	Shares	Amount	earnings	(loss), net	equity

Balance at December 31, 1998	4,189	$17,836	$11,805	$50	$29,691
Cash dividend, $0.16 per share	—	—	(664)	—	(664)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(158)	(158)
Net income	—	—	2,352	—	2,352
Repurchase of common stock	(142)	(1,469)	—	—	(1,469)
Stock options exercised	15	46	—	—	46

Balance at December 31, 1999	4,062	$16,413	$13,493	$(108)	$29,798
Cash dividend, $0.20 per share	—	—	(808)	—	(808)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	81	81
Net income	—	—	2,785	—	2,785
Repurchase of common stock	(68)	(550)	—	—	(550)
Stock options exercised	39	195	—	—	195

Balance at December 31, 2000	4,033	$16,058	$15,470	$(27)	$31,501
Cash dividend, $0.24 per share	—	—	(972)	—	(972)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	98	98
Net income	—	—	4,284	—	4,284
Repurchase of common stock	—	—	—	—	—
Stock options exercised	22	66	—	—	66

Balance at December 31, 2001	4,055	$16,124	$18,782	$71	$34,977

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	For the Years Ended December 31

Comprehensive Income (Loss):	2001	2000	1999

Net income	$4,284	$2,785	$2,352
Increase (decrease) in unrealized gain on securities available for sale, net of tax of $50, $42 and $81, respectively	98	81	(158)

Comprehensive income	$4,382	$2,866	$2,194

See accompanying notes to consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years ended December 31, 2001, 2000 and 1999
(Dollars in thousands)

	2001	2000	1999

Cash flows from operating activities:
Net income	$4,284	$2,785	$2,352
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(73)	(53)	(55)
Deferred income tax expense (benefit)	(484)	14	67
Amortization of investment premiums, net	33	40	61
Provision for loan losses	2,780	1,526	1,020
Depreciation of premises and equipment	1,226	1,048	734
Gain on sale of premises and equipment	(271)	(26)	(34)
Gain on sale of other real estate owned	(50)	(3)	—
Net increase in other assets	(178)	(986)	(218)
Net increase in other liabilities	534	671	593
Modification to stock award	—	79	—

Net cash provided by operating activities	7,801	5,095	4,520

Cash flows from investing activities:
Purchases of investment securities available for sale	—	—	(1,033)
Maturities of investment securities available for sale	2,000	1,500	7,000
Purchases of investment securities held to maturity	—	(500)	(1,790)
Maturities of investment securities held to maturity	2,055	3,060	2,525
Net increase in loans	(76,184)	(81,332)	(73,540)
Purchases of premises and equipment	(3,372)	(3,608)	(3,967)
Purchases of other real estate owned	(175)	—	—
Proceeds from the sale of premises and equipment	500	33	136
Purchases of Federal Home Loan Bank stock	(1,112)	—	—
Proceeds from the sale of real estate owned	80	79	—

Net cash used in investing activities	(76,208)	(80,768)	(70,669)

Cash flows from financing activities:
Net increase in deposits	49,399	63,301	64,777
Net increase in other borrowed funds	22,500	10,000	—
Dividends paid on common stock	(972)	(808)	(664)
Proceeds from stock options exercised	66	116	46
Proceeds from stock issued	—	—	—
Repurchase of common stock	—	(550)	(1,469)

Net cash provided by financing activities	70,993	72,059	62,690

Net (decrease) increase in cash and cash equivalents	2,586	(3,614)	(3,459)
Cash and cash equivalents at beginning of period	17,179	20,793	24,252

Cash and cash equivalents at end of period	$19,765	$17,179	$20,793

Supplemental information:
Loans foreclosed and transferred to real estate owned	$204	$30	$170
Cash paid for interest	13,841	11,586	6,710
Cash paid for taxes	2,250	925	630
Transfer of investments from held to maturity to available for sale	1,000	—	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

          (a) Description of Business

Washington Banking Company (“WBCO”), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank (“WIB” or “Bank”), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio and its market area currently enjoys a stable economic climate, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

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

          (d) Investment Securities

Investment securities available for sale include securities that management intends to use as part of its overall asset/ liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method.

Investment securities held to maturity are comprised of debt securities for which the Company has positive intent and ability to hold to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities.

Management determines the appropriate classification of investment securities at the purchase date. During the first quarter of 2001, the Company transferred $1,000 of securities from held to maturity to available for sale in conjunction with the adoption of FASB Statement 133 “Accounting for Derivatives and Hedging Activities.”

          (e) Loans Receivable, Net

Loans receivable, net, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination fees, and the allowance for loan losses.

Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally loans past due 90 days or more).

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.

Interest income previously accrued on nonaccrual and impaired loans, but not yet received, is reversed in the period the loan is placed in nonaccrual status. Payments received are generally applied to principal. However, based on management’s assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to an accrual status when management determines the circumstances have improved to the extent there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the estimated life of the individual loans, adjusted for actual prepayments.

          (f) Allowance for Loan Losses

A valuation allowance for loans is based on management’s estimate of the amount necessary to recognize possible losses inherent in the loan portfolio. In determining the level to be maintained, management evaluates many factors including the borrowers’ ability to repay, the value of underlying collateral, historical loss experience, delinquency analyses, and current economic and market conditions. In the opinion of management, the allowance is adequate to absorb reasonably foreseeable losses inherent in the loan portfolio.

While management uses available information to recognize losses on these loans, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

          (g) Other Real Estate Owned

All real estate acquired in satisfaction of a loan is considered held for sale and reported as “real estate owned”. Real estate owned is carried at the lower of cost or fair value based upon recent appraisal less estimated cost of disposal.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

          (j) Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001, the Company’s minimum required investment was approximately $1,625. The Company may request redemption at par value of any stock in excess of the minimum required investment. Stock redemptions are at the discretion of the FHLB.

          (k) Stock-Based Compensation

The Company measures its employee stock-based compensation arrangements using the provisions outlined in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation,” which are intrinsic value-based methods of recognizing compensation costs for employees. Compensation cost is recognized to the extent that the Company’s stock options have an intrinsic value at grant date.

          (l) Recent Financial Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions of that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company is required and plans to adopt the provisions of SFAS 144 for the fiscal year beginning January 1, 2002.

In June 2001, the FASB issued SFAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. Management has not yet determined the impact of adopting this Statement.

In July 2001, FASB issued SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The provisions of SFAS 142 will be adopted by the Company on January 1, 2002. We do not expect that the adoption of this statement will have a material effect on our results of operations or financial position.

          (m) Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform to the 2001 financial statement presentation.

(2) Restrictions on Cash Balance

The Company is required to maintain an average reserve with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2001 and 2000 was approximately $1,508 and $1,158, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(3) Investment Securities

The amortized costs and market values of investment securities at December 31, 2001 and 2000 are as summarized:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	Value
December 31, 2001:
Investments available for sale:
U.S. government agency securities	$3,038	$90	$—	$3,128
Corporate obligations	1,000	17	—	1,017
FHLB stock	2,029	—	—	2,029

Total investment securities available for sale	$6,067	$107	$—	$6,174

Investments held to maturity:
State and political subdivisions	$16,396	$449	$(7)	$16,838
Corporate obligations	2,005	32	—	2,037

Total investment securities held to maturity	$18,401	$481	$(7)	$18,875

December 31, 2000:
Investments available for sale:
U.S. Treasury securities	$4,536	$3	$(44)	$4,495
U.S. government agency securities	500	—	—	500
FHLB stock	844	—	—	844

Total investment securities available for sale	$5,880	$3	$(44)	$5,839

Investments held to maturity:
State and political subdivisions	$17,167	$124	$(130)	$17,161
Corporate obligations	4,324	4	(23)	4,305

Total investment securities held to maturity	$21,491	$128	$(153)	$21,466

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The amortized cost and market value of investment securities by contractual maturity at December 31, 2001 are as shown below:

	Dates of Maturities

	Under 1	1-5	5-10	Over 10
	year	years	years	years	Total

Investments available for sale:
Corporate bonds and other:
Amortized cost	$1,000	$—	$—	$—	$1,000
Market value	1,017	—	—	—	1,017
U.S. government agency securities:
Amortized cost	1,500	1,538	—	—	3,038
Market value	1,531	1,597	—	—	3,128
FHLB stock:
Amortized cost	2,029	—	—	—	2,029
Market value	2,029	—	—	—	2,029

Total amortized cost	4,529	1,538	—	—	6,067
Total market value	$4,577	$1,597	$—	$—	$6,174

Investments held to maturity:
State and political subdivisions:
Amortized cost	$1,815	$7,622	$6,090	$869	$16,396
Market value	1,850	7,911	6,189	888	16,838
Corporate bonds and other:
Amortized cost	1,504	501	—	—	2,005
Market value	1,519	518	—	—	2,037

Total amortized cost	3,319	8,123	6,090	869	18,401
Total market value	$3,369	$8,429	$6,189	$888	$18,875

Included in other assets is accrued interest on investment securities amounting to $186 and $232 as of December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, investment securities with amortized cost values of $6,077 and $2,536, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 2001, 2000 and 1999.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4) Loans And Allowance For Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, is as follows:

	December 31

	2001	2000

Commercial loans	$109,867	$105,410
Real estate loans	108,632	71,066
Real estate construction loans	26,917	28,036
Consumer loans	132,067	98,172

	$377,483	$302,684
Less:
Allowance for loan losses	(4,308)	(2,664)
Deferred loan fees, net	23	(22)

Net loans	$373,198	$299,998

As of December 31, 2001 and 2000, the Company had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $2,503 and $1,897, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility.

Included in other noninterest income is gain on sale of real estate loans originated and funded by the bank then sold in the secondary market totaling $1,433 and $239 in 2001 and 2000, respectively. Other noninterest income also includes fees generated from origination of residential loans for the account of third parties in the amount of $179 and $282 in 2001 and 2000, respectively.

The Company’s legal lending limit to one borrower was approximately $6,897 and $5,976 as of December 31, 2001 and 2000, respectively.

Included in other assets is accrued interest on loans receivable amounting to $1,756 and $1,905 as of December 31, 2001 and 2000, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2001	2000	1999

Beginning balance	$2,664	$2,182	$1,745
Provision for loan losses	2,780	1,526	1,020
Recoveries	271	100	28
Charge-offs	(1,407)	(1,144)	(611)

Ending balance	$4,308	$2,664	$2,182

At December 31, 2001 and 2000, the Company had impaired loans of $2,094 and $1,229, respectively. Of these impaired loans, $1,292 and $817 have related valuation allowances of $479 and $271, while $802 and $412 did not require a valuation allowance. Average impaired loans for 2001 and 2000 totaled $1,662 and $1,101, respectively. The Company has no commitments to extend additional credit on loans that are nonaccrual or impaired at December 31, 2001.

If interest income on impaired loans had been accrued in accordance with their original terms, approximately $134, $193 and $94 of interest income would have been recorded for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(5) Premises and Equipment

Premises and equipment consisted of the following:

	December 31

	2001	2000

Land and buildings	$11,534	$8,170
Furniture and equipment	5,536	4,623
Land improvements	1,412	1,163
Computer software	848	777
Construction in progress	1,327	2,934

	$20,657	$17,667
Less: accumulated depreciation	(5,010)	(3,937)

Total	$15,647	$13,730

(6) Deposits

Deposits are summarized as follows:

	December 31

	2001	2000

CDs	$161,665	$152,951
Savings	28,840	24,978
Money market	58,502	58,764
Negotiable orders of withdrawal (“NOWs”)	67,203	40,534
Noninterest-bearing demand	50,965	40,549

Total	$367,175	$317,776

Certificates of deposits mature as follows:

	December 31, 2001

	Less than	1–2	2–3	3–4	4–5
	1 year	years	years	years	years	Total

CDs of $100,000 or more	$65,732	$2,804	$415	$427	$102	$69,480
All other CDs	85,201	5,953	404	278	349	92,185

Total	$150,933	$8,757	$819	$705	$451	$161,665

(7) FHLB Advances and Stock

The Bank is required to maintain an investment in the stock of FHLB in an amount equal to at least 1% of the unpaid principal balances of the Bank’s residential mortgage loans or 5% of its outstanding advances from the FHLB, whichever is greater.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

At December 31, 2001, the Bank’s required investment in FHLB stock was $1,625. Purchases and sales of stock are made directly with the FHLB at par value. FHLB advances consist of the following:

	December 31, 2001		December 31, 2000		December 31, 1999

Date of		Weighted average		Weighted average		Weighted average
maturity	Amount	interest rate	Amount	interest rate	Amount	interest rate

2000	$—	—	$—	—	$—	—
2001	—	—	10,000	6.75%	—	—
2002	27,500	2.28%	—	—	—	—
2003	2,500	3.73%	—	—	—	—
2004	2,500	4.40%	—	—	—	—

	$32,500		$10,000		$—

	December 31

	2001	2000	1999

Average balance	$9,801	$5,034	$—
Maximum amount outstanding at any month end	32,500	16,080	—

At December 31, 2001, the Bank had no overnight advances from the FHLB. Advances from the FHLB are collateralized by a blanket pledge on FHLB stock owned by the Company, deposits at the FHLB and all mortgages or deeds of trust securing such properties. In accordance with the pledge agreement, the Company must maintain unencumbered collateral in an amount equal to varying percentages ranging from 100% to 125% of outstanding advances depending on the type of collateral. The Bank may borrow from the FHLB in amounts up to 15% of its total assets.

(8) Income Taxes

Federal income tax expense (benefit) consists of the following:

	December 31

	2001	2000	1999

Current tax expense	$2,402	$1,048	$756
Deferred tax expense (benefit)	(484)	14	67

Total	$1,918	$1,062	$823

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax bases:

	December 31

	2001	2000

Deferred tax assets:
Loan loss allowances	$1,119	$642
Deferred compensation	52	60
Market value adjustment of investment securities available for sale	—	14
Deferred loan fees	8	7
Accrued expense	34	—

Total deferred tax assets	1,213	723

Deferred tax liabilities:
Premises and equipment	270	269
FHLB stock	101	76
Market value adjustment of investment securities available for sale	30	—

Total deferred tax liabilities	401	345

Deferred tax assets, net	$812	$378

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2001	2000	1999

Income tax expense at federal statutory rate	$2,109	$1,308	$1,079
Interest income on tax-exempt securities	(232)	(235)	(247)
Other, net	41	(11)	(9)

Total	$1,918	$1,062	$823

There was no valuation allowance for deferred tax assets as of December 31, 2001 or 2000. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $1,213 and $723 at December 31, 2001 and 2000, respectively, will be realized principally through carryback to taxable income in prior years, future reversals of existing taxable temporary differences and, to a minor extent, future taxable income.

(9) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2001

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$4,284	4,047,079	$1.06
Effect of dilutive securities: stock options	—	191,543	—

Diluted EPS	$4,284	4,238,622	$1.01

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2000

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$2,785	4,043,138	$0.69
Effect of dilutive securities: stock options	—	192,675	—

Diluted EPS	$2,785	4,235,813	$0.66

	Year Ended December 31, 1999

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$2,352	4,142,953	$0.57
Effect of dilutive securities: stock options	—	244,239	—

Diluted EPS	$2,352	4,387,192	$0.54

At December 31, 2001, 2000 and 1999 there were options to purchase 406,800, 429,300 and 493,700 shares of common stock outstanding, respectively, of which 98,550, 98,550 and 41,000 shares, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

(10) Employee Benefit Plans

     (a) Severance Agreements

The Company has entered into contracts with seven senior officers that provide benefits under certain conditions following a termination without cause, following (and in some cases preceding) a change of control of the Company.

     (b) 401(k) Profit Sharing Plan

During 1993, the Board of Directors approved a 401(k) profit sharing plan. The plan covers substantially all full-time employees and many part-time employees once they meet the age and length of service requirements. Employees vest in the plan over a six-year period. The 401(k) plan allows for a voluntary salary reduction, under which eligible employees are permitted to defer a portion of their salaries, with the Company contributing a percentage of the employee’s contribution to the employee’s account. In addition, the amount of the profit sharing is discretionary and determined each year by the Board of Directors.

The Company’s contributions for the years ended December 31, 2001, 2000 and 1999 under the employee matching feature of the plan were $130, $94 and $80, respectively. This represents a match of the participating employees’ salary deferral up to 50% of the first 5% of the compensation deferred in 2001, 2000 and 1999, respectively.

     (c) Deferred Compensation Plan

In December 2000, the Bank approved the adoption of an Executive Deferred Compensation Plan (“Comp Plan”) to take effect January 2001, under which select participants may elect to defer receipt of a portion of eligible compensation.

The following is a summary of the principal provisions of the Comp Plan:

Purpose. The purpose of the Comp Plan is to (1) provide a deferred compensation arrangement for a select group of management or highly compensated employees within the meaning of Sections 201(2) and 301(a)(3) of ERISA and directors of the Bank, and (2) attract and retain the best available personnel for positions of responsibility with the Bank and its subsidiaries. The Comp Plan is intended to be an unfunded deferred compensation agreement. Participation in the Comp Plan is voluntary.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Source of Benefits. Benefits under the Comp Plan are payable solely by the Bank. To enable the Bank to meet its financial commitment under the Comp Plan, assets may be set aside in a corporate-owned vehicle. These assets are available to all general creditors of the Bank in the event of the Bank’s insolvency. Participants of the Comp Plan are unsecured general creditors of the Bank with respect to the Comp Plan benefits.

Deferrals under the Comp Plan may reduce compensation used to calculate benefits under the Bank’s 401(k) Plan.

(11) Shareholders’ Equity

     (a) Stock Repurchase Plan

During the fiscal year 1999 the Company approved a stock repurchase plan which allowed the Company to repurchase up to 210,000 shares of the Company’s common stock. As of December 31, 2000, the Company had repurchased all 210,000 shares at an average price of $9.61 per share.

     (b) Stock Option Plan

In 1992, the Bank’s shareholders approved the adoption of an employee stock option plan, providing for the award of up to 450,000 shares of Company common stock (as adjusted for stock splits) pursuant to nonqualified or incentive stock options to employees of the Bank at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank’s shareholders approved the adoption of a director stock option plan, providing for the award of up to 150,000 shares of Company common stock (as adjusted for stock splits) pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the Bank’s shareholders approved the transfer of both stock option plans to the Company.

In 1998 the shareholders of the Company approved the adoption of the 1998 Stock Option and Restricted Stock Award Plan (“1998 Plan”), which allows for the award of up to 161,000 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. At December 31, 2001, there were 145,700 shares available under the 1998 Plan. The 1998 Plan terminated the 1992 and 1993 plans as to further stock option grants.

Under these stock option plans, on the date of grant, the exercise price of nonqualified stock options must at least equal the Company’s net book value per share issued, and the exercise price of incentive stock options must at least equal the market value of the Company’s common stock.

Stock options vest in 20% increments over five years and expire five years after they become fully vested.

The following table summarizes incentive stock option activity under the 1992 and 1998 plans:

	Years Ended December 31

	2001		2000		1999

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	351,000	$4.88	395,000	$5.05	395,000	$5.05
Less exercised	(22,500)	2.93	(22,500)	2.93	—	—
Expired or canceled	—	—	(21,500)	10.08	—	—

Balance at end of year	328,500	$5.02	351,000	$4.88	395,000	$5.05

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

December 31, 2001

		Exercise price
Total shares	Vested shares	per share	Expiration

120,000	120,000	$ 2.93	February 22, 2003
22,500	22,500	3.07	March 24, 2004
40,500	40,500	3.37	December 15, 2004
45,000	45,000	4.08	December 31, 2005
3,750	3,750	4.23	April 1, 2006
25,500	25,500	5.37	December 31, 2006
36,750	29,400	9.25	December 31, 2007
34,500	20,700	12.00	December 31, 2008

328,500	307,350

The following table summarizes stock option activity of the nonqualified shares under the 1993 director stock option plan:

	Years Ended December 31

	2001		2000		1999

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	78,300	$5.27	98,700	$5.06	113,700	$4.79
Less exercised	—	—	(16,200)	3.10	(15,000)	3.02
Expired or canceled	—	—	(4,200)	8.88	—	—

Balance at end of year	78,300	$5.27	78,300	$5.27	98,700	$5.06

Financial data pertaining to outstanding nonqualified stock options under the 1993 plan were as follows:

December 31, 2001

		Exercise price
Total shares	Vested shares	per share	Expiration

33,750	33,750	$3.00	February 22, 2003
11,250	11,250	3.07	March 24, 2004
6,000	6,000	4.08	December 31, 2005
27,300	21,840	9.25	December 31, 2007

78,300	72,840

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Company applies APB Opinion No. 25 in accounting for its plans and, accordingly, no compensation cost has been recognized for its stock options granted to employees in the accompanying consolidated financial statements. Had the Company determined compensation cost using the fair value method, consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

	Years Ended December 31

	2001	2000	1999

Net income, as reported	$4,284	$2,785	$2,352
Net income, pro forma	4,252	2,747	2,307
Basic EPS, as reported	1.06	0.69	0.57
Basic EPS, pro forma	1.05	0.68	0.56
Diluted EPS, as reported	1.01	0.66	0.54
Diluted EPS, pro forma	1.00	0.65	0.53

(12) Regulatory Capital Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk-weighting and other factors.

Risk-based capital guidelines issued by the Federal Deposit Insurance Corporation establish a risk adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2001, the Bank meets the minimum capital requirements to which it is subject and is considered to be “adequately capitalized”.

					To be well capitalized
			For capital		under prompt corrective
	Whidbey Island Bank		adequacy purposes		action provisions

		Actual		Minimum		Minimum
December 31, 2001:	Amount	ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)	$38,721	9.64%	$32,120	8%	$40,150	10%
Tier 1 capital (to risk-weighted assets)	34,413	8.57%	16,060	4%	24,090	6%
Leverage ratio	34,413	8.03%	17,142	4%	21,427	5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

					To be well capitalized
			For capital		under prompt corrective
	Whidbey Island Bank		adequacy purposes		action provisions

		Actual		Minimum		Minimum
December 31, 2000:	Amount	ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)	$32,571	10.31%	$25,267	8%	$31,583	10%
Tier 1 capital (to risk-weighted assets)	29,907	9.47%	12,633	4%	18,950	6%
Leverage ratio	29,907	8.54%	14,009	4%	17,511	5%

In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s net profits then on hand.

(13) Fair Value of Financial Instruments

Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of values. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.

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

     (c) Loans

The loan portfolio is composed of commercial, consumer, real estate construction and real estate loans. The book value of variable rate loans approximate their fair value. The fair value of fixed rate loans is estimated by discounting the estimated future cash flows of loans, sorted by type and security, by the weighted average rate of such loans.

     (d) Deposits

For deposits with no contractual maturity such as demand accounts, checking accounts, money market accounts and passbook savings accounts, fair values approximate book values. The fair value of certificates of deposit is based on discounted cash flows using the difference between the deposit rate and an alternative cost of funds rate.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

          (e) Other Borrowed Funds

The fair value of other borrowed funds is considered equal to its book value due to the short-term nature of these items.

          (f) Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments to extend credit can be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present credit worthiness of the counterparties. It is not practicable to estimate fair value on these instruments.

The table below presents the book value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2001		2000

	Book value	Fair value	Book value	Fair value

Financial assets:
Cash and due from banks	$16,838	$16,838	$15,001	$15,001
Interest-earning deposits	427	427	1,428	1,428
Federal funds sold	2,500	2,500	750	750
FHLB stock	2,029	2,029	844	844
Investment securities: available for sale	4,145	4,145	4,995	4,995
Investment securities: held to maturity	18,401	18,875	21,491	21,466
Loans	377,483	376,443	302,684	301,522
Financial liabilities:
Deposits	367,175	366,575	317,776	317,072
Other borrowed funds	32,500	32,500	10,000	10,000

(14) Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented below:

	December 31

	2001	2000
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$409	$1,521
Other assets	184	104
Investment in subsidiary	34,484	29,881

Total assets	35,077	31,506

Liabilities:
Other	100	5
Shareholders’ equity:
Common stock	16,124	16,058
Retained earnings	18,782	15,470
Accumulated other comprehensive income, net	71	(27)

Total shareholders’ equity	34,977	31,501

Total liabilities and shareholders’ equity	$35,077	$31,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2001	2000	1999
Condensed Statements of Income
Income:
Interest-earning deposits	$34	$116	$179
Expenses:
Noninterest expense	(342)	(226)	(268)

Loss before income tax benefit and undistributed earnings of subsidiary	(308)	(110)	(89)
Income tax benefit	86	32	30

Loss before undistributed earnings of subsidiary	(222)	(78)	(59)
Undistributed earnings of subsidiary	4,506	2,863	2,411

Net income	$4,284	$2,785	$2,352

	Years Ended December 31

	2001	2000	1999
Condensed Statements of Cash Flows
Operating activities:
Net income	$4,284	$2,785	$2,352
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(4,591)	(2,895)	(2,442)
Modification to stock award	—	79	—
Other assets	6	7	5
Other liabilities	95	(14)	13

Net cash used in operating activities	(206)	(38)	(72)

Financing activities:
Dividends paid to shareholders	(972)	(808)	(664)
Proceeds from exercise of stock options and stock issuances	66	116	46
Repurchased and retired stock	—	(550)	(1,469)

Net cash provided by (used in) financing activities	(906)	(1,242)	(2,087)

Increase in cash and cash equivalents	(1,112)	(1,280)	(2,159)
Cash and cash equivalents at beginning of year	1,521	2,801	4,960

Cash and cash equivalents at end of year	$409	$1,521	$2,801

(15) Commitments

     (a) Leasing Arrangements

The Company is obligated under a number of noncancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

December 31, 2001

2002	$149
2003	131
2004	84
2005	79
2006	69
Thereafter	1,066

Total	$1,578

Rent expense applicable to operating leases for the years ended December 31, 2001, 2000 and 1999 was $197, $208 and $214, respectively.

     (b) Commitments to Extend Credit

In the normal course of business, the Company enters into financial instruments with off-balance sheet risk to meet the financing needs of its customers. These instruments, which include commitments to extend credit and standby letters of credit, involve varying degrees of credit and interest rate risk that are not reflected in the financial statements. These instruments generally have fixed expiration dates and do not necessarily represent future cash requirements since they often expire without being drawn upon. The Company’s criteria for issuing such instruments are the same as those for loans made in the normal course of business.

Commitments to extend credit are as follows:

December 31, 2001

Loan commitments
Fixed rate	$9,941
Variable rate	57,703
Standby letters of credit	407

     (c) Lines of Credit

The Company had a line of credit with the FHLB of $65,535 at December 31, 2001, of which, $32,500 was outstanding. The Company also had unused lines of credit with financial institutions amounting to $13,000 at December 31, 2001.

(16) Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(17) Subsequent Events

On January 17, 2002, the Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of February 5, 2002, payable on February 25, 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(18) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$7,834	$8,262	$8,425	$8,525
Interest expense	3,758	3,593	3,245	2,857

Net interest income	4,076	4,669	5,180	5,668
Provision for loan losses	(405)	(655)	(755)	(965)

Net interest income after provision for loan losses	3,671	4,014	4,425	4,703
Noninterest income	931	1,084	1,090	1,381
Noninterest expense	3,504	3,614	3,760	4,219

Income before provision for income taxes	1,098	1,484	1,755	1,865

Provision for income taxes	(297)	(400)	(593)	(628)

Net income	$801	$1,084	$1,162	$1,237

Basic earnings per share	$0.20	$0.27	$0.29	$0.31
Diluted earnings per share	0.19	0.26	0.27	0.29
Cash dividends declared	0.06	0.06	0.06	0.06

	Year Ended December 31, 2000

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$5,952	$6,476	$7,098	$7,677
Interest expense	2,305	2,665	3,221	3,644

Net interest income	3,647	3,811	3,877	4,033
Provision for loan losses	(326)	(400)	(300)	(500)

Net interest income after provision for loan losses	3,321	3,411	3,577	3,533
Noninterest income	581	725	667	792
Noninterest expense	3,056	2,990	3,205	3,509

Income before provision for income taxes	846	1,146	1,039	816

Provision for income taxes	(229)	(314)	(268)	(251)

Net income	$617	$832	$771	$565

Basic earnings per share	$0.15	$0.21	$0.19	$0.14
Diluted earnings per share	0.14	0.20	0.18	0.13
Cash dividends declared	0.05	0.05	0.05	0.05

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

The Company filed a Form 8-K on November 21, 2001 in which it announced that, on November 15, 2001, the Company had determined that it would not reappoint KPMG LLP as its independent accountants, effective upon KPMG LLP’s completion of the audit of the Company’s financial statements as of and for the year ended December 31, 2001 and the issuance of their report thereon. The Company also announced that it had engaged Moss Adams LLP as its independent accountants effective after KPMG LLP completes its audit of the Company’s financial statements as of and for the year ended December 31, 2001 and the issuance of their report thereon. The decision to change accountants was approved by the Company’s full board of directors.

As of the date of filing this report, the Company’s engagement of KPMG LLP is therefore terminated. KPMG LLP’s report on the financial statements for the year ended December 31, 2001 included in this report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the two most recent fiscal years and the subsequent interim periods the Company has not had any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has engaged Moss Adams LLP as its independent accountants effective as of the day of filing this report, as of and for the year ending December 31, 2002.

The Company requested KPMG LLP to furnish a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements contained in this Item 9. A copy of that letter, dated March 20, 2002, is filed as an Exhibit to this Form 10-K.

PART III

Item 10. Directors and Executive Officers

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” beginning at page 3 of the Company’s definitive Proxy Statement dated March 20, 2002 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 25, 2002.

The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” beginning at page 13 of the Proxy Statement.

Item 11. Executive Compensation

For information concerning executive compensation see “Executive Compensation” beginning at page 7 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” beginning at page 2 of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” beginning at page 14 of the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14. Exhibits and Reports on Form 8-K

Financial Statements:

The following Financial Statements of the Company are included in this Form 10-K.

Page

27	Independent Auditors’ Report
28	Consolidated Statements of Financial Condition — December 31, 2001 and 2000
29	Consolidated Statements of Income — Years ended December 31, 2001, 2000 and 1999
30	Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2001, 2000 and 1999
30	Consolidated Statements of Comprehensive Income (Loss) — Years ended December 31, 2001, 2000 and 1999
31	Consolidated Statements of Cash Flows — Years ended December 31, 2001, 2000 and 1999
32	Notes to Consolidated Financial Statements

Exhibits:

See “Index of Exhibits”.

Reports on Form 8-K:

The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001

November 21, 2001 — Form 8-K: Change in Registrant’s Certifying Accountants
    Moss Adams LLP engaged as new independent auditors to replace KPMG LLP.

November 29, 2001 — Form 8-K/A: Change in Registrant’s Certifying Accountants
    Moss Adams LLP engaged as new independent auditors to replace KPMG LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th of March, 2002.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 20th of March, 2002.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 20, 2002, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Jerry C. Chambers

Karl C. Krieg, III
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Alvin J. Sherman
Edward J. Wallgren

By	/s/ Michal D. Cann

Michal D. Cann Attorney-in-fact March 20, 2002

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)
3.2	Amended and Restated Articles of Incorporation of the Company(1)
3.3	Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)
4.2	Stock Repurchase Plan(3)

10.1	1992 Employee Stock Option Plan(1)
10.2	1993 Director Stock Option Plan(1)
10.3	1998 Stock Option and Restricted Stock Award Plan(2)
10.4	Form of Severance Agreement(1)

16	Letter of Change in Certifying Accountant

21	Subsidiaries of the Registrant

23	Consent of KPMG LLP

24	Power of Attorney

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.