Form 10-Q
period 2002-03-31
WASHINGTON BANKING CO
filed 2002-05-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or l5 (d) of the Securities Exchange
           Act of 1934

                 For the quarterly period ended March 31, 2002

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

Yes [X]   No [ ]

          The number of shares of the issuer's Common Stock outstanding at May 10, 2002 was 4,055,250.

                                Table of Contents

                                                          PART I                                             Page
                                                                                                             ----
Item 1.       Financial Statements
                  Condensed Consolidated Statements of Financial Condition -
                       March 31, 2002 and December 31, 2001                                                    1

                  Condensed Consolidated Statements of Income -
                       Three Months Ended March 31, 2002 and 2001                                              2

                  Condensed Consolidated Statements of Shareholders' Equity -
                       Three Months Ended March 31, 2002                                                       3
                  Condensed Consolidated Statements of Comprehensive Income -
                       Three Months Ended March 31, 2002 and 2001                                              3

                  Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2002 and 2001                                              4

                  Notes to Condensed Consolidated Financial Statements                                         5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations            8
Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                      18

                                                         PART II
Item 6.       Exhibits and Reports on Form 8-K                                                                19


                  Signatures

                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Financial Condition
                      March 31, 2002 and December 31, 2001
                  (Dollars in thousands, except per share data)

                                                                                 March 31,         December 31,
                                  Assets                                            2002               2001
                                                                               ---------------    ----------------
                                                                                 (unaudited)
Cash and due from banks                                                      $        18,621    $        16,838
      ($2,834 and $1,508, respectively, are restricted)
Interest-earning deposits                                                                 75                427
Federal funds sold                                                                        --              2,500
                                                                               ---------------    ----------------
     Total cash and cash equivalents                                                  18,696             19,765
                                                                               ---------------    ----------------

Federal Home Loan Bank stock                                                           2,059              2,029
Deferred compensation plan                                                               231                132
Investment securities available for sale                                               4,644              4,145
Investment securities held to maturity                                                17,395             18,401
                                                                               ---------------    ----------------
     Total investment securities                                                      24,329             24,707
                                                                               ---------------    ----------------

Loans receivable, net                                                                396,591            373,198
Premises and equipment, net                                                           15,585             15,647
Other real estate owned                                                                  473                473
Deferred tax assets                                                                      824                812
Other assets                                                                           3,553              3,084
                                                                               ---------------    ----------------
              Total assets                                                   $       460,051    $       437,686
                                                                               ===============    ================

                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                                $       391,251    $       367,175
     Federal funds purchased                                                          12,500                 --
     Other borrowed funds                                                             17,500             32,500
     Deferred compensation plan                                                          231                132
     Other liabilities                                                                 2,443              2,902
                                                                               ---------------    ----------------
              Total liabilities                                                      423,925            402,709
                                                                               ---------------    ----------------
Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value.  Authorized 10,000,000 shares:
        issued and outstanding 4,055,250 and 4,055,250
        shares at March 31, 2002 and December 31, 2001, respectively                  16,124             16,124
     Retained earnings                                                                19,955             18,782
     Accumulated other comprehensive income, net                                          47                 71
                                                                               ---------------    ----------------
              Total shareholders' equity                                              36,126             34,977
Commitments and contingencies                                                  ---------------    ----------------
              Total liabilities and shareholders' equity                     $       460,051    $       437,686
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                   Condensed Consolidated Statements of Income
             Three months ended March 31, 2002 and 2001 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                  Three Months Ended March 31,
                                                                                    2002               2001
                                                                               ---------------    ----------------
Interest income:
     Interest and fees on loans                                              $        8,129     $        7,440
     Interest on taxable investment securities                                           82                130
     Interest on tax-exempt investment securities                                       192                201
     Other                                                                               34                 63
                                                                               ---------------    ----------------
              Total interest income                                                   8,437              7,834
Interest expense                                                                      2,582              3,758
                                                                               ---------------    ----------------
              Net interest income                                                     5,855              4,076
Provision for loan losses                                                              (989)              (405)
                                                                               ---------------    ----------------
              Net interest income after provision for loan losses                     4,866              3,671
Noninterest income:
     Service charges and fees                                                           429                404
     Other                                                                              828                527
                                                                               ---------------    ----------------
              Total noninterest income                                                1,257                931
Noninterest expense:
     Salaries and benefits                                                            2,319              2,121
     Occupancy                                                                          711                657
     Office supplies and printing                                                       120                124
     Data processing                                                                     88                 83
     Consulting and professional fees                                                    56                 55
     Other                                                                              632                464
                                                                               ---------------    ----------------
              Total noninterest expense                                               3,926              3,504
                                                                               ---------------    ----------------
              Income before income taxes                                              2,197              1,098
Provision for income taxes                                                             (760)              (297)
                                                                               ---------------    ----------------
              Net income                                                     $        1,437     $          801
                                                                               ===============    ================

Net income per share, basic                                                  $         0.35     $         0.20
                                                                               ===============    ================
Net income per share, diluted                                                $         0.33     $         0.19
                                                                               ===============    ================

Average number of shares outstanding, basic                                       4,055,250          4,032,750
Average number of shares outstanding, diluted                                     4,296,426          4,226,103

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Shareholders' Equity
                  Three months ended March 31, 2002 (unaudited)
                             (Dollars in thousands)



                                                                                         Accumulated
                                                Common stock                                other               Total
                                          --------------------------    Retained        comprehensive       shareholders'
                                             Shares        Amount       earnings      income (loss), net       equity
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at December 31, 2001                 4,055    $    16,124   $    18,782    $          71        $      34,977
Net income                                       --             --         1,437               --                1,437

Net change in unrealized gain (loss)
     on securities available for sale            --             --            --              (24)                 (24)
Cash dividend, $0.065 per share                  --             --          (264)              --                 (264)
                                          -------------  -----------   ------------   ------------------   ----------------
Balances at March 31, 2002                    4,055    $    16,124   $    19,955    $          47        $      36,126
                                          =============  ===========   ============   ==================   ================

See accompanying notes to condensed consolidated financial statements.








                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
            Condensed Consolidated Statements of Comprehensive Income
             Three months ended March 31, 2002 and 2001 (unaudited)
                             (Dollars in thousands)



                                                                                 Three Months Ended March 31,
                                                                                   2002                2001
                                                                              ---------------      --------------
Net income                                                                  $       1,437        $         801
Increase (decrease) in unrealized gain (loss) on securities
     available for sale, net of tax $12 and $35, respectively                         (24)                  69
                                                                              ---------------      --------------
Comprehensive income                                                        $       1,413        $         870
                                                                              ===============      ==============

      See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                 AND SUBSIDIARY
                 Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2002 and 2001 (unaudited)
                  (Dollars in thousands, except per share data)


                                                                                 Three Months Ended March 31,
                                                                                   2002                2001
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $       1,437        $         801
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                       (30)                 (13)
         Amortization of investment premiums, net                                     (29)                   8
         Provision for loan losses                                                    989                  405
         Depreciation of premises and equipment                                       318                  289
         Net gains on sale of premises and equipment and real estate                 (188)                  (8)
         Net (increase) decrease in other assets                                     (469)                  69
         Net decrease in other liabilities                                           (459)                (133)
                                                                              ---------------      --------------
                  Net cash provided by operating activities                         1,569                1,418
                                                                              ---------------      --------------

Cash flows from investing activities:
     Purchases of investment securities available for sale                           (500)                  --
     Maturities of investment securities available for sale                            --                  500
     Maturities of investment securities held to maturity                           1,000                  600
     Net increase in loans                                                        (24,382)             (22,822)
     Purchases of premises and equipment                                             (339)                (349)
     Proceeds from the sale of premises, equipment and real estate                    271                    8
                                                                              ---------------      --------------
                  Net cash used in investing activities                           (23,950)             (22,063)
                                                                              ---------------      --------------

Cash flows from financing activities:
     Net increase in deposits                                                      24,076               38,786
     Net decrease in other borrowed funds                                         (15,000)             (10,000)
     Net increase in federal funds purchased                                       12,500                   --
     Dividends paid on common stock                                                  (264)                (242)
                                                                              ---------------      --------------
                  Net cash provided by financing activities                        21,312               28,544
                                                                              ---------------      --------------
                  Net increase (decrease) in cash and cash equivalents             (1,069)               7,899
Cash and cash equivalents at beginning of period                                   19,765               17,179
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      18,696        $      25,078
                                                                              ===============      ==============

Supplemental information:
     Cash paid for interest                                                 $       2,611        $       3,689
     Cash paid for taxes                                                              425                  150

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)


(1) Description of Business and Summary of Significant Accounting Policies

  (a) Description of Business

Washington Banking Company ("WBCO"), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank ("WIB" or "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the agricultural, forestry and manufacturing industries, and the large military base presence in Oak Harbor, Washington.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

  (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and the Bank (together, "the Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

  (c) Recently Issued Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions in that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS 144 on January 1, 2002 and it had no material effect on its results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. The Company is currently evaluating the impact that this statement will have on their financial position and results of operations, however, they do not expect such impact to be material

In July 2001, FASB issued SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The Company adopted the provisions of SFAS 142 on January 1, 2002 and it had no material effect on its results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

(2)   Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                                      Three Months Ended March 31, 2002
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
       Basic EPS
       Income available to common shareholders           $    1,437                4,055,250        $      0.35
       Effect of dilutive securities: stock options              --                  241,176               (.02)
                                                           --------------    ---------------------    --------------
       Diluted EPS                                       $    1,437                4,296,426        $      0.33
                                                           ==============    =====================    ==============


                                                                      Three Months Ended March 31, 2001
                                                           ---------------------------------------------------------
                                                                                   Weighted             Per share
                                                              Income            average shares           amount
                                                           --------------    ---------------------    --------------
       Basic EPS
       Income available to common shareholders           $      801                4,032,750        $      0.20
       Effect of dilutive securities: stock options              --                  193,353               (.01)
                                                           --------------    ---------------------    --------------
       Diluted EPS                                       $      801                4,226,103        $      0.19
                                                           ==============    =====================    ==============


At March 31, 2002 and 2001 there were options to purchase 453,237 and 429,300 shares of common stock outstanding, respectively, of which 34,500 and 98,550 were antidilutive and therefore not included in the computation of diluted net income per share.


(3)   Subsequent Event

On April 25, 2002, the Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of May 9, 2002 and payable on May 24, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------
Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe the Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's style of banking and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001 and any further similar events, are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the banking and financial services sector; and (7) the Company's ability to realize the efficiencies it expects to receive from its investment in personnel and infrastructure.
--------------------------------------------------------------------------------

Overview

Washington Banking Company is a registered bank holding company whose wholly-owned subsidiary, Whidbey Island Bank, conducts a full-service community commercial banking business. The Bank is a Washington state- chartered bank. Its deposits are insured by the FDIC. Headquartered in Oak Harbor, the Company's primary market area is located in northwestern Washington between Seattle and the Canadian border. The region has experienced strong population growth and economic diversification over the past several years. WBCO's business includes commercial loan, real estate loan and construction loan portfolios. The Company is active in the consumer banking field and provides personal and consumer-oriented loan programs. WBCO also provides a wide range of deposit services for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. WBCO also offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc.

During 2001, the Company continued its strategy of growth and market penetration while turning its focus toward improving earnings. Management believes the increased market share reflects the Company's reputation for focusing on customer service and satisfaction. The Company's primary objectives are to improve operating efficiencies and profitability, increase market penetration in areas currently served, and continue an expansion strategy in appropriate market areas.

Continuing the strategy of expanding into appropriate market areas, the Company is in the process of constructing two buildings. One building will house a new branch in Stanwood (Snohomish County) and the second building is being constructed to relocate the Company's Camano Island branch (Island County). Management believes these locations will enhance customer service by providing easier branch access and more convenient availability of services. Additionally, the Company is reviewing potential sites and assessing the feasibility of a loan production office in the Smokey Point/ Arlington area of Snohomish County.

Consideration was given to the acquisition of certain assets of a bank branch in Bellingham (Whatcom county). Following the completion of a feasibility review during first quarter 2002, plans for that acquisition were discarded and the Company is considering other options for branching in the Fairhaven area of Bellingham.

The Company sold its vacated North Whidbey branch property and recorded a gain on sale of assets of $187,000 during the first quarter 2002.


Financial Condition

Total Assets. Total assets increased to $460.1 million at March 31, 2002 from $437.7 million at December 31, 2001, an increase of 5.1%. This increase resulted primarily from growth in the loan portfolio, funded by deposit growth, investment maturities and borrowings.

Loans. Net loans totaled $396.6 million at March 31, 2002, an increase of 6.3% from $373.2 million at December 31, 2001. The Company increased its allowance for loan losses to $5.0 million at March 31, 2002 representing 1.25% of total loans, from $4.3 million or 1.14% at December 31, 2001, in response to softening in the economy. See "Lending Activities - Provision and Allowance for Loan Losses," below.

Total Investment Securities. Total investment securities were $24.1 million and $24.6 million at March 31, 2002 and December 2001, respectively, a decrease of 1.9% due to the maturity of investments. The availability of excess funds for long-term investment purchases was significantly reduced by the need for funding the strong loan demand.

Premises and Equipment. Premises and equipment, net, were $15.6 million at March 31, 2002 and December 31, 2001. The balance remained fairly flat due to the construction of the Stanwood and Camano Island branch offices and related furniture and fixtures, offset by the sale of the North Whidbey branch property.

Deposits. Deposits grew 6.6% to $391.3 million at March 31, 2002 from $367.2 million at December 31, 2001.

Average noninterest-bearing deposits increased 25.5%, at March 31, 2002 from March 31, 2001, while average interest-bearing deposits increased 13.1%, compared to the like period a year ago. See " - Deposits," below.

Shareholders' Equity. The Company's shareholders' equity increased 3.3% to $36.1 million at March 31, 2002 from $35.0 million at December 31, 2001. The increase reflects earnings offset by the payment of cash dividends and the decrease in unrealized gain on available-for-sale securities, net of tax, during the first three months of 2002.

Consolidated  Average  Balance  Sheet and  Analysis of Net  Interest  Income and
Expense

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:

                                  Three Months Ended March 31, 2002          Three Months Ended March 31, 2001
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans (2)                      $  389,600    $   8,129        8.35%       $  311,108    $   7,440        9.57%
Federal funds sold                    869            3        1.38%            2,674           28        4.19%
Interest-earning cash                 291            1        1.37%            1,910           22        4.61%
Investments:
     Taxable                        7,908          112        5.67%            9,511          144        6.06%
     Non-taxable (3)               16,394          257        6.27%           17,130          269        6.28%
Deferred comp plan                    201           --          --                59           --         --
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets           415,263        8,502        8.19%          342,392        7,903        9.23%
Noninterest-earning assets         31,257                                     30,800
                                -----------                                ------------
     Total assets              $  446,520                                 $  373,192
                                ===========                                ============

       Liabilities and Shareholders' equity
Deposits:
     Interest demand and
      money market             $  128,933    $     548        1.70%       $  102,828    $     902        3.51%
     Savings                       28,365          106        1.49%           24,728          165        2.67%
     CDs                          173,921        1,759        4.05%          165,173        2,623        6.35%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits         331,219        2,413        2.91%          292,729        3,690        5.04%
Federal funds purchased             5,339           25        1.87%            2,807           42        5.99%
Other interest-bearing
liabilites                         21,853          144        2.64%            1,233           26        8.43%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities      358,411        2,582        2.88%          296,769        3,758        5.06%
Noninterest-bearing deposits       50,620                                     40,334
Other noninterest-bearing
liabilities                         2,000                                      1,954
                                -----------                                ------------
Total liabilities                 411,031                                    339,057
Shareholders' equity               35,489                                     34,135
                                -----------                                ------------
     Total liabilities and
     shareholders' equity      $  446,520                                 $  373,192
                                ===========                                ============

Net interest income (3)                      $   5,920                                  $   4,145
                                              ===========                                ============
Net interest spread (1)                                       5.31%                                      4.17%
                                                           ===========                                ============
Net interest margin (1)                                       5.70%                                      4.84%
                                                           ===========                                ============

(1)  Annualized
(2)  Includes loan fees of $280 and $106 for the three months ended March 31, 2002 and 2001, respectively.
(3)  Interest  income  on  non-taxable  investments  is  presented  on  a  fully taxable-equivalent  basis  using  the  federal statutory  rate  of  34%. These adjustments were $65 and $68 for the three months ended March 30, 2002 and 2001,respectively.

Results of Operations

The Company's results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company also generates noninterest income generally through service charges and fees and other sources. The Company's noninterest expenses consist primarily of compensation and employee benefit expense, and occupancy expense.

Net Income. Net income for the first quarter of 2002 increased 79.4% to $1.4 million or $0.33 per diluted share, from $801,000, or $0.19 per diluted share, for the first quarter of 2001. The increase was primarily due to net interest income and gain on sale of assets of $187,000 from the sale of the vacated North Whidbey branch property.

Net Interest Income. Net interest income for the first quarter of 2002 increased 43.6% to $5.9 million from $4.1 million for the first quarter of 2001. The increase in net interest income is largely due to the overall growth of the Company.

Average interest-earning assets for the first quarter increased to $415.3 million at March 31, 2002, compared to $342.4 million at March 31, 2001, a growth of 21.3%, while the average yield on interest-earning assets decreased to 8.19% compared to 9.23% in first quarter of the prior year.

The average yield on loans decreased to 8.35% for the quarter ended March 31, 2002 from 9.57% for the quarter ended March 31, 2001.

The average cost of interest-bearing liabilities decreased in the first quarter of 2002 to 2.88% from 5.06% for the quarter ended March 31, 2001. Average interest-bearing liabilities for the quarter increased to $358.4 million at March 31, 2002 compared to $296.8 million at March 31, 2001, a growth of 20.8%.

The overall result of these changes was an increase in the net interest spread to 5.31% for the quarter ended March 31, 2002 from 4.17% for the quarter ended March 31, 2001. Net interest margin (net interest income divided by average interest-earning assets) increased to 5.70% in the first quarter of 2002 from 4.84% in the first quarter of 2001.


Noninterest Income. Noninterest income increased $326,000, or 35.0%, in the first quarter of 2002 compared to the same period in 2001, primarily due to the gain on sale of assets from the sale of the vacated North Whidbey branch property.


Noninterest Expense. Noninterest expense increased $422,000, or 12.0%, in the first quarter of 2002. Two major components of noninterest expense, employee compensation and occupancy, increased 9.3% and 8.2%, respectively, for the quarter compared with the like period in 2001. These increases were mainly due to additional costs for salaries and employee benefits, occupancy expense, and other operating expense reflecting the growth of the Company. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 55.20% for the first quarter 2002 compared to 69.98% for the like period in 2001.


Income Taxes. For the first quarter of 2002, the Company recorded an income tax provision of $760,000. The overall effective tax rate was approximately 34% and 27%, respectively, for the three months ended March 31, 2002 and 2001. The higher tax rate is in anticipation of the Company's increased tax base due to the decrease in tax-exempt interest income as a percentage of income.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:


                                               March 31, 2002                    December 31, 2001
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $     116,724          29.1%        $    109,867           29.1%
Real estate mortgages:
  One-to-four family residential             42,282          10.5%              42,850           11.4%
  Five-or-more family
    residential and commercial               76,894          19.1%              65,782           17.4%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgages            119,176          29.6%             108,632           28.8%

Real estate construction                     22,750           5.7%              26,917            7.1%
Consumer                                    142,900          35.6%             132,067           35.0%
                                       ---------------  --------------     -------------------------------
  Subtotal                                  401,550         100.0%             377,483          100.0%
                                                        ==============                      ==============
Less: allowance for loan losses              (5,020)                            (4,308)
Deferred loan fees, net                          61                                 23
                                       ---------------                     ---------------
Loans, net                            $     396,591                       $    373,198
                                       ===============                     ===============

Total loans, net, increased to $396.6 million at March 31, 2002, representing a 6.3% increase from year-end 2001. Total commercial, real estate mortgage and consumer loans increased 6.2%, 9.7% and 8.2%, respectively, at March 31, 2002 from year-end 2001, while real estate construction loans decreased 15.5%. These changes reflect seasonal trends and the Company's growth from its various market areas and diversified customer base.

Nonperforming  Assets.

The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:

    (Dollars in thousands)                                           March 31, 2002           December 31, 2001
                                                                  ----------------------    -----------------------
    Nonaccrual loans                                            $            1,857        $            2,094
    Restructured loans                                                          --                        --
                                                                  ----------------------    -----------------------
     Total nonperforming loans                                               1,857                     2,094
    Real estate owned                                                          473                       473
                                                                  ----------------------    -----------------------
     Total nonperforming assets                                 $            2,330        $            2,567
                                                                  ======================    =======================

    Accruing loans past due >= 90 days                          $               --                  $    --
    Potential problem loans                                                     --                       --
    Allowance for loan losses                                                5,020                     4,308

    Nonperforming loans to loans                                              0.46%                    0.55%
    Allowance for loan losses to loans                                        1.25%                    1.14%
    Allowance for loan losses to nonperforming loans                        270.33%                  205.73%
    Nonperforming assets to total assets                                      0.51%                    0.59%


Nonperforming loans decreased to $1.9 million, or 0.46% of total loans, at March 31, 2002 from $2.1 million, or 0.55% of total loans, at December 31, 2001. The current loan loss reserve of $5.0 million represents 270.33% of nonperforming loans as compared to 205.73% of nonperforming loans at December 31, 2001. The loan loss reserve is 1.25% of total loans at March 31, 2002 as compared to 1.14% at December 31, 2001.


Provision and Allowance for Loan Losses. The Company recorded a $1.0 million provision for loan losses for the first quarter of 2002, compared with $405,000 for the like period a year ago. Management determined that this increase was warranted due to the growth of the loan portfolio and the possibility of further softening in the regional economy. There were $277,000 in net loan charge-offs during the first quarter of 2002, compared to $65,000 in net charge-offs for the like period last year. In addition to some timing issues, the increase in charge-offs is attributed to an aggressive stance on consumer delinquencies and a tightening of the Bank's consumer lending standards.

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

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:


                                                 Three Months Ended March 31,
(Dollars in thousands)                           2002                     2001
                                          -----------------        -----------------
Balance at beginning of period          $       4,308            $       2,664
Charge-offs:
      Commercial                                  (28)                     (26)
      Real estate                                  --                      (15)
      Consumer                                   (296)                     (62)
                                          -----------------        -----------------
      Total charge-offs                 $        (324)           $        (103)
Recoveries:
      Commercial                                    1                       31
      Real estate                                  --                       --
      Consumer                                     46                        7
                                          -----------------        -----------------
      Total recoveries                  $          47            $          38
                                          -----------------        -----------------
Net charge-offs                                  (277)                     (65)
Provision for loan losses                         989                      405
                                          -----------------        -----------------
Balance at end of period                $       5,020            $       3,004
                                          =================        =================

Net charge-offs to average loans                 0.07%                    0.02%

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

Deposits

The Company provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit ("CDs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts and thus reduce its costs of funds.

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

                                                 Three Months Ended March 31,
                                     ------------------------------------------------------
                                                2002                      2001
                                      ------------------------- --------------------------
                                        Average     Average        Average     Average
(Dollars in thousands)                  balance       rate         balance       rate
                                      ------------------------- --------------------------
Interest-bearing demand and
   money market deposits             $  128,933       1.70%    $  102,828        3.51%
Savings deposits                         28,365       1.49%        24,728        2.67%
CDs                                     173,921       4.05%       165,173        6.35%
                                      ------------------------- --------------------------
     Total interest-bearing deposits    331,219       2.91%       292,729        5.04%
Demand and other
   noninterest-bearing deposits          50,620                    40,334
                                      -------------             --------------
     Total average deposits          $  381,839                $  333,063
                                      =============             ==============


Liquidity and Sources of Funds

Sources of Funds. The Company's sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to make loans and to support continuing operations. The Bank relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank ("FHLB") lines of credit, which the Company expects to use to supplement funding sources. Management is also investigating other appropriate funding sources to help finance banking operations and to maintain a favorable liquidity position and proper asset/liability mix. Due to the Company's strong asset growth, capital ratios are trending downward resulting in a change to the Company's status for regulatory purposes from the "well-capitalized" level to the "adequately-capitalized" level. Consequently, management is evaluating potential capital raising alternatives such as trust preferred securities, issuance of common stock, and other sources.

Deposits. Total deposits increased 6.6%, to $391.3 million, at March 31, 2002 from $367.2 million at December 31, 2001. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company's deposits are expected to fluctuate according to the level of the Company's deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At March 31, 2002, the Company had $174.9 million in CDs of which approximately $168.1 million, or 96.1%, are scheduled to mature within one year. Uncertain market and economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. However, based on prior experience, the Company anticipates that a substantial portion of outstanding CDs will renew upon maturity.


Borrowings. At March 31, 2002 the Company had a $69.0 million line of credit with the FHLB, of which $12.5 million was advanced in overnight borrowings and $17.5 million in other advances, and lines of credit with financial institutions in the amount of $13.0 million, with no advances on these lines of credit as of that date.


Investments. The Company's total portfolio of investment securities decreased 1.9% to $24.1 million at March 31, 2002 from $24.6 million at December 31, 2001. The investment portfolio consists of government agency securities, municipal securities, FHLB stock, and corporate obligations. No investment exceeds 10% of the shareholders' equity. The following table summarizes the amortized cost and recorded and market values of securities in the Company's portfolio by contractual maturity groups:

                                                         March 31, 2002
                                     --------------------------------------------------------
 (Dollars in thousands)                Amortized cost      Market value      Recorded value
                                      -----------------  -----------------  -----------------
 Amounts maturing:
 Within one year                     $       7,000      $       7,063      $       7,026
 One to five years                          10,069             10,369             10,114
 Six to ten years                            6,089              6,191              6,089
 Over ten years                                869                888                869
                                      -----------------  -----------------  -----------------
        Total                        $      24,027      $      24,511      $      24,098
                                      =================  =================  =================

At March 31, 2002, the investment portfolio consisted of (a) 72.18% held-to-maturity investments at carrying value, down from 74.88% at December 31, 2001, and (b) 27.82% available-for-sale securities at carrying value up from 25.12% at December 31, 2001. The Company expects in the future that available-for-sale securities would increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company's shareholders' equity increased to $36.1 million at March 31, 2002 from $35.0 million at December 31, 2001. This increase is due to net income of $1.4 million offset by the payment of cash dividends of $264,000 and a decrease in unrealized gain on available-for-sale securities of $24,000, net of tax, during the three months ended March 31, 2002. Total assets increased to $460.1 million at March 31, 2002 from $437.7 million at December 31, 2001, an increase of 5.1%. Shareholders' equity to total assets was 7.9% at March 31, 2002 compared to 8.0% at December 31, 2001.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations.

The FDIC established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank did not qualify as "well capitalized" at March 31, 2002, but did exceed the minimum "adequately capitalized" requirements:

                                               FDIC Requirements                        Company Ratios
                                   ------------------------------------------    -----------------------------
                                       Adequately-               Well-             March 31,        December
                                       capitalized            capitalized            2002           31, 2001
                                   ---------------------    -----------------   --------------    ------------
Total risk-based capital ratio               8%                    10%               9.57%           9.64%
Tier 1 risk-based capital ratio              4%                     6%               8.40%           8.57%
Leverage ratio                               4%                     5%               8.04%           8.03%


There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, or otherwise.


Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the quarter ended March 31, 2002.


Significant Accounting Policies

See "Notes to Condensed Consolidated Financial Statements."

2002 Anticipated Financial Performance

In February 2002, the Company announced targets for 2002 including 20% to 25% earnings growth, 15% to 20% loan growth, 10% to 15% deposit growth, ROE of at least 13%, and an efficiency ratio in the low sixties. The Company believes that these goals can be attained through continuing its basic banking strategy of building core deposits and building a conservative loan portfolio.



Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 2002, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2001. For additional information, refer to the Company's Form 10-K for year ended December 31, 2001.

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


                           WASHINGTON BANKING COMPANY



Date: May 13, 2002                                 By   /s/  Michal D. Cann
                                                         -------------------

                                                         Michal D. Cann
                                                          President and
                                                    Chief Executive Officer


Date: May 13, 2002                                 By   /s/ Phyllis A. Hawkins
                                                        ----------------------

                                                       Phyllis A. Hawkins
                                                    Senior Vice President and
                                                    Chief Financial Officer