Form 10-Q
period 2002-06-30
WASHINGTON BANKING CO
filed 2002-08-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or l5 (d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 000-24503

WASHINGTON BANKING COMPANY
(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1725825 (I.R.S. Employer Identification Number)

450 SW Bayshore Drive
Oak Harbor, Washington 98277
(Address of principal executive offices) (Zip Code)

(360) 679-3121
(Issuer’s telephone number, including area code)

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

Yes   [X]      No   [   ]

     The number of shares of the issuer’s Common Stock outstanding at August 9, 2002 was 4,077,750.

		Page

PART I

Item 1.	Financial Statements

	Condensed Consolidated Statements of Financial Condition — June 30, 2002 and December 31, 2001	1

	Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2002 and 2001	2

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income — Six Months Ended June 30, 2002 and 2001	3

	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2002 and 2001	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

PART II

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

	Signatures

PART I

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition
June 30, 2002 and December 31, 2001
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2002	2001

	(unaudited)	(audited)
Assets
Cash and due from banks ($943 and $4,096, respectively, are restricted)	$18,252	$16,838
Interest-earning deposits	9,122	427
Federal funds sold	2,000	2,500

Total cash and cash equivalents	29,374	19,765

Federal Home Loan Bank stock	2,090	2,029
Deferred compensation plan	233	132
Investment securities available for sale	2,634	4,145
Investment securities held to maturity	16,971	18,401

Total investment securities	21,928	24,707

Loans receivable, net	413,585	373,198
Premises and equipment, net	15,679	15,647
Other real estate owned	409	473
Deferred tax assets	834	812
Other assets	3,374	3,084

Total assets	$485,183	$437,686

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$408,535	$367,175
Other borrowed funds	22,500	32,500
Deferred compensation plan	233	132
Other liabilities	1,597	2,902
Trust preferred securities	15,000	—

Total liabilities	447,865	402,709

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares: issued and outstanding 4,077,750 and 4,055,250 shares at June 30, 2002 and December 31, 2001, respectively	16,191	16,124
Retained earnings	21,084	18,782
Accumulated other comprehensive income, net	43	71

Total shareholders’ equity	37,318	34,977

Total liabilities and shareholders’ equity	$485,183	$437,686

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Interest income:
Interest and fees on loans	$8,453	$7,900	$16,582	$15,340
Interest on taxable investment securities	68	115	150	245
Interest on tax-exempt investment securities	187	198	379	398
Other	33	49	67	113

Total interest income	8,741	8,262	17,178	16,096
Interest expense:
Interest deposits	2,569	3,593	5,151	7,351
Interest trust preferred securities	7	—	7	—

Total interest expense	2,576	3,593	5,158	7,351

Net interest income	6,165	4,669	12,020	8,745
Provision for loan losses	(889)	(655)	(1,878)	(1,060)

Net interest income after provision for loan losses	5,276	4,014	10,142	7,685
Noninterest income:
Service charges and fees	423	437	852	841
Other	451	548	1,279	996

Total noninterest income	874	985	2,131	1,837
Noninterest expense:
Salaries and benefits	2,403	2,004	4,722	4,046
Occupancy	684	678	1,395	1,335
Office supplies and printing	127	138	247	263
Data processing	92	81	180	163
Consulting and professional fees	65	67	121	122
Other	711	547	1,343	1,011

Total noninterest expense	4,082	3,515	8,008	6,940

Income before income taxes	2,068	1,484	4,265	2,582
Provision for income taxes	(676)	(400)	(1,436)	(697)

Net income	$1,392	$1,084	$2,829	$1,885

Net income per share, basic	$0.34	$0.27	$0.70	$0.47

Net income per share, diluted	$0.32	$0.26	$0.66	$0.45

Average number of shares outstanding, basic	4,061,185	4,047,097	4,058,233	4,040,043
Average number of shares outstanding, diluted	4,339,417	4,233,794	4,314,634	4,223,131

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

				Accumulated
	Common stock			other	Total
			Retained	comprehensive	shareholders'
	Shares	Amount	earnings	gain (loss), net	equity

Balances at December 31, 2000	4,033	$16,058	$15,470	$(27)	$31,501
Comprehensive income:
Net income	—	—	1,885	—	1,885
Net change in unrealized gain (loss) on securities available for sale, net of tax of $42	—	—	—	82	82

Total comprehensive income (1)					1,967
Cash dividend, $0.12 per share	—	—	(485)	—	(485)
Stock options exercised	22	66	—	—	66

Balances at June 30, 2001	4,055	$16,124	$16,870	$55	$33,049

Balances at December 31, 2001	4,055	$16,124	$18,782	$71	$34,977
Comprehensive income:
Net income	—	—	2,829	—	2,829
Net change in unrealized gain (loss) on securities available for sale, net of tax of $14	—	—	—	(28)	(28)

Total comprehensive income (1)					2,801
Cash dividend, $0.13 per share	—	—	(527)	—	(527)
Stock options exercised	23	67	—	—	67

Balances at June 30, 2002	4,078	$16,191	$21,084	$43	$37,318

(1)	Comprehensive income for the three months ended June 30, 2002 and 2001 was $1,388 and $1,097, respectively.

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$2,829	$1,885
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(61)	(28)
Deferred income tax expense	(8)	—
Amortization of investment premiums, net	(21)	16
Provision for loan losses	1,878	1,060
Depreciation of premises and equipment	625	600
Net gains on sale of premises and equipment and real estate	(197)	(32)
Net (increase) decrease in other assets	(290)	22
Net decrease in other liabilities	(1,305)	(386)

Net cash provided by operating activities	3,450	3,137

Cash flows from investing activities:
Purchases of investment securities available for sale	(500)	—
Maturities of investment securities available for sale	2,000	1,500
Maturities of investment securities held to maturity	1,420	800
Net increase in loans	(42,265)	(46,834)
Purchases of premises and equipment	(831)	(704)
Proceeds from the sale of premises, equipment and real estate	435	97

Net cash used in investing activities	(39,741)	(45,141)

Cash flows from financing activities:
Net increase in deposits	41,360	27,299
Net decrease in Federal Home Loan Bank advances	(10,000)	—
Net increase in federal funds purchased	—	16,000
Proceed from trust preferred securities	15,000	—
Dividends paid on common stock	(527)	(485)
Proceeds from stock options exercised	67	66

Net cash provided by financing activities	45,900	42,880

Net increase in cash and cash equivalents	9,609	876
Cash and cash equivalents at beginning of period	19,765	17,179

Cash and cash equivalents at end of period	$29,374	$18,055

Supplemental information:
Cash paid for interest	$5,205	$8,949
Cash paid for taxes	2,251	925

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

     (a)  Description of Business

Washington Banking Company (“WBCO”), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank (the “Bank”), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area related to the retail and service trades, tourism, agricultural and manufacturing industries, and the large military base presence in Oak Harbor, Washington. The Bank also offers nondeposit investment products for sale through its subsidiary, WIB Financial Services, Inc. which are not FDIC insured.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

Washington Banking Capital Trust I (the “Trust”), the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $15.0 million in proceeds to acquire junior subordinated debentures issued by WBCO.

     (b)  Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries (together, “the Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

     (c)  Recently Issued Accounting Pronouncements

In July 2001, Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets.” SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The Company adopted the provisions of SFAS 142 on January 1, 2002 and it had no material effect on its results of operations or financial position.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.

The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS 143 for the quarter ending March 31, 2003. The Company is currently evaluating the impact that this statement will have on their financial position and results of operations, however, they do not expect such impact to be material.

On October 3, 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” it retains many of the fundamental provisions in that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS 144 on January 1, 2002 and it had no material effect on its results of operations or financial position.

(2) Trust Preferred Securities

On June 27, 2002 Washington Banking Capital Trust I issued $15.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year, at an initial rate of 5.51%. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate). These securities are considered Tier I capital for the purposes of regulatory capital requirements. The Trust, a wholly-owned subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by Washington Banking Company. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included with borrowings as a separate line item in the consolidated balance sheet and distributions payable are treated as interest expense in the consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

(3) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30, 2002

		Weighted	Per share
	Income	average shares	amount

Basic EPS
Income available to common shareholders	$1,392	4,061,185	$0.34
Effect of dilutive securities: stock options	—	278,232	(0.02)

Diluted EPS	$1,392	4,339,417	$0.32

	Three Months Ended June 30, 2001

		Weighted	Per share
	Income	average shares	amount

Basic EPS
Income available to common shareholders	$1,084	4,047,097	$0.27
Effect of dilutive securities: stock options	—	186,697	(0.01)

Diluted EPS	$1,084	4,233,794	$0.26

	Six Months Ended June 30, 2002

		Weighted	Per share
	Income	average shares	amount

Basic EPS
Income available to common shareholders	$2,829	4,058,233	$0.70
Effect of dilutive securities: stock options	—	256,401	(0.04)

Diluted EPS	$2,829	4,314,634	$0.66

	Six Months Ended June 30, 2001

		Weighted	Per share
	Income	average shares	amount

Basic EPS
Income available to common shareholders	$1,885	4,040,043	$0.47
Effect of dilutive securities: stock options	—	183,088	(0.02)

Diluted EPS	$1,885	4,223,131	$0.45

At June 30, 2002 and 2001 there were options to purchase 448,737 and 406,800 shares of common stock outstanding, respectively. For the quarters ended June 30, 2002 and 2001, options to purchase 0 and 98,550 shares of common stock, respectively, were antidilutive and, therefore, not included in computation of diluted net income per share. For the six months ended June 30, 2002 and 2001, options to purchase 0 and 98,550 shares of common stock, respectively, were antidilutive and, therefore, not included in computation of diluted net income per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2002 and 2001 (unaudited)
(Dollars in thousands, except per share data)

(4) Subsequent Event

On July 18, 2002, the Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of July 30, 2002 and payable on August 14, 2002.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe Washington Banking Company’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001 and any further similar events, are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the banking and financial services sector; and (7) Washington Banking Company’s ability to realize the efficiencies it expects to receive from its investment in personnel and infrastructure.

Overview

Washington Banking Company (the “Company”) is a registered bank holding company with two wholly-owned subsidiaries — Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. It’s business includes commercial loan, real estate loan and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the FDIC, for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Company also offers nondeposit investment products for sale through the Bank’s subsidiary, WIB Financial Services, Inc., which are not FDIC insured.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

Headquartered in Oak Harbor, the Company’s primary market area is located in northwestern Washington state between Seattle and the Canadian border. In recent years, the region has experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.

The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. The Company’s primary objectives are to improve profitability and operating efficiencies, increase market penetration in areas currently served, and to continue an expansion strategy in appropriate market areas.

Continuing the strategy of expanding into appropriate market areas, the Company plans to open two new full-service branches and a Loan Production Office (LPO), and to relocate its Camano Island branch during 2002. Construction of two buildings is currently underway for the relocation of the Camano branch and the new branch in Stanwood. Office space will be leased for the new full-service branch in the Fairhaven neighborhood of Bellingham as well as the LPO in Smokey Point/Arlington. The addition of these new offices will extend the company into its fourth county, Snohomish. Management believes these locations will enhance customer service by providing easier branch access and more convenient availability of services to new and existing Bank customers.

Financial Condition

Total Assets. Total assets increased to $485.2 million at June 30, 2002 from $437.7 million at December 31, 2001, an increase of 10.9%. This increase resulted primarily from growth in the loan portfolio, which was funded by deposit growth, investment maturities, borrowings and the proceeds from a non-dilutive private placement of trust preferred securities in June 2002.

Loans. Net loans totaled $413.6 million at June 30, 2002, an increase of 10.8%, from $373.2 million at December 31, 2001. The Company increased its allowance for loan losses to $5.6 million at June 30, 2002 representing 1.33% of total loans, from $4.3 million or 1.14% at December 31, 2001, in an effort to remain conservative and improve coverage. See “Lending Activities — Provision and Allowance for Loan Losses,” below.

Total Investment Securities. Total investment securities were $21.7 million and $24.6 million at June 30, 2002 and December 2001, respectively. The decrease of 11.7% was due to the maturity of investments. The availability of excess funds for long-term investment purchases was significantly reduced by the need for funding the loan demand. Management plans to use a portion of the proceeds of the trust preferred securities to purchase additional securities that reflect the Company’s investment policy guidelines and that help achieve the business plan of the Company.

Premises and Equipment. Premises and equipment, net, were $15.7 million and $15.6 million at June 30, 2002 and December 31, 2001, respectively. The balance remained fairly flat due to the construction of new branch offices and related furniture and fixtures, offset by the sale of the North Whidbey branch property during first quarter 2002. However, the minor net change to Premises and Equipment is not an indication of future expectations as the Company continues its strategy of increasing market penetration and expansion. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities arise.

Deposits. Deposits grew 11.3 % to $408.5 million at June 30, 2002 from $367.2 million at December 31, 2001. The Company’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing emphasis on meeting the customers’ financial needs and providing exceptional service. The Company attributes its successful deposit growth to its continuing efforts to meet these objectives through various deposit promotions, cross-sales efforts, financial planning and other means. Average noninterest-bearing deposits increased 23.3%, at June 30, 2002 from June 30, 2001, while average interest-bearing deposits increased 13.5%, compared to the like period a year ago. See ” — Deposits,” below.

Shareholders’ Equity. The Company’s shareholders’ equity increased 6.7% to $37.3 million at June 30, 2002 from $35.0 million at December 31, 2001. The increase reflects earnings and proceeds from stock options exercised, offset by the payment of cash dividends and the decrease in unrealized gain on available-for-sale securities, net of tax, during the first six months of 2002.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the dates indicated the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended June 30, 2002			Three Months Ended June 30, 2001

		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
(Dollars in thousands)	balance	paid	yield (1)	balance	paid	yield (1)

Assets
Loans (2)	$413,443	$8,453	8.18%	$337,524	$7,900	9.36%
Federal funds sold	209	1	1.91%	1,244	17	5.47%
Interest-earning cash	396	1	1.01%	1,618	18	4.45%
Investments:
Taxable	7,036	99	5.63%	8,637	130	6.02%
Non-taxable (3)	15,971	251	6.29%	16,927	265	6.26%
Deferred comp plan	232	—	—	92	—	—

Interest-earning assets	437,287	8,805	8.05%	366,042	8,330	9.10%
Noninterest-earning assets	31,894			30,516

Total assets	$469,181			$396,558

Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$138,433	$601	1.74%	$108,068	$741	2.74%
Savings	28,399	106	1.49%	24,958	123	1.97%
CDs	176,677	1,625	3.68%	169,638	2,570	6.06%

Interest-bearing deposits	343,509	2,332	2.72%	302,664	3,434	4.54%
Federal funds purchased	12,303	66	2.15%	8,131	90	4.43%
Trust preferred securities	495	7	5.66%	—	—	—
Borrowings & other interest-bearing liabilities	21,557	171	3.17%	6,799	69	4.06%

Interest-bearing liabilities	377,864	2,576	2.73%	317,594	3,593	4.53%
Noninterest-bearing deposits	52,759			42,788
Other noninterest-bearing liabilities	1,935			2,272

Total liabilities	432,558			362,654
Shareholders’ equity	36,623			33,904

Total liabilities and shareholders’ equity	$469,181			$396,558

Net interest income (3)		$6,229			$4,737

Net interest spread (1)			5.32%			4.57%

Net interest margin (1)			5.70%			5.18%

(1)	Annualized

(2)	Includes loan fees of $236 and $220 for the three months ended June 30, 2002 and 2001, respectively.

(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $64 and $68 for the three months ended June 30, 2002 and 2001, respectively.

Results of Operations

The Company’s results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company generates noninterest income generally through service charges and fees and other sources. The Company’s noninterest expenses consist primarily of compensation and employee benefit expense, and occupancy expense.

Net Income. Net income for the second quarter of 2002 increased 28.4% to $1.4 million, or $0.32 per diluted share, from $1.1 million, or $0.26 per diluted share, for the second quarter of 2001. Net income for the six months ended June 30, 2002 increased 50.1% to $2.8 million, or $0.66 per diluted share, from $1.9 million, or $0.45 per diluted share, for the six months ended June 30, 2001. The improvement was primarily due to increased net interest income and a first quarter 2002 gain on sale of assets.

Net Interest Income. Net interest income for the second quarter of 2002 increased 32.0% to $6.2 million from $4.7 million for the second quarter of 2001. For the first six months of 2002, net interest income increased 37.4% to $12.0 million from $8.7 million for the like period in 2001. The increase in net interest income is largely due to the consistent growth rate, repricing, and changing maturities of both our loan portfolio and our deposits.

Average interest-earning assets for the second quarter increased to $437.3 million at June 30, 2002, compared to $366.0 million at June 30, 2001, a growth of 19.5%, while the average yield on interest-earning assets decreased to 8.05% compared to 9.10% in second quarter of the prior year.

The average yield on loans decreased to 8.18% for the quarter ended June 30, 2002 from 9.36% for the quarter ended June 30, 2001.

The average cost of interest-bearing liabilities decreased in the second quarter of 2002 to 2.73% from 4.53% for the quarter ended June 30, 2001. Average interest-bearing liabilities for the quarter increased to $377.9 million at June 30, 2002 compared to $317.6 million at June 30, 2001, a growth of 19.0%.

The overall result of these changes was an increase in the net interest spread to 5.32% for the quarter ended June 30, 2002 from 4.57% for the quarter ended June 30, 2001. Net interest margin (net interest income divided by average interest-earning assets) increased to 5.70% in the second quarter of 2002 from 5.18% in the second quarter of 2001.

Noninterest Income. Noninterest income decreased $111,000, or 11.3%, in the second quarter of 2002 compared to the like period last year. This decrease reflects less income on gain on sale of assets and secondary real estate market activity compared to the second quarter of 2001.

For the first six months of 2002, noninterest income increased $294,000, or 16.0% compared to the like period a year ago. This increase was primarily due to the gain on sale of assets from the sale of the vacated North Whidbey branch property and strong annuity and mutual fund sales in the first quarter of 2002.

Noninterest Expense. Noninterest expense increased $567,000, or 16.1%, in the second quarter of 2002. A major component of noninterest expense, employee compensation, increased 19.9%, for the quarter compared with the like period in 2001. For the first six months of 2002, noninterest expense rose to $8.0 million from $6.9 million one year ago, a 15.4% increase. Employee compensation increased 16.7% for the six months ended June 30, 2002. These increases were mainly due to additional costs for salaries and employee benefits, reflecting the growth of the Company. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) improved to 57.99% for the second quarter 2002 compared to 62.17% for the like period in 2001. For the first six months of 2002 and 2001, the efficiency ratio was 56.59% and 65.58%, respectively.

Income Taxes. For the second quarters of 2002 and 2001, the Company recorded income tax provisions of $676,000 and $400,000, respectively. For the first six months of 2002 and 2001, the Company recorded income tax provisions of $1.4 million and $697,000, respectively. The overall year-to-date effective tax rate was approximately 34% and 27%, respectively, for June 30, 2002 and 2001. The higher tax rate is in anticipation of the Company’s increased tax base due to the decrease in tax-exempt interest income as a percentage of income.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan at the dates indicated:

	June 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	% of total	Balance	% of total

Commercial	$108,933	26.0%	$109,867	29.1%
Real estate mortgages:
One-to-four family residential	41,050	9.8%	42,850	11.4%
Five-or-more family residential and commercial	86,480	20.6%	65,782	17.4%

Total real estate mortgages	127,530	30.4%	108,632	28.8%
Real estate construction	31,103	7.4%	26,917	7.1%
Consumer	151,496	36.2%	132,067	35.0%

Subtotal	419,062	100.0%	377,483	100.0%

Less: allowance for loans losses	(5,569)		(4,308)
Deferred loan fees, net	92		23

Loans, net	$413,585		$373,198

Total loans, net, increased to $413.6 million at June 30, 2002, representing a 10.8% increase from year-end 2001. Total commercial loans decreased 0.9%, while real estate mortgage, real estate construction and consumer loans increased 17.4%, 15.6% and 14.7%, respectively, at June 30, 2002 from year-end 2001. At June 30, 2002, indirect dealer loans were $87.9 million, or 58.0% of the consumer loan portfolio, as compared to $73.0 million, or 55.3%, at December 31, 2001. Loan growth was driven by the favorable interest rate environment.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company’s nonperforming assets (“NPAs”) at the dates indicated:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Nonaccrual loans	$3,542	$2,094
Restructured loans	—	—

Total nonperforming loans	3,542	2,094
Real estate owned	409	473

Total nonperforming assets	$3,951	$2,567

Accruing loans past due > 90 days	$16	$—
Potential problem loans	—	—
Allowance for loan losses	5,569	4,308
Nonperforming loans to loans	0.85%	0.55%
Allowance for loan losses to loans	1.33%	1.14%
Allowance for loan losses to nonperforming loans	157.23%	205.73%
Nonperforming assets to total assets	0.81%	0.59%

Nonperforming loans increased to $3.5 million, or 0.85% of total loans, at June 30, 2002 from $2.1 million, or 0.55% of total loans, at December 31, 2001. The current loan loss reserve of $5.6 million represents 157.23% of nonperforming loans as compared to 205.73% of nonperforming loans at December 31, 2001. The loan loss reserve is 1.33% of total loans at June 30, 2002 as compared to 1.14% at December 31, 2001. A significant portion of the increase in NPAs reflects one credit tied to the telecommunications industry.

In general, underwriting standards have been strengthened to mitigate risk associated with the potential softening of the economy and management remains confident in its asset quality. NPAs continue to be better than state and national FDIC peer group averages.

Provision and Allowance for Loan Losses. The Company recorded a $889,000 provision for loan losses for the second quarter of 2002, compared with $655,000 for the like period a year ago. Though the local economy remained stable during the first half of 2002, there were limited indications of weakening in a few markets. Management determined that this addition to the provision was warranted to remain conservative and improve coverage, in response to a potential economic softening. There were $340,000 in net loan charge-offs during the second quarter of 2002, compared to $265,000 in the previous year, representing 0.08% of the loan portfolio for both periods.

For the six months ended June 30, 2002, the Company recorded a $1.9 million provision for loan losses, compared with $1.1 million for the like period a year ago. The Company recorded $617,000 in net loan charge-offs, representing 0.15% of average loans during the first six months of 2002, compared to $330,000, or 0.08%, of average loans in net charge-offs for the like period in 2001. The increase in charge-offs is attributed to a more aggressive stance on consumer delinquencies and to certain loans to the construction trades. Management has tightened consumer lending standards over the last year and established additional guidelines and limits on lending to certain industries to mitigate risk.

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

The following table sets forth the changes in the Company’s allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Balance at beginning of period	$5,020	$3,004	$4,308	$2,664
Charge-offs:
Commercial	(246)	(58)	(274)	(84)
Real estate	(10)	—	(10)	(15)
Consumer	(162)	(276)	(458)	(338)

Total charge-offs	(418)	(334)	(742)	(437)
Recoveries:
Commercial	8	35	9	66
Real estate	—	—	—	—
Consumer	70	34	116	41

Total recoveries	78	69	125	107
Net charge-offs	(340)	(265)	(617)	(330)
Provision for loan losses	889	655	1,878	1,060

Balance at end of period	$5,569	$3,394	$5,569	$3,394

For the three-month period ended June 30, 2002, net charge-offs attributed to indirect dealer loans were $79,000, or 85.9%, of net consumer charge-offs as compared to $80,000, or 41.7%, for the second quarter 2001. Year-to-date, net charge-offs attributed to indirect dealer loans were $262,000, or 76.6%, of net consumer charge-offs, as compared to $120,000, or 48.6%, for the like period in 2001.

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits at the dates indicated:

	Three Months Ended June 30,

	2002		2001

	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	Balance	rate

Interest-bearing demand and money market deposits	$138,433	1.74%	$108,068	2.74%
Savings deposits	28,399	1.49%	24,958	1.97%
CDs	176,677	3.68%	169,638	6.06%

Total interest-bearing deposits	343,509	2.72%	302,664	4.54%
Demand and other noninterest-bearing deposits	52,759		42,788

Total average deposits	$396,268		$345,452

Liquidity and Sources of Funds

Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to make loans and to support continuing operations. The Bank relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank (“FHLB”) lines of credit, which the Company expects to use to supplement funding sources. Due to the Company’s strong asset growth, capital ratios were trending downward. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management evaluated potential capital-raising alternatives such as trust preferred securities, issuance of common stock, and other sources. Management determined that issuing trust preferred securities would be in the best interest of the Company and on June 27, 2002, the Trust issued $15.0 million of trust preferred securities. Trust preferred securities are held as debt for tax purposes, while the proceeds of the offering count as Tier I capital without increasing the shareholder base and thus diluting earnings per share.

Deposits. Total deposits increased 11.3%, to $408.5 million, at June 30, 2002 from $367.2 million at December 31, 2001. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At June 30, 2002, the Company had $180.7 million in CDs of which approximately $166.5 million, or 92.1%, are scheduled to mature within one year. Uncertain market and economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. However, based on prior experience, the Company anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. At June 30, 2002 the Company had a $72.7 million line of credit with the FHLB, of which $22.5 million was advanced, and lines of credit with financial institutions in the amount of $13.0 million, with no advances on these lines of credit as of that date.

The Company has $15 million of trust preferred obligations at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.65% with a 30-year maturity, and an option to redeem at par anytime after the fifth year. At June 30, 2002 the rate on the Company’s trust preferred obligations was 5.51%.

Investments. The Company’s total portfolio of investment securities decreased 11.7% to $21.7 million at June 30, 2002 from $24.6 million at December 31, 2001. The investment portfolio consists of government agency securities, municipal securities, FHLB stock, and corporate obligations. No investment exceeds 10% of the shareholders’ equity. The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	June 30, 2002

(Dollars in thousands)	Amortized	Market	Recorded
	cost	value	value

Amounts maturing:
Within one year	$6,259	$6,343	$6,302
One to five years	8,717	9,083	8,740
Six to ten years	5,784	6,026	5,784
Over ten years	869	911	869

Total	$21,629	$22,363	$21,695

At June 30, 2002, the investment portfolio consisted of 78.23% held-to-maturity investments at carrying value, up from 74.88% at December 31, 2001, and 21.77% available-for-sale securities at carrying value, down from 25.12% at December 31, 2001. The Company expects in the future that available-for-sale securities would increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $37.3 million at June 30, 2002 from $35.0 million at December 31, 2001. This increase is due to net income of $2.8 million and $67,000 proceeds from stock options exercised offset by the payment of cash dividends of $527,000 and a decrease in unrealized gain on available-for-sale securities of $28,000, net of tax, during the six months ended June 30, 2002. Total assets increased to $485.2 million at June 30, 2002 from $437.7 million at December 31, 2001, an increase of 10.9%. Shareholders’ equity to total assets was 7.7% at June 30, 2002 compared to 8.0% at December 31, 2001.

Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt both subject to certain limitations.

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well capitalized” at June 30, 2002:

	FDIC Requirements		Company Ratios

	Adequately-	Well-	June 30,	December 31,
	capitalized	capitalized	2002	2001

Total risk-based capital ratio	8%	10%	12.78%	9.64%
Tier 1 risk-based capital ratio	4%	6%	11.54%	8.57%
Leverage ratio	4%	5%	10.98%	8.03%

There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, or otherwise.

Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments for the quarter ended June 30, 2002.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

2002 Anticipated Financial Performance

In February 2002, the Company announced targets for 2002 including 20% to 25% earnings growth, 15% to 20% loan growth, 10% to 15% deposit growth, ROE of at least 13%, and an efficiency ratio in the low sixties. The Company believes that these goals can be attained through continuing its basic banking strategy of building core deposits and building a conservative loan portfolio. Although it appears that the Company is on track to exceed its 2002 performance goals at mid-year, targets have not been moved up as management expects the bottom line to reflect the costs of expanding the branch network over the next several months.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 2002, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2001. For additional information, refer to the Company’s Form 10-K for the year ended December 31, 2001.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 25, 2002. 2,996,550 shares of common stock were represented in person or by proxy at the meeting. This represented 74% of the 4,055,250 shares held by shareholders as of March 1, 2002 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2005, or until their successors are duly elected and qualified — three of the nine director position terms had expired and were open for election. The nominees for these positions were Jay T. Lien, Alvin J. Sherman and Edward J. Wallgren, who were each elected with the following vote totals:

	For	Against	Withheld

Jay T. Lien	2,977,967	0	18,583
Alvin J. Sherman	2,977,967	0	18,583
Edward J. Wallgren	2,893,967	0	102,583

The other six directors who continue in office are: Michal D. Cann; Jerry C. Chambers; Marlen L. Knutson; Karl C. Krieg, III; Robert B. Olson; and Anthony B. Pickering.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

99.1	Section 906 Certification of Chief Executive Officer
99.2	Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

On April 1, 2002, the Company filed Amendment No.2 to Current Report on Form 8-K/A, amending its Form 8-K/A filed on November 29, 2001 regarding the change in the Company’s certifying accountants to Moss Adams LLP to replace KPMG LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 13, 2002	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: August 13, 2002	By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins Senior Vice President and Chief Financial Officer