Form 10-Q
period 2002-09-30
WASHINGTON BANKING CO
filed 2002-11-14
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

     [X] Quarterly report pursuant to Section 13 or l5(d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended September 30, 2002

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

Yes [X]   No [ ]

        The number of shares of the issuer's Common Stock outstanding at
                        November 8, 2002 was 4,520,403.

                                Table of Contents

                                    PART I

                                                                                                             Page
Item 1.       Financial Statements
                  Condensed Consolidated Statements of Financial Condition -
                       September 30, 2002 and December 31, 2001                                                1

                  Condensed Consolidated Statements of Income -
                       Three and Nine Months Ended September 30, 2002 and 2001                                 2

                  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
                       Nine Months Ended September 30, 2002 and 2001                                           3

                  Condensed Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 2002 and 2001                                           4

                  Notes to Condensed Consolidated Financial Statements                                         5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations            9
Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                      18
Item 4.       Controls and Procedures                                                                         19

                                     PART II

Item 2.       Changes in Securities                                                                           19
Item 6.       Exhibits and Reports on Form 8-K                                                                19
                  Signatures                                                                                  20
                  Certification of Chief Executive Officer                                                    21
                  Certification of Chief Financial Officer                                                    22


                                     PART I
Item 1.  Financial Statements

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                    September 30, 2002 and December 31, 2001
                  (Dollars in thousands, except per share data)

                                                                               September 30,       December 31,
                                  Assets                                           2002                2001
                                                                              ----------------    ----------------
                                                                                (unaudited)           (audited)
Cash and due from banks                                                     $        18,515     $        16,838
      ($2,440 and $4,096, respectively, are restricted)
Interest-earning deposits                                                            11,997                 427
Federal funds sold                                                                   20,000               2,500
                                                                              ----------------    ----------------
     Total cash and cash equivalents                                                 50,512              19,765
                                                                              ----------------    ----------------

Federal Home Loan Bank stock                                                          2,122               2,029
Investment securities available for sale                                              6,065               4,145
Investment securities held to maturity                                               16,786              18,401
                                                                              ----------------    ----------------
     Total investment securities                                                     24,973              24,575
                                                                              ----------------    ----------------

Loans receivable, net                                                               428,226             373,198
Premises and equipment, net                                                          16,618              15,647
Other real estate owned                                                                 449                 473
Deferred tax assets                                                                     833                 812
Other assets                                                                          4,207               3,216
                                                                              ----------------    ----------------
              Total assets                                                  $       525,818     $       437,686
                                                                              ================    ================

                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits                                                               $       452,680     $       367,175
     Other borrowed funds                                                            17,500              32,500
     Other liabilities                                                                2,263               3,034
     Trust preferred securities                                                      15,000                  --
                                                                              ----------------    ----------------
              Total liabilities                                                     487,443             402,709
                                                                              ----------------    ----------------
Commitments and contingencies                                                            --                  --

Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                  --                  --
     Common stock, no par value.  Authorized 10,000,000 shares:
       issued and outstanding 4,077,750 and 4,055,250
       shares at September 30, 2002 and December 31, 2001, respectively              16,191              16,124
       Stock dividends to be distributed                                              4,669                  --
     Retained earnings                                                               17,470              18,782
     Accumulated other comprehensive income, net                                         45                  71
                                                                              ----------------    ----------------
              Total shareholders' equity                                             38,375              34,977
                                                                              ----------------    ----------------
              Total liabilities and shareholders' equity                    $       525,818     $       437,686
                                                                              ================    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
       Three and nine months ended September 30, 2002 and 2001 (unaudited)
                  (Dollars in thousands, except per share data)


                                                           Three Months Ended               Nine Months Ended
                                                              September 30,                   September 30,
                                                         ------------------------         -----------------------
                                                            2002         2001               2002         2001
                                                         -----------  -----------         ----------   ----------
Interest income:
     Interest and fees on loans                        $    8,591   $     8,097         $    25,173  $   23,437
     Interest on taxable investment securities                 64           104                 214         349
     Interest on tax-exempt investment securities             186           196                 565         594
     Other                                                    145            28                 212         141
                                                         -----------  -----------         ----------   ----------
              Total interest income                         8,986         8,425              26,164      24,521
Interest expense:
     Interest on deposits                                   2,483         3,054               7,229      10,178
     Interest on trust preferred securities                   211            --                 218          --
     Interest on other borrowings                             187           191                 592         418
                                                         -----------  -----------         ----------   ----------
              Total interest expense                        2,881         3,245               8,039      10,596
                                                         -----------  -----------         ----------   ----------
              Net interest income                           6,105         5,180              18,125      13,925
Provision for loan losses                                    (589)         (755)             (2,467)     (1,815)
                                                         -----------  -----------         ----------   ----------
              Net interest income after
                 provision for loan losses                  5,516         4,425              15,658      12,110
Noninterest income:
     Service charges and fees                                 458           422               1,310       1,263
     Other                                                    487           581               1,766       1,577
                                                         -----------  -----------         ----------   ----------
              Total noninterest income                        945         1,003               3,076       2,840
Noninterest expense:
     Salaries and benefits                                  2,664         2,139               7,386       6,185
     Occupancy                                                719           670               2,114       2,005
     Office supplies and printing                             129           122                 376         384
     Data processing                                          116            85                 296         249
     Consulting and professional fees                          62            55                 183         177
     Other                                                    731           602               2,074       1,613
                                                         -----------  -----------         ----------   ----------
              Total noninterest expense                     4,421         3,673              12,429      10,613
                                                         -----------  -----------         ----------   ----------
              Income before income taxes                    2,040         1,755               6,305       4,337
Provision for income taxes                                   (720)         (593)             (2,156)     (1,290)
                                                         -----------  -----------         ----------   ----------
              Net income                               $    1,320   $     1,162         $     4,149  $    3,047
                                                         ===========  ===========         ==========   ==========

Net income per share, basic                            $      0.29  $      0.26         $      0.93  $     0.68
                                                         ===========  ===========         ==========   ==========
Net income per share, diluted                          $      0.28  $      0.25         $      0.87  $     0.65
                                                         ===========  ===========         ==========   ==========

Average number of shares outstanding, basic                4,485,525   4,460,775           4,471,291    4,449,684
Average number of shares outstanding, diluted              4,768,188   4,684,874           4,753,488    4,657,623

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
            Nine months ended September 30, 2002 and 2001 (unaudited)
                  (Dollars in thousands, except per share data)




                                                                Stock                     Accumulated
                                          Common stock        dividends                      other            Total
                                       --------------------     to be       Retained     comprehensive    shareholder's
                                        Shares     Amount    distributed    earnings   gain (loss), net      equity
                                       ---------  ---------  -------------  ----------   ---------------  --------------
Balances at December 31, 2000            4,033   $  16,058  $              $   15,470   $        (27)    $     31,501
Comprehensive income:
    Net income                              --          --           --         3,047             --            3,047
    Net change in unrealized gain
     on securities available for sale,
     net of tax of $54                      --          --           --            --            105              105
                                                                                                          --------------
          Total comprehensive income (1)                                                                        3,152
Cash dividend, $0.18 per share              --          --           --          (729)            --             (729)
Stock options exercised                     22          66                         --             --               66
                                       ---------  ---------  -------------  ----------   ---------------  --------------
Balances at September 30, 2001           4,055   $  16,124  $        --    $   17,788   $         78     $     33,990
                                       =========  =========  =============  ==========   ===============  ==============


Balances at December 31, 2001            4,055   $  16,124  $        --    $   18,782   $         71     $     34,977
Comprehensive income:
    Net income                              --          --           --         4,149             --            4,149
    Net change in unrealized loss
     on securities available for sale,
     net of tax of $13                      --          --           --            --            (26)             (26)
                                                                                                          --------------
          Total comprehensive income (1)                                                                        4,123
Cash dividend, $0.195 per share             --          --           --          (792)            --             (792)
10% Stock dividend                          --          --        4,669        (4,669)            --               --

Stock options exercised                     23          67           --            --             --               67
                                       ---------  ---------  -------------  ----------   ---------------  --------------
Balances at September 30, 2002           4,078   $  16,191  $     4,669    $   17,470   $         45     $     38,375
                                       =========  =========  =============  ==========   ===============  ==============

(1) Includes comprehensive income for the three months ended September 30, 2002 and 2001 of $1,322 and $1,185, respectively.

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARies
                 Condensed Consolidated Statements of Cash Flows
            Nine months ended September 30, 2002 and 2001 (unaudited)
                             (Dollars in thousands)

                                                                              Nine Months Ended September 30,
                                                                                2002                   2001
                                                                           ----------------        --------------
Cash flows from operating activities:
     Net income                                                          $       4,149           $       3,047
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                    (93)                    (44)
         Deferred income tax expense                                                (8)                     --
         Amortization of investment premiums, net                                   56                      25
         Provision for loan losses                                               2,467                   1,815
         Net increase in loans held for sale                                    (1,809)                 (2,516)
         Depreciation of premises and equipment                                    937                     911
         Net gains on sale of premises and equipment and real estate              (194)                    (32)
         Net gains on sale of other real estate                                     (3)                    (50)
         Net increase in other assets                                             (991)                 (1,299)
         Net (increase) decrease in other liabilities                             (771)                    536
                                                                           ----------------        --------------
                  Net cash provided by operating activities                      3,740                   2,393
                                                                           ----------------        --------------
Cash flows from investing activities:
     Purchases of Federal Home Loan Bank Stock                                      --                    (478)
     Purchases of investment securities available for sale                      (4,000)                     --
     Maturities of investment securities available for sale                      2,000                   1,500
     Maturities of investment securities held to maturity                        1,600                   1,465
     Net increase in loans                                                     (55,726)                (55,742)
     Purchases of premises and equipment                                        (2,082)                 (2,791)
     Proceeds from the sale of premises and equipment                              368                      98
     Purchases of real estate                                                       --                    (175)
     Proceeds from the sale of real estate owned                                    67                      80
                                                                           ----------------        --------------
                  Net cash used in investing activities                        (57,773)                (56,043)
                                                                           ----------------        --------------
Cash flows from financing activities:
     Net increase in deposits                                                   85,505                  40,977
     Net decrease in other borrowed funds                                      (15,000)                     --
     Net increase in federal funds purchased                                        --                  20,000
     Proceed from trust preferred securities                                    15,000                      --
     Dividends paid on common stock                                               (792)                   (729)
     Proceeds from stock options exercised                                          67                      66
                                                                           ----------------        --------------
                  Net cash provided by financing activities                     84,780                  60,314
                                                                           ----------------        --------------
                  Net increase in cash and cash equivalents                     30,747                   6,664
Cash and cash equivalents at beginning of period                                19,765                  17,179
                                                                           ----------------        --------------
Cash and cash equivalents at end of period                               $      50,512           $      23,843
                                                                           ================        ==============
Supplemental information:
     Loans foreclosed and transferred to real estate owned               $          40           $          75
     Cash paid for interest                                                      8,021                  10,755
     Cash paid for taxes                                                         2,911                   1,500
     Transfer of investments from HTM to AFS                                        --                   1,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2002 and 2001 (unaudited)

(1)   Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

Washington Banking Company ("WBCO"), a Washington State bank holding company was formed on April 30, 1996. Whidbey Island Bank (the "Bank"), the principal subsidiary of WBCO, is a Washington state-chartered commercial bank. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area related to the retail and service trades, tourism, agricultural and manufacturing industries, and the large military base presence in the area. The Bank also offers nondeposit investment products for sale through its subsidiary, WIB Financial Services, Inc. ("WIB FSI"), which are not FDIC insured.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14.9 million.

Washington Banking Capital Trust I (the "Trust"), the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $15.0 million in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries (together, "the Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2001 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

Certain amounts in 2001 have been reclassified to conform to the 2002 financial statement presentation.

   (c) Recently Issued Accounting Pronouncements

In July 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets." SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under this nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than this fair value. The Company adopted the provisions of SFAS 142 on January 1, 2002 and it had no material effect on its results of operations or financial position.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2002 and 2001 (unaudited)

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

On October 3, 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions in that SFAS 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. The Company adopted the provisions of SFAS 144 on January 1, 2002 and it had no material effect on its results of operations or financial position.

In April 2002, the FASB issued FSAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company believes the adoption of Statement No. 145 will have no material impact on its financial statements.

In July 2002, the FASB issued FSAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of Statement No. 146 will have no material impact on its financial statements.

In October 2002, the FASB issued FSAS No. 147, "Acquisition of Certain Financial Institution"- an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9. The provisions of this Statement that relate to the application of the purchase method of accounting apply to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2002 and 2001 (unaudited)

date of acquisition is on or after October 1, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.


(2)   Trust Preferred Securities

On June 27, 2002, the Trust issued $15.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year, at an initial rate of 5.51%. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered
Rate). These securities are considered Tier I capital for the purposes of regulatory capital requirements. The Trust, a wholly-owned subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued to WBCO. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included with borrowings as a separate line item in WBCO's statement of financial conditions and distributions payable are treated as interest expense in the consolidated statement of operations.

(3)      Stock Dividend

On September 26, 2002, the Board of Directors declared a 10% stock dividend, which was issued on October 24, 2002 to shareholders of record as of October 8, 2002.


 (4)  Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:


                                                             Three Months Ended September 30, 2002
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    1,320                 4,485,525        $      0.29
Effect of dilutive securities: stock options              --                   282,663              (0.01)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    1,320                 4,768,188        $      0.28
                                                    ==============     ====================     =============


                                                             Three Months Ended September 30, 2001
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    1,162                 4,460,775        $      0.26
Effect of dilutive securities: stock options              --                   224,099              (0.01)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    1,162                 4,684,874        $      0.25
                                                    ==============     ====================     =============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three and nine months ended September 30, 2002 and 2001 (unaudited)



                                                              Nine Months Ended September 30, 2002
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    4,149                 4,471,291        $      0.93
Effect of dilutive securities: stock options              --                   282,197              (0.06)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    4,149                 4,753,488        $      0.87
                                                    ==============     ====================     =============


                                                              Nine Months Ended September 30, 2001
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            Amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    3,047                 4,449,684        $      0.68
Effect of dilutive securities: stock options              --                   207,939              (0.03)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    3,047                 4,657,623        $      0.65
                                                    ==============     ====================     =============


Earnings per share have been adjusted for all periods to include the effect of the 10% stock dividend declared on September 26, 2002 and issued on October 24, 2002 to shareholders of record as of October 8, 2002.

At September 30, 2002 and 2001 there were options to purchase 493,611 and 447,480 shares of common stock outstanding, respectively. For the quarters ended September 30, 2002 and 2001, options to purchase zero and 37,950 shares of common stock, respectively, were antidilutive and, therefore, not included in computation of diluted net income per share. For the nine months ended September 30, 2002 and 2001, options to purchase zero and 98,550 shares of common stock, respectively, were antidilutive and, therefore, not included in computation of diluted net income per share.



(5)   Subsequent Event

On October 17, 2002, the Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of November 5, 2002, which is payable on November 25, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements, which management believes are a benefit to shareholders. These forward-looking statements describe Washington Banking Company's management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's business plan and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the SEC, factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the impact of the events of September 11, 2001 and any further similar events, are less favorable than expected or have a more direct and pronounced effect on the Company than expected and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected and negatively affect funding sources; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) costs or difficulties related to the integration of acquisitions are greater than expected; (5) competitive pressure among financial institutions increases significantly; (6) legislation or regulatory requirements or changes adversely affect the banking and financial services sector; and (7) Washington Banking Company's ability to realize the efficiencies it expects to receive from its investment in personnel and infrastructure.

Overview

Washington Banking Company (the "Company") is a registered bank holding company with two wholly-owned subsidiaries - Whidbey Island Bank (the "Bank"), the Company's principal subsidiary, and Washington Banking Capital Trust I (the
"Trust"). The Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial loan, real estate loan and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the FDIC, for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Company also offers nondeposit investment products for sale through the Bank's subsidiary, WIB Financial Services, Inc., which are not FDIC insured.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

Headquartered in Oak Harbor, the Company's primary market area is located in northwestern Washington state between Seattle and the Canadian border. In recent years, the region has experienced strong population growth and economic diversification. The region's economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.

The Company's strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company's growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company's success. The Company's primary objectives are to improve profitability and operating efficiencies, increase market penetration in areas currently served, and to continue an expansion strategy in appropriate market areas.

The Company believes that growing the infrastructure is an excellent way to build franchise value and increase business while managing up-front costs. During the third quarter the Company constructed a building for the new branch in Stanwood (Snohomish county) and began leasing space for the Fairhaven/Bellingham branch (Whatcom county) and the Loan Production Office ("LPO") in Smokey Point/Arlington (Snohomish county). With the addition of these offices, the Company now has locations in four counties. Construction of a building is also underway for the relocation of the Camano Island branch. Management believes these locations will enhance customer service by providing easier branch access and more convenient availability of services to new and existing Bank customers.


Financial Condition

Total Assets. Total assets increased to $525.8 million at September 30, 2002 from $437.7 million at December 31, 2001, an increase of 20.1%. This increase resulted primarily from growth in the loan portfolio, which was funded by deposit growth, investment maturities and borrowings. The proceeds from a non-dilutive private placement of $15.0 million of trust preferred securities issued in June 2002 contributed to the increase in assets and are also being used to fund the Company's expansion.

Loans. Net loans totaled $428.2 million at September 30, 2002, an increase of 14.7%, from $373.2 million at December 31, 2001. The Company increased its allowance for loan losses to $5.5 million at September 30, 2002 representing 1.26% of total loans, from $4.3 million or 1.14% of total loans at December 31, 2001, in an effort to remain conservative and improve coverage. See "Lending Activities - Provision and Allowance for Loan Losses," below.

Total Investment Securities. Total investment securities were $25.0 million and $24.6 million at September 30, 2002 and December 2001, respectively, an increase of 1.6%. Management is using a portion of the proceeds of the trust preferred securities to purchase investments and is in the process of building the portfolio with laddered securities that reflect the Company's investment policy guidelines and collateral funding issues to help achieve the business plan of the Company.

Premises and Equipment. Premises and equipment, net of depreciation, were $16.6 million and $15.6 million at September 30, 2002 and December 31, 2001, respectively, an increase of 6.2%. The increase reflects the construction of new branch offices and related furniture and fixtures, offset by the sale of the North Whidbey branch property during first quarter 2002. The increase to premises and equipment is an indication of future expectations as the Company continues its strategy of expansion and market penetration. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities arise.

Deposits. Deposits grew 23.3% to $452.7 million at September 30, 2002 from $367.2 million at December 31, 2001. The Company's philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting the customers' financial needs and providing exceptional service. The Company attributes its successful deposit growth to its continuing efforts to meet these objectives through various deposit promotions, cross-sales efforts, financial planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market. Average noninterest-bearing deposits increased 13.0% to $56.1 million, at September 30, 2002 from September 30, 2001, while average interest-bearing deposits increased 24.5% to $379.8 million, compared to the like period a year ago. See " - Deposits," below.

Shareholders' Equity. The Company's shareholders' equity increased 9.7% to $38.4 million at September 30, 2002 from $35.0 million at December 31, 2001. The increase reflects earnings and proceeds from stock options exercised, offset by the payment of cash dividends and the decrease in unrealized gain on available-for-sale securities, net of tax, during the first nine months of 2002.

Consolidated  Average  Balance  Sheet and  Analysis of Net  Interest  Income and
Expense

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:


                                Three Months Ended September 30, 2002      Three Months Ended September 30, 2001
                                               Interest                                   Interest
                                 Average       earned/     Average           Average       earned/      Average
(Dollars in thousands)           balance         paid      yield (1)          balance        paid       yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans (2)                      $  426,048    $   8,591        8.07%       $  352,457    $   8,097        9.19%
Federal funds sold                 15,784           63        1.60%              177            2        4.52%
Interest-earning cash              12,019           51        1.70%              829            6        2.90%
Investments:
     Taxable                        6,987           95        5.44%            8,071          124        6.15%
     Non-taxable (3)               15,848          249        6.28%           16,747          262        6.26%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets           476,686        9,049        7.59%          378,281        8,491        8.98%
Noninterest-earning assets         32,564                                     31,328
                                -----------                                ------------
     Total assets              $  509,250                                 $  409,609
                                ===========                                ============

       Liabilities and
    Shareholders' equity
Deposits:
     Interest-bearing demand
      and money market         $  155,850    $     678        1.74%       $  117,099    $     691        2.36%
     Savings                       29,743          104        1.40%           26,576          129        1.94%
     CDs                          193,894        1,701        3.51%          161,048        2,234        5.55%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits         379,487        2,483        2.62%          304,723        3,054        4.01%
Federal funds purchased               --            --         --              9,529           88        3.69%
Trust preferred securities         15,000          211        5.63%              --            --         --
Borrowings and other
  interest-bearing liabilities     18,885          187        3.96%           10,268          103        4.01%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities      413,372        2,881        2.79%          324,520        3,245        4.00%
Noninterest-bearing deposits       56,087                                     49,638
Other noninterest-bearing
liabilities                         2,276                                      2,156
                                -----------                                ------------
Total liabilities                 471,735                                    376,314
Shareholders' equity               37,515                                     33,295
                                -----------                                ------------
     Total liabilities and
     shareholders' equity      $  509,250                                 $  409,609
                                ===========                                ============

Net interest income (3)                      $   6,168                                  $   5,246
                                              ===========                                ============
Net interest spread (1)                                       4.80%                                      4.98%
                                                           ===========                                ============
Net interest margin (1)                                       5.18%                                      5.55%
                                                           ===========                                ============
(1)  Annualized
(2) Includes loan fees of $231 and $165 for the three months ended September 30, 2002 and 2001, respectively.
(3) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $63 and $66 for the three months ended September 30, 2002 and 2001, respectively.


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

Net Income. Net income for the third quarter of 2002 increased 13.6% to $1.3 million, or $0.28 per diluted share, from $1.2 million, or $0.25 per diluted share, for the third quarter of 2001. Net income for the nine months ended September 30, 2002 increased 36.2% to $4.1 million, or $0.87 per diluted share, from $3.0 million, or $0.65 per diluted share, for the nine months ended September 30, 2001. The improvement was primarily due to increased net interest income.

Net Interest Income. Net interest income for the third quarter of 2002 increased 17.9% to $6.1 million from $5.2 million for the third quarter of 2001. For the first nine months of 2002, net interest income increased 30.2% to $18.1 million from $13.9 million for the like period in 2001. The increase in net interest income is largely due to the consistent growth rate, repricing, and changing maturities of both our loan portfolio and our deposits.

Average interest-earning assets for the third quarter increased to $476.7 million at September 30, 2002, compared to $378.3 million at September 30, 2001, a growth of 26.0%, while the average yield on interest-earning assets decreased to 7.59% compared to 8.98% in third quarter of the prior year. The average yield on loans decreased to 8.07% for the quarter ended September 30, 2002 from 9.19% for the quarter ended September 30, 2001.

The average cost of interest-bearing liabilities decreased in the third quarter of 2002 to 2.79% from 4.00% for the quarter ended September 30, 2001 due to the lower deposit costs. This resulting decrease was realized even though the Company had a higher cost on borrowings, mostly due to the trust preferred interest costs. Average interest-bearing liabilities for the quarter increased to $413.4 million at September 30, 2002 compared to $324.5 million at September 30, 2001, a growth of 27.4%.

During the third quarter of 2002, asset yields decreased more than liability costs resulting in a lower net interest spread compared to the third quarter of 2001. The net interest spread was 4.80% for the quarter ended September 30, 2002 compared to 4.98% for the quarter ended September 30, 2001.

Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.18% in the third quarter of 2002 from 5.55% in the third quarter of 2001. Interest-earning assets increased 26.0% in comparison to the net interest income (on a fully taxable-equivalent basis) increase of 17.6%. The lower net interest margin for third quarter 2002 was due in part to the greater-than-anticipated deposit growth invested in lower-yielding, short-term, overnight funds.

Noninterest Income. Noninterest income decreased $58,000, or 5.8%, in the third quarter of 2002 compared to the like period last year. The majority of this decrease is due to profits from WIB Financial Services, Inc., the bank's investment services subsidiary, declining in the third quarter after being relatively strong in the first half of the year.

For the first nine months of 2002, noninterest income increased $236,000, or 8.3% compared to the like period a year ago. This increase was primarily due to the gain on sale of assets from the sale of the vacated North Whidbey branch property and strong annuity and mutual fund sales in the first quarter of 2002 and an increase in ATM income for the year.

Noninterest Expense. Noninterest expense increased $748,000, or 20.4%, in the third quarter of 2002. Employee compensation, a major component of noninterest expense, increased 24.5% for the quarter compared with the like period in 2001. For the first nine months of 2002, noninterest expense rose to $12.4 million from $10.6 million one year ago, a 17.1% increase. Year to date, employee compensation expense increased 19.4%. These increases were mainly due to additional costs for salaries and employee benefits, reflecting the growth of the Company. As expected, with the addition of new offices, the efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) rose slightly to 62.71% for the third quarter 2002 compared to 59.40% for the like period in 2001. For the first nine months of 2002 and 2001, the efficiency ratio improved to 58.62% from 63.30%.

Income Taxes. For the third quarters of 2002 and 2001, the Company recorded income tax provisions of $720,000 and $593,000, respectively. For the first nine months of 2002 and 2001, the Company recorded income tax provisions of $2.2 million and $1.3 million, respectively. The overall year-to-date effective tax rate was approximately 34% and 30%, respectively, at September 30, 2002 and 2001. The higher tax rate is in anticipation of the Company's increased tax base due to the decrease in tax-exempt interest income as a percentage of income.


Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:


                                             September 30, 2002                  December 31, 2001
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $     103,045          23.8%        $    109,867           29.1%
Real estate mortgages:
  One-to-four family residential             42,638           9.8%              42,850           11.4%
  Five-or-more family
    residential and commercial               92,944          21.5%              65,782           17.4%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgages            135,582          31.3%             108,632           28.8%

Real estate construction                     34,879           8.0%              26,917            7.1%
Consumer                                    160,069          36.9%             132,067           35.0%
                                       ---------------  --------------     -------------------------------
  Subtotal                                  433,575         100.0%             377,483          100.0%
                                                        ==============                      ==============
Less: allowance for loans losses             (5,467)                            (4,308)
Deferred loan fees, net                         118                                 23
                                       ---------------                     ---------------
Loans, net                            $     428,226                       $    373,198
                                       ===============                     ===============

During the nine months ended September 30, 2002, net loans increased 14.7% from year-end 2001. Total commercial loans decreased 6.2%, while real estate mortgage, real estate construction and consumer loans increased 24.8%, 29.6% and 21.2%, respectively, at September 30, 2002 from year-end 2001. At September 30, 2002, indirect dealer loans were $95.5 million, or 59.7% of the consumer loan portfolio, as compared to $73.0 million, or 55.3%, at December 31, 2001. The commercial loan decrease reflects some weakening in the local economy. However, other loan growth has been driven by the favorable interest rate environment.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming assets ("NPAs") at the dates indicated:


    (Dollars in thousands)                                          September 30, 2002        December 31, 2001
                                                                   ----------------------   ----------------------
    Nonaccrual loans                                             $         4,103          $         2,094
    Restructured loans                                                --                       --
                                                                   ----------------------   ----------------------
         Total nonperforming loans                                         4,103                    2,094
    Real estate owned                                                        449                      473
                                                                   ----------------------   ----------------------
         Total nonperforming assets                              $         4,552          $         2,567
                                                                   ======================   ======================

    Accruing loans past due >= 90 days                                  $     50                 $    --
    Allowance for loan losses                                              5,467                    4,308

    Ratio of nonperforming loans to loans                                  0.95%                    0.55%
    Ratio of allowance for loan losses to loans                            1.26%                    1.14%
    Ratio of allowance for loan losses to nonperforming loans            133.24%                  205.73%
    Ratio of nonperforming assets to total assets                          0.87%                    0.59%


Nonperforming loans increased to $4.1 million, or 0.95% of total loans, at September 30, 2002 from $2.1 million, or 0.55% of total loans, at December 31, 2001. One credit, which has been significantly impacted by the downturn in the telecommunications industry, accounts for $1.2 million, or 60.0% of this increase. The remainder of the increase in nonperforming loans comes primarily from the commercial loan sector, reflecting some weakening in the local economy and some softening in the commercial real estate arena, although the Company's market is removed from the high level of commercial real estate vacancies that have impacted the Seattle metropolitan area. The current allowance for loan losses of $5.5 million represents 133.24% of nonperforming loans at September 30, 2002, as compared to 205.73% of nonperforming loans at December 31, 2001. The allowance for loan losses is 1.26% of total loans at September 30, 2002 as compared to 1.14% of total loans at December 31, 2001.

In general, delinquencies remain low and underwriting standards continue to be strengthened to mitigate risk associated with the potential softening of the economy. NPAs continue to be comparable to state and national FDIC peer group averages and management remains confident in the Company's asset quality.


Provision and Allowance for Loan Losses. The Company recorded a $589,000 provision for loan losses for the third quarter of 2002, compared with $755,000 for the like period a year ago. The allowance for loan losses ratios remained adequate in all categories. Management determined that these additions were warranted in anticipation of potential additional economic softening. The Company had $691,000 in net loan charge-offs, representing 0.16% of average loans during the third quarter of 2002, compared to $423,000, or 0.12%, in the third quarter of 2001.

For the nine months ended September 30, 2002, the Company recorded a $2.5 million provision for loan losses, compared with $1.8 million for the like period a year ago. The Company recorded $1.3 million in net loan charge-offs, representing 0.32% of average loans during the first nine months of 2002, compared to $753,000 in net loan charge-offs, or 0.23% of average loans for the like period in 2001. The increase in charge-offs is attributed to more aggressive write-downs on consumer delinquencies, overall growth of the loan portfolio, increased charge-offs on certain loans in the construction trades and a softening economy. Net loan charge-offs attributed to indirect dealer loans were $574,000, representing 0.68% of average indirect dealer loans during the first nine months of 2002, compared to $197,000, or 0.34% of average indirect dealer loans for the like period in 2001. Management has tightened consumer lending standards over the last year and established additional guidelines and limits on lending to certain industries in order to mitigate risk.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. This includes a review of problem loans, general business and economic conditions, seasoning of the loan portfolio, bank regulatory examination results and findings of internal and external credit examiners, loss experience and an overall evaluation of the quality of the underlying collateral. Management's assessment of the allowance for loan losses is done formally on a quarterly basis and is reviewed continually throughout each quarter with increases to the allowance for loan losses made as deemed necessary.

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:


(Dollars in thousands)                           Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                              2002               2001                2002               2001
                                          --------------     --------------      --------------    ---------------
Balance at beginning of period          $     5,569        $     3,394         $     4,308       $     2,664
Charge-offs:
     Commercial                                (234)              (145)               (508)             (249)
     Real estate                                (33)               (72)                (43)             (117)
     Consumer                                  (474)              (275)               (932)             (563)
                                          --------------     --------------      --------------    ---------------
              Total charge-offs                (741)              (492)             (1,483)             (929)

Recoveries:
     Commercial                                   1                  4                  10                70
     Real estate                                 --                  6                  --                 6
     Consumer                                    49                 59                 165               100
                                          --------------     --------------      --------------    ---------------
              Total recoveries                   50                 69                 175               176
Net charge-offs                                (691)              (423)             (1,308)             (753)
Provision for loan losses                       589                755               2,467             1,815
                                          --------------     --------------      --------------    ---------------
Balance at end of period                $     5,467        $     3,726         $     5,467       $     3,726
                                          ==============     ==============      ==============    ===============

While management believes that it uses the best information available to determine the allowance for loan losses, potential continuation of the economic downturn and unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio, coupled with credit weakness that could occur as a result of a continuing slowdown in the local economy may require increases in the provisions to the allowance for loan losses during the remainder of 2002.


Deposits

The Company provides a range of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit ("CDs"). These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relationships to attract core deposits in noninterest-bearing transactional accounts and thus reduce its costs of funds.

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits at the dates indicated:


                                                           Three Months Ended September 30,
                                                  ----------------------------------------------------
                                                            2002                      2001
                                                  ------------------------- --------------------------
(Dollars in thousands)                              Average     Average       Average      Average
                                                    balance       rate        balance       rate
                                                  ------------------------- --------------------------
Interest-bearing demand and
   money market deposits                         $    155,850     1.74%    $   117,099      2.36%
Savings deposits                                       29,743     1.40%         26,576      1.94%
CDs                                                   193,894     3.51%        161,048      5.55%
                                                  ------------------------- --------------------------
     Total interest-bearing deposits                  379,487     2.62%        304,723      4.01%
Demand and other
   noninterest-bearing deposits                        56,087                   49,638
                                                  -------------             -------------
     Total average deposits                      $    435,574              $   354,361
                                                  =============             =============


Liquidity and Sources of Funds

Sources of Funds. The Company's sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to make loans and to support continuing operations. The Bank relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank ("FHLB") and correspondent bank lines of credit, which the Company may use to supplement funding sources.

The Company's strategy includes maintaining a "well-capitalized" status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management evaluated potential capital-raising alternatives such as trust preferred securities, issuance of common stock, and other sources. Management determined that issuing trust preferred securities would be in the best interest of the Company and on June 27, 2002, the Trust issued $15.0 million of trust preferred securities. Trust preferred securities are held as debt for tax purposes, while the proceeds of the offering count as Tier I capital without increasing the shareholder base, and therefore not diluting earnings per share.

Deposits. Total deposits increased 23.3%, to $452.7 million, at September 30, 2002 from $367.2 million at December 31, 2001. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company's deposits are expected to fluctuate according to the level of the Company's deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At September 30, 2002, the Company had $196.8 million in CDs of which approximately $161.1 million, or 81.9%, are scheduled to mature within one year, as compared to $161.7 million in CDs of which approximately $150.9 million, or 93.4% at December 31, 2001. Uncertain market and economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. However, based on prior experience, the Company anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. At September 30, 2002 the Company had a $78.8 million line of credit with the FHLB, of which $17.5 million was advanced, and lines of credit with financial institutions in the amount of $14.0 million, with no advances on these lines of credit as of that date. At December 31, 2001 the Company had a $65.5 million line of credit with the FHLB, of which $32.5 million was advanced, and lines of credit with financial institutions in the amount of $13.0 million, with no advances on these lines of credit as of that date.

The Company has $15.0 million of trust preferred obligations at a quarterly adjusted floating rate based on the 3-month LIBOR plus 3.65% with a 30-year maturity, and an option to redeem at par anytime after the fifth year. At September 30, 2002 the rate on the Company's trust preferred obligations was 5.51%.


Investments. The Company's total portfolio of investment securities increased 1.6% to $25.0 million at September 30, 2002 from $24.6 million at December 31, 2001. The investment portfolio consists of government agency securities, municipal securities, mortgage backed securities, FHLB stock, and corporate obligations. No investment exceeds 10% of the Company's shareholders' equity. The following table summarizes the amortized cost, market value and recorded value of securities in the Company's portfolio by contractual maturity groups:


                                                       September 30, 2002
                                     --------------------------------------------------------
 (Dollars in thousands)               Amortized cost      Market value         Recorded value
                                      ----------------   -----------------  -----------------
 Amounts maturing:
 Within one year                     $       6,108      $       6,162      $       6,138
 One to five years                           9,637             10,139              9,670
 Six to ten years                            7,583              8,016              7,577
 Over ten years                              1,576              1,596              1,588
                                      ----------------   -----------------  -----------------
        Total                        $      24,904      $      25,913      $      24,973
                                      ================   =================  =================

At September 30, 2002, the Company's investment portfolio consisted of $16.8 million, or 67.22% in held-to-maturity investments at carrying value, as compared to $18.4, or 74.88%, at December 31, 2001, and $8.2 million, or 32.78%, in available-for-sale securities at carrying value, as compared to $6.2 million, or 25.12%, at December 31, 2001. For liquidity purposes, the Company's future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at carrying value.


Capital and Capital Ratios

The Company's shareholders' equity increased 9.7% to $38.4 million at September 30, 2002 from $35.0 million at December 31, 2001. This increase is due to net income of $4.1 million and $67,000 in proceeds from the exercise of stock options, offset by the payment of cash dividends of $792,000 and a decrease in unrealized gain on available-for-sale securities of $26,000, net of tax, during the nine months ended September 30, 2002. Total assets increased to $525.8 million at September 30, 2002 from $437.7 million at December 31, 2001, an increase of 20.1%. The ratio of shareholders' equity to total assets was 7.3% at September 30, 2002, as compared to 8.0% at December 31, 2001.

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

The FDIC established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as "well capitalized" at September 30, 2002:


                                          FDIC Requirements                        Company Ratios
                                   --------------------------------    ----------------------------------------
                                   Adequately-          Well-         September 30,          December 31,
                                   capitalized        capitalized          2002                  2001
                                  --------------     -------------    ---------------      -----------------
Total risk-based capital ratio           8%               10%             12.45%                  9.64%
Tier 1 risk-based capital ratio          4%                6%             11.27%                  8.57%
Leverage ratio                           4%                5%             10.32%                  8.03%


There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, or otherwise.


Capital Expenditures and Commitments.

The Company had no material capital expenditures or commitments for the quarter ended September 30, 2002.


Significant Accounting Policies

See "Notes to Condensed Consolidated Financial Statements."


2002 Anticipated Financial Performance

In February 2002, the Company announced targets for 2002 including 20% to 25% earnings growth, 15% to 20% loan growth, 10% to 15% deposit growth, ROE of at least 13%, and an efficiency ratio in the low sixties. The Company believes that these goals can be attained through continuing its basic banking strategy of building core deposits and building a conservative loan portfolio. The Company is on track to meet its 2002 performance goals however it anticipates that earnings per share and earnings growth will likely come in at the lower end of the projected range. This reflects the expectations that the costs associated with expanding the branch system and increasing the allowance for loan losses may have on the Company's bottom line.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 2002, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2001. For additional information, refer to the Company's Form 10-K for the year ended December 31, 2001.

Item 4.  Controls and Procedures

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) within 90 days prior to the filing date of this quarterly report. Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls that could significantly affect its disclosure controls and procedures since the date of the evaluation.



                                     PART II


Item 2.  Changes in Securities

(a) On June 27, 2002, the Company issued a $15.0 million Floating Rate Junior Subordinated Debenture (the "Debenture") to Washington Banking Capital Trust I, a statutory business trust subsidiary. The Trust issued $15.0 million in Trust Preferred Securities to Bear Stearns Securities Corp. based upon this Debenture and a guarantee from the Company. The Trust Preferred Securities, due June 30, 2032, have a 30-year maturity and are callable by the Company after the fifth year. Interest is payable quarterly at a rate of 3.65% above the three-month LIBOR rate. The Company paid a placement fee of $450,000 plus certain expenses to SAMCO Capital Markets, which acted as placement agent for the offering of the Trust Preferred Securities. The issuance of the Debenture and the Trust Preferred Securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereunder. The proceeds of the Debenture will be used primarily to fund the Company's expansion.



Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1     Section 906 Certification of Chief Executive Officer
         99.2     Section 906 Certification of Chief Financial Officer

(b)      Reports on Form 8-K

         The Company did not file any current reports on Form 8-K during the third quarter of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           WASHINGTON BANKING COMPANY


Date: November 13, 2002                             By   /s/  Michal D. Cann
                                                         -------------------

                                                         Michal D. Cann
                                                          President and
                                                    Chief Executive Officer
                                                   Principal executive officer


Date: November 13, 2002                            By   /s/ Phyllis A. Hawkins
                                                        ----------------------

                                                       Phyllis A. Hawkins
                                                    Senior Vice President and
                                                    Chief Financial Officer
                                                    Principal financial and
                                                       accounting officer

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

         I, Michal D. Cann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Washington Banking Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure and controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                             By   /s/  Michal D. Cann
                                                         -------------------

                                                         Michal D. Cann
                                                          President and
                                                    Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

         I, Phyllis A. Hawkins, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Washington Banking Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) Designed such disclosure controls and procedures, or caused such disclosure and controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and

     c) Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                             By   /s/ Phyllis A. Hawkins
                                                         ----------------------

                                                        Phyllis A. Hawkins
                                                     Senior Vice President and
                                                      Chief Financial Officer