Form 10-K
period 2002-12-31
WASHINGTON BANKING CO
filed 2003-03-20
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  [ ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes[ ]  No [X]

The aggregate market value of Common Stock held by non-affiliates of registrant at June 28, 2002 was approximately $61,977,000.

The number of shares of registrant’s Common Stock outstanding at February 28, 2003 was 4,646,378.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement dated March 21, 2003	Part III

CROSS REFERENCE SHEET

Location in Definitive Proxy Statement

Items required by Form 10-K

Form 10-K		Definitive Proxy Statement

Part and
Item No.	Caption	Caption	Page

Part III
Item 10.	Directors and Executive Officers	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance	4,15
Item 11.	Executive Compensation	Executive Compensation	8
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	3
Item 13.	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	15

i

PART I

ii

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) greater than expected costs or difficulties related to the integration of acquisitions; (5) increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) Washington Banking Company’s ability to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

PART I

Item 1. Business

General

Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company with three wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group (“WFG”). Headquartered in Oak Harbor, Washington, the Company provides a full range of commercial banking services to small and medium sized businesses, professionals and other individuals through seventeen bank branch offices located in Island, Skagit, Whatcom and Snohomish counties in northwestern Washington.

The Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. WBCO also offers nondeposit investment products for sale through the Bank’s subsidiary, WIB Financial Services, Inc. The Company’s website address is www.wibank.com. Exchange Act reports are available free of charge from the Company’s website. The reports can also be obtained through the Securities and Exchange Commission’s (the “SEC”) EDGAR database at http://www.sec.gov. The contents of the Company’s Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

At December 31, 2002, WBCO had total assets of $535.4 million, total deposits of $463.0 million and shareholders’ equity of $39.4 million. A more thorough discussion of our financial performance appears in this section under the headings “Lending Activities,” “Summary of Loan Loss Experiences,” and “Deposits,” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 16 of this report.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

WFG, a wholesale mortgage real estate lending company, is a Washington State corporation formed in January 2003. The purpose of this subsidiary is to provide underwriting service to mortgage brokers and others for real estate mortgage loans. The loans are originated and sold in the name of the Bank. The Company expects WFG to conduct its wholesale business in Washington, Oregon and Idaho.

On June 23, 1998, WBCO sold 1,380,000 shares of its common stock in an initial public offering at a price of $12 per share resulting in net proceeds to the Company of $14.9 million.

The Company opened three bank branch offices during 2002. The Fairhaven office expanded the Company’s presence in Bellingham (Whatcom County) and the Stanwood and Smokey Point offices gave the Company its first locations in Snohomish County. With the addition of these offices, the Company now has locations in four counties. Construction of a building was recently completed for the relocation of the Camano Island branch. Management believes these locations will enhance customer service by providing easier branch access and more convenient availability of services to new and existing Bank customers.

Growth Strategy

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

Management believes that growing the infrastructure is an excellent way to build franchise value and increase business while managing up-front costs.

The Company’s geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom Counties, however, additional areas will be considered if they meet the Company’s criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.

Management’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that it offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management has heightened its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense. To deliver its products more effectively and efficiently, the Company’s market strategy is to locate offices in its targeted growth areas, supported by “satellite” units, i.e. LPOs, mini branches, grocery or retail store branches and/or automated teller machines (“ATMs”) where appropriate.

Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for a period of time after opening and management expects that earnings may be negatively affected. However, management’s assessment is that the Fairhaven, Stanwood and Smokey Point offices have made satisfactory progress since their openings and are expected to become profitable in 2004.

Market Areas

The Company’s primary market area currently consists of Island, Skagit, Snohomish and Whatcom Counties. Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.

Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated contribute significantly to the county’s economy. Agriculture, forestry and construction are also substantial contributors to the livelihood of Island County. Due to its natural beauty, the county attracts tourism and has a number of retirement communities.

Skagit County’s economy is currently comprised of agriculture, fishing, wood products, tourism, international trade and specialized manufacturing. With its accessible ports and refineries, Skagit County is the center of the state’s petroleum industry.

Whatcom County, which borders Canada, experienced a 30% increase in population and saw considerable economic diversification during the 1990s. It is the home of Western Washington University, one of Washington’s largest four-year academic centers, and has an economy with a prominent manufacturing base, as well as a significant academic-research and vocational-technical base. The United States Customs Service and municipal, county and state governments give Whatcom County an additional employment base.

Snohomish County also experienced a 30% increase in population during the past decade. Employment growth peaked in 1998, just prior to a period of job reductions in the manufacturing sector. Job growth in other sectors (retail trade, services, construction and government) during the same timeframe helped to offset the effects of the manufacturing job losses on the county’s economy.

While Washington State’s economy, and particularly that of the Puget Sound region, experienced strong growth during the 1990’s, those economies slowed during recent years as the commercial airline and aerospace industries began to contract in the Puget Sound region. During 2002, the Company’s market area continued to feel the effects of the country’s overall economic slowdown, which appeared to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The recent military build-up is expected to have a positive economic impact on the region due to the large military bases located in the area, but timing of an economic recovery for Washington State is uncertain.

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

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	54	President and Chief Executive Officer	1992
Phyllis A. Hawkins	54	Senior Vice President and Chief Financial Officer	1995

Michal D. Cann. Mr. Cann, 54, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank, and President of WIB Financial Services, Inc. since 1993. Mr. Cann has been a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

Phyllis A. Hawkins. Ms. Hawkins, 54, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to becoming the Senior Vice President and Chief Financial Officer in 1996, Ms. Hawkins served as Senior Vice President and Cashier. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins chairs the Bank’s Asset/ Liability Management Committee and the Risk Management Committee.

Employees

The Company had 260 full time equivalent employees at February 28, 2003. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

The Company’s principal subsidiary, Whidbey Island Bank, provides services through seventeen bank branches in Island, Skagit, Whatcom and Snohomish counties located in northwestern Washington. The Bank has an established management team consisting of six senior executives, in addition to the President, who are fully involved and responsible for the day-to-day business of the Bank. In January 2003, the Senior Vice President and Branch Administration Manager was promoted to Executive Vice President of the Bank. The newly promoted EVP, with extensive background in banking and international finance, as well as being a former president of a Washington bank, has taken on a more active role on the senior management team.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Federal Reserve Board (“FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions–Division of Banks (“Division”). The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits and in that capacity also regulates the Bank.

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

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized,” followed by “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. As of December 31, 2002, the Company and the Bank met the criteria for being “well-capitalized.”

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

USA Patriot Act of 2001. Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The USA Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. While management believes that the USA Patriot Act may affect recordkeeping and reporting expenses to some degree, it does not believe that it will have a material adverse effect on the Company’s business and operations.

Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) implementing legislative reforms intended to address corporate and accounting fraud. The Act, which applies to any issuer that has securities registered, or that is required to file reports, under the Exchange Act, provides significant revisions to the U.S. securities laws. Among other things, the Act and the accompanying regulation include the following:

Certification and Accountability. The Act requires chief executive officers and chief financial officers or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement.

Criminal Penalty Enhancement. Longer prison terms will also be applied to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Act be deposited to a fund for the benefit of harmed investors.

Enhanced Financial Disclosures and Reporting Requirements. The legislation accelerates the time frame for disclosures by public companies and insiders, as they must more promptly disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership of company’s securities within two business days of the change.

Audit Committee Independence Requirements. The Company anticipates that the SEC will adopt the proposed rules regarding audit committee independence as final rules on, or around, April 26, 2003. The final rules will direct all national securities exchanges and national securities associations, including NYSE and Nasdaq, to prohibit the listing of any security of an issuer that is not in compliance with the audit committee requirements set out in the proposed rules. The Company anticipates being in compliance with the rules when they become final and at such time as the final rules are applicable to the Company.

Financial Expert. The Act also requires issuers to disclose whether at least one member of the audit committee is a “financial expert” (as such term will be defined by the SEC) and if not, why not. The Company is not required to disclose whether at least one member of its audit committee is a “financial expert” in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

Code of Ethics. The Act also requires issuers to disclose whether they have adopted a code of ethics for their senior financial officers, and if not, the reason therefore, as well as any changes to, or waiver of, any provision of, that code of ethics. The Company is not required to disclose whether it has a code of ethics in place for its senior financial officers in this report; however, the Company will be required to make such a disclosure in its next annual report for fiscal year ending 2003.

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

Lending Activities

Credit Risk Management. The extension of credit in the form of loans or other credit substitutes to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management. The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. The Company also manages credit risk through diversification of the loan portfolio by type of loan, type of industry, type of borrower and by limiting the aggregation of debt to a single borrower.

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating and analyzes their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. Included in the consumer loan category are indirect dealer loans that may inherently carry more risk compared to other consumer loans. Management has taken steps to neutralize those possible risks with: experienced management; strict policies, parameters and procedures; and an established conservative loan grading system. The division manager is a former auto dealer with many years experience in the auto industry. The dealers utilized are within the Company’s footprint and are known personally by indirect dealer division management. The graded loan mix is monitored to achieve an average loan portfolio quality rating in the “B” to “B+” range, with “A” being the highest rating category. In contrast, the monitoring process for the commercial business, real estate construction and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan, and performance is judged on a loan by loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether an impairment of a loan as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” warrants specific reserves or a write-down of the loan.

Loan Portfolio Composition. The Company provides a broad array of loan products to small- and medium-sized businesses and to individuals. The Company’s loan portfolio composition was comprised of commercial, real estate and consumer loans, at 21.0%, 41.6% and 37.4%, respectively, of the loan portfolio at December 31, 2002. Company management believes this gives the portfolio a good spread of risk and balance. Management continues to seek an equally balanced portfolio although the ever-changing market and economic conditions may warrant a different mix. Seasonal trends, geographic expansion and increased average loan size have resulted in solid loan growth and a diversified portfolio not heavily concentrated in any one industry or in any one community. As of December 31, 2002, there were no borrowing relationships that equaled or exceeded 10% of the Bank’s total loans.

The following table sets forth the Company’s loan portfolio composition by type of loan:

	December 31

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$91,816	21.0%	$109,867	29.1%	$105,410	34.8%	$90,014	40.5%	$65,564	43.8%
Real estate mortgages:
One-to-four family residential	46,806	10.7%	42,850	11.4%	31,766	10.5%	24,822	11.2%	17,052	11.4%
Five-or-more family residential and commercial	94,404	21.7%	65,782	17.4%	39,300	13.0%	29,527	13.2%	12,146	8.1%

Total real estate mortgages	141,210	32.4%	108,632	28.8%	71,066	23.5%	54,349	24.4%	29,198	19.5%
Real estate construction	40,112	9.2%	26,917	7.1%	28,036	9.3%	14,300	6.4%	14,139	9.5%
Consumer	163,368	37.4%	132,067	35.0%	98,172	32.4%	63,757	28.7%	40,750	27.2%

Subtotal	436,506	100.0%	377,483	100.0%	302,684	100.0%	222,420	100.0%	149,651	100.0%

Less: allowance for loan losses	(5,514)		(4,308)		(2,664)		(2,182)		(1,745)
Deferred loan fees, net	197		23		(22)		(16)		(34)

Loans, net	$431,189		$373,198		$299,998		$220,222		$147,872

Commercial Loans. Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment. Lending decisions are based on an evaluation of the financial strength, management and credit history of the borrower, and the quality of the collateral securing the loan. With few exceptions, the Company requires personal guarantees and secondary sources of repayment.

Beginning in 1997, when the Company hired a lending officer with substantial experience with dealer inventory financing and indirect vehicle lending, the Company increased the origination of commercial loans to automobile dealers to finance their inventories. At December 31, 2002, the Company had outstanding $0.5 million, or 0.5% of its commercial loan portfolio, in dealer inventory loans to dealers of used automobiles. Generally, these loans are personally guaranteed by the owner of the dealership. Such loans are often riskier than other types of commercial loans and involve a higher degree of monitoring.

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

Residential Mortgages. The Company’s portfolio of residential mortgage loans is secured by properties located within the Company’s market area. In 1997, the Company hired an experienced mortgage lender and expanded the origination of residential loans for the account of third parties. Loans originated for the account of third parties are either closed in the name of the third party or closed in the Company’s name and immediately sold to a third party investor. The Company receives a fee for each such loan originated. During the year ended December 31, 2002, the Company’s total gross loan originations of residential loans for the account of third parties were $14.8 million, compared with $9.7 million and $17.5 million, respectively, for the years ended December 31, 2001 and 2000. During the years ended December 31, 2002, 2001 and 2000 the Company originated and funded $102.7 million, $87.9 million and $16.2 million, respectively, in loans that were sold in the secondary market. The Company anticipates that it will expand its origination of residential loans for the account of third parties. The Company retains no servicing rights to these mortgages. The Company is qualified to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company plans to originate conforming residential mortgage loans for direct sale, servicing released, to Freddie Mac. The Company provides customers access to long-term conventional real estate loans through its mortgage loan department that makes Federal National Mortgage Association (“Fannie Mae”) conforming loans for the account of third parties.

To minimize interest rate risk and maximize the yield, hedging practices are often used in the real estate mortgage industry. Although WBCO has not used hedging practices in the past, the Company is in the process of developing policies and guidelines that will allow the use of this risk management tool when judged appropriate by management.

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

Construction Loans. The Company originates one-to-four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $10.2 million, or 25.5% of the total construction loan portfolio at December 31, 2002, compared to $5.1 million, or 19.0% and $6.3 million, or 22.5% at December 31, 2001 and 2000, respectively. The average loan size was approximately $208,000 in 2002 compared to $207,000 in 2001 and $137,000 in 2000. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to builders who have demonstrated a favorable record of performance and profitable operations and who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company’s policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

Consumer Loans. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer loans increased $31.3 million to $163.4 million at December 31, 2002, an increase of 23.7%, representing 37.4% and 35.0% of the total loan portfolio at December 31, 2002 and 2001, respectively.

Indirect Vehicle Loans. The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. At December 31, 2002, $94.2 million, or 57.6%, of the Company’s consumer loan portfolio consisted of indirect vehicle loans compared to $73.0 million, or 55.3% in 2001 and $48.3 million, or 49.2% in 2000. Indirect vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

Credit Cards. The Company offers VISA credit cards to its customers. At December 31, 2002, 2001 and 2000, $1.9 million, $1.9 million and $1.9 million of credit card balances were outstanding, respectively. These balances represented 1.2%, 1.5% and 2.0% of the Company’s consumer loan portfolio, and 0.4%, 0.5% and 0.6% of its total portfolio for those periods, respectively. At December 31, 2002, approximately $43,000 or 2.2% of outstanding credit card balances were past due, as compared to $40,000 or 2.1% at December 31, 2001 and $31,000 or 1.6% at December 31, 2000.

SBA Loans. The Company also provides loans through the U.S. Small Business Administration (“SBA”), an independent agency of the federal government, which guarantees up to 85% of the loan amount. SBA loans are generally made to small- and medium-sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 2002, the Company had outstanding $3.9 million, or 0.9% of its loan portfolio, in SBA loans.

Foreign Loans. The Company is not involved with loans to foreign companies or in foreign countries.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth at December 31, 2002 (1) the aggregate maturities of commercial and real estate loans and (2) the aggregate amounts of variable and fixed rate commercial and real estate loans:

	Maturing

	Within 1 year	1–5 years	After 5 years	Total
(Dollars in thousands)
Commercial	$36,774	$28,370	$26,672	$91,816
Real estate construction:
One-to-four family residential	21,686	8,534	773	30,993
Five-or-more family residential and commercial	4,164	2,757	2,198	9,119

Total real estate construction	25,850	11,291	2,971	40,112

Total	$62,624	$39,661	$29,643	$131,928

Fixed-rate loans	$17,403	$18,646	$3,732	$39,781
Variable-rate loans	45,221	21,015	25,911	92,147

Total	$62,624	$39,661	$29,643	$131,928

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

Nonperforming Assets. The following table sets forth information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans) and total nonperforming assets:

	December 31

	2002	2001	2000	1999	1998
(Dollars in thousands)
Nonaccrual loans	$3,222	$2,094	$1,152	$920	$639
Restructured loans	—	—	77	52	208

Total nonperforming loans	3,222	2,094	1,229	972	847
Real estate owned	592	473	124	170	—

Total nonperforming assets	$3,814	$2,567	$1,353	$1,142	$847

Accruing loans past due ≥ 90 days	$—	$—	$—	$—	$32
Allowance for loan losses	5,514	4,308	2,664	2,182	1,745
Interest foregone on nonaccrual loans	173	134	193	94	60

Nonperforming loans to loans	0.74%	0.55%	0.41%	0.44%	0.57%
Allowance for loan losses to loans	1.26%	1.14%	0.88%	0.98%	1.17%
Allowance for loan losses to nonperforming loans	171.14%	205.73%	216.76%	224.49%	206.02%
Nonperforming assets to total assets	0.71%	0.59%	0.37%	0.40%	0.38%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. When a loan is placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which there are serious doubts as to the borrower’s ability to comply with present repayment terms and, therefore, will likely be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.

Nonaccrual loans and other nonperforming assets are centered in a small number of lending relationships which management considers adequately reserved. Generally, these relationships are well collateralized though loss of principal on certain of these loans will remain in question until the loans are paid or collateral is liquidated. Substantially, the nonperforming loans are to borrowers within the state of Washington.

Real estate owned consists of properties owned by the Bank through foreclosure or other legal action and is shown at fair market value after any potential liquidation expense. Management considers the amount currently held to be consistent with the growth in the loan portfolio and that the properties are readily marketable.

Potential problem loans at December 31, 2002 amounted to approximately $191,000. These are defined as loans and commitments not included in any of the two basic nonperforming loan categories discussed above or 90 days past due and still accruing interest, but which management, through normal internal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms.

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

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio, coupled with credit weakness that could occur as a result of a slowdown in the local economy may require continued increases in the provisions to the allowance for loan losses during the year 2003.

Allocation of Loan Loss Allowance. The following table shows the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	December 31

	2002		2001		2000		1999		1998

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$842	21.0%	$958	29.1%	$751	34.8%	$704	40.5%	$595	43.8%
Real estate mortgage	1,297	32.4%	889	28.8%	448	23.5%	372	24.4%	174	19.5%
Real estate construction	450	9.2%	374	7.1%	266	9.3%	132	6.4%	168	9.5%
Consumer	2,209	37.4%	1,693	35.0%	997	32.4%	715	28.7%	379	27.2%
Unallocated	716	N/A	394	N/A	202	N/A	259	N/A	429	N/A

Total	$5,514	100.0%	$4,308	100.0%	$2,664	100.0%	$2,182	100.0%	$1,745	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth information regarding changes in the Company’s allowance for loan losses:

	Years Ended December 31

	2002	2001	2000	1999	1998
(Dollars in thousands)
Balance at beginning of period	$4,308	$2,664	$2,182	$1,745	$1,296
Charge-offs:
Commercial	(1,689)	(357)	(659)	(328)	(182)
Real estate	(67)	(196)	(16)	(6)	—
Consumer	(1,286)	(854)	(469)	(277)	(131)

Total charge-offs	(3,042)	(1,407)	(1,144)	(611)	(313)
Recoveries:
Commercial	103	119	5	8	2
Real estate	—	6	—	—	—
Consumer	279	146	95	20	25

Total recoveries	382	271	100	28	27

Net charge-offs	(2,660)	(1,136)	(1,044)	(583)	(286)
Provision for loan losses	3,866	2,780	1,526	1,020	735

Balance at end of period	$5,514	$4,308	$2,664	$2,182	$1,745

Net charge-off to average loans	0.64%	0.33%	0.40%	0.32%	0.22%

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Years Ended December 31

	2002		2001		2000

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$149,227	1.61%	$112,938	2.62%	$87,411	3.42%
Savings deposits	29,264	1.35%	25,868	2.07%	24,944	2.69%
CDs	184,919	3.62%	162,834	5.72%	122,903	6.02%

Total interest-bearing deposits	363,410	2.61%	301,640	4.24%	235,258	4.70%
Demand and other noninterest-bearing deposits	54,645		46,110		39,480

Total average deposits	$418,055		$347,750		$274,738

The following table sets forth the amounts and maturities of CDs with balances of $100,000 or more at December 31, 2002:

December 31, 2002
(Dollars in thousands)
Remaining maturity:
Less than three months	$32,296
Three to six months	17,940
Six to twelve months	14,908
Over twelve months	19,743

Total	$84,887

Item 2. Properties

The Company currently has administrative facilities, operations facilities, full-service branches and supermarket branches.

The following table sets forth the status of the Company’s properties at December 31, 2002:

Location	Facility Type	Land	Building

Anacortes branch	Full service	Owned	Owned
Bakerview branch	Full service	Owned	Owned
Bellingham branch	Full service	Owned	Owned
Burlington branch	Full service	Owned	Owned
Burlington Financial Center	Operations	N/A	Leased
Camano branch	Full service	Owned	Owned
Camano Plaza branch	Supermarket	N/A	Leased
Clinton branch	Full service	Owned	Owned
College Way branch	Supermarket	N/A	Leased
Coupeville branch	Full service	Owned	Owned
Fairhaven branch	Full service	N/A	Leased
Freeland branch	Full service	Owned	Owned
Langley branch	Full service	N/A	Leased
Midway branch	Full service	Owned	Owned
Oak Harbor branch and administration	Full service/Administrative	Leased	Owned
Oak Harbor operations	Operations	Owned	Owned
Sedro Woolley branch	Full service	Owned	Owned
Smokey Point branch	Full service	N/A	Leased
Stanwood branch	Full service	Owned	Owned
Whidbey City branch	Closed	N/A	Sublet

During the first quarter of 2003 the Company expects to enter into property leases for WFG production offices. It is likely the offices will be located in the state of Oregon.

Item 3. Legal Proceedings

The Company and its subsidiaries are, from time to time, defendants in, and are threatened with, various legal proceedings arising from regular business activities. Management believes that its liability for damages, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations, financial conditions or cash flows. The Company is not currently a party to any litigation, the adverse determination of which would be likely to have a material adverse effect upon its business operations or assets.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Stock and Related Stockholder Matters

The Company’s common stock is traded on the Nasdaq National Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of February 28, 2003, the Company’s common stock was held of record by approximately 312 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the annual dividends paid by the Company to its shareholders on a per share basis during 2002 and 2001:

	2002			2001

	High	Low	Dividend	High	Low	Dividend

First quarter	$11.790	$8.410	$0.065	$8.040	$6.470	$0.060
Second quarter	15.140	11.200	0.065	8.130	6.680	0.060
Third quarter	14.520	10.280	0.065	9.630	7.520	0.060
Fourth quarter	13.500	10.880	0.065	8.850	7.420	0.060

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. For 1997 and prior years, cash dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid cash dividends on a quarterly basis. On October 24, 2002, the Company distributed a 10% stock dividend. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Item 6. Selected Financial Data

Consolidated Five-Year Statements of Operations and Selected Financial Data

The following table sets forth selected audited consolidated financial information and certain financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Part II, Item 8. and should be read in conjunction with the Company’s financial statements and the management discussion set forth in Part II, Item 7:

	Years Ended December 31
(Dollars in thousands, except per share amounts)
	2002	2001	2000	1999	1998

Operating data:
Total interest income	$35,211	$33,046	$27,203	$19,076	$15,236
Total interest expense	10,672	13,453	11,835	7,016	5,765

Net interest income	24,539	19,593	15,368	12,060	9,471
Provisions for loan losses	(3,866)	(2,780)	(1,526)	(1,020)	(735)

Net interest income after provision	20,673	16,813	13,842	11,040	8,736
Service charges on deposits	1,801	1,707	1,672	1,417	1,172
Other noninterest income	2,813	2,404	1,020	1,036	1,206

Total noninterest income	4,614	4,111	2,692	2,453	2,378
Noninterest expense	17,231	14,722	12,687	10,318	7,978

Income before income taxes	8,056	6,202	3,847	3,175	3,136
Provision for income taxes	(2,719)	(1,918)	(1,062)	(823)	(924)

Net income	$5,337	$4,284	$2,785	$2,352	$2,212

Average number of shares outstanding, basic	4,481,145	4,452,480	4,447,452	4,557,248	3,878,471
Average number of shares outstanding, diluted	4,731,706	4,663,177	4,659,395	4,825,911	4,146,168
Per share data:
Net income per share, basic	$1.19	$0.96	$0.63	$0.52	$0.57
Net income per share, diluted	1.13	0.92	0.60	0.49	0.53
Book value	8.68	7.84	7.10	6.67	6.44
Dividends	0.26	0.24	0.20	0.16	0.14

	Years Ended December 31
(Dollars in thousands, except per share amounts)
	2002	2001	2000	1999	1998

Balance sheet data:
Total assets	$535,412	$437,686	$361,645	$285,970	$220,493
Loans receivable, net of unearned fees	436,703	377,506	302,662	222,404	149,617
Allowance for loan losses	5,514	4,308	2,664	2,182	1,745
Real estate owned	592	473	124	170	—
Federal funds sold	23,000	2,500	750	4,300	4,100
Deposits	462,995	367,175	317,776	254,475	189,698
Shareholders’ equity	39,432	34,977	31,501	29,798	29,691
Selected performance ratios:
Return on average assets	1.09%	1.06%	0.87%	0.95%	1.16%
Return on average equity	14.41%	12.62%	9.09%	7.91%	10.31%
Net interest margin	5.43%	5.36%	5.34%	5.52%	5.56%
Net interest spread	5.07%	4.79%	4.58%	4.80%	4.75%
Non-interest expense to average assets	3.52%	3.66%	3.98%	4.18%	4.19%
Efficiency ratio	59.11%	62.11%	70.25%	71.09%	67.33%
Dividend payout ratio	23.01%	26.09%	33.33%	32.65%	26.42%
Asset quality ratios:
Nonperforming loans to period-end loans	0.74%	0.55%	0.41%	0.44%	0.57%
Allowance for loan losses to period-end loans	1.26%	1.14%	0.88%	0.98%	1.17%
Allowance for loan losses to nonperforming loans	171.14%	205.73%	216.76%	224.49%	206.02%
Nonperforming assets to total assets	0.71%	0.59%	0.37%	0.40%	0.38%
Net loan charge-offs to average loans outstanding	0.64%	0.33%	0.40%	0.32%	0.22%
Capital ratios:
Total risk-based capital	12.61%	9.64%	10.31%	12.67%	15.99%
Tier 1 risk-based capital	11.43%	8.57%	9.47%	11.73%	14.93%
Leverage ratio	10.07%	8.03%	8.54%	9.83%	11.67%
Equity to assets ratio	7.36%	7.99%	8.71%	10.42%	13.47%
Other data:
Number of banking offices	17	14	14	12	12
Number of full time equivalent employees	247	209	200	180	145

Summary of Quarterly Financial Information

See Part II, Item 8. Note 19 of “Notes to Consolidated Financial Statements.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

Overview

Washington Banking Company is a registered bank holding company with three wholly-owned direct subsidiaries: Whidbey Island Bank, Washington Banking Capital Trust I and Washington Funding Group. The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the FDIC, for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Company also offers nondeposit investment products, which are not FDIC insured, through the Bank’s subsidiary, WIB Financial Services, Inc.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities.

WFG, a wholesale mortgage real estate lending company, was formed in January 2003 for the purpose of providing underwriting services to mortgage brokers and others for real estate mortgage loans. The loans are originated and sold in the name of the Bank.

Headquartered in Oak Harbor, the Company’s primary market area is located in northwestern Washington State between Seattle and the Canadian border. During the 1990s, the region experienced strong population growth and economic diversification. While growth has slowed in recent years owing primarily to cutbacks in the aerospace industry, the economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence.

Financial Condition

Total Assets. Total assets increased to $535.4 million at December 31, 2002 from $437.7 million at December 31, 2001, an increase of 22.3%. This increase resulted primarily from growth in the loan portfolio, which was funded by deposit growth, investment maturities and borrowings.

Total Loans. Total loans were $436.7 million and $377.5 million at December 31, 2002, and 2001, respectively. Commercial loans declined to $91.8 million at December 31, 2002 from $109.9 million at December 31, 2001, while consumer loans increased to $163.4 million from $132.1 million during that same period. Commercial loans as a percentage of total loans decreased to 21.0% at December 31, 2002 from 29.1% at December 31, 2001 and consumer loans increased to 37.4% of total loans from 35.0% at those dates. At December 31, 2002, $94.2 million, or 57.6% of the Company’s consumer loan portfolio consisted of indirect vehicle loans compared to $73.0 million, or 55.3% in 2001. Real estate mortgages increased to 32.4% of total loans at December 31, 2002 from 28.8% at December 31, 2001, while real estate construction loans increased to 9.2% from 7.1% as of those dates, primarily due to the favorable real estate rate environment.

Loan growth contracted during the second half of the fiscal year 2002 due to the slower economy, tightened credit standards, changes in the credit administration process and increased competition. The Company has renewed its focus on community bank lending with improved customer responsiveness and streamlined lending processes. Management believes this will set the stage for increased loan production in 2003.

Total Investment Securities. Total investment securities were $26.3 million and $24.6 million at December 31, 2002 and 2001, respectively. Management is using a portion of the proceeds of the trust preferred securities to purchase investments and is in the process of building the portfolio with “laddered” (staggered maturities) securities that reflect the Company’s investment policy guidelines, collateral funding issues and help achieve the business plan of the Company. In 2002, excess funds were invested in loans to meet the loan demand rather than in long-term and generally low-yielding investments such as securities.

Premises and Equipment. Premises and equipment, net of depreciation, were $16.8 million and $15.6 million at December 31, 2002 and 2001, respectively. The increase reflects the construction of new branch offices and related furniture and fixtures, offset by the sale of the North Whidbey branch property and the Camano branch property during the first and fourth quarters of 2002, respectively. The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of expansion and market penetration. The Company may also expand by acquiring banks or branches if appropriate opportunities arise.

Deposit Accounts. Deposit accounts totaled $463.0 million and $367.2 million at December 31, 2002 and 2001, respectively. Management’s philosophy is to develop long-term customer relationships. During the fiscal years ended December 31, 2002, 2001 and 2000, average interest-earning assets were $456.7 million, $370.7 million and $292.9 million, respectively. During these same periods, the Company’s net interest margins were 5.43%, 5.36% and 5.34%, respectively. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting the customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to continuing deposit promotions, cross-sales efforts, financial planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market.

During 2002, there was a minimal shift in the deposit mix as the Company experienced an increase in average deposits of $70.3 million, or 20.2%, as compared to $73.0 million, or 26.6%, in 2001.

Average interest-bearing deposits increased $61.8 million, or 20.5%, in 2002 and $66.4 million, or 28.2%, in 2001. Average noninterest-bearing deposits increased $8.5 million, or 18.5%, and $6.6 million, or 16.8%, respectively, for the same periods.

The increase of average interest demand and money market deposits was $36.3 million, or 32.1%, and $25.5 million, or 29.2%, in 2002 and 2001, respectively. Average savings deposits increased $3.4 million, or 13.1%, in 2002 and $1.0 million, or 3.7%, in 2001.

Average CDs grew $22.1 million, or 13.6%, during 2002 as compared to $39.9 million, or 32.5%, in 2001. Generally, the majority of the Company’s CDs mature within twelve months. All deposit product averages increased during 2002 as management focused on attracting deposits and establishing customer relationships.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the dates indicated the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Years Ended December 31

	2002			2001			2000

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)	$416,155	$33,797	8.12%	$342,932	$31,642	9.23%	$261,236	$25,521	9.77%
Federal funds sold	9,508	139	1.46%	1,065	47	4.41%	911	55	6.04%
Interest-bearing cash	7,065	239	3.38%	1,219	49	4.02%	2,269	131	5.77%
Investments:
Taxable	8,097	291	3.59%	8,637	521	6.03%	11,439	693	6.06%
Non-taxable(2)	15,894	999	6.29%	16,831	1,055	6.27%	17,092	1,075	6.29%

Interest-earning assets	456,719	35,465	7.77%	370,684	33,314	8.99%	292,947	27,475	9.38%
Noninterest-earning assets	32,395			31,589			25,702

Total assets	$489,114			$402,273			$318,649

Liabilities and
Shareholders’ Equity
Deposits:
Interest demand and money market	$149,227	$2,405	1.61%	$112,938	$2,956	2.62%	$87,411	$2,988	3.42%
Savings	29,264	394	1.35%	25,868	536	2.07%	24,944	672	2.69%
CDs	184,919	6,692	3.62%	162,834	9,310	5.72%	122,903	7,401	6.02%

Interest-bearing deposits	363,410	9,491	2.61%	301,640	12,802	4.24%	235,258	11,061	4.70%
Fed funds purchased	4,384	91	2.08%	8,338	309	3.71%	6,336	421	6.64%
Trust preferred securities	7,924	424	5.35%	—	—	—	—	—	—
Other borrowings	19,618	666	3.39%	10,058	342	3.40%	5,222	353	6.76%

Interest-bearing liabilities	395,336	10,672	2.70%	320,036	13,453	4.20%	246,816	11,835	4.80%
Noninterest-bearing deposits	54,645			46,110			39,480
Other noninterest-bearing liabilities	2,084			2,192			1,704

Total liabilities	452,065			368,338			288,000
Shareholders’ equity	37,049			33,935			30,649

Total liabilities and shareholders’ equity	$489,114			$402,273			$318,649

Net interest income(2)		$24,793			$19,861			$15,640

Net interest spread			5.07%			4.79%			4.58%

Net interest margin(2)			5.43%			5.36%			5.34%

(1)	Of this amount, loan fees accounted for $995,000, $765,000 and $85,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $254,000, $268,000 and $272,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Shareholders’ Equity. Shareholders’ equity was $39.4 million and $35.0 million at December 31, 2002 and 2001, respectively. This increase reflects earnings of $5.3 million, $14,000 for stock option compensation and $218,000 proceeds from stock options exercised offset by cash dividends of $1.1 million and the decrease in unrealized gain on investment securities of $27,000, net of tax.

Results of Operations

Net Income. The Company reported net income of $5.3 million, $4.3 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Diluted net income per share was $1.13, $0.92 and $0.60 for 2002, 2001 and 2000, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and, to a lesser extent, increases in noninterest income partially offset by increases in noninterest expenses and an increase in the provision for loan losses.

Net Interest Income. The primary component of earnings for the Company is net interest income. Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities; spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities; and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of noninterest-bearing liabilities.

Net interest income for the years ended December 31, 2002, 2001 and 2000 was $24.5 million, $19.6 million and $15.4 million, respectively. The increase in fiscal year 2002 was $4.9 million, or 25.2%, and in 2001 was $4.2 million, or 27.5%. These increases primarily reflect an increase in average interest-earning assets, which grew $86.0 million, or 23.2%, in 2002 and $77.7 million, or 26.5%, in 2001. During these same periods, average interest-bearing liabilities increased $75.3 million, or 23.5%, and $73.2 million, or 29.7%, respectively.

The average yield on interest-earning assets was 7.77% for the year ended December 31, 2002 compared to 8.99% for the year ended December 31, 2001 and 9.38% for the year ended December 31, 2000. These changes are due primarily to fluctuating rates earned on loans and to a lesser degree the rates and volumes on other interest-earning assets. Average yield on loans decreased to 8.12% for the year ended December 31, 2002 from 9.23% for the year ended December 31, 2001. Average yield on loans was 9.77% for the year ended December 31, 2000.

The average yield on taxable investments decreased to 3.59% for the year ended December 31, 2002 compared to 6.03% and 6.06% for the years ended December 31, 2001 and December 31, 2000, respectively. The average fully tax-equivalent yield on non-taxable investments remained fairly flat at 6.29% for the year ended December 31, 2002, 6.27% for the year ended December 31, 2001 and 6.29% for the year ended December 31, 2000.

The average yield on interest-bearing liabilities was 2.70% for the year ended December 31, 2002 compared to 4.20% and 4.80% for the years ended December 31, 2001 and 2000, respectively. This decrease was primarily due to the decline in interest rates on all deposit types during 2002, and to a lesser degree, the decrease in the cost of other borrowed funds.

Net interest spread, which represents the difference between the yield on average interest-earning assets and the yield on average interest-bearing liabilities, was 5.07% for the year ended December 31, 2002 compared to 4.79% and 4.58% for the years ended December 31, 2001 and 2000, respectively. Net interest margin, which represents net interest income on a fully-taxable basis divided by average interest-earning assets, was 5.43% compared to 5.36% and 5.34%, respectively, for the same periods. The increases in net interest spread and net interest margin in 2002 over 2001 were primarily due to the average yields on interest-bearing liabilities decreasing more than average yields on interest-bearing assets.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	2002 compared to 2001			2001 compared to 2000

	Increase (decrease) due to			Increase (decrease) due to

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans	$6,766	$(4,611)	$2,155	$7,977	$(1,856)	$6,121
Federal funds sold	372	(280)	92	9	(17)	(8)
Interest-earning cash	235	(45)	190	(61)	(21)	(82)
Securities(1)	(91)	(195)	(286)	(184)	(8)	(192)

Total interest income	7,282	(5,131)	2,151	7,741	(1,902)	5,839

Interest-bearing demand deposits	950	(1,501)	(551)	873	(905)	(32)
Savings accounts	70	(212)	(142)	25	(161)	(136)
CDs	1,263	(3,881)	(2,618)	2,401	(492)	1,909
Fed funds purchased	(147)	(71)	(218)	132	(244)	(112)
Trust preferred securities	—	424	424	—	—	—
Other borrowings	325	(1)	324	327	(338)	(11)

Total interest expense	$2,461	$(5,242)	$(2,781)	$3,758	$(2,140)	$1,618

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $254,000, $268,000 and $272,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Provision For Loan Losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management’s assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The Company’s provision for loan losses for the years ended December 31, 2002, 2001 and 2000 totaled $3.9 million, $2.8 million and $1.5 million, respectively. The provision for loan losses was increased in 2002, 2001 and 2000 to keep pace with the strong loan growth and prospective losses inherent in the loan portfolio. During 2002, the allowance for loan losses increased by $1.2 million. The allowance represented 1.26% of loans and 171.14% of nonperforming loans at December 31, 2002. During 2001, the allowance for loan losses increased by $1.6 million. The allowance represented 1.14% of loans and 205.73% of nonperforming loans at December 31, 2001. During 2000, the allowance for loan losses increased by $482,000. The allowance represented 0.88% of loans and 216.76% of nonperforming loans at December 31, 2000. For the years ended December 31, 2002, 2001 and 2000, loan charge-offs, net of recoveries, amounted to $2.7 million, $1.1 million and $1.0 million, respectively.

A large portion of the loan charge-off during 2002 was the result of a single credit extended to a telecommunications contractor. Although the loan was well-collateralized at origination, the equipment value depreciated rapidly because of the declining telecommunication industry and some accounts became uncollectable. Net loan charge-offs attributed to indirect dealer loans were $749,000, representing 0.87% of average indirect dealer loans during 2002, compared to $321,000, or 0.53% of average indirect dealer loans for the like period in 2001. Management has tightened consumer lending standards over the last year and established additional guidelines and limits on lending to certain industries in order to mitigate risk.

Noninterest Income. Noninterest income for the years ended December 31, 2002, 2001 and 2000 was $4.6 million, $4.1 million and $2.7 million, respectively, an increase of $503,000 in 2002, and an increase of $1.4 million in 2001. The increase was primarily related to secondary market fees and gain on sale of real estate loans originated for the account of third parties, reflecting the upsurge of the mortgage loan market during the decreasing interest rate environment in 2002 and 2001. Additional noninterest income of $444,000 was received in 2002 through the gain on sale of two properties.

The Bank offers nondeposit investment products to customers through its subsidiary, WIB Financial Services, Inc. Management has a concern with the performance of the subsidiary and the product delivery system. The Company is reviewing alternatives that will provide customers with a means to achieve a balanced, diversified, managed portfolio while improving noninterest income for the Bank.

Noninterest Expense. Noninterest expense for the years ended December 31, 2002, 2001 and 2000 was $17.2 million, $14.7 million and $12.7 million, respectively, which represents an increase of 17.0% in 2002, and an increase of 16.0% in 2001. These increases were mainly due to additional costs for salaries and employee benefits, occupancy expense, and other operating expense reflecting the growth of the Company. The Company expects this trend in increasing noninterest expense to decline as asset growth slows and operating efficiencies improve.

The table below sets forth additional detail concerning increases in the Company’s noninterest expense for 2002 compared with 2001 and for 2001 compared with 2000:

	Years Ended December 31
				Increase (decrease)	Increase (decrease)
	2002	2001	2000	2002 vs 2001	2001 vs 2000
(Dollars in thousands)
Salaries and benefits	$12,352	$10,479	$8,834	$1,873	$1,645
Less: loan origination costs	(2,167)	(2,059)	(1,557)	(108)	(502)

Net salaries and benefits (as reported)	10,185	8,420	7,277	1,765	1,143
Occupancy expense	2,920	2,718	2,384	202	334
Office supplies and printing	549	520	451	29	69
Data processing	440	334	312	106	22
Consulting and professional fees	280	270	271	10	(1)
Other	2,857	2,460	1,992	397	468

Total noninterest expense	$17,231	$14,722	$12,687	$2,509	$2,035

Income Tax. For the years ended December 31, 2002, 2001 and 2000, the Company recorded income tax provisions of $2.7 million, $1.9 million and $1.1 million, respectively.

Sources of Funds and Liquidity and Capital Resources

Changes in Cash Flow. The net change in cash, as reported in the Statement of Cash Flows, increased by $36.1 million for the year ended December 31, 2002. Some of the more significant inflows were from the net increase in deposits and the proceeds from the issuance of Trust Preferred Securities. Those cash inflows were partially offset by the cash outflows for loan originations, purchases of securities and repayments on Federal Home Loan Bank (“FHLB”) advances.

Over the course of the year, loan principal payments contributed $147.9 million to the cash inflows. In addition, net deposits increased $95.8 million and Trust Preferred Securities were sold in the second quarter of 2002 contributing $15.0 million to cash inflows.

Cash inflows were used mainly to fund loan originations, which amounted to $206.0 million for the year. In addition, repayments on FHLB advances totaled $17.5 million and investments in securities totaled $7.9 million.

Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to make loans and to support continuing operations. Management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2003. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established FHLB lines of credit. At December 31, 2002 the Company had unused credit lines totaling $79.2 million, available to the Company provided certain standards related to creditworthiness have been met. Management is also investigating other appropriate funding sources to help finance banking operations and to maintain a favorable liquidity position and proper asset/liability mix.

Capital and Capital Ratios. The Company’s shareholders’ equity increased to $39.4 million at December 31, 2002 from $35.0 million at December 31, 2001 and from $31.5 million at December 31, 2000. The increase during 2002 was from net income, proceeds from stock options exercised and stock option compensation, less a change in unrealized gain (loss) on securities and dividends. In 2001, the increase was from net income, proceeds from stock options exercised and the increase in unrealized gain (loss) on securities, less dividends. At December 31, 2002, shareholders’ equity was 7.4% of total assets compared to 8.0% and 8.7% of total assets at December 31, 2001 and 2000, respectively. The decrease in this ratio primarily resulted from significant asset growth in 2001 and 2000 and Company stock repurchases in 2000. The Company approved a stock repurchase plan in April 1999, which allowed the Company to repurchase up to 210,000 shares of the Company’s common stock. As of December 31, 2000, the Company had repurchased the entire 210,000 shares at an average price of $9.61 per share.

The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. The FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized,” primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a total risk-adjusted capital ratio of at least 10%, a Tier I risk-adjusted capital ratio of at least 6%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in FDIC insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things.

As the following table indicates, the Bank qualified as “well capitalized” at December 31, 2002:

	December 31, 2002

	Adequately-	Well-
	capitalized	capitalized	Actual
	requirement	requirement	ratio

Total risk-based capital ratio	8%	10%	12.61%
Tier 1 risk-based capital ratio	4%	6%	11.43%
Leverage ratio	4%	5%	10.07%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls or otherwise.

In addition, applicable federal and Washington State regulations restrict capital distributions by institutions such as the Bank, including dividends. Such restrictions are tied to the institution’s capital levels after giving effect to distributions. The Company’s ability to pay cash dividends is substantially dependent upon receipt of dividends from the Bank.

Deposits. Total deposits were $463.0 million, $367.2 million and $317.8 million at December 31, 2002, 2001 and 2000, respectively. This represents an increase of 26.1% and 15.5% for the years ended December 31, 2002 and December 31, 2001, respectively. The Company generally maintains a policy not to accept brokered deposits. Management has made a concerted effort to attract deposits in the market area it serves through competitive pricing and the delivery of quality service.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 2002, the Company had $192.3 million in CDs of which approximately $147.5 million, or 76.7%, mature on or prior to December 31, 2003. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. That notwithstanding, management anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. The Company relies upon advances from the FHLB to supplement funding needs. The FHLB functions as a central reserve bank providing credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 15% of a member’s assets, and overnight borrowings may not exceed 5% of the institution’s assets. The FHLB of Seattle determines specific lines of credit for each member institution.

At December 31, 2002 the Company had a line of credit with the FHLB of $80.2 million, of which $15.0 million was advanced in long-term borrowings. At December 31, 2001, the Company had $27.5 million in short-term borrowings (original maturity of one year or less) with the FHLB and $5.0 million in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $14.0 million at December 31, 2002. The Company expects to continue to use these sources to supplement its funding as management and the board of directors deem appropriate.

Investments. The Company’s total investment securities increased by $1.8 million in 2002 from 2001 and decreased by $2.8 million in 2001 compared to 2000. The investment portfolio consists of government agency securities, pass-through securities, collateralized mortgaged obligations (“CMO”), municipal securities, FHLB stock, preferred stock and corporate obligations. Municipal securities represented 55.3%, or $14.6 million, of the Company’s investment portfolio at December 31, 2002 as compared to 66.7%, or $16.4 million, at December 31, 2001 and 62.8%, or $17.2 million, at December 31, 2000. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 12.3% at December 31, 2002, 13.5% at December 31, 2001 and 17.1% at December 31, 2000 of the Company’s municipal securities were rated below “A,” or its equivalent, or unrated. Investments in corporate obligations were $0.5 million, or 1.9% of the Company’s investment portfolio, at December 31, 2002, $3.0 million, or 12.3% of the investment portfolio, at December 31, 2001 and $4.3 million, or 15.8% of the investment portfolio at December 31, 2000. At December 31, 2002, 100% of corporate obligations held by the Company were rated “A,” or its equivalent, or better. In 2001 and 2000, 83.3% and 100%, respectively, of corporate obligations held by the Company were rated “A,” or its equivalent, or better. The average maturity of the securities portfolio was approximately 3.8 years, 3.8 years and 4.3 years as of December 31, 2002, 2001 and 2000, respectively. No single investment exceeds 10% of shareholders’ equity.

The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	December 31, 2002

	Amortized cost	Market value	Recorded value
(Dollars in thousands)
Amounts maturing:
Within one year	$5,788	$5,876	$5,823
One to five years	12,758	13,318	12,775
Six to ten years	5,889	6,192	5,892
Over ten years	1,831	1,850	1,843

Total	$26,266	$27,236	$26,333

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio:

	December 31, 2002

	Within 1 year	1-5 years	6-10 years	Over 10 years	Total
(Dollars in thousands)
U.S. government agency securities
Balance	$1,574	$4,537	$—	$—	$6,111
Weighted average yield	5.74%	3.05%	—	—	3.74%
Pass-through securities
Balance	—	—	1,233	—	1,233
Weighted average yield	—	—	3.38%	—	3.38%
CMO securities
Balance	—	—	—	1,254	1,254
Weighted average yield	—	—	—	2.26%	2.26%
State and political subdivisions
Balance	1,591	8,238	4,659	85	14,573
Weighted average yield	4.99%	4.63%	4.66%	5.50%	4.68%
Preferred stock
Balance	—	—	—	504	504
Weighted average yield	—	—	—	5.38%	5.38%
Corporate obligations and other
Balance	500	—	—	—	500
Weighted average yield	6.07%	—	—	—	6.07%
FHLB stock
Balance	2,158	—	—	—	2,158
Weighted average yield	6.00%	—	—	—	6.00%

Total balance	$5,823	$12,775	$5,892	$1,843	$26,333

Weighted average yield	5.66%	4.07%	4.39%	3.26%	4.33%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

The Company owned $2.2 million of FHLB stock at December 31, 2002. Amounts in excess of the required minimum for FHLB membership may be redeemed at par upon a five year prior written notice. At December 31, 2002, the Company was required to maintain an investment in the stock of FHLB of Seattle of $1.4 million.

At December 31, 2002, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s shareholders’ equity.

Held-to-Maturity Investment Securities. Investment securities designated as held-to-maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company’s intent to hold investment securities for the foreseeable future. Investment securities designated as held-to-maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. At December 31, 2002, the investment portfolio consisted of 57.2% held-to-maturity investments at carrying value.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of held-to-maturity securities as of December 31, 2002, 2001 and 2000:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
(Dollars in thousands)
December 31, 2002:
State and political subdivisions	$14,573	$895	$—	$15,468
Corporate obligations	500	8	—	508

Total	$15,073	$903	$—	$15,976

December 31, 2001:
State and political subdivisions	$16,396	$449	$(7)	$16,838
Corporate obligations	2,005	32	—	2,037

Total	$18,401	$481	$(7)	$18,875

December 31, 2000:
State and political subdivisions	$17,167	$124	$(130)	$17,161
Corporate obligations	4,324	4	(23)	4,305

Total	$21,491	$128	$(153)	$21,466

Available-for-Sale Investment Securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 2002, the investment portfolio consisted of 42.8% available-for-sale securities at carrying value. Management expects in the future that available-for-sale securities will increase as a percent of total investment securities at carrying value.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale as of December 31, 2002, 2001 and 2000:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
(Dollars in thousands)
December 31, 2002:
U.S. government agency securities	$6,058	$55	$(2)	$6,111
Pass-through securities	1,231	2	—	1,233
CMO securities	1,242	12	—	1,254
Preferred stock	504	—	—	504
FHLB stock	2,158	—	—	2,158

Total	$11,193	$69	$(2)	$11,260

December 31, 2001:
U.S. government agency securities	$3,038	$90	$—	$3,128
Corporate obligations	1,000	17	—	1,017
FHLB stock	2,029	—	—	2,029

Total	$6,067	$107	$—	$6,174

December 31, 2000:
U.S. Treasury securities	$4,536	$3	$(44)	$4,495
U.S. government agency securities	500	—	—	500
FHLB stock	844	—	—	844

Total	$5,880	$3	$(44)	$5,839

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the year ended December 31, 2002.

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

Asset/ Liability Management

The Company’s results of operations depend substantially on its net interest income. Like most financial institutions, the Company’s interest income and cost of funds are affected by general economic conditions and by competition in the marketplace.

The purpose of asset/liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

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

Significant Accounting Policies

See Part II, Item 8. Note 1(c) of “Notes to Consolidated Financial Statements.”

2003 Anticipated Financial Performance

Management anticipates that the Company will grow earnings by approximately 10% to 15% in 2003. Balance sheet targets include approximately 10% to 15% loan growth and 5% to 10% deposit growth. Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. One of the areas subject to uncertainty is economic stability. Although there are concerns regarding a slowdown in the economy, management expects growth to continue in the northwestern Washington region and believes that the Company will have opportunities to participate in that growth. These opportunities will be pursued while applying rigorous credit discipline and thorough analysis to ensure quality growth.

Management expects the net interest margin will be squeezed and anticipates some fluctuation during 2003 as deposit repricing slows. Total loans are expected to increase in volume and rates are expected to decrease slightly during the year due to increased competition. However, the above performance goals anticipate the Company’s rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. Other unexpected changes, such as significant declines in the economy or substantial credit deterioration, could further reduce the anticipated performance of the Company.

The Company recently announced the formation of a wholesale real estate lending subsidiary, Washington Funding Group. Management expects a negative impact in the range of approximately $300,000 on the Company’s earnings in the first two quarters of 2003 due to start up costs of WFG. However, management expects WFG to be profitable by year-end 2003.

Management also announced some long-term financial targets – goals that the Company expects to reach within the next five years. These goals include a return on equity in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth of at least 10% per year, and dividend per share growth of at least 8% annually.

Readers should not construe these goals as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

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

Basis Risk. Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

Yield Curve Risk. Yield curve risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument.

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

Although not yet used, hedging is a tool being considered for management of interest rate risk for the trust preferred securities and the selling of real estate mortgage loans. To minimize the interest rate risk and maximize the yield, hedging practices are often used in the real estate mortgage industry. Likewise, hedging is used to offset the exposure associated with the price-fluctuations of a balance sheet item such as trust preferred securities. The Company is in the process of developing policies and guidelines in order to best use this risk management tool.

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

Based on the results of the income simulation model as of December 31, 2002, the Company would expect a decrease in net interest income of $688,000 if interest rates increase from current rates by 100 basis points and an increase in net interest income of $637,000 if interest rates decrease from current rates by 100 basis points.

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2002. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	0–3 months	4–12 months	1–5 years	Over 5 years	Total

(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits	$12,005	$—	$—	$—	$12,005
Federal funds sold	23,000	—	—	—	23,000
Investment securities	2,283	3,540	12,775	7,735	26,333
Loans	44,993	42,999	131,122	217,392	436,506

Total interest-earning assets	$82,281	$46,539	$143,897	$225,127	$497,844

Percent of interest-earning assets	16.53%	9.35%	28.90%	45.22%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$38,386	$—	$—	$—	$38,386
Money market deposits	139,809	—	—	—	139,809
Savings deposits	30,861	—	—	—	30,861
CDs	71,926	75,569	44,796	—	192,291
Trust preferred securities	—	—	—	15,000	15,000
Other borrowed funds	—	2,500	12,500	—	15,000

Total interest-bearing liabilities	$280,982	$78,069	$57,296	$15,000	$431,347

Percent of interest-bearing liabilities	65.14%	18.10%	13.28%	3.48%	100.00%
Interest sensitivity gap	$(198,701)	$(31,530)	$86,601	$210,127	$66,497
Interest sensitivity gap, as a percentage of total assets	(37.11%)	(5.89%)	16.17%	39.25%
Cumulative interest sensitivity gap	$(198,701)	$(230,231)	$(143,630)	$66,497
Cumulative interest sensitivity gap, as a percentage of total assets	(37.11%)	(43.00%)	(26.83%)	12.42%

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Washington Banking Company

We have audited the accompanying consolidated statement of financial condition of Washington Banking Company and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for the period then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Bellingham, Washington

January 20, 2003

Independent Auditor’s Report

The Board of Directors and Shareholders
Washington Banking Company:

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and subsidiary as of December 31, 2001, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiary as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

KPMG LLP

Seattle, Washington

January 25, 2002

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2002 and 2001
(Dollars in thousands, except per share data)

	2002	2001
Assets
Cash and due from banks	$20,882	$16,838
($1,316 and $4,096, respectively, are restricted)
Interest-earning deposits	12,005	427
Federal funds sold	23,000	2,500

Total cash, restricted cash, and cash equivalents	55,887	19,765

Federal Home Loan Bank stock	2,158	2,029
Investment securities available for sale	9,102	4,145
Investment securities held to maturity	15,073	18,401

Total investment securities	26,333	24,575

Loans receivable, net	431,189	373,198
Premises and equipment, net	16,750	15,647
Other real estate owned	592	473
Deferred tax assets	1,207	812
Other assets	3,454	3,216

Total assets	$535,412	$437,686

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$462,995	$367,175
Other borrowed funds	15,000	32,500
Other liabilities	2,985	3,034
Trust preferred securities	15,000	—

Total liabilities	495,980	402,709

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares: issued and outstanding 4,541,123 and 4,055,250 shares in 2002 and 2001, respectively	21,025	16,124
Retained earnings	18,363	18,782
Accumulated other comprehensive income, net	44	71

Total shareholders’ equity	39,432	34,977

Total liabilities and shareholders’ equity	$535,412	$437,686

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands, except per share data)

	2002	2001	2000

Interest income:
Interest and fees on loans	$33,797	$31,642	$25,521
Interest on taxable investment securities	291	446	641
Interest on tax-exempt investment securities	745	787	802
Other	378	171	239

Total interest income	35,211	33,046	27,203
Interest expense	10,672	13,453	11,835

Net interest income	24,539	19,593	15,368
Provision for loan losses	(3,866)	(2,780)	(1,526)

Net interest income after provision for loan losses	20,673	16,813	13,842

Noninterest income:
Service charges on deposits	1,801	1,707	1,672
Gain on sale of loans	1,201	1,058	177
Secondary market loan fees	204	179	282
Other	1,408	1,167	561

Total noninterest income	4,614	4,111	2,692

Noninterest expense:
Salaries and benefits	10,185	8,420	7,277
Occupancy expense	2,920	2,718	2,384
Office supplies and printing	549	520	451
Data processing	440	334	312
Consulting and professional fees	280	270	271
Other	2,857	2,460	1,992

Total noninterest expense	17,231	14,722	12,687

Income before income taxes	8,056	6,202	3,847
Provision for income taxes	(2,719)	(1,918)	(1,062)

Net income	$5,337	$4,284	$2,785

Net income per share, basic	$1.19	$0.96	$0.63

Net income per share, diluted	$1.13	$0.92	$0.60

Average number of shares outstanding, basic	4,481,145	4,452,480	4,447,452
Average number of shares outstanding, diluted	4,731,706	4,663,177	4,659,395

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2002, 2001 and 2000
(Dollars and shares in thousands)

				Accumulated
				other
	Common stock			comprehensive	Total
			Retained	income	shareholders’
	Shares	Amount	earnings	(loss), net	equity

Balance at December 31, 1999	4,062	$16,413	$13,493	$(108)	$29,798
Cash dividend, $0.20 per share	—	—	(808)	—	(808)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	81	81
Net income	—	—	2,785	—	2,785
Repurchase of common stock	(68)	(550)	—	—	(550)
Stock options exercised	39	195	—	—	195

Balance at December 31, 2000	4,033	$16,058	$15,470	$(27)	$31,501
Cash dividend, $0.24 per share	—	—	(972)	—	(972)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	98	98
Net income	—	—	4,284	—	4,284
Stock options exercised	22	66	—	—	66

Balance at December 31, 2001	4,055	$16,124	$18,782	$71	$34,977
Cash dividend, $0.26 per share	—	—	(1,087)	—	(1,087)
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(27)	(27)
Net income	—	—	5,337	—	5,337
Stock option compensation	—	14	—	—	14
10% stock dividend	408	4,669	(4,669)	—	—
Stock options exercised	78	218	—	—	218

Balance at December 31, 2002	4,541	$21,025	$18,363	$44	$39,432

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	For the Years Ended December 31

	2002	2001	2000

Comprehensive Income (Loss):
Net income	$5,337	$4,284	$2,785
Increase (decrease) in unrealized gain on securities available for sale, net of tax of $14, $50 and $42, respectively	(27)	98	81

Comprehensive income	$5,310	$4,382	$2,866

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2002, 2001 and 2000
(Dollars in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$5,337	$4,284	$2,785
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(129)	(73)	(53)
Deferred income tax (benefit) expense	(388)	(484)	14
Amortization (accretion) of investment premiums, net	(40)	33	40
Provision for loan losses	3,866	2,780	1,526
Net increase in loans held for sale	(3,915)	(2,714)	—
Depreciation of premises and equipment	1,290	1,226	1,048
Net gain on sale of premises and equipment	(448)	(271)	(26)
Net (gain) loss on sale of other real estate owned	5	(50)	(3)
Net increase in other assets	(238)	(178)	(986)
Net (decrease) increase in other liabilities	(49)	534	671
Stock option compensation	14	—	—
Modification to stock award	—	—	79

Net cash provided by operating activities	5,305	5,087	5,095

Cash flows from investing activities:
Purchases of investment securities available for sale	(7,949)	—	—
Maturities/calls of investment securities available for sale	2,500	2,000	1,500
Principal payments on mortgage-backed securities available for sale	516	—	—
Purchases of investment securities held to maturity	—	—	(500)
Maturities/calls of investment securities held to maturity	3,310	2,055	3,060
Purchases of Federal Home Loan Bank stock	—	(1,112)	—
Net increase in loans	(58,133)	(73,470)	(81,332)
Purchases of premises and equipment	(2,705)	(3,372)	(3,608)
Proceeds from the sale of premises and equipment	760	500	33
Purchases of other real estate owned	—	(175)	—
Proceeds from the sale of real estate owned	67	80	79

Net cash used in investing activities	(61,634)	(73,494)	(80,768)

Cash flows from financing activities:
Net increase in deposits	95,820	49,399	63,301
Net increase (decrease) in other borrowed funds	(17,500)	22,500	10,000
Proceeds from trust preferred securities	15,000	—	—
Dividends paid on common stock	(1,087)	(972)	(808)
Proceeds from stock options exercised	218	66	116
Repurchase of common stock	—	—	(550)

Net cash provided by financing activities	92,451	70,993	72,059

Net (decrease) increase in cash and cash equivalents	36,122	2,586	(3,614)
Cash and cash equivalents at beginning of period	19,765	17,179	20,793

Cash and cash equivalents at end of period	$55,887	$19,765	$17,179

Supplemental information:
Loans foreclosed and transferred to real estate owned	$191	$204	$30
Loans made on bank-owned property sold	568	340	—
Cash paid for interest	10,709	13,841	11,586
Cash paid for taxes	3,491	2,250	925
Transfer of investments from held to maturity to available for sale	—	1,000	—

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Washington Banking Company is a registered bank holding company formed on April 30, 1996. At December 31, 2002, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank, the Company’s principal subsidiary, and Washington Banking Capital Trust I. The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the last decade, the region has experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

Effective June 23, 1998, WBCO sold 1,380,000 shares of its common stock at a price of $12 per share, resulting in net proceeds to the Company of $14,893.

Washington Banking Capital Trust I, the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

(b)	Basis of Presentation

The accompanying consolidated financial statements include the accounts of WBCO and its subsidiaries. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the consolidated financial statements, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Recent Financial Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” Statement No. 145 eliminates the treatment of extinguishment of debt as extraordinary and clarifies the accounting for certain sale-leaseback transactions. The provisions of Statement No. 145 are required to be applied starting with fiscal years beginning after May 15, 2002, with early adoption encouraged. The Company believes the adoption of Statement No. 145 will have no material impact on its financial statements.

In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” Statement No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of Statement No. 146 are required to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company believes the adoption of Statement No. 146 will have no material impact on its financial statements.

In October 2002, the FASB issued SFAS No. 147, “Acquisition of Certain Financial Institutions — an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. This Statement removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, “Business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Combinations,” and No. 142, “Goodwill and Other Intangible Assets.” In addition, this Statement amends FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. This Statement is effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The Company does not expect the Statement will result in a material impact on its financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” The provisions of this Statement amends Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of Statement No. 148 are required to be applied starting with fiscal years ending after December 15, 2002. The Company has adopted the provisions of Statement No. 148 and have properly disclosed their effect in the current year financial statements.

(d)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold.

(e)	Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2002, the Company’s minimum required investment was approximately $1,393. The Company may request redemption at par value of any stock in excess of the minimum required investment upon five years prior written notice; however, the FHLB of Seattle, in its sole discretion, can repurchase excess stock at any time prior to the expiration of the redemption period.

          (f)     Investment Securities

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(g)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(h)	Loans Receivable, Net

Loans receivable, net, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination fees, and the allowance for loan losses.

Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally, loans past due 90 days or more).

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

Interest income previously accrued on nonaccrual and impaired loans, but not yet received, is reversed in the period the loan is placed on nonaccrual status. Payments received are generally applied to principal. However, based on management’s assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to an accrual status when management determines the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the estimated life of the individual loans, adjusted for actual prepayments.

(i)	Allowance for Loan Losses

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

While management uses available information to recognize losses on these loans, future additions to the allowance may be necessary based on changes in economic conditions, changes in the full collectibility of specific loans or changes affecting the adequacy of the allowance for loan losses. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to make additions to the allowance based on their judgment about information available to them at the time of their examinations.

(j)	Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation include buildings and building improvements, 15 to 40 years; land

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

improvements, 15 to 25 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, lesser of useful life or life of the lease.

(k)	Other Real Estate Owned

Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

Subsequent to the transfer to other real estate owned, these assets continue to be recorded at the lower of cost or fair value (less estimated cost to sell), based on periodic evaluations. Generally, legal and professional fees associated with foreclosures are expensed as incurred. However, in no event are recorded costs allowed to exceed fair value. Subsequent gains, losses or expenses recognized on the sale of these properties are included in noninterest income or expense.

(l)	Federal Income Taxes

The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.

(m)	Stock-Based Compensation

The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and FASB Interpretation No. 44 (FIN “44”), “Accounting for Certain Transactions Involving Stock Compensation”. Generally, stock options are issued at a price equal to the fair value of the Bank’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Bank’s financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Years Ended December 31,

	2002	2001	2000

Net income, as reported	$5,337	$4,284	$2,785
Stock compensation recognized	14	—	79
Additional compensation for fair value of stock options	(58)	(32)	(38)

Pro forma net income	$5,293	$4,252	$2,826

Basic earnings per share:
As reported	$1.19	$0.96	$0.63
Pro forma	1.18	0.95	0.64
Diluted earnings per share:
As reported	1.13	0.92	0.60
Pro forma	1.12	0.91	0.61

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The remaining unrecognized compensation for fair value stock options was approximately $220 as of December 31, 2002.

(n)	Reclassifications

Certain amounts in 2001 and 2000 have been reclassified to conform to the 2002 financial statement presentation.

(2) Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2002 and 2001 was approximately $1,316 and $4,096, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

(3) Investment Securities

The amortized costs and market values of investment securities at December 31, 2002 and 2001 are as summarized:

		Gross	Gross
	Amortized	unrealized	unrealized	Market
	cost	gains	losses	value
December 31, 2002:
Investments available for sale:
U.S. government agency securities	$6,058	$55	$(2)	$6,111
Pass-through securities	1,231	2	—	1,233
CMO securities	1,242	12	—	1,254
Preferred stock	504	—	—	504
FHLB stock	2,158	—	—	2,158

Total investment securities available for sale	$11,193	$69	$(2)	$11,260

Investments held to maturity:
State and political subdivisions	$14,573	$895	$—	$15,468
Corporate obligations	500	8	—	508

Total investment securities held to maturity	$15,073	$903	$—	$15,976

December 31, 2001:
Investments available for sale:
U.S. government agency securities	$3,038	$90	$—	$3,128
Corporate obligations	1,000	17	—	1,017
FHLB stock	2,029	—	—	2,029

Total investment securities available for sale	$6,067	$107	$—	$6,174

Investments held to maturity:
State and political subdivisions	$16,396	$449	$(7)	$16,838
Corporate obligations	2,005	32	—	2,037

Total investment securities held to maturity	$18,401	$481	$(7)	$18,875

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The amortized cost and market value of investment securities by contractual maturity at December 31, 2002 are as shown below:

	Dates of Maturities

	Under 1			Over 10
	year	1-5 years	5-10 years	years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$1,539	$4,519	$—	$—	$6,058
Market value	1,574	4,537	—	—	6,111
Pass-through securities:
Amortized cost	—	—	1,231	—	1,231
Market value	—	—	1,233	—	1,233
CMO securities:
Amortized cost	—	—	—	1,242	1,242
Market value	—	—	—	1,254	1,254
Preferred stock:
Amortized cost	—	—	—	504	504
Market value	—	—	—	504	504
FHLB stock:
Amortized cost	2,158	—	—	—	2,158
Market value	2,158	—	—	—	2,158

Total amortized cost	3,697	4,519	1,231	1,746	11,193
Total market value	$3,732	$4,537	$1,233	$1,758	$11,260

Investments held to maturity:
State and political subdivisions:
Amortized cost	$1,591	$8,238	$4,659	$85	$14,573
Market value	1,636	8,781	4,959	92	15,468
Corporate bonds and other:
Amortized cost	500	—	—	—	500
Market value	508	—	—	—	508

Total amortized cost	2,091	8,238	4,659	85	15,073
Total market value	$2,144	$8,781	$4,959	$92	$15,976

Included in other assets is accrued interest on investment securities amounting to $150 and $186 as of December 31, 2002 and 2001, respectively.

At December 31, 2002 and 2001, investment securities with recorded values of $5,779 and $6,077, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 2002, 2001 and 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4) Loans and Allowance for Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, is as follows:

	December 31

	2002	2001

Commercial loans	$91,816	$109,867
Real estate mortgages, includes loans held for sale of $6,629 and $2,714, respectively	141,210	108,632
Real estate construction loans	40,112	26,917
Consumer loans	163,368	132,067

	436,506	377,483
Less:
Allowance for loan losses	(5,514)	(4,308)
Deferred loan fees, net	197	23

Net loans	$431,189	$373,198

As of December 31, 2002 and 2001, the Company had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $3,229 and $2,503, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility.

The Company’s legal lending limit to any one borrower was approximately $10,686 and $6,897 as of December 31, 2002 and 2001, respectively.

Included in other assets is accrued interest on loans receivable amounting to $1,887 and $1,756 as of December 31, 2002 and 2001, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2002	2001	2000

Beginning balance	$4,308	$2,664	$2,182
Provision for loan losses	3,866	2,780	1,526
Recoveries	382	271	100
Charge-offs	(3,042)	(1,407)	(1,144)

Ending balance	$5,514	$4,308	$2,664

At December 31, 2002 and 2001, the Company had impaired loans, which consisted entirely of nonaccrual loans, of $3,222 and $2,094, respectively. Of these nonaccrual loans, $1,777 and $1,292 had related valuation allowances of $542 and $479, while $1,445 and $802 did not require a valuation allowance. Average nonaccrual loans for 2002 and 2001 totaled $2,964 and $1,891, respectively. The Company had no commitments to extend additional credit to borrowers with loans that were nonaccrual or impaired at December 31, 2002.

If interest income on impaired loans had been accrued in accordance with their original terms, approximately $173, $134 and $193 of interest income would have been recorded for the years ended December 31, 2002, 2001 and 2000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(5) Premises and Equipment

Premises and equipment consisted of the following:

	December 31

	2002	2001

Land and buildings	$12,800	$11,534
Furniture and equipment	6,153	5,536
Land improvements	1,829	1,412
Computer software	1,020	848
Construction in progress	722	1,327

	22,524	20,657
Less: accumulated depreciation	(5,774)	(5,010)

Total	$16,750	$15,647

(6) Deposits

Deposits are summarized as follows:

	December 31

	2002	2001

CDs	$192,291	$161,665
Savings	30,861	28,840
Money market	139,809	58,502
Negotiable orders of withdrawal (“NOWs”)	38,387	67,203
Noninterest-bearing demand	61,647	50,965

Total	$462,995	$367,175

Certificates of deposits mature as follows:

	December 31, 2002

	Less than 1
	year	1-2 years	2-3 years	3-4 years	4-5 years	Total

CDs of $100,000 or more	$65,144	$7,400	$2,188	$651	$9,504	$84,887
All other CDs	82,351	10,593	3,969	1,329	9,162	107,404

Total	$147,495	$17,993	$6,157	$1,980	$18,666	$192,291

(7) FHLB Advances and Stock

The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	The greater of $500 or 0.75% of mortgage loans and pass-through securities; plus

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

A credit line has been established by FHLB for Whidbey Island Bank. The Bank may borrow from the FHLB in amounts up to 15% of its total assets. Advances on the line are collateralized by securities pledged in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

amount of $1,028 and held in safekeeping by the FHLB, as well as supported by eligible real estate loans in the amount of $71,567.

At December 31, 2002, the Bank had no overnight advances from the FHLB. Term FHLB advances consist of the following:

	December 31, 2002		December 31, 2001

		Weighted average		Weighted average
Date of maturity	Amount	interest rate	Amount	interest rate

2001	$—	—	$—	—
2002	—	—	27,500	2.28%
2003	2,500	3.73%	2,500	3.73%
2004	7,500	3.97%	2,500	4.40%
2005	5,000	4.38%	—	—

	$15,000		$32,500

	December 31

	2002	2001

Average balance	$19,479	$9,801
Maximum amount outstanding at any month end	22,500	32,500

(8) Trust Preferred Securities

The Trust, a wholly-owned subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued to WBCO. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.65%. On December 31, 2002 the rate was 5.425%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included with borrowings as a separate line item in WBCO’s statement of financial conditions and distributions payable are treated as interest expense in the consolidated statement of operations.

(9) Income Taxes

Federal income tax expense (benefit) consists of the following:

	December 31

	2002	2001	2000

Current tax expense	$3,107	$2,402	$1,048
Deferred tax expense (benefit)	(388)	(484)	14

Total	$2,719	$1,918	$1,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax basis:

	December 31

	2002	2001

Deferred tax assets:
Loan loss allowances	$1,564	$1,119
Deferred compensation	153	52
Deferred loan fees	67	8
Accrued expense	67	34
OREO property	2	—

Total deferred tax assets	1,853	1,213
Deferred tax liabilities:
Premises and equipment	479	270
FHLB stock	145	101
Market value adjustment of investment securities available for sale	22	30

Total deferred tax liabilities	646	401

Deferred tax assets, net	$1,207	$812

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2002		2001		2000

Income tax expense at federal statutory rate	$2,739	34%	$2,109	34%	$1,308	34%
Interest income on tax-exempt securities	(264)	(3%)	(232)	(4%)	(235)	(6%)
Other, net	244	3%	41	1%	(11)	—

Total	$2,719	34%	$1,918	31%	$1,062	28%

There was no valuation allowance for deferred tax assets as of December 31, 2002 or 2001. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $1,853 and $1,213 at December 31, 2002 and 2001, respectively, will be realized in the normal course of business.

(10) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2002

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,337	4,481,145	$1.19
Effect of dilutive securities: stock options	—	250,561	(0.06)

Diluted EPS	$5,337	4,731,706	$1.13

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2001

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$4,284	4,452,480	$0.96
Effect of dilutive securities: stock options	—	210,697	(0.04)

Diluted EPS	$4,284	4,663,177	$0.92

	Year Ended December 31, 2000

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$2,785	4,447,452	$0.63
Effect of dilutive securities: stock options	—	211,943	(0.03)

Diluted EPS	$2,785	4,659,395	$0.60

On October 24, 2002, the Board of Directors issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividend. At December 31, 2002, 2001 and 2000, there were options to purchase 434,200, 447,480 and 472,230 shares of common stock outstanding, respectively, of which zero, 108,405 and 108,405 shares, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

(11) Employee Benefit Plans

     (a) Severance Agreements

The Company has entered into contracts with seven senior officers that provide benefits under certain conditions following a termination without cause, following (and in some cases) preceding a change of control of the Company.

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

The Company’s contributions for the years ended December 31, 2002, 2001 and 2000 under the employee matching feature of the plan were $151, $130 and $94, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 5% of the compensation deferred in 2002, 2001 and 2000, respectively.

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

(12) Stock Option Plans

In 1992, the Bank’s shareholders approved the adoption of an employee stock option plan, providing for the award of up to 495,000 shares of Company common stock (as adjusted for stock splits and stock dividends) pursuant to nonqualified or incentive stock options to employees of the Bank at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank’s shareholders approved the adoption of a director stock option plan, providing for the award of up to 165,000 shares of Company common stock (as adjusted for stock splits and stock dividends) pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the Bank’s shareholders approved the transfer of both stock option plans to the Company.

In 1998 the shareholders of the Company approved the adoption of the 1998 Stock Option and Restricted Stock Award Plan (“1998 Plan”), which allows for the award of up to 177,100 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. At December 31, 2002, there were 93,155 shares available under the 1998 Plan. The 1998 Plan terminated further stock option grants from the 1992 and 1993 plans.

Under these stock option plans, on the date of grant, the exercise price of nonqualified stock options must at least equal the Company’s net book value per share issued, and the exercise price of incentive stock options must at least equal the market value of the Company’s common stock.

Stock options vest in 20% increments over five years and expire five years after they become fully vested.

The following table summarizes incentive stock option activity under the 1992 and 1998 plans:

	Years Ended December 31

	2002		2001		2000

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	361,350	$4.56	386,100	$4.44	434,500	$4.59
Plus grants	51,080	8.80	—		—	—
Less exercised	(80,395)	2.79	(24,750)	2.66	(24,750)	2.66
Expired or canceled	(3,765)	10.27	—	—	(23,650)	9.16

Balance at end of year	328,270	$5.61	361,350	$4.56	386,100	$4.44

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

December 31, 2002

		Exercise price
Total shares	Vested shares	per share	Expiration

66,055	66,055	$ 2.67	February 22, 2003
16,500	16,500	2.79	March 24, 2004
38,350	38,350	3.06	December 15, 2004
49,500	49,500	3.71	December 31, 2005
4,125	4,125	3.85	April 1, 2006
28,050	28,050	4.88	December 31, 2006
40,425	40,425	8.41	December 31, 2007
37,950	30,360	10.91	December 31, 2008
45,808	—	8.64	January 1, 2012
1,507	—	11.79	March 1, 2012

328,270	273,365

The following table summarizes stock option activity of the nonqualified shares under the 1993 and 1998 plans:

	Years Ended December 31

	2002		2001		2000

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	86,130	$4.79	86,130	$4.79	108,570	$4.60
Plus grants	19,800	8.64	—	—	—	—
Less exercised	—	—	—	—	(17,820)	2.82
Expired or canceled	—	—	—	—	(4,620)	8.07

Balance at end of year	105,930	$5.51	86,130	$4.79	86,130	$4.79

Financial data pertaining to outstanding nonqualified stock options under the 1993 and 1998 plans were as follows:

December 31, 2002

		Exercise price
Total shares	Vested shares	per share	Expiration

37,125	37,125	$2.73	February 22, 2003
12,375	12,375	2.79	March 24, 2004
6,600	6,600	3.71	December 31, 2005
30,030	30,030	8.41	December 31, 2007
19,800	—	8.64	May 16, 2012

105,930	86,130

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

for options issued in 2002 is estimated at $275. No options were issued in 2001 and 2000. The following are the weighted averages of the assumptions used to estimate the fair value of the options:

2002

Risk-free interest rate	1.68%
Dividend yield rate	2.74%
Price volatility	41.74%
Expected life of options	8 years

Management believes that the assumptions used in the option pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

(13) Regulatory Capital Matters

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

Risk-based capital guidelines issued by the FDIC establish a risk adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2002, the Bank met the minimum capital requirements to which it is subject and is considered to be “well capitalized.”

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum		Minimum
December 31, 2002:	Amount	Ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)
Consolidated	$59,901	12.80%	$37,446	8.00%	$46,807	10.00%
Whidbey Island Bank	58,897	12.61%	37,379	8.00%	46,724	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	52,516	11.22%	18,723	4.00%	28,084	6.00%
Whidbey Island Bank	53,383	11.43%	18,689	4.00%	28,034	6.00%
Tier 1 capital (to average assets)
Consolidated	52,516	9.89%	21,234	4.00%	26,542	5.00%
Whidbey Island Bank	53,383	10.07%	21,202	4.00%	26,503	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

					To be well capitalized
			For capital adequacy		under prompt corrective
			purposes		action provisions
	Actual
				Minimum		Minimum
December 31, 2001:	Amount	Ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)
Consolidated	$39,214	9.76%	$32,141	8.00%	$40,176	10.00%
Whidbey Island Bank	38,721	9.64%	32,120	8.00%	40,150	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	34,906	8.69%	16,070	4.00%	24,106	6.00%
Whidbey Island Bank	34,413	8.57%	16,060	4.00%	24,090	6.00%
Tier 1 capital (to average assets)
Consolidated	34,906	8.13%	17,170	4.00%	21,463	5.00%
Whidbey Island Bank	34,413	8.03%	17,142	4.00%	21,427	5.00%

In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand.

(14) Fair Value of Financial Instruments

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

     (a) Cash and Cash Equivalents

The carrying value of cash and cash equivalent instruments approximates fair value.

     (b) Interest-earning Deposits

The carrying value of interest-earning deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

     (c) Securities

The fair value of all investment securities excluding FHLB stock is based upon quoted market prices. FHLB stock is not publicly traded; however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the carrying value. The fair value of fed funds sold is equal to the carrying value due to the short-term nature of the financial instrument.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

     (d) Loans

The loan portfolio is composed of commercial, consumer, real estate construction and real estate loans. The carrying value of variable rate loans approximate their fair value. The fair value of fixed rate loans is estimated by discounting the estimated future cash flows of loans, sorted by type and security, by the weighted average rate of such loans.

          (e) Deposits

For deposits with no contractual maturity such as checking accounts, money market accounts and passbook savings accounts, fair values approximate book values. The fair value of certificates of deposit is based on discounted cash flows using the difference between the deposit rate and an alternative cost of funds rate.

          (f) Trust Preferred Securities

The fair value of trust preferred securities are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates of similar types of borrowing arrangements.

          (g) Other Borrowed Funds

Other borrowed funds consist of FHLB advances. The carrying amount of FHLB advances are estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates of similar types of borrowing arrangements.

          (h) Accrued Interest

The carrying value of accrued interest approximates fair value.

          (i) Off-balance Sheet Items

The fair value of commitments to extend credit can be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. It is not practicable to estimate fair value on these instruments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2002		2001

	Carrying		Carrying
	value	Fair value	value	Fair value

Financial assets:
Cash and cash equivalents	$20,882	$20,882	$16,838	$16,838
Interest-earning deposits	12,005	12,005	427	427
Federal funds sold	23,000	23,000	2,500	2,500
FHLB stock	2,158	2,158	2,029	2,029
Investment securities:
Available for sale	9,102	9,102	4,145	4,145
Held to maturity	15,073	15,976	18,401	18,875
Loans	436,703	435,581	377,483	376,443
Accrued interest receivable	2,037	2,037	2,125	2,125
Financial liabilities:
Deposits	462,995	462,490	367,175	366,575
Trust preferred securities	15,000	14,937	—	—
Other borrowed funds	15,000	14,976	32,500	32,478
Accrued interest payable	901	901	938	938
Off-balance sheet items:
Loan commitments	74,309	74,309	67,644	67,644
Standby letters of credit	733	733	407	407

(15) Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented below:

	December 31

	2002	2001
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$170	$409
Other assets	408	184
Investment in subsidiaries	53,860	34,484

Total assets	$54,438	$35,077

Liabilities:
Junior subordinated debentures	$15,006	$—
Other liabilities	—	100
Shareholders’ equity:
Common stock	21,025	16,124
Retained earnings	18,363	18,782
Accumulated other comprehensive income, net	44	71

Total shareholders’ equity	39,432	34,977

Total liabilities and shareholders’ equity	$54,438	$35,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2002	2001	2000
Condensed Statements of Income
Interest income:
Interest-earning deposits	$1	$34	$116
Common securities	13	—	—

Total interest income	14	34	116
Interest expense:
Junior subordinated debenture	424	—	—

Net interest income (loss)	(410)	34	116
Noninterest expense	(185)	(342)	(226)

Loss before income tax benefit and undistributed earnings of subsidiaries	(595)	(308)	(110)
Income tax benefit	202	86	32

Loss before undistributed earnings of subsidiaries	(393)	(222)	(78)
Undistributed earnings of subsidiaries	5,730	4,506	2,863

Net income	$5,337	$4,284	$2,785

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2002	2001	2000
Condensed Statements of Cash Flows
Operating activities:
Net income	$5,337	$4,284	$2,785
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(5,730)	(4,591)	(2,895)
Dividends from bank	1,346	—	—
Dividends to trust	(13)	—	—
Modification to stock award	—	—	79
Stock option compensation	14	—	—
Other assets	(224)	6	7
Other liabilities	(100)	95	(14)

Net cash used in operating activities	630	(206)	(38)

Investing activities:
Investment in subsidiaries	(15,006)	—	—

Financing activities:
Dividends paid to shareholders	(1,087)	(972)	(808)
Proceeds from exercise of stock options and stock issuances	218	66	116
Repurchased and retired stock	—	—	(550)
Proceeds from junior subordinated debentures	15,006	—	—

Net cash provided by (used in) financing activities	14,137	(906)	(1,242)

Increase in cash and cash equivalents	(239)	(1,112)	(1,280)
Cash and cash equivalents at beginning of year	409	1,521	2,801

Cash and cash equivalents at end of year	$170	$409	$1,521

(16) Commitments

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

December 31, 2002

2003	$397
2004	377
2005	311
2006	237
2007	180
Thereafter	1,009

Total	$2,511

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Rent expense applicable to operating leases for the years ended December 31, 2002, 2001 and 2000 was $225, $197 and $208, respectively.

          (b)     Commitments to Extend Credit

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include: property, plant and equipment; accounts receivable; inventory; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2002.

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2002 and 2001.

Commitments to extend credit were as follows:

December 31, 2002

Loan commitments
Fixed rate	$9,353
Variable rate	63,494
Standby letters of credit	733

          (c)     Lines of Credit

The Company had a line of credit with the FHLB of $80,185 at December 31, 2002, of which, $15,000 was outstanding. The Company also had unused lines of credit with financial institutions amounting to $14,000 at December 31, 2002.

(17) Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(18) Subsequent Events

On January 16, 2003, the Board of Directors declared a cash dividend of $0.07 per share to shareholders of record as of February 10, 2003, payable on February 26, 2003.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(19) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$8,437	$8,741	$8,986	$9,047
Interest expense	2,582	2,576	2,881	2,633

Net interest income	5,855	6,165	6,105	6,414
Provision for loan losses	(989)	(889)	(589)	(1,399)

Net interest income after provision for loan losses	4,866	5,276	5,516	5,015
Noninterest income	1,257	874	945	1,538
Noninterest expense	3,926	4,082	4,421	4,802

Income before provision for income taxes	2,197	2,068	2,040	1,751

Provision for income taxes	(760)	(676)	(720)	(563)

Net income	$1,437	$1,392	$1,320	$1,188

Basic earnings per share	$0.32	$0.31	$0.29	$0.26
Diluted earnings per share	0.30	0.29	0.28	0.25
Cash dividends declared	0.065	0.065	0.065	0.065

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$7,834	$8,262	$8,425	$8,525
Interest expense	3,758	3,593	3,245	2,857

Net interest income	4,076	4,669	5,180	5,668
Provision for loan losses	(405)	(655)	(755)	(965)

Net interest income after provision for loan losses	3,671	4,014	4,425	4,703
Noninterest income	852	985	1,003	1,271
Noninterest expense	3,425	3,515	3,673	4,109

Income before provision for income taxes	1,098	1,484	1,755	1,865

Provision for income taxes	(297)	(400)	(593)	(628)

Net income	$801	$1,084	$1,162	$1,237

Basic earnings per share	$0.18	$0.24	$0.26	$0.28
Diluted earnings per share	0.17	0.23	0.25	0.26
Cash dividends declared	0.06	0.06	0.06	0.06

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

The Company filed a Form 8-K on November 21, 2001 in which it announced that, on November 15, 2001, the Company had determined that it would not reappoint KPMG LLP as its independent accountants, effective upon KPMG LLP’s completion of the audit of the Company’s financial statements as of, and for the year ended, December 31, 2001 and the issuance of their report thereon. The Company also announced that it had engaged Moss Adams LLP as its independent accountants effective after KPMG LLP completed its audit of the Company’s financial statements as of, and for the year ended, December 31, 2001 and the issuance of their report thereon. The decision to change accountants was approved by the Company’s full board of directors.

Upon filing of the 2001 Form 10-K report, the Company’s engagement of KPMG LLP was terminated. KPMG LLP’s report on the financial statements for the year ended December 31, 2001 included in the Form 10-K report did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. During the 2001 and 2000 fiscal years and the subsequent interim periods, the Company did not have any disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company engaged Moss Adams LLP as its independent accountants effective March 22, 2002, as of, and for the year ended December 31, 2002.

The Company requested KPMG LLP to furnish a letter addressed to the SEC stating whether it agrees with the statements contained in this Item 9. A copy of that letter, dated March 20, 2002, was filed as an Exhibit to the 2001 Form 10-K.

PART III

Item 10. Directors and Executive Officers

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” beginning at page 4 of the Company’s definitive Proxy Statement dated March 21, 2003 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 24, 2003.

The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” beginning at page 15 of the Proxy Statement.

Item 11. Executive Compensation

For information concerning executive compensation see “Executive Compensation” beginning at page 8 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” beginning at page 3 of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” beginning at page 15 of the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 14. Controls and Procedures

Within 90 days prior to the date of this report management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the principal executive and financial officers each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require WBCO to take any corrective actions with regard to significant deficiencies or material weaknesses.

Item 15. Exhibits and Reports on Form 8-K

Financial Statements:

The following Financial Statements of the Company are included in this Form 10-K.

Page

30	Independent Auditors’ Report
31	Independent Auditors’ Report
32	Consolidated Statements of Financial Condition — December 31, 2002 and 2001
33	Consolidated Statements of Income — Years ended December 31, 2002, 2001 and 2000
34	Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2002, 2001 and 2000
34	Consolidated Statements of Comprehensive Income — Years ended December 31, 2002, 2001 and 2000
35	Consolidated Statements of Cash Flows — Years ended December 31, 2002, 2001 and 2000
36	Notes to Consolidated Financial Statements

Exhibits:

See “Index of Exhibits.”

Reports on Form 8-K:

The Company did not file any current reports on Form 8-K during the fourth quarter of 2002.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Michal D. Cann, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure and controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Phyllis A. Hawkins, certify that:

1.	I have reviewed this annual report on Form 10-K of Washington Banking Company;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	Designed such disclosure controls and procedures, or caused such disclosure and controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	Presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins
Senior Vice President and
Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 20th of March, 2003.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 20th of March, 2003.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 20, 2003, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Jerry C. Chambers

Karl C. Krieg, III
Marlen L. Knutson
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Alvin J. Sherman
Edward J. Wallgren

By	/s/ Michal D. Cann

Michal D. Cann
Attorney-in- fact
March 20, 2003

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)
3.2	Amended and Restated Articles of Incorporation of the Company(1)
3.3	Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)
4.2	Stock Repurchase Plan(3)

10.1	1992 Employee Stock Option Plan(1)
10.2	1993 Director Stock Option Plan(1)
10.3	1998 Stock Option and Restricted Stock Award Plan(2)
10.4	Form of Severance Agreement(1)

16	Letter regarding Change in Certifying Accountant(4)

21	Subsidiaries of the Registrant

23.1	Consent of Moss Adams LLP
23.2	Consent of KPMG LLP

24	Power of Attorney

99.1	Section 906 Certification of Chief Executive Officer
99.2	Section 906 Certification of Chief Financial Officer

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.

(4)	Incorporated by reference to the Form 10-K dated March 22, 2002, previously filed by the Company.