Form 10-Q
period 2003-03-31
WASHINGTON BANKING CO
filed 2003-05-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

        [X] Quarterly report pursuant to Section 13 or l5(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2003

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

Yes [ ] No [ X ]



        The number of shares of the issuer's Common Stock outstanding at
                            May 8, 2003 was 4,656,378.

                                Table of Contents

                                     PART I

                                                                                                             Page

Item 1.       Financial Statements

                  Condensed Consolidated Statements of Financial Condition -
                       March 31, 2003 and December 31, 2002                                                    1

                  Condensed Consolidated Statements of Income -
                       Three Months Ended March 31, 2003 and 2002                                              2

                  Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income -
                       Three Months Ended March 31, 2003 and 2002                                              3

                  Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2003 and 2002                                              4

                  Notes to Condensed Consolidated Financial Statements                                         5

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations            8
Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                      19
Item 4.       Controls and Procedures                                                                         19

                                     PART II

Item 6.       Exhibits and Reports on Form 8-K                                                                19
                  Signatures                                                                                  20
                  Certification of Chief Executive Officer                                                    21
                  Certification of Chief Financial Officer                                                    22

                                     PART I
Item 1. Financial Statements

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Financial Condition
                      March 31, 2003 and December 31, 2002
                  (Dollars in thousands, except per share data)

                                                                                 March 31,         December 31,
                                  Assets                                            2003               2002
                                                                               ---------------    ----------------
                                                                                 (unaudited)
Cash and due from banks                                                      $        21,007    $        20,882
     ($2,641 and $1,316, respectively, are restricted)
Interest-earning deposits                                                             11,895             12,005
Federal funds sold                                                                    32,000             23,000
                                                                               ---------------    ----------------
     Total cash, restricted cash and cash equivalents                                 64,902             55,887
                                                                               ---------------    ----------------

Investment securities available for sale                                               7,578              9,102
Investment securities held to maturity                                                14,946             15,073
                                                                               ---------------    ----------------
     Total investment securities                                                      22,524             24,175
                                                                               ---------------    ----------------

Federal Home Loan Bank stock                                                           2,194              2,158

Loans held for sale                                                                    4,209              6,629
Loans receivable                                                                     448,148            430,074
Allowance for loan losses                                                             (5,875)            (5,514)
                                                                               ---------------    ----------------
     Total loans, net                                                                446,482            431,189
                                                                               ---------------    ----------------

Premises and equipment, net                                                           17,300             16,750
Other real estate owned                                                                  595                592
Deferred tax assets                                                                    1,205              1,207
Other assets                                                                           3,979              3,454
                                                                               ---------------    ----------------
              Total assets                                                   $       559,181    $       535,412
                                                                               ===============    ================
                   Liabilities and Shareholders' Equity
Liabilities:
     Deposits
          Noninterest-bearing                                                $        63,293    $        61,647
          Interest-bearing                                                           422,336            401,348
                                                                               ---------------    ----------------
              Total deposits                                                         485,629            462,995
                                                                               ---------------    ----------------

     Other borrowed funds                                                             15,000             15,000
     Trust preferred securities                                                       15,000             15,000
     Other liabilities                                                                 2,885              2,985
                                                                               ---------------    ----------------
              Total liabilities                                                      518,514            495,980
                                                                               ---------------    ----------------
Commitments and contingencies                                                             --                 --

Shareholders' equity:
     Preferred stock, no par value.  Authorized 20,000 shares:
        no shares issued or outstanding                                                   --                 --
     Common stock, no par value.  Authorized 10,000,000 shares:
        issued and outstanding 4,656,378 and 4,541,123
        shares at March 31, 2003 and December 31, 2002, respectively                  21,342             21,025
     Retained earnings                                                                19,278             18,363
     Accumulated other comprehensive income, net                                          47                 44
                                                                               ---------------    ----------------
              Total shareholders' equity                                              40,667             39,432
                                                                               ---------------    ----------------
              Total liabilities and shareholders' equity                     $       559,181    $       535,412
                                                                               ===============    ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
             Three months ended March 31, 2003 and 2002 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                  Three Months Ended March 31
                                                                                    2003               2002
                                                                               ---------------    ----------------
Interest income:
     Interest and fees on loans                                              $        8,502     $        8,129
     Interest on taxable investment securities                                           76                 82
     Interest on tax-exempt investment securities                                       169                192
     Other                                                                              119                 34
                                                                               ---------------    ----------------
              Total interest income                                                   8,866              8,437

Interest expense:
     Interest on deposits                                                             1,995              2,413
     Interest on other borrowings                                                       156                169
     Interest on trust preferred securities                                             189                 --
                                                                               ---------------    ----------------
              Total interest expense                                                  2,340              2,582
                                                                               ---------------    ----------------
                    Net interest income                                               6,526              5,855
Provision for loan losses                                                              (763)              (989)
                                                                               ---------------    ----------------
              Net interest income after
                 provision for loan losses                                            5,763              4,866

Noninterest income:
     Service charges and fees                                                           477                429
     Gain on sale of loans                                                              458                271
     Secondary market fees                                                               69                 23
     Gain on sale of assets                                                              --                188
     Other                                                                              266                346
                                                                               ---------------    ----------------
              Total noninterest income                                                1,270              1,257
Noninterest expense:
     Salaries and benefits                                                            3,085              2,319
     Occupancy                                                                          850                711
     Office supplies and printing                                                       171                120
     Data processing                                                                    115                 88
     Consulting and professional fees                                                    63                 56
     Other                                                                              864                632
                                                                               ---------------    ----------------
              Total noninterest expense                                               5,148              3,926
                                                                               ---------------    ----------------
              Income before income taxes                                              1,885              2,197
Provision for income taxes                                                             (645)              (760)
                                                                               ---------------    ----------------
              Net income                                                     $        1,240     $        1,437
                                                                               ===============    ================

Net income per share, basic                                                  $         0.27     $         0.32
                                                                               ===============    ================
Net income per share, diluted                                                $         0.26     $         0.30
                                                                               ===============    ================

Average number of shares outstanding, basic                                       4,608,933          4,460,775
Average number of shares outstanding, diluted                                     4,760,690          4,726,069

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
            Condensed Consolidated Statements of Shareholders' Equity
                            and Comprehensive Income
             Three months ended March 31, 2003 and 2002 (unaudited)
                        (Dollars and shares in thousands)


                                                                                           Accumulated
                                                                                              other
                                                       Common stock                       comprehensive         Total
                                                   ----------------------   Retained         income         shareholders'
                                                     Shares      Amount     earnings       (loss), net         equity
                                                   ---------  -----------  -----------   ----------------  ----------------
Balances at December 31, 2001                         4,055  $   16,124   $   18,782    $         71      $     34,977
Comprehensive income:
    Net income                                           --          --        1,437              --             1,437
    Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax of $12                                   --          --           --             (24)              (24)
                                                                                                           ----------------
        Total comprehensive income                                                                               1,413
Cash dividend, $0.065 per share                          --          --         (264)             --              (264)
                                                   ---------  -----------  -----------   ----------------  ----------------
Balances at March 31, 2002                            4,055  $   16,124   $   19,955    $         47      $     36,126
                                                   =========  ===========  ===========   ================  ================


Balances at December 31, 2002                         4,541  $   21,025   $   18,363    $         44      $     39,432
Comprehensive income:
    Net income                                           --          --        1,240              --             1,240
    Net change in unrealized gain (loss)
     on securities available for sale,
     net of tax of $ (1)                                 --          --           --               3                 3
                                                                                                           ----------------
        Total comprehensive income                                                                               1,243
Cash dividend, $0.07 per share                           --          --         (325)             --              (325)
Stock option compensation                                --           6           --              --                 6

Stock options exercised                                 115         311           --              --               311
                                                   ---------  -----------  -----------   ----------------  ----------------
Balances at March 31, 2003                            4,656  $   21,342   $   19,278    $         47      $     40,667
                                                   =========  ===========  ===========   ================  ================

See accompanying notes to condensed consolidated financial statements.

                           WASHINGTON BANKING COMPANY
                                AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             Three months ended March 31, 2003 and 2002 (unaudited)
                  (Dollars in thousands, except per share data)

                                                                                 Three Months Ended March 31
                                                                                    2003                2002
                                                                              ---------------      --------------
Cash flows from operating activities:
     Net income                                                             $       1,240        $       1,437
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Federal Home Loan Bank stock dividends                                       (36)                 (30)
         Amortization (accretion) of investment premiums, net                          25                  (29)
         Provision for loan losses                                                    763                  989
         Net decrease in loans held for sale                                        2,420                  854
         Depreciation of premises and equipment                                       356                  318
         Net gains on sale of premises and equipment and real estate                   --                 (188)
         Net gains on sale of other real estate                                        (8)                  --
         Net increase in other assets                                                (525)                (469)
         Stock option compensation                                                      6                   --
         Net decrease in other liabilities                                           (100)                (459)
                                                                              ---------------      --------------
                  Net cash provided by operating activities                         4,141                2,423
                                                                              ---------------      --------------

Cash flows from investing activities:
     Purchases of investment securities available for sale                             --                 (500)
     Maturities/calls of investment securities available for sale                     500                   --
     Principal payments on mortgage-backed securities                               1,006                   --
     Maturities/calls of investment securities held to maturity                       125                1,000
     Net increase in loans                                                        (18,546)             (25,236)
     Purchases of premises and equipment                                             (906)                (339)
     Proceeds from the sale of premises and equipment                                  --                  271
     Proceeds from the sale of other real estate owned                                 75                   --
                                                                              ---------------      --------------
                  Net cash used in investing activities                           (17,746)             (24,804)
                                                                              ---------------      --------------

Cash flows from financing activities:
     Net increase in deposits                                                      22,634               24,076
     Net decrease in other borrowed funds                                              --              (15,000)
     Net increase in federal funds purchased                                           --               12,500
     Dividends paid on common stock                                                  (325)                (264)
     Proceeds from stock options exercised                                            311                   --
                                                                              ---------------      --------------
                  Net cash provided by financing activities                        22,620               21,312
                                                                              ---------------      --------------
                  Net increase (decrease) in cash and cash equivalents              9,015               (1,069)
Cash and cash equivalents at beginning of period                                   55,887               19,765
                                                                              ---------------      --------------
Cash and cash equivalents at end of period                                  $      64,902        $      18,696
                                                                              ===============      ==============
Supplemental information:
     Loans foreclosed and transferred to other real estate owned            $          70        $          --
     Loans made on bank-owned property sold                                            34                  224
     Cash paid for interest                                                         2,448                2,611
     Cash paid for taxes                                                               --                  425

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(1)   Description of Business and Summary of Significant Accounting Policies

  (a)   Description of Business

Washington Banking Company ("WBCO") is a registered bank holding company formed on April 30, 1996. At March 31, 2003, WBCO had three wholly-owned subsidiaries - Whidbey Island Bank ("WIB" or the "Bank"), the Company's principal subsidiary; Washington Banking Capital Trust I (the "Trust"); and Washington Funding Group, Inc. ("WFG"). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region's economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers' ability to repay their loans is dependent upon the economic conditions affecting this area.

The Trust, the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing Trust Preferred Securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

WFG, the third subsidiary of WBCO, was formed in January 2003 for the purpose of expanding the Bank's current wholesale mortgage real estate lending platform. In addition to an existing office in Burlington, Washington, WFG opened offices in Bend, Coos Bay and Portland, Oregon during the first quarter of 2003. WFG will underwrite loans originated by mortgage brokers in the Washington, Oregon and Idaho markets, and then sell a large majority of them to secondary market investors, including Freddie Mac and Fannie Mae.

  (b)   Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries (together, the "Company"). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003. In management's opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

Certain amounts in 2002 may have been reclassified to conform with the 2003 financial statement presentation.

  (c) Recent Financial Accounting Pronouncements

In November 2002 the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," ("FIN 45"). FIN 45 requires that a liability be recognized at the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures, for interim and annual periods, which are located in Note 5. The Company has adopted the provisions of FIN 45 and has properly disclosed their affect in the current period financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Bank's financial position or results of operations.

(2)   Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share ("EPS") computations:

                                                               Three Months Ended March 31, 2003
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    1,240                 4,608,933        $      0.27
Effect of dilutive securities: stock options              --                   151,757              (0.01)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    1,240                 4,760,690        $      0.26
                                                    ==============     ====================     =============

                                                               Three Months Ended March 31, 2002
                                                    ---------------------------------------------------------
                                                                            Weighted             Per share
                                                       Income            average shares            amount
                                                    --------------     --------------------     -------------
Basic EPS
Income available to common shareholders           $    1,437                 4,460,775        $      0.32
Effect of dilutive securities: stock options              --                   265,294              (0.02)
                                                    --------------     --------------------     -------------
Diluted EPS                                       $    1,437                 4,726,069        $      0.30
                                                    ==============     ====================     =============

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividend. At March 31, 2003 and 2002, there were options to purchase 364,789 and 498,561 shares of common stock outstanding, respectively, of which 17,633 and 37,950 shares, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

(3)   Stock-Based Compensation

The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and Financial Accounting Standards Board ("FASB")
Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44"). Generally, stock options are issued at a price equal to the fair value of the Bank's stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Bank's financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," to stock-based employee compensation.

                                            Three Months Ended March 31
                                             2003              2002
                                        ----------------  ----------------
Net income, as reported               $       1,240     $      1,437
Stock compensation recognized                     6               --
Additional compensation for
         fair value of stock options            (22)             (15)
                                        ----------------  ----------------
Pro forma net income                  $       1,224     $      1,422
                                        ================  ================
Basic earnings per share:
         As reported                  $        0.27      $      0.32
         Pro forma                             0.27             0.32
Diluted earnings per share:
         As reported                           0.26             0.30
         Pro forma                             0.26             0.30

(4)   Subsequent Event

On April 24, 2003, the Board of Directors declared a cash dividend of $0.07 per share to shareholders of record as of May 5, 2003 and payable on May 20, 2003.

(5)   Commitments

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2003. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of March 31, 2003.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

As of March 31, 2003, the commitments under these agreements were as follows:

             Standby Letters of Credit and Financial Guarantees $623

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------
Note Regarding Forward-Looking Statements: This Form 10-Q may include forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements describe Washington Banking Company's (the "Company) management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company's business plan and the strength of the local economy. The words "will," "believe," "expect," "should," "anticipate" and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company's ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) greater than expected costs or difficulties related to the integration of acquisitions; (5) increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company's ability to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
--------------------------------------------------------------------------------
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.

Overview

Washington Banking Company ("WBCO" or the "Company") is a registered bank holding company with three wholly-owned direct subsidiaries: Whidbey Island Bank (the "Bank"), Washington Banking Capital Trust I (the "Trust") and Washington Funding Group, Inc. ("WFG"). The Company's principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance

Corporation (the "FDIC"), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Company also offers nondeposit investment products, which are not FDIC insured, through the Bank's subsidiary, WIB Financial Services, Inc.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

WFG, a wholesale mortgage real estate lending company, is a Washington State corporation formed in January 2003. The purpose of this subsidiary is to provide underwriting service to mortgage brokers and others for real estate mortgage loans. The loans are originated and sold in the name of the Bank. In addition to an existing office in Burlington, Washington, WFG opened offices in Bend, Coos Bay and Portland, Oregon during the first quarter of 2003. The Company expects WFG will underwrite loans originated by mortgage brokers in the Washington, Oregon and Idaho markets, and then sell a large majority of them to secondary market investors, including Freddie Mac and Fannie Mae.

Headquartered in Oak Harbor, the Company's primary market area is located in northwestern Washington State between Seattle and the Canadian border. Its geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom Counties, however, additional areas will be considered if they meet the Company's criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented.

The Company's strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company's growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company's success. The Company's primary objectives are to improve profitability and operating efficiencies, to increase market penetration in areas currently served, and to continue an expansion strategy in appropriate market areas.

Management recognizes that growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel, and that earnings may be negatively affected.

The Company's market areas encompass distinct economies. These economies have evolved from being heavily dependent upon forestry, fishing and farming to economies with much more diverse blends of industries including retail trade, services, manufacturing, tourism and a large military presence. While Washington State's economy, and particularly that of the Puget Sound region, experienced strong growth during the 1990's, those economies slowed during recent years as the commercial airline and aerospace industries began to contract in the Puget Sound region. During 2002, the Company's market area continued to feel the effects of the country's overall economic slowdown, which appeared to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The recent military build-up appears to have had a positive economic impact on the region due to the large military bases located in the area, but timing of an economic recovery for Washington State is uncertain.

Financial Condition

Total Assets. Total assets increased to $559.2 million at March 31, 2003 from $535.4 million at December 31, 2002, an increase of 4.4%. This increase resulted from short-term investments in federal funds and growth in the loan portfolio, which was funded by deposit growth, investment maturities and borrowings.

Total Loans. Total loans were $452.4 million at March 31, 2003, an increase of 3.6% from $436.7 million at December 31, 2002. The Company increased its allowance for loan losses to $5.9 million at March 31, 2003 representing 1.30% of total loans, from $5.5 million or 1.26% at December 31, 2002, to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and improving coverage.

Total Investment Securities. Total investment securities were $22.5 million and $24.2 million at March 31, 2003 and December 2002, respectively, a decrease of 6.8% due to the maturity of investments. The continued low interest rate environment and anticipated increase in loan demand prompted management to slowly purchase short-term investments, building the portfolio with "laddered" (staggered maturities) securities that reflect the Company's investment policy guidelines and help achieve the objectives of the business plan of the Company.

Premises and Equipment. Premises and equipment, net of depreciation, were $17.3 million and $16.8 million at March 31, 2003 and December 31, 2002. The increase reflects the construction of a new building for the Camano office and related furniture and fixtures, as well as remodeling improvements to the Burlington Financial Center completed during the first quarter of 2003.

The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of value-added growth.

Deposits. Deposits grew 4.9% to $485.6 million at March 31, 2003 from $463.0 million at December 31, 2002. Management's philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting the customers' financial needs and providing exceptional service. Management attributes the Company's successful deposit growth to its continuing deposit promotions, cross-sales efforts, financial planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market.

Average noninterest-bearing deposits increased 20.0%, at March 31, 2003 from March 31, 2002, while average interest-bearing deposits increased 20.6%, compared to the like period a year ago. In addition to this increase, the Company experienced a shift in the deposit mix. Average interest demand and money market deposits represented 44.45% of total average interest-bearing deposits at March 31, 2003 compared to 38.93% for the like period a year ago.

Average savings deposits and average CDs represented 8.02% and 47.53%, respectively, of total average interest-bearing deposits at March 31, 2003 compared to 8.56% and 52.51%, respectively for the like period a year ago. All deposit product averages increased during 2003 as management focused on attracting deposits and establishing customer relationships.

Shareholders' Equity. The Company's shareholders' equity increased 3.1% to $40.7 million at March 31, 2003 from $39.4 million at December 31, 2002. The increase reflects earnings, proceeds from stock options exercised, stock option compensation and an increase in unrealized gain on available-for-sale securities, net of tax, offset by the payment of cash dividends during the first three months of 2003.

Consolidated  Average  Balance  Sheet and  Analysis of Net  Interest  Income and
Expense

The following table sets forth at the dates indicated the Company's consolidated average balance sheet and analysis of net interest income and expense:

                                  Three Months Ended March 31, 2003          Three Months Ended March 31, 2002
                                 Average       Interest     Average          Average      Interest      Average
(Dollars in thousands)           balance      earned/paid  yield (1)         balance     earned/paid   yield (1)
                                -----------   -----------  -----------     ------------  ------------ ------------
           Assets
Loans (2)                      $  441,424    $   8,502        7.70%       $  389,600    $   8,129        8.35%
Federal funds sold                 18,401           50        1.09%              869            3        1.38%
Interest-earning cash              11,952           33        1.10%              291            1        1.37%
Investments:
     Taxable                       11,046          112        4.06%            7,908          112        5.67%
     Non-taxable (3)               14,447          226        6.26%           16,394          257        6.27%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-earning assets           497,270        8,923        7.18%          415,062        8,502        8.19%
Noninterest-earning assets         35,342                                     31,458
                                -----------                                ------------
     Total assets              $  532,612                                 $  446,520
                                ===========                                ============

       Liabilities and
    Shareholders' equity
Deposits:
     Interest demand and
      money market             $  177,617    $     514        1.16%       $  128,933    $     548        1.70%
     Savings                       32,028           69        0.86%           28,365          106        1.49%
     CDs                          189,913        1,412        2.97%          173,921        1,759        4.05%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing deposits         399,558        1,995        2.00%          331,219        2,413        2.91%
Federal funds purchased                --           --        0.00%            5,339           25        1.87%
Trust preferred securities         15,000          189        5.04%               --           --        0.00%
Other interest-bearing
liabilites                         15,121          156        4.13%           21,853          144        2.64%
                                -----------   -----------  -----------     ------------  ------------ ------------
Interest-bearing liabilities      429,679        2,340        2.18%          358,411        2,582        2.88%
Noninterest-bearing deposits       60,757                                     50,620
Other noninterest-bearing
liabilities                         2,401                                      2,000
                                -----------                                ------------
Total liabilities                 492,837                                    411,031
Shareholders' equity               39,775                                     35,489
                                -----------                                ------------
     Total liabilities and
       shareholders' equity    $  532,612                                 $  446,520
                                ===========                                ============

Net interest income (3)                      $   6,583                                  $   5,920
                                              ===========                                ============
Net interest spread (1)                                       5.00%                                      5.31%
                                                           ===========                                ============
Net interest margin (1)                                       5.30%                                      5.71%
                                                           ===========                                ============

(1) Annualized
(2) Includes loan fees of $358 and $280 for the three months ended March 31,2003 and 2002, respectively.
(3) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $57 and $65 for the three months ended March 30, 2003 and 2002, respectively.

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

Net Income. Net income for the first quarter of 2003 decreased $197,000, or 13.7%, to $1.2 million or $0.26 per diluted share, from $1.4 million or $0.30 per diluted share, for the first quarter of 2002. The decrease was due to a $1.2 million increase in noninterest expense in the first quarter of 2003 coupled with the $187,000 gain on sale of assets from the sale of the vacated North Whidbey branch property in the first quarter 2002.

Net Interest Income. Net interest income for the first quarter of 2003 increased 11.5% to $6.5 million from $5.9 million for the first quarter of 2002. The increase is largely due to interest income from increased average loan volume, combined with a decrease in the cost of funds. The continued low rate environment has improved our cost of funds and helped offset the lower interest-earning asset yield.

Average interest-earning assets for the first quarter increased to $497.3 million at March 31, 2003, compared to $415.1 million at March 31, 2002, a growth of 19.8%, while the average yield on interest-earning assets decreased to 7.18% compared to 8.19% in first quarter of the prior year. The average yield on loans decreased to 7.70% for the quarter ended March 31, 2003 from 8.35% for the quarter ended March 31, 2002.

The average cost of interest-bearing liabilities decreased in the first quarter of 2003 to 2.18% from 2.88% for the quarter ended March 31, 2002. Average interest-bearing liabilities for the quarter increased to $429.7 million at March 31, 2003 compared to $358.4 million at March 31, 2002, a growth of 19.9%.

The overall result of these changes was a decrease in the net interest spread to 5.00% for the quarter ended March 31, 2003 from 5.31% for the quarter ended March 31, 2002. Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.30% in the first quarter of 2003 from 5.71% in the first quarter of 2002.

Noninterest Income. Noninterest income increased $13,000, or 1.0%, in the first quarter of 2003 compared to the same period in 2002. This slight increase was due to an increase in the gain on sale of loans and secondary market fees from the sale of real estate loans in the first quarter of 2003, offset by the $187,000 gain on sale of the vacated North Whidbey branch property in the first quarter of 2002.

The $23,000 net loss from WIB Financial Services, Inc., the Bank's subsidiary, which offers nondeposit investment products to customers, also impacted noninterest income. Management is not satisfied with the performance of the subsidiary and its product delivery system. The Company is reviewing alternatives that will provide customers with a means to achieve a balanced, diversified, managed portfolio while improving noninterest income for the Bank. This review process is near completion and the Company expects to announce its new program within the next few weeks.

Noninterest Expense. Noninterest expense increased $1.2 million, or 31.1%, in the first quarter of 2003. Three major components of noninterest expense, employee compensation, occupancy and other noninterest expense increased 33.0%, 19.5% and 36.7% respectively, for the quarter compared with the like period in 2002.

The majority of these expenses reflect costs associated with the Company's newly formed wholesale mortgage real estate lending company, WFG and the expansion of Bank branches. The Company moved into Stanwood, Fairhaven and Smokey Point and relocated its Camano Island branch. In addition to the cost of staffing these new areas, the Company experienced a cost increase in employee benefits.

The increase in other noninterest expense consisted of increased expenditures in education, including recent corporate governance education for directors and ATM expense. Donations also increased as the Company has committed to supporting additional organizations in its new market areas. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 66.03% for the first quarter 2003 compared to 55.2% for the like period in 2002.

Income Taxes. For the first quarter of 2003, the Company recorded an income tax provision of $645,000. The overall effective tax rate was approximately 34% for both the three months ended March 31, 2003 and 2002.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company's loan portfolio composition by type of loan at the dates indicated:

                                               March 31, 2003                    December 31, 2002
                                       -------------------------------     -------------------------------
(Dollars in thousands)                    Balance        % of total           Balance        % of total
                                       ---------------  --------------     ---------------  --------------
Commercial                            $      90,364          20.0%        $     91,816           21.0%
Real estate mortgages:
  One-to-four family residential             41,179           9.1%              46,806           10.7%
  Five-or-more family
    residential and commercial              107,425          23.8%              94,404           21.6%
                                       ---------------  --------------     -------------------------------
     Total real estate mortgages            148,604          32.9%             141,210           32.4%

Real estate construction                     49,689          11.0%              40,112            9.2%
Consumer                                    163,428          36.1%             163,368           37.4%
                                       ---------------  --------------     -------------------------------
  Subtotal                                  452,085         100.0%             436,506          100.0%
                                                        ==============                      ==============
Less: allowance for loan losses              (5,875)                            (5,514)
Deferred loan fees, net                         272                                197
                                       ---------------                     ---------------
Loans, net                            $     446,482                       $    431,189
                                       ===============                     ===============

Total loans, net, increased to $446.5 million at March 31, 2003, representing a 3.5% increase from year-end 2002. Real estate mortgage and real estate construction loans increased 5.2% and 23.9% respectively, while consumer loans remained flat and total commercial loans decreased 1.6% at March 31, 2003 from year-end 2002. Indirect dealer loans were $101.7 million, or 62.2% of the consumer loan portfolio at March 31, 2003, as compared to $94.2 million, or 57.6%, at December 31, 2002. The commercial loan decrease reflects some weakening in the local economy, with real estate loan growth driven by the favorable interest rate environment.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming assets at the dates indicated:


    (Dollars in thousands)                                           March 31, 2003           December 31, 2002
                                                                  ----------------------    -----------------------
    Nonaccrual loans                                            $            3,062        $            3,222
    Restructured loans                                                          --                        --
                                                                  ----------------------    -----------------------
       Total nonperforming loans                                             3,062                     3,222
    Real estate owned                                                          595                       592
                                                                  ----------------------    -----------------------
       Total nonperforming assets                               $            3,657        $            3,814
                                                                  ======================    =======================

    Accruing loans past due >= 90 days                          $               --                   $    --
    Potential problem loans                                                    120                        --
    Allowance for loan losses                                                5,875                     5,514

    Nonperforming loans to loans                                             0.68%                     0.74%
    Allowance for loan losses to loans                                       1.30%                     1.26%
    Allowance for loan losses to nonperforming loans                       191.87%                   171.14%
    Nonperforming assets to total assets                                     0.65%                     0.71%

Nonperforming loans decreased to $3.1 million, or 0.68% of total loans, at March 31, 2003 from $3.2 million, or 0.74% of total loans, at December 31, 2002. The current loan loss reserve of $5.9 million represents 191.87% of nonperforming loans as compared to 171.14% of nonperforming loans at December 31, 2002. The loan loss reserve is 1.30% of total loans at March 31, 2003 as compared to 1.26% at December 31, 2002.

Provision and Allowance for Loan Losses. The Company recorded a $763,000 provision for loan losses for the first quarter of 2003, compared with $989,000 for the like period a year ago. Net loan charge-offs were $402,000 during the first quarter of 2003, compared to $277,000 for the like period last year. In addition to timing issues, the increase in charge-offs is attributed to an aggressive stance on consumer delinquencies and a tightening of the Bank's consumer lending standards.

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

Net loan charge-offs attributed to indirect dealer loans were $196,000, representing 0.20% of average indirect dealer loans during the first three months of 2003, compared to $183,000, or 0.24% of average indirect dealer loans for the like period in 2002. Management has tightened consumer lending standards over the last year and established additional guidelines and limits on lending to certain industries in order to mitigate risk.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio. This includes a review of problem loans, general business and economic conditions, seasoning of the loan portfolio, bank regulatory examination results and findings of internal credit examiners, loss experience and an overall evaluation of the quality of the underlying collateral. The allowance is reviewed quarterly by management. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

The following table sets forth the changes in the Company's allowance for loan losses at the dates indicated. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

                                                  Three Months Ended March 31
(Dollars in thousands)                           2003                     2002
                                           -----------------        -----------------
Balance at beginning of period          $       5,514            $       4,308
Charge-offs:
      Commercial                                  (71)                     (28)
      Real estate                                 (30)                       -
      Consumer                                   (377)                    (296)
                                           -----------------        -----------------
      Total charge-offs                 $        (478)           $        (324)

Recoveries:
      Commercial                                    4                        1
      Real estate                                   -                        -
      Consumer                                     72                       46
                                           -----------------        -----------------
      Total recoveries                  $          76            $          47
                                           -----------------        -----------------
Net charge-offs                                  (402)                    (277)
Provision for loan losses                         763                      989
                                           -----------------        -----------------
Balance at end of period                $       5,875            $       5,020
                                           =================        =================

Net charge-offs to average loans                0.09%                    0.07%

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio, coupled with credit weakness that could occur as a result of a slowdown in the local economy may require increases in the provisions to the allowance for loan losses during the year 2003.

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

                                                  Three Months Ended March 31
                                      ----------------------------------------------------
                                                2003                      2002
                                      ------------------------- --------------------------
                                        Average     Average        Average     Average
(Dollars in thousands)                  balance       rate         balance       rate
                                      ------------------------- --------------------------
Interest-bearing demand and
   money market deposits             $  177,617       1.16%    $  128,933        1.70%
Savings deposits                         32,028       0.86%        28,365        1.49%
CDs                                     189,913       2.97%       173,921        4.05%
                                      ------------------------- --------------------------
     Total interest-bearing deposits    399,558       2.00%       331,219        2.91%
Demand and other
   noninterest-bearing deposits          60,757                    50,620
                                      -----------               ------------
     Total average deposits          $  460,315                $  381,839
                                      ===========               ============

Liquidity and Sources of Funds

Sources of Funds. The Company's sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds sold, short-term investments and investment securities available for sale. These funds are used to fund loan originations and deposit withdrawals, satisfy other financial commitments and to support continuing operations. The Bank relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank ("FHLB") and correspondent bank lines of credit, which the Company may use to supplement funding sources.

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

Deposits. Total deposits increased 4.9%, to $485.6 million, at March 31, 2003 from $463.0 million at December 31, 2002. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company's deposits are expected to fluctuate according to the level of the Company's deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At March 31, 2003, the Company had $197.5 million in CDs of which approximately $130.8 million, or 66.2%, are scheduled to mature within one year. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. That notwithstanding, management anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. At March 31, 2003 the Company had a line of credit with the FHLB of $83.7 million, of which $15.0 million was advanced in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $14.0 million at March 31, 2003.

Investments. The Company's total portfolio of investment securities decreased 6.8% to $22.5 million at March 31, 2003 from $24.2 million at December 31, 2002. The investment portfolio consists of government agency securities, pass-through securities, collateralized mortgaged obligations ("CMO"), municipal securities, preferred stock and corporate obligations. No investment exceeds 10% of the shareholders' equity. The following table summarizes the amortized cost and recorded and market values of securities in the Company's portfolio by contractual maturity groups:

                                                         March 31, 2003
                                     --------------------------------------------------------
 (Dollars in thousands)                Amortized cost      Market value      Recorded value
                                      -----------------  -----------------  -----------------
 Amounts maturing:
 Within one year                     $       3,665      $       3,726      $       3,685
 One to five years                          12,092             12,707             12,122
 Six to ten years                            5,698              6,087              5,716
 Over ten years                                998              1,009              1,001
                                      -----------------  -----------------  -----------------
        Total                        $      22,453      $      23,529      $      22,524
                                      =================  =================  =================

At March 31, 2003, the Company's investment portfolio consisted of $14.9 million, or 66.36% in held-to-maturity investments at carrying value, as compared to $15.1 million, or 62.35%, at December 31, 2002, and $7.6 million, or 33.64%, in available-for-sale securities at carrying value, as compared to $9.1 million, or 37.65%, at December 31, 2002. For liquidity purposes, the Company's future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company's shareholders' equity increased to $40.7 million at March 31, 2003 from $39.4 million at December 31, 2002. This increase is due to net income of $1.2 million, proceeds from stock options exercised in the amount of $311,000, stock option compensation of $6,000, and an increase in unrealized gain on available-for-sale securities, net of tax of $3,000, offset by the payment of cash dividends of $325,000 during the first three months of 2003. Total assets increased to $559.2 million at March 31, 2003 from $535.4 million at December 31, 2002, an increase of 4.4%. Shareholders' equity to total assets was 7.3% at March 31, 2003 compared to 7.4% at December 31, 2002.

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

The FDIC established the qualifications necessary to be classified as a "well-capitalized" bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as "well capitalized" at March 31, 2003 and December 31, 2002:

                                               FDIC Requirements                          Actual Ratios
                                      ------------------------------------------  --------------------------------
                                        Adequately-             Well-              March 31,       December 31,
                                        capitalized          capitalized             2003              2002
                                      -------------          -------------------  ---------      -----------------
Total risk-based capital ratio
    Consolidated                             8%                    10%              12.54%             12.80%
    Whidbey Island Bank                      8%                    10%              12.31%             12.61%
Tier 1 risk-based capital ratio
    Consolidated                             4%                     6%              11.05%             11.22%
    Whidbey Island Bank                      4%                     6%              11.11%             11.43%
Leverage ratio
    Consolidated                             4%                     5%              10.16%              9.89%
    Whidbey Island Bank                      4%                     5%              10.22%             10.07%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the quarter ended March 31, 2003.

Significant Accounting Policies

See "Notes to Condensed Consolidated Financial Statements."

2003 Anticipated Financial Performance

In March 2003, the Company announced targets for 2003 including 10% to 15% earnings growth, 10% to 15% loan growth, 5% to 10% deposit growth. Long-term targets include ROE in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth rate of at least 10% annually and cash dividend per share increases of 8% per year. The Company believes that these goals can be attained through continuing its basic banking strategy of building core deposits and building a conservative loan portfolio.

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

Management expects the net interest margin will be squeezed and anticipates some fluctuation during 2003 as deposit repricing slows. Total loans are expected to increase in volume and rates are expected to decrease slightly during the year due to increased competition. However, the above performance goals anticipate the Company's overall loan and deposit interest rates to have minimal change throughout 2003. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. Other unexpected changes, such as significant declines in the economy or substantial credit deterioration, could further reduce the anticipated performance of the Company.

Management expects earnings in the first two quarters of 2003 to be negatively impacted in the range of approximately $300,000 due to start up costs of WFG. However, management expects WFG to be profitable by year-end 2003.

Readers should not construe these goals as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 2003, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2002. For additional information, refer to the Company's Form 10-K for year ended December 31, 2002 filed with the SEC on March 20, 2003.

Item 4.  Controls and Procedures

Within 90 days prior to the date of this report, management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the chief executive and financial officer each concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company's plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require WBCO to take any corrective actions with regard to significant deficiencies or material weaknesses.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         99.1     Section 906 Certification of Chief Executive Officer
         99.2     Section 906 Certification of Chief Financial Officer

(b) Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WASHINGTON BANKING COMPANY



Date: May 12, 2003                                By   /s/  Michal D. Cann
                                                       -------------------

                                                       Michal D. Cann
                                                       President and
                                                  Chief Executive Officer


Date: May 12, 2003                               By   /s/ Phyllis A. Hawkins
                                                      ----------------------

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                                  By /s/ Michal D. Cann
                                                       -------------------
                                                       Michal D. Cann
                                                       President and
                                                  Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003                              By /s/ Phyllis A. Hawkins
                                                   ----------------------
                                                   Phyllis A. Hawkins
                                                Senior Vice President and
                                                 Chief Financial Officer
                                      22