Form 10-Q
period 2003-06-30
WASHINGTON BANKING CO
filed 2003-08-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003

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

Yes  [X]    No  [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.   Yes  [   ]    No  [X]

The number of shares of the issuer’s Common Stock outstanding at August 11, 2003 was 4,656,378.

PART I

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
June 30, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

Assets	June 30, 2003	December 31, 2002
	(unaudited)
Cash and due from banks	$22,692	$20,882
($1,003 and $1,316, respectively, are restricted)
Interest-earning deposits	7,595	12,005
Federal funds sold	—	23,000

Total cash, restricted cash and cash equivalents	30,287	55,887

Investment securities available for sale	7,888	9,102
Investment securities held to maturity	14,194	15,073

Total investment securities	22,082	24,175

Federal Home Loan Bank stock	2,222	2,158

Loans held for sale	36,210	6,629
Loans receivable	464,307	430,074
Allowance for loan losses	(5,947)	(5,514)

Total loans, net	494,570	431,189

Premises and equipment, net	17,648	16,750
Other real estate owned	882	592
Deferred tax assets	1,212	1,207
Other assets	4,549	3,454

Total assets	$573,452	$535,412

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$78,084	$61,647
Interest-bearing	421,010	401,348

Total deposits	499,094	462,995

Other borrowed funds	15,000	15,000
Trust preferred securities	15,000	15,000
Other liabilities	2,597	2,985

Total liabilities	531,691	495,980

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 4,656,378 and 4,541,123
shares at June 30, 2003 and December 31, 2002, respectively	21,347	21,025
Retained earnings	20,372	18,363
Accumulated other comprehensive income, net	42	44

Total shareholders’ equity	41,761	39,432

Total liabilities and shareholders’ equity	$573,452	$535,412

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$8,824	$8,453	$17,326	$16,582
Interest on taxable investment securities	65	68	141	150
Interest on tax-exempt investment securities	166	187	335	379
Other	99	33	218	67

Total interest income	9,154	8,741	18,020	17,178
Interest expense:
Interest on deposits	1,905	2,333	3,900	4,746
Interest on other borrowings	154	236	310	405
Interest on trust preferred securities	189	7	378	7

Total interest expense	2,248	2,576	4,588	5,158

Net interest income	6,906	6,165	13,432	12,020
Provision for loan losses	(837)	(889)	(1,600)	(1,878)

Net interest income after
provision for loan losses	6,069	5,276	11,832	10,142
Noninterest income:
Service charges and fees	517	423	994	852
Gain on sale of loans	857	214	1,315	485
Secondary market fees	64	29	133	52
Gain on sale of assets	—	6	—	194
Other	217	202	483	548

Total noninterest income	1,655	874	2,925	2,131
Noninterest expense:
Salaries and benefits	3,207	2,403	6,292	4,722
Occupancy	915	684	1,765	1,395
Office supplies and printing	172	127	343	247
Data processing	110	92	225	180
Consulting and professional fees	113	65	167	121
Other	1,053	711	1,926	1,343

Total noninterest expense	5,570	4,082	10,718	8,008

Income before income taxes	2,154	2,068	4,039	4,265
Provision for income taxes	(734)	(676)	(1,379)	(1,436)

Net income	$1,420	$1,392	$2,660	$2,829

Net income per share, basic	$0.30	$0.31	$0.57	$0.63

Net income per share, diluted	$0.29	$0.29	$0.55	$0.60

Average number of shares outstanding, basic	4,656,378	4,467,304	4,632,785	4,464,056
Average number of shares outstanding, diluted	4,836,557	4,773,359	4,799,982	4,746,097

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Common stock		Retained	Accumulated other comprehensive income	Total shareholders’
	Shares	Amount	earnings	(loss), net	equity
Balances at December 31, 2001	4,055	$16,124	$18,782	$71	$34,977
Comprehensive income:
Net income	—	—	2,829	—	2,829
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $14	—	—	—	(28)	(28)

Total comprehensive income (1)					2,801
Cash dividend, $0.13 per share	—	—	(527)	—	(527)
Stock options exercised	23	67	—	—	67

Balances at June 30, 2002	4,078	$16,191	$21,084	$43	$37,318

Balances at December 31, 2002	4,541	$21,025	$18,363	$44	$39,432
Comprehensive income:
Net income	—	—	2,660	—	2,660
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $1	—	—	—	(2)	(2)

Total comprehensive income (1)					2,658
Cash dividend, $0.14 per share	—	—	(651)	—	(651)
Stock option compensation	—	11	—	—	11
Stock options exercised	115	311	—	—	311

Balances at June 30, 2003	4,656	$21,347	$20,372	$42	$41,761

(1)     Comprehensive income for the three months ended June 30, 2003 and 2002 was $1,415 and $1,388, respectively.

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Six Months Ended June 30
	2003	2002
Cash flows from operating activities:
Net income	$2,660	$2,829
Adjustments to reconcile net income to net cash
provided by operating activities:
Federal Home Loan Bank stock dividends	(64)	(61)
Deferred income tax benefit	(3)	(8)
Amortization (accretion) of investment premiums (discounts), net	40	(21)
Provision for loan losses	1,600	1,878
Net (increase) decrease in loans held for sale	(29,581)	1,356
Depreciation of premises and equipment	758	625
Net loss (gain) on sale of premises and equipment and real estate	17	(197)
Net increase in other assets	(1,095)	(290)
Stock option compensation	11	—
Net decrease in other liabilities	(388)	(1,305)

Net cash (used in) provided by operating activities	(26,045)	4,806

Cash flows from investing activities:
Purchases of investment securities available for sale	(4,000)	(500)
Maturities/calls of investment securities available for sale	3,500	2,000
Principal payments on mortgage-backed securities	1,674	—
Maturities/calls of investment securities held to maturity	875	1,420
Net increase in loans	(35,957)	(43,621)
Purchases of premises and equipment	(1,680)	(831)
Proceeds from the sale of premises and equipment	—	368
Proceeds from the sale of other real estate owned	274	67

Net cash used in investing activities	(35,314)	(41,097)

Cash flows from financing activities:
Net increase in deposits	36,099	41,360
Net decrease in other borrowed funds	—	(10,000)
Proceeds from trust preferred securities	—	15,000
Dividends paid on common stock	(651)	(527)
Proceeds from stock options exercised	311	67

Net cash provided by financing activities	35,759	45,900

Net (decrease) increase in cash and cash equivalents	(25,600)	9,609
Cash and cash equivalents at beginning of period	55,887	19,765

Cash and cash equivalents at end of period	$30,287	$29,374

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$557	$—
Loans made on bank-owned property sold	94	224
Cash paid for interest	4,740	5,205
Cash paid for taxes	1,440	2,251

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

      (a) Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2003, WBCO had three wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group, Inc. (“WFG”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

The Trust, the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

WFG, the third subsidiary of WBCO, was formed in January 2003 for the purpose of expanding the Bank’s current wholesale mortgage real estate lending platform. In addition to an existing office in Burlington, Washington, WFG opened offices in Bend, Coos Bay and Clackamas (Portland area), Oregon during the first quarter of 2003. WFG underwrites loans originated by mortgage brokers primarily in the Washington, Oregon and Idaho markets, and then sells a large majority of them to secondary market investors, including Freddie Mac and Fannie Mae.

      (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries (together, the “Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

      (c) Segments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and have identified two reportable segments: Whidbey Island Bank and Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Disclosures required by this standard are included in Note 6.

      (d) Reclassifications

Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2003 presentation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

      (e) Recent Financial Accounting Pronouncements

In November 2002 the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, (“FIN 45”). FIN 45 requires that a liability be recognized at the inception of certain guarantees for the fair value of the obligation, including the ongoing obligation to stand ready to perform over the term of the guarantee. Guarantees, as defined in FIN 45, include contracts that contingently require the Company to make payments to a guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, performance guarantees, indemnification agreements or indirect guarantees of indebtedness of others. This new accounting is effective for certain guarantees issued or modified after December 31, 2002. In addition, FIN 45 requires certain additional disclosures, for interim and annual periods, which are located in Note 5. The Company has adopted the provisions of FIN 45 and has properly disclosed their affect in the current period financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). This Interpretation explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Bank’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of Statement No. 149 to have a material impact on it’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of Statement No. 150 had no material impact on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(2) Earnings Per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended June 30, 2003
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,420	4,656,378	$0.30
Effect of dilutive securities: stock options	—	180,179	(0.01)

Diluted EPS	$1,420	4,836,557	$0.29

	Three Months Ended June 30, 2002
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,392	4,467,304	$0.31
Effect of dilutive securities: stock options	—	306,055	(0.02)

Diluted EPS	$1,392	4,773,359	$0.29

	Six Months Ended June 30, 2003
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$2,660	4,632,785	$0.57
Effect of dilutive securities: stock options	—	167,197	(0.02)

Diluted EPS	$2,660	4,799,982	$0.55

	Six Months Ended June 30, 2002
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$2,829	4,464,056	$0.63
Effect of dilutive securities: stock options	—	282,041	(0.03)

Diluted EPS	$2,829	4,746,097	$0.60

On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividend. At June 30, 2003 and 2002, there were options to purchase 364,789 and 493,611 shares of common stock outstanding, respectively. For the three and six months ended June 30, 2003 and 2002, zero shares of common stock were antidilutive, and therefore all were included in the computation of diluted net income per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(3) Stock-Based Compensation

The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement 123, Accounting for Stock-Based Compensation.

The following table sets forth the reconciliation of pro forma net income and pro forma earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income, as reported	$1,420	$1,392	$2,660	$2,829
Stock compensation recognized	5	—	11	—
Additional compensation for
fair value of stock options	(22)	(14)	(44)	(29)

Pro forma net income	$1,403	$1,378	$2,627	$2,800

Basic earnings per share:
As reported	$0.30	$0.31	$0.57	$0.63
Pro forma	0.30	0.31	0.57	0.63
Diluted earnings per share:
As reported	0.29	0.29	0.55	0.60
Pro forma	0.29	0.29	0.55	0.59

(4) Subsequent Event

On July 17, 2003, the Board of Directors declared a cash dividend of $0.07 per share to shareholders of record as of August 8, 2003 and payable on August 25, 2003.

(5) Commitments

Standby letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at June 30, 2003. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of June 30, 2003.

As of June 30, 2003, the commitments under these agreements were as follows:

Standby letters of credit and financial guarantees $669

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(6) Segments

The Company is organized based on the products and services that it offers. Under its current organizational structure, the Company is comprised of four individual companies: Washington Banking Company, the holding company; and three wholly-owned subsidiaries — Whidbey Island Bank; Washington Funding Group, Inc.; and Washington Banking Capital Trust I. The Company has identified two reportable segments, Whidbey Island Bank and Washington Funding Group. Washington Banking Company and Washington Banking Capital Trust I have been combined and are reported as “Other”. The Bank offers a full range of commercial banking services, while WFG generates loan fee income from the origination and sale of residential mortgage loans.

The principal activities conducted by the Bank are the origination of commercial business loans, commercial real estate loans, singly-family residential mortgages, multi-family residential mortgages, consumer loans and the associated loan servicing activities. The Bank also offers private banking services and deposit products and generates income from investment activities. The Bank derives a majority of its revenue from interest.

WFG was formed in January 2003 and began operations in April 2003. It provides a loan funding source for mortgage brokers. It does not service any loans for secondary market investors. Although WFG sells the loans to several secondary market investors, two investors, Principal Residential Mortgage and Freddie Mac, purchase a significant portion of these loans.

The Trust was formed for the exclusive purpose of issuing trust preferred securities and common securities and using the proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

The Bank and WFG are stand-alone business entities and have their own financial statements. Certain intercompany related income and expenses are allocated to each company. The accounting policies for each segment are described in the summary of Significant Accounting Policies.

The following table sets forth the financial information for the Company’s segments:

	Three Months Ended June 30, 2003
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after	$6,258	$—	$(189)	$—	$6,069
provision for loan losses
Other income	1,379	353	—	(77)	1,655
Other expenses	4,993	501	153	(77)	5,570

Income (loss) before tax	2,644	(148)	(342)	—	2,154
Income tax (expense)
benefit	(895)	47	114	—	(734)

Net income (loss)	$1,749	$(101)	$(228)	$—	$1,420

Total assets	$571,996	$527	$72,167	$(71,238)	$573,452

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2002
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after	$5,283	$—	$(7)	$—	$5,276
provision for loan losses
Other income	874	—	—	—	874
Other expenses	3,972	—	110	—	4,082

Income (loss) before tax	2,185	—	(117)	—	2,068
Income tax (expense)
benefit	(709)	—	33	—	(676)

Net income (loss)	$1,476	$—	$(84)	$—	$1,392

Total assets	$484,468	$—	$52,435	$(51,720)	$485,183

	Six Months Ended June 30, 2003
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after	$12,209	$—	$(377)	$—-	$11,832
provision for loan losses
Other income	2,649	353	—	(77)	2,925
Other expenses	9,946	587	262	(77)	10,718

Income (loss) before tax	4,912	(234)	(639)	—	4,039
Income tax (expense)
benefit	(1,670)	76	215	—	(1,379)

Net income (loss)	$3,242	$(158)	$(424)	$—	$2,660

Total assets	$571,996	$527	$72,167	$(71,238)	$573,452

	Six Months Ended June 30, 2002
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after	$10,148	$—	$(6)	$—	$10,142
provision for loan losses
Other income	2,131	—	—	—	2,131
Other expenses	7,847	—	161	—	8,008

Income (loss) before tax	4,432	—	(167)	—	4,265
Income tax (expense)
benefit	(1,483)	—	47	—	(1,436)

Net income (loss)	$2,949	$—	$(120)	$—	$2,829

Total assets	$484,468	$—	$52,435	$(51,720)	$485,183

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) greater than expected costs or difficulties related to the integration of acquisitions; (5) increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company’s ability to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.

Overview

Washington Banking Company (“WBCO” or the “Company”) is a registered bank holding company with three wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), Washington Banking Capital Trust I (the “Trust”) and Washington Funding Group, Inc. (“WFG”). The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance Corporation (the “FDIC”), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment portfolios, which are not FDIC insured, through the investment advisory company Elliott Cove Capital Management LLC. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences and select a portfolio. Since 1993 until recently, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc.

The Bank’s primary market area is located in northwestern Washington State between Seattle and the Canadian border. Its geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom Counties, however, additional areas will be considered if they meet the Company’s criteria.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

WFG, a wholesale mortgage real estate lending company, is a Washington State corporation formed in January 2003. The primary purpose of this subsidiary is to provide a loan funding source for brokers of mortgage loans. The loans are originated and sold in the name of the Bank. In addition to an existing office in Burlington, Washington, WFG set up offices in Bend, Coos Bay and Clackamas (Portland area), Oregon during the first quarter of 2003. Washington Funding Group underwrites loans originated by mortgage brokers primarily in the Washington, Oregon and Idaho markets, and then sells a large majority of them to secondary market investors, including Freddie Mac and Fannie Mae.

Headquartered in Oak Harbor, the Company’s market area has been expanded through the activities of WFG. Previously, the market area was that of the Bank, limited to northwestern Washington. WFG’s process of brokering mortgages has extended the Company’s market area beyond Washington State and includes Oregon and Idaho. Washington, Oregon and Idaho all experienced population growth of above 20% during the 1990s, compared to a national average of 13.1%. The market areas encompass distinct economies, and none are particularly dependent upon a single industrial or occupational source. In Washington, the economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to economies with much more diverse blends of industries including retail trade, services, manufacturing, tourism and a large military presence. Although unemployment levels in the Pacific Northwest over the past couple of years have been higher than national averages, the business impact to the Company has not been atypical. Timing of a total economic recovery for the Pacific Northwest region is uncertain.

The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. Management recognizes that growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel, and that earnings may be negatively affected. The Company’s primary long-term objectives are to improve profitability and operating efficiencies, to increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.

Financial Condition

Total Assets. Total assets grew to $573.5 million at June 30, 2003 from $535.4 million at December 31, 2002, an increase of 7.1%. This increase resulted mainly from growth in the loan portfolio, which was funded by deposit growth, investment maturities and proceeds from trust preferred securities.

Total Loans. Total loans were $500.5 million at June 30, 2003, an increase of 14.6% from $436.7 million at December 31, 2002. The Company increased its allowance for loan losses to $5.9 million at June 30, 2003 representing 1.19% of total loans, from $5.5 million or 1.26% of total loans at December 31, 2002. The allowance was increased to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and maintaining adequate coverage.

Total Investment Securities. Total investment securities were $22.1 million and $24.2 million at June 30, 2003 and December 31, 2002, respectively, a decrease of 8.7% due to the maturity of investments. The continued low interest rate environment and anticipated increase in loan demand prompted management to slowly purchase short-term investments, building the portfolio with “laddered” (staggered maturities) securities that reflect the Company’s investment policy guidelines and help achieve the objectives of the business plan of the Company.

Premises and Equipment. Premises and equipment, net of depreciation, were $17.6 million and $16.8 million at June 30, 2003 and December 31, 2002, respectively. The increase reflects the construction of a new building for the Camano office and related furniture and fixtures, as well as Burlington Financial Center remodeling improvements. The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of value-added growth.

Deposits. Deposits grew 7.8% to $499.1 million at June 30, 2003 from $463.0 million at December 31, 2002. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market.

At June 30, 2003, average noninterest-bearing deposits increased 25.5% from June 30, 2002, while average interest-bearing deposits increased 21.3% for the same period. In addition to this increase, the Company experienced a shift in the deposit mix. Average interest demand and money market deposits represented 45.09% of total average interest-bearing deposits at June 30, 2003 compared to 40.30% a year ago.

Average savings deposits and average CDs represented 8.28% and 46.63%, respectively, of total average interest-bearing deposits at June 30, 2003 compared to 8.27% and 51.43%, respectively, a year ago. All deposit product averages increased during 2003 as management focused on establishing customer relationships and attracting deposits.

Shareholders’ Equity. The Company’s shareholders’ equity increased 5.9% to $41.8 million at June 30, 2003 from $39.4 million at December 31, 2002. The increase reflects earnings, proceeds from stock options exercised and stock option compensation offset by the payment of cash dividends and a decrease in unrealized gain on available-for-sale securities, net of tax, during the first six months of 2003.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended June 30, 2003			Three Months Ended June 30, 2002
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield (1)	Average balance	Interest earned/paid	Average yield (1)
Assets
Loans (2)	$469,568	$8,824	7.52%	$413,443	$8,453	8.18%
Federal funds sold	15,324	43	1.12%	209	1	1.91%
Interest-earning cash	11,037	27	0.98%	396	1	1.01%
Investments:
Taxable	10,508	94	3.58%	7,036	99	5.63%
Non-taxable (3)	14,211	222	6.25%	15,971	251	6.29%

Interest-earning assets	520,648	9,210	7.08%	437,055	8,805	8.06%
Noninterest-earning assets	36,115			32,126

Total assets	$556,763			$469,181

Liabilities and
shareholders’ equity
Deposits:
Interest demand and
money market	$187,958	$420	0.89%	$138,433	$601	1.74%
Savings	34,519	72	0.83%	28,399	106	1.49%
CDs	194,359	1,413	2.91%	176,677	1,625	3.68%

Interest-bearing deposits	416,836	1,905	1.83%	343,509	2,332	2.72%
Federal funds purchased	—	—	—	12,303	66	2.15%
Trust preferred securities	15,000	189	5.04%	495	7	5.66%
Other interest-bearing
liabilites	15,114	154	4.08%	21,557	171	3.17%

Interest-bearing liabilities	446,950	2,248	2.01%	377,864	2,576	2.73%
Noninterest-bearing deposits	66,196			52,759
Other noninterest-bearing
liabilities	2,676			1,935

Total liabilities	515,822			432,558
Shareholders’ equity	40,941			36,623

Total liabilities and
shareholders’ equity	$556,763			$469,181

Net interest income (3)		$6,962			$6,229

Net interest spread (1)			5.07%			5.33%

Net interest margin (1)			5.35%			5.70%

(1)     Annualized

(2)     Includes loan fees of $387 and $236 for the three months ended June 30, 2003 and 2002, respectively.

(3)     Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $56 and $64 for the three months ended June 30, 2003 and 2002, respectively.

Results of Operations

The Company’s results of operations are dependent to a large degree on net interest income. Interest income and cost of funds are affected significantly by general economic conditions, particularly changes in market interest rates, and by government policies and the actions of regulatory authorities. The Company generates noninterest income generally through service charges and fees, gain on sale of loans and other sources. The Company’s noninterest expenses consist primarily of compensation and employee benefit expense, and occupancy expense.

Net Income. Net income for the second quarter of 2003 remained fairly flat at $1.4 million or $0.29 per diluted share as compared to the second quarter of 2002. Net income for the six months ended June 30, 2003 decreased 6.0% to $2.7 million, or $0.55 per diluted share, from $2.8 million, or $0.60 per diluted share, for the six months ended June 30, 2002. The decrease was largely due to an increase in noninterest expense.

Net Interest Income. Net interest income for the second quarter of 2003 increased 12.0% to $6.9 million from $6.2 million for the second quarter of 2002. For the first six months of 2003, net interest income increased 11.7% to $13.4 million from $12.0 million for the like period in 2002. The increase is largely due to interest income from increased average loan volume, combined with a decrease in the cost of funds. The continued low rate environment has improved the Company’s cost of funds and helped offset the lower interest-earning asset yield.

Average interest-earning assets for the second quarter increased to $520.6 million at June 30, 2003, compared to $437.1 million at June 30, 2002, a growth of 19.1%, while the average yield on interest-earning assets decreased to 7.08% compared to 8.06% in second quarter of the prior year. The average yield on loans decreased to 7.52% for the quarter ended June 30, 2003 from 8.18% for the quarter ended June 30, 2002.

The average cost of interest-bearing liabilities decreased in the second quarter of 2003 to 2.01% from 2.73% for the quarter ended June 30, 2002. Average interest-bearing liabilities for the quarter increased to $447.0 million at June 30, 2003 compared to $377.9 million at June 30, 2002, a growth of 18.3%.

The overall result of these changes was a decrease in the net interest spread to 5.07% for the quarter ended June 30, 2003 from 5.33% for the quarter ended June 30, 2002. Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.35% in the second quarter of 2003 from 5.70% in the second quarter of 2002.

Noninterest Income. Noninterest income increased $781,000, or 89.4%, in the second quarter of 2003 compared to the like period in 2002. This increase was due to secondary market fees and the gain on sale of loans.

For the first six months of 2003, noninterest income increased $794,000, or 37.3% compared to the like period a year ago. This increase was due to secondary market fees and the gain on sale of loans offset by the sale of the vacated North Whidbey branch property in the first quarter of 2002.

The Company began hedging mortgage interest rate risk for WFG real estate loans in the second quarter of 2003. For the three and six months ended June 30, 2003, net loss on hedging activities was $144,000. The net loss is included in the gain on sale of loans.

Noninterest Expense. Noninterest expense increased $1.5 million in the second quarter of 2003, or 36.5% from a year ago. Three major components of noninterest expense, employee compensation, occupancy and other noninterest expense, increased 33.5%, 33.8% and 48.1%, respectively, for the quarter compared with the like period in 2002.

For the first six months of 2003, noninterest expense rose to $10.7 million from $8.0 million one year ago, a 33.8% increase. This was primarily due to employee compensation. The majority of these expenses reflect costs associated with the Company’s newly formed wholesale mortgage real estate lending company and the expansion of Bank branches. The Company moved into Stanwood, Fairhaven and Smokey Point and relocated its Camano Island branch. In addition to the cost of staffing these new areas, the Company experienced a cost increase in employee benefits.

The increase in other noninterest expense consisted of expenditures for WFG and the Trust. Donations also increased as the Company committed to supporting additional organizations in its new market areas. The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 65.06% for the second quarter 2003 compared to 57.99% for the like period in 2002. For the first six months of 2003 and 2002, the efficiency ratio was 65.53% and 56.59%, respectively.

Income Taxes. For the second quarters of 2003 and 2002, the Company recorded an income tax provision of $734,000 and $676,000, respectively. For the first six months of both 2003 and 2002, the Company recorded income tax provisions of $1.4 million. The overall effective tax rate was approximately 34% and 33% for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, the overall effective tax rate was approximately 34%.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	June 30, 2003		December 31, 2002
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$92,180	18.4%	$91,816	21.0%
Real estate mortgages:
One-to-four family residential	72,726	14.5%	46,806	10.7%
Five-or-more family
residential and commercial	114,271	22.9%	94,404	21.7%

Total real estate mortgages	186,997	37.4%	141,210	32.4%

Real estate construction	54,451	10.9%	40,112	9.2%
Consumer	166,514	33.3%	163,368	37.4%

Subtotal	500,142	100.0%	436,506	100.0%

Less: allowance for loan losses	(5,947)		(5,514)
Deferred loan fees, net	375		197

Loans, net	$494,570		$431,189

Total loans, net, increased to $494.6 million at June 30, 2003, representing a 14.7% increase from year-end 2002. The majority of the increase was in real estate mortgage and real estate construction loans, which increased 32.4% and 35.7%, respectively at June 30, 2003 from year-end 2002. Included in real estate mortgages are loans originated and held for sale on the secondary market. At June 30, 2003, loans held for sale were $36.2 million as compared to $6.6 million at December 31, 2002, an increase of 446.2%. Of those loans, $26.8 million are due to WFG and $9.4 million were due to the Bank’s retail real estate division at June 30, 2003 as compared to all of the loans originating from the Bank’s retail real estate division at December 31, 2002. The majority of the increase in real estate construction loans is due to a few large commercial construction loans and residential land development projects.

The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect dealer loans were $101.4 million, or 60.89% of the consumer loan portfolio and 20.26% of the total loan portfolio at June 30, 2003. At December 31, 2002, indirect dealer loans were $94.2 million, or 57.64% of the consumer loan portfolio and 21.56% of the total loan portfolio.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Nonaccrual loans	$3,370	$3,222
Restructured loans	—	—

Total nonperforming loans	3,370	3,222
Other real estate owned	882	592

Total nonperforming assets	$4,252	$3,814

Accruing loans past due > 90 days	$—	$—
Potential problem loans	711	—
Allowance for loan losses	5,947	5,514
Nonperforming loans to loans	0.67%	0.74%
Allowance for loan losses to loans	1.19%	1.26%
Allowance for loan losses to nonperforming loans	176.47%	171.14%
Nonperforming assets to total assets	0.74%	0.71%

At June 30, 2003, other real estate owned of $882,000 consisted of seven residential properties. The majority of the net increase of $290,000 was due to a single borrower in the second quarter of 2003. In addition, the Company has identified $711,000 in potential problem loans, on which the risk of loss is expected to be minimal.

Nonperforming loans increased to $3.4 million, or 0.67% of total loans, at June 30, 2003 from $3.2 million, or 0.74% of total loans, at December 31, 2002. The current allowance for loan losses of $5.9 million represents 176.47% of nonperforming loans as compared to 171.14% of nonperforming loans at December 31, 2002. The allowance for loan losses is 1.19% of total loans at June 30, 2003 as compared to 1.26% at December 31, 2002.

Provision and Allowance for Loan Losses. The Company recorded a $837,000 provision for loan losses for the second quarter of 2003, compared with $889,000 for the like period a year ago. Net loan charge-offs were $765,000, representing 0.16% of average loans for the second quarter of 2003, compared with $340,000, or 0.08% of average loans for the like period last year.

For the six months ended June 30, 2003, the Company recorded a $1.6 million provision for loan losses, compared with $1.9 million for the like period a year ago. The Company recorded $1.2 million in net loan charge-offs, representing 0.26% of average loans during the first six months of 2003, compared with $617,000 or 0.15%, of average loans in net charge-offs for the like period in 2002. The increase in charge-offs is attributed to a progressively tighter stance on consumer delinquencies and to certain loans to the construction trades. Management has tightened consumer-lending standards, formalized its credit review department, and established additional commercial guidelines and limits on lending to certain industries to mitigate risk.

Indirect vehicle loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company limits its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

The following table sets forth the Company’s consumer charge-offs and recoveries:

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Consumer charge-offs	$(345)	$(162)	$(722)	$(458)
Consumer recoveries	73	70	145	116

Net consumer charge-offs	$(272)	$(92)	$(577)	$(342)

Net dealer charge-offs	$(252)	$(79)	$(448)	$(262)
Average dealer loans	101,531	84,142	99,074	80,421

Net dealer charge-offs to net consumer charge-offs	92.65%	85.87%	77.64%	76.61%
Net dealer charge-offs to average dealer loans	0.25%	0.09%	0.45%	0.33%

Net loan charge-offs attributed to indirect dealer loans were $252,000, representing 92.65% of net consumer charge-offs during the second quarter of 2003, compared to $79,000, or 85.87% of net consumer charge-offs for the like period in 2002. For the six months ended June 30, 2003, net charge-offs attributed to indirect dealer loans were $448,000, or 77.64%, of net consumer charge-offs, as compared with $262,000 or 76.61%, for the like period in 2002.

The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management’s assessment of various factors affecting the loan portfolio. This includes a review of problem loans, general business and economic conditions, seasoning of the loan portfolio, bank regulatory examination results and findings of internal credit examiners, loss experience and an overall evaluation of the quality of the underlying collateral. Management reviews the allowance quarterly. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

The following table sets forth the changes in the Company’s allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$5,875	$5,020	$5,514	$4,308
Charge-offs:
Commercial	(451)	(246)	(522)	(274)
Real estate	(65)	(10)	(95)	(10)
Consumer	(345)	(162)	(722)	(458)

Total charge-offs	$(861)	$(418)	$(1,339)	$(742)
Recoveries:
Commercial	23	8	27	9
Real estate	—	—	—	—
Consumer	73	70	145	116

Total recoveries	$96	$78	$172	$125

Net charge-offs	(765)	(340)	(1,167)	(617)
Provision for loan losses	837	889	1,600	1,878

Balance at end of period	$5,947	$5,569	$5,947	$5,569

Net charge-offs to average loans	0.16%	0.08%	0.26%	0.15%

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Three Months Ended June 30
	2003		2002
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and
money market deposits	$187,958	0.89%	$138,433	1.74%
Savings deposits	34,519	0.83%	28,399	1.49%
CDs	194,359	2.91%	176,677	3.68%

Total interest-bearing deposits	416,836	1.83%	343,509	2.72%
Demand and other
noninterest-bearing deposits	66,196		52,759

Total average deposits	$483,032		$396,268

Liquidity and Sources of Funds

Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. These funds are used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. The Company relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank (“FHLB”) and correspondent bank lines of credit, which the Company may use to supplement funding sources.

The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management evaluated potential capital-raising alternatives such as trust preferred securities, issuance of common stock and other sources. Management determined that issuing trust preferred securities would be in the best interest of the Company and on June 27, 2002, the Trust issued $15.0 million of trust preferred securities. Trust preferred securities are held as debt for tax purposes, while the proceeds of the offering count as Tier I capital without increasing the shareholder base, and therefore not diluting earnings per share.

Deposits. Total deposits increased 7.8% to $499.1 million at June 30, 2003 from $463.0 million at December 31, 2002. The Company, by policy, has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a significant amount of its deposits as they mature.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At June 30, 2003, the Company had $190.8 million in CDs of which approximately $117.5 million, or 61.6%, are scheduled to mature within one year. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. That notwithstanding, management anticipates that a substantial portion of outstanding CDs will renew upon maturity.

Borrowings. At June 30, 2003 the Company had a line of credit with the FHLB of $85.8 million, of which $15.0 million was advanced in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $17.0 million at June 30, 2003.

Investments. The Company’s total portfolio of investment securities decreased 8.7% to $22.1 million at June 30, 2003 from $24.2 million at December 31, 2002. The investment portfolio consists of government agency securities, pass-through securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity. The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	June 30, 2003
(Dollars in thousands)	Amortized cost	Market value	Recorded value
Amounts maturing:
Within one year	$3,200	$3,266	$3,221
One to five years	13,118	13,783	13,146
Six to ten years	5,112	5,600	5,126
Over ten years	589	600	589

Total	$22,019	$23,249	$22,082

At June 30, 2003, the Company’s investment portfolio consisted of $14.2 million, or 64.28% in held-to-maturity investments at carrying value, as compared with $15.1 million, or 62.35%, at December 31, 2002, and $7.9 million, or 35.72%, in available-for-sale securities at carrying value, as compared with $9.1 million, or 37.65%, at December 31, 2002. For liquidity purposes, the Company’s future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $41.8 million at June 30, 2003 from $39.4 million at December 31, 2002. This increase is due to net income of $2.7 million, proceeds from stock options exercised in the amount of $311,000 and stock option compensation of $11,000 offset by the payment of cash dividends of $651,000 and a decrease in unrealized gain on available-for-sale securities, net of tax of $2,000, during the first six months of 2003. Total assets increased to $573.5 million at June 30, 2003 from $535.4 million at December 31, 2002, an increase of 7.1%. Shareholders’ equity to total assets was 7.3% at June 30, 2003 compared to 7.4% at December 31, 2002.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well-capitalized” at June 30, 2003 and December 31, 2002:

	FDIC Requirements		Actual Ratios
	Adequately- capitalized	Well- capitalized	June 30, 2003	December 31, 2002
Total risk-based capital ratio
Consolidated	8%	10%	12.20%	12.80%
Whidbey Island Bank	8%	10%	11.89%	12.61%
Tier 1 risk-based capital ratio
Consolidated	4%	6%	10.83%	11.22%
Whidbey Island Bank	4%	6%	10.73%	11.43%
Leverage ratio
Consolidated	4%	5%	9.72%	9.89%
Whidbey Island Bank	4%	5%	9.89%	10.07%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

On July 23, 2003, the Company purchased the land and building that houses the Burlington Financial Center for $719,000. In addition, the Company has entered into an agreement to purchase land at an estimated price of $625,000 for a future site of a Whidbey Island Bank branch in the northern Bellingham area. The purchase is expected to be finalized in the third quarter of 2003.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

2003 Anticipated Financial Performance

In March 2003, the Company announced targets for 2003 including 10% to 15% earnings growth, 10% to 15% loan growth and 5% to 10% deposit growth. Long-term targets include ROE in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth rate of at least 10% annually and cash dividend per share increases of 8% per year. The Company believes that these goals can be attained through continuing its basic banking strategy of building core deposits and building a conservative loan portfolio.

Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. One of the areas subject to uncertainty is economic stability. Although there are concerns regarding a slowdown in the economy, management expects growth to continue in the Pacific Northwest region and believes that the Company will have opportunities to participate in that growth. These opportunities will be pursued while applying rigorous credit discipline and thorough analysis to ensure quality growth.

Management expects the net interest margin will be squeezed and anticipates some fluctuation during 2003 as deposit repricing slows. Total loans are expected to increase in volume and rates are expected to decrease slightly during the year due to increased competition. However, the above performance goals anticipate the Company’s overall loan and deposit interest rates to have minimal change throughout 2003. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. Other unexpected changes, such as significant declines in the economy or substantial credit deterioration, could further reduce the anticipated performance of the Company.

In line with management’s forecast, earnings were negatively impacted, as expected, during the first half of 2003 due to the start up costs of WFG. The initial lending activity furthers management’s expectations that WFG will be profitable by year-end 2003.

Readers should not construe these goals as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 2003, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2002. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2002 filed with the SEC on March 20, 2003.

Item 4. Controls and Procedures

As of the end of the period covered by this report, management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the chief executive and financial officer each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require WBCO to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART II

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 24, 2003. 3,892,212 shares of common stock were represented in person or by proxy at the meeting. This represented 84% of the 4,646,378 shares held by shareholders as of February 28, 2003 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2006, or until their successors are duly elected and qualified – three of the nine director position terms had expired and were open for election. The nominees for these positions were Karl C. Krieg, III; Robert B. Olson; and Anthony B. Pickering, who were each elected with the following vote totals:

	For	Against	Withheld

Karl C. Krieg, III	3,864,112	0	28,100
Robert B. Olson	3,822,445	0	69,767
Anthony B. Pickering	3,887,007	0	5,205

The other six directors who continue in office are: Michal D. Cann; Jerry C. Chambers; Marlen L. Knutson; Jay T. Lien; Alvin J. Sherman; and Edward J. Wallgren.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

99.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

During the quarter ended June 30, 2003, the Company filed a report on Form 8-K in regard to the release of the Company’s first quarter 2003 earnings and cash dividend notification. The report was filed on April 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 13, 2003	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: August 13, 2003	By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins Senior Vice President and Chief Financial Officer