Form 10-Q
period 2003-09-30
WASHINGTON BANKING CO
filed 2003-11-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003

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

The number of shares of the issuer’s Common Stock outstanding at November 10, 2003 was 4,656,378.

PART II
Item 6. Exhibits and Reports on Form 8-K	23
Signatures	24

PART I

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
September 30, 2003 and December 31, 2002
(Dollars in thousands, except per share data)

Assets	September 30, 2003	December 31, 2002
	(unaudited)
Cash and due from banks	$22,063	$20,882
($3,673 and $1,316, respectively, are restricted)
Interest-earning deposits	470	12,005
Federal funds sold	21,590	23,000

Total cash, restricted cash and cash equivalents	44,123	55,887

Investment securities available for sale	15,076	9,102
Investment securities held to maturity	16,061	15,073

Total investment securities	31,137	24,175

Federal Home Loan Bank stock	2,252	2,158

Loans held for sale	12,322	6,629
Loans receivable	478,749	430,074
Allowance for loan losses	(6,342)	(5,514)

Total loans, net	484,729	431,189

Premises and equipment, net	18,364	16,750
Other real estate owned	504	592
Deferred tax assets	1,256	1,207
Other assets	4,819	3,454

Total assets	$587,184	$535,412

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$77,040	$61,647
Interest-bearing	433,865	401,348

Total deposits	510,905	462,995

Other borrowed funds	15,000	15,000
Trust preferred securities	15,000	15,000
Other liabilities	3,167	2,985

Total liabilities	544,072	495,980

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 4,656,378 and 4,541,123 shares
at September 30, 2003 and December 31, 2002, respectively	21,353	21,025
Retained earnings	21,796	18,363
Accumulated other comprehensive income (loss), net	(37)	44

Total shareholders’ equity	43,112	39,432

Total liabilities and shareholders’ equity	$587,184	$535,412

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Interest income:
Interest and fees on loans	$9,031	$8,591	$26,357	$25,173
Interest on taxable investment securities	74	64	215	214
Interest on tax-exempt investment securities	165	186	500	565
Other	95	145	313	212

Total interest income	9,365	8,986	27,385	26,164
Interest expense:
Interest on deposits	1,796	2,483	5,696	7,229
Interest on other borrowings	155	187	465	592
Interest on trust preferred securities	182	211	560	218

Total interest expense	2,133	2,881	6,721	8,039

Net interest income	7,232	6,105	20,664	18,125
Provision for loan losses	(838)	(589)	(2,438)	(2,467)

Net interest income after
provision for loan losses	6,394	5,516	18,226	15,658
Noninterest income:
Service charges and fees	482	458	1,476	1,310
Gain on sale of loans	1,596	234	2,911	719
Secondary market fees	75	47	208	99
Gain on sale of assets	—	—	—	194
Other	235	206	718	754

Total noninterest income	2,388	945	5,313	3,076
Noninterest expense:
Salaries and benefits	3,623	2,664	9,915	7,386
Occupancy	975	719	2,740	2,114
Office supplies and printing	167	129	510	376
Data processing	123	116	348	296
Consulting and professional fees	170	62	337	183
Other	1,055	731	2,981	2,074

Total noninterest expense	6,113	4,421	16,831	12,429

Income before income taxes	2,669	2,040	6,708	6,305
Provision for income taxes	(919)	(720)	(2,298)	(2,156)

Net income	$1,750	$1,320	$4,410	$4,149

Net income per share, basic	$0.38	$0.29	$0.95	$0.93

Net income per share, diluted	$0.36	0.28	$0.92	$0.87

Average number of shares outstanding, basic	4,656,378	4,485,525	4,640,736	4,471,291
Average number of shares outstanding, diluted	4,847,147	4,768,188	4,815,932	4,753,488

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars and shares in thousands, except per share data)
	Common stock		Stock dividends to be	Retained	Accumulated other comprehensive income	Total shareholders’
	Shares	Amount	distributed	earnings	(loss), net	equity
Balances at December 31, 2001	$4,055	$16,124	$—	$18,782	$71	$34,977
Comprehensive income:
Net income	—	—	—	4,149	—	4,149
Net change in unrealized gain (loss)
on securities available for sale,
net of tax of $13	—	—	—	—	(26)	(26)

Total comprehensive income (1)						4,123
Cash dividend, $0.195 per share	—	—	—	(792)	—	(792)
10% Stock dividend	—	—	4,669	(4,669)	—	—
Stock options exercised	23	67	—	—	—	67

Balances at September 30, 2002	$4,078	$16,191	$4,669	$17,470	$45	$38,375

Balances at December 31, 2002	$4,541	$21,025	$—	$18,363	$44	$39,432
Comprehensive income:
Net income	—	—	—	4,410	—	4,410
Net change in unrealized gain (loss)
on securities available for sale,
net of tax of ($43)	—	—	—	—	(81)	(81)

Total comprehensive income (1)						4,329
Cash dividend, $0.21 per share	—	—	—	(977)	—	(977)
Stock option compensation	—	17	—	—	—	17
Stock options exercised	115	311	—	—	—	311

Balances at September 30, 2003	$4,656	$21,353	$—	$21,796	$(37)	$43,112

(1) Comprehensive income for the three months ended September 30, 2003 and 2002 was $1,671 and $1,322, respectively

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30
	2003	2002
Cash flows from operating activities:
Net income	$4,410	$4,149
Adjustments to reconcile net income to net cash
provided by operating activities:
Federal Home Loan Bank stock dividends	(94)	(93)
Deferred income tax benefit	(6)	(8)
Amortization (accretion) of investment
premiums (discounts), net	(3)	56
Provision for loan losses	2,438	2,467
Net increase in loans held for sale	(5,693)	(1,809)
Depreciation of premises and equipment	1,175	937
Net gain on sale of premises and equipment and real estate	(12)	(197)
Net increase in other assets	(1,365)	(991)
Stock option compensation	17	—
Net (decrease) increase in other liabilities	182	(771)

Net cash provided by operating activities	1,049	3,740

Cash flows from investing activities:
Purchases of investment securities available for sale	(14,500)	(4,000)
Maturities/calls of investment securities available for sale	6,500	2,000
Principal payments on mortgage-backed securities	1,912	—
Purchases of investment securities held to maturity	(1,870)	—
Maturities/calls of investment securities held to maturity	875	1,600
Net increase in loans	(50,842)	(55,726)
Purchases of premises and equipment	(2,796)	(2,082)
Proceeds from the sale of premises and equipment	—	368
Proceeds from the sale of other real estate owned	664	67

Net cash used in investing activities	(60,057)	(57,773)

Cash flows from financing activities:
Net increase in deposits	47,910	85,505
Net decrease in other borrowed funds	—	(15,000)
Proceeds from trust preferred securities	—	15,000
Dividends paid on common stock	(977)	(792)
Proceeds from stock options exercised	311	67

Net cash provided by financing activities	47,244	84,780

Net (decrease) increase in cash and cash equivalents	(11,764)	30,747
Cash and cash equivalents at beginning of period	55,887	19,765

Cash and cash equivalents at end of period	$44,123	$50,512

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$557	$40
Loans made on bank-owned property sold	94	224
Cash paid for interest	6,921	8,021
Cash paid for taxes	2,191	2,911

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

   (a) Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2003, WBCO had three wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group, Inc. (“WFG”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

   (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries (together, the “Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2002 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2003. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

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
Nine months ended September 30, 2003 and 2002 (unaudited)
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

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interest in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interest that effectively recombines risks that were previously dispersed. FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for contracts entered into or modified after and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 had no material impact on the Company’s financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(2) Earnings Per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended September 30, 2003
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,750	4,656,378	$0.38
Effect of dilutive securities: stock options	—	190,769	(0.02)

Diluted EPS	$1,750	4,847,147	$0.36

	Three Months Ended September 30, 2002
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,320	4,485,525	$0.29
Effect of dilutive securities: stock options	—	282,663	(0.01)

Diluted EPS	$1,320	4,768,188	$0.28

	Nine Months Ended September 30, 2003
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$4,410	4,640,736	$0.95
Effect of dilutive securities: stock options	—	175,196	(0.03)

Diluted EPS	$4,410	4,815,932	$0.92

	Nine Months Ended September 30, 2002
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$4,149	4,471,291	$0.93
Effect of dilutive securities: stock options	—	282,197	(0.06)

Diluted EPS	$4,149	4,753,488	$0.87

On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividend. At September 30, 2003 and 2002, there were options to purchase 364,789 and 493,611 shares of common stock outstanding, respectively. There were no shares of common stock that were antidilutive, and therefore all were included in the computation of diluted net income per share.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(3) Stock-Based Compensation

The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB SFAS 123, Accounting for Stock-Based Compensation.

The following table sets forth the reconciliation of pro forma net income and pro forma earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income, as reported	$1,750	$1,320	$4,410	$4,149
Stock compensation recognized	6	—	17	—
Additional compensation for
fair value of stock options	(22)	(14)	(67)	(43)

Pro forma net income	$1,734	$1,306	$4,360	$4,106

Basic earnings per share:
As reported	$0.38	$0.29	$0.95	$0.93
Pro forma	0.37	0.29	0.94	0.92
Diluted earnings per share:
As reported	0.36	0.28	0.92	0.87
Pro forma	0.36	0.27	0.91	0.86

(4) Subsequent Event

On October 16, 2003, the Board of Directors declared a cash dividend of $0.07 per share to shareholders of record as of November 10, 2003 and payable on November 26, 2003.

(5) Commitments

Standby letters of credit and financial guarantees are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2003. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2003.

As of September 30, 2003, the commitments under these agreements were as follows:

Standby letters of credit and financial guarantees $536

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

(6) Segments

The Company is organized based on the products and services that it offers. Under its current organizational structure, the Company is comprised of four individual companies: Washington Banking Company (the holding company) and three wholly-owned subsidiaries — Whidbey Island Bank; Washington Funding Group, Inc.; and Washington Banking Capital Trust I. The Company has identified two reportable segments: Whidbey Island Bank and Washington Funding Group. Washington Banking Company and Washington Banking Capital Trust I have been combined and are reported as “Other”. The Bank offers a full range of commercial banking services, while WFG generates loan fee income from the origination and sale of residential mortgage loans.

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

WFG was formed in January 2003 and began operations in April 2003. It provides a loan funding source for mortgage brokers. It does not service any loans for secondary market investors. Although WFG sells the loans to several secondary market investors, two investors — Principal Residential Mortgage and Freddie Mac — purchase a significant portion of these loans.

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

The following table sets forth the financial information for the Company’s segments:

	Three Months Ended September 30, 2003
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after
provision for loan losses	$6,576	$—	$(182)	$—	$6,394
Other income	1,471	946	—	(29)	2,388
Other expenses	5,116	839	187	(29)	6,113

Income (loss) before tax	2,931	107	(369)	—	2,669

Income tax (expense) benefit	(997)	(50)	128	—	(919)

Net income (loss)	$1,934	$57	$(241)	$—	$1,750

Total assets	$585,831	$621	$73,507	$(72,775)	$587,184

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2003 and 2002 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30, 2002
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after
provision for loan losses	$5,727	$—	$(211)	$—	$5,516
Other income	945	—	—	—	945
Other expenses	4,417	—	4	—	4,421

Income (loss) before tax	2,255	—	(215)	—	2,040
Income tax (expense) benefit	(782)	—	62	—	(720)

Net income (loss)	$1,473	$—	$(153)	$—	$1,320

Total assets	$525,062	$—	$68,851	$(68,095)	$525,818

	Nine Months Ended September 30, 2003
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after
provision for loan losses	$18,785	$—	$(559)	$—	$18,226
Other income	4,120	1,299	—	(106)	5,313
Other expenses	15,062	1,426	449	(106)	16,831

Income (loss) before tax	7,843	(127)	(1,008)	—	6,708
Income tax (expense) benefit	(2,667)	26	343	—	(2,298)

Net income (loss)	$5,176	$(101)	(665)	$—	$4,410

Total assets	$585,831	$621	73,507	$(72,775)	$587,184

	Nine Months Ended September 30, 2002
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after
provision for loan losses	$15,875	$—	$(217)	$—	$15,658
Other income	3,076	—	—	—	3,076
Other expenses	12,264	—	165	—	12,429

Income (loss) before tax	6,687	—	(382)	—	6,305
Income tax (expense) benefit	(2,265)	—	109	—	(2,156)

Net income (loss)	$4,422	$—	$(273)	$—	$4,149

Total assets	$525,062	$—	$68,851	$(68,095)	$525,818

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

WFG, a wholesale mortgage real estate lending company, is a Washington State corporation formed in January 2003. The primary purpose of this subsidiary is to provide a loan funding source for brokers of mortgage loans. The loans are originated and sold in the name of the Bank. In addition to an existing office in Burlington, Washington, WFG set up offices in Bend, Coos Bay and Clackamas (Portland area), Oregon during the first quarter of 2003. Washington Funding Group underwrites loans originated by mortgage brokers primarily in the Washington, Oregon and Idaho markets, and then sells most of them to secondary market sources.

Headquartered in Oak Harbor, the Company’s market area has been expanded through the activities of WFG. Previously, the market area was that of the Bank, limited to northwestern Washington. WFG’s process of brokering mortgages has extended the Company’s market area beyond Washington State and includes Oregon and Idaho. Washington, Oregon and Idaho all experienced population growth of above 20% during the 1990s, compared to a national average of 13.1%. The market areas encompass distinct economies, and none are particularly dependent upon a single industrial or occupational source. In Washington, the economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to economies with much more diverse blends of industries including retail trade, services, manufacturing, tourism and a large military presence. Although unemployment levels in the Pacific Northwest over the past couple of years have been higher than national averages, the business impact to the Company has not been atypical. Timing of a total economic recovery for the Pacific Northwest region remains uncertain.

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

Financial Condition

Total Assets. Total assets grew to $587.2 million at September 30, 2003 from $535.4 million at December 31, 2002, an increase of 9.7%. This increase resulted mainly from growth in the loan and investment portfolios, which was funded by deposit growth and proceeds from trust preferred securities.

Total Loans. Total loans were $491.1 million at September 30, 2003, an increase of 12.4% from $436.7 million at December 31, 2002. The Company increased its allowance for loan losses to $6.3 million at September 30, 2003 representing 1.29% of total loans, from $5.5 million or 1.26% of total loans at December 31, 2002. The allowance was increased to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and maintaining adequate coverage.

Total Investment Securities. Total investment securities were $31.1 million and $24.2 million at September 30, 2003 and December 31, 2002, respectively, an increase of 28.8% due to the purchase of available-for-sale investment securities. The continued availability of excess funds, low interest rate environment and slower loan demand prompted management to purchase short-term investments, building the portfolio with “laddered” (staggered maturities) securities that reflect the Company’s investment policy guidelines and to help achieve the objectives of the business plan of the Company.

Premises and Equipment. Premises and equipment, net of depreciation, were $18.4 million and $16.8 million at September 30, 2003 and December 31, 2002, respectively. The increase reflects the construction of a new building for the Camano office, three leased offices for WFG, all with related furniture and fixtures, as well as remodeling improvements at the Burlington Financial Center and the Clinton branch. The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of value-added growth.

Deposits.     Deposits grew 10.3% to $510.9 million at September 30, 2003 from $463.0 million at December 31, 2002. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market.

At September 30, 2003, average noninterest-bearing deposits increased 45.3% from September 30, 2002, while average interest-bearing deposits increased 12.7% for the same period. In addition to this increase, the Company experienced a shift in the deposit mix. Average interest demand and money market deposits represented 46.58% of total average interest-bearing deposits at September 30, 2003 compared to 41.07% a year ago.

Average savings deposits and average CDs represented 8.86% and 44.56%, respectively, of total average interest-bearing deposits at September 30, 2003 compared to 7.84% and 51.09%, respectively, a year ago. All non-maturing deposit product averages increased during 2003 as management focused on establishing customer relationships and attracting deposits.

Shareholders’ Equity. The Company’s shareholders’ equity increased 9.3% to $43.1 million at September 30, 2003 from $39.4 million at December 31, 2002. The increase reflects earnings, proceeds from stock options exercised and stock option compensation offset by the payment of cash dividends and a decrease in unrealized gain on available-for-sale securities, net of tax, during the first nine months of 2003.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three months ended September 30, 2003			Three months ended September 30, 2002
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield (1)	Average balance	Interest earned/paid	Average yield (1)
Assets
Loans (2)	$492,789	$9,031	7.33%	$426,048	$8,591	8.07%
Federal funds sold	26,694	65	0.97%	15,784	63	1.60%
Interest-earning cash	689	1	0.58%	12,019	51	1.70%
Investments:
Taxable	12,715	103	3.24%	6,987	95	5.44%
Non-taxable (3)	14,213	222	6.25%	15,848	249	6.28%

Interest-earning assets	547,100	9,422	6.89%	476,686	9,049	7.59%

Noninterest-earning assets	36,688			32,564

Total assets	$583,788			$509,250

Liabilities and
shareholders' equity
Deposits
Interest demand and	$199,273	$397	0.80%	$155,850	$678	1.74%
money market
Savings	37,907	74	0.78%	29,743	104	1.40%
CDs	190,615	1,325	2.78%	193,894	1,701	3.51%

Interest-bearing deposits	427,795	1,796	1.68%	379,487	2,483	2.62%

Trust preferred securities	14,674	182	4.96%	15,000	211	5.63%
Other interest-bearing liablilities	15,107	155	4.10%	18,885	187	3.96%

Interest-bearing liabilites	457,576	2,133	1.86%	413,372	2,881	2.79%
Noninterest-bearing deposits	81,482			56,087
Other noninterest-bearing liabilities	3,372			2,276

Total liabilities	542,430			471,735
Shareholders' equity	41,358			37,515

Total liabilities and
shareholders' equity	$583,788			$509,250

Net Interest Income (3)		$7,289			$6,168

Net Interest Spread (1)			5.03%			4.80%

Net Interest Margin (1)			5.33%			5.18%

(1)    Annualized
(2)    Includes loan fees of $406 and $231 for the three months ended September 30, 2003 and 2002, respectively.
(3)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $57 and $63 for the three months ended September 30, 2003 and 2002, respectively.

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

Net Income. Net income for the third quarter of 2003 increased 32.6% to $1.8 million or $0.36 per diluted share as compared to the third quarter of 2002. Net income for the nine months ended September 30, 2003 increased 6.3% to $4.4 million, or $0.92 per diluted share, from $4.1 million, or $0.87 per diluted share, for the nine months ended September 30, 2002.

Net Interest Income. Net interest income for the third quarter of 2003 increased 18.5% to $7.2 million from $6.1 million for the third quarter of 2002. For the first nine months of 2003, net interest income increased 14.0% to $20.7 million from $18.1 million for the like period in 2002. The increase is largely due to interest income from increased average loan volume, combined with a decrease in the cost of funds. The continued low rate environment has improved the Company’s cost of funds and helped offset the lower interest-earning asset yield.

Average interest-earning assets for the third quarter increased to $547.1 million at September 30, 2003, compared to $476.7 million at September 30, 2002, a growth of 14.8%, while the average yield on interest-earning assets decreased to 6.89% compared to 7.59% in third quarter of the prior year. The average yield on loans decreased to 7.33% for the quarter ended September 30, 2003 from 8.07% for the third quarter of 2002.

The average cost of interest-bearing liabilities decreased in the third quarter of 2003 to 1.86% from 2.79% for the quarter ended September 30, 2002. Average interest-bearing liabilities for the quarter increased to $457.6 million at September 30, 2003 compared to $413.4 million a year ago, a growth of 10.7%.

The overall result of these changes was a increase in the net interest spread to 5.03% for the quarter ended September 30, 2003 from 4.80% for the quarter ended September 30, 2002. Net interest margin (net interest income divided by average interest-earning assets) increased to 5.33% in the third quarter of 2003 from 5.18% in the third quarter of 2002.

Noninterest Income. Noninterest income increased $1.4 million, or 152.7%, in the third quarter of 2003 compared to the like period in 2002. This increase was primarily due to the gain on sale of loans.

For the first nine months of 2003, noninterest income increased $2.2 million, or 72.7% compared to the like period a year ago. This increase was due to secondary market fees and the gain on sale of loans offset by the sale of the vacated North Whidbey branch property in the first quarter of 2002.

The Company began hedging mortgage interest rate risk for WFG real estate loans in the second quarter of 2003. At September 30, 2003, net loss on hedging activities was $135,000. The net loss is included in the gain on sale of loans.

Noninterest Expense. Noninterest expense increased $1.7 million in the third quarter of 2003, or 38.3% from a year ago. Three major components of noninterest expense, employee compensation, occupancy and other noninterest expense, increased 36.0%, 35.6% and 44.3%, respectively, for the quarter compared with the like period in 2002.

For the first nine months of 2003, noninterest expense rose to $16.8 million from $12.4 million one year ago, a 35.4% increase. The majority of these expenses reflect costs associated with the newly formed Washington Funding Group, the overall expansion of the Company and the increasing costs of doing business. This was primarily due to employee compensation, including a cost increase in employee benefits.

The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 63.54% for the third quarter 2003 compared to 62.71% for the like period in 2002. For the first nine months of 2003 and 2002, the efficiency ratio was 64.79% and 58.62%, respectively.

Income Taxes. For the third quarters of 2003 and 2002, the Company recorded an income tax provision of $919,000 and $720,000, respectively. For the first nine months of 2003 and 2002, the Company recorded income tax provisions of $2.3 million and $2.2 million, respectively. The overall effective tax rate was approximately 34% and 35% for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, the overall effective tax rate was approximately 34%.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	September 30, 2003		December 31, 2002
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$90,918	18.5%	$91,816	21.0%
Real estate mortgages:
One-to-four family residential	49,532	10.1%	46,806	10.7%
Five-or-more family
residential and commercial	123,146	25.1%	94,404	21.7%

Total real estate mortgages	172,678	35.2%	141,210	32.4%

Real estate construction	61,570	12.6%	40,112	9.2%
Consumer	165,512	33.7%	163,368	37.4%

Subtotal	490,678	100.0%	436,506	100.0%

Less: allowance for loan losses	(6,342)		(5,514)
Deferred loan fees, net	393		197

Loans, net	$484,729		$431,189

Total loans, net, increased to $484.7 million at September 30, 2003, representing a 12.4% increase from year-end 2002. The majority of the increase was in real estate mortgage and real estate construction loans, which increased 22.3% and 53.5%, respectively at September 30, 2003 from year-end 2002. Included in real estate mortgages are loans originated and held for sale on the secondary market. At September 30, 2003, loans held for sale were $12.3 million as compared to $6.6 million at December 31, 2002, an increase of 85.9%. Of those loans, $8.9 million were originated by WFG and $3.4 million were originated by the Bank’s retail real estate division, as compared to all of the loans originating from the Bank’s retail real estate division at December 31, 2002. The majority of the increase in real estate construction loans was due to residential construction, residential land development projects and a few large commercial construction loans.

The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect dealer loans were $100.6 million, or 60.76% of the consumer loan portfolio and 20.48% of the total loan portfolio at September 30, 2003. At December 31, 2002, indirect dealer loans were $94.2 million, or 57.64% of the consumer loan portfolio and 21.56% of the total loan portfolio.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming assets:
(Dollars in thousands)	September 30, 2003	December 31, 2002
Nonaccrual loans	$4,122	$3,222
Restructured loans	—	—

Total nonperforming loans	4,122	3,222
Other real estate owned	504	592

Total nonperforming assets	$4,626	$3,814

Accruing loans past due > 90 days	$—	$—
Potential problem loans	—	—
Allowance for loan losses	6,342	5,514

Nonperforming loans to loans	0.84%	0.74%
Allowance for loan losses to loans	1.29%	1.26%
Allowance for loan losses to nonperforming loans	153.86%	171.14%
Nonperforming assets to total assets	0.79%	0.71%

Nonperforming loans increased to $4.1 million, or 0.84% of total loans, at September 30, 2003 from $3.2 million, or 0.74% of total loans, at December 31, 2002. The current allowance for loan losses of $6.3 million represents 153.86% of nonperforming loans as compared to 171.14% of nonperforming loans at December 31, 2002. The allowance for loan losses is 1.29% of total loans at September 30, 2003 as compared to 1.26% at December 31, 2002.

Provision and Allowance for Loan Losses. The Company recorded an $838,000 provision for loan losses for the third quarter of 2003, compared with $589,000 for the like period a year ago. Net loan charge-offs were $443,000, representing 0.09% of average loans for the third quarter of 2003, compared with $691,000, or 0.16% of average loans for the like period last year.

For the nine months ended September 30, 2003, the Company recorded a $2.4 million provision for loan losses, compared with $2.5 million for the like period a year ago. The Company recorded $1.6 million in net loan charge-offs, representing 0.34% of average loans during the first nine months of 2003, compared with $1.3 million or 0.32% of average loans in net charge-offs for the like period in 2002. The increase in charge-offs is attributed to a progressively tighter stance on consumer delinquencies and to certain loans to the construction trades. Management has tightened consumer-lending standards, formalized its credit review department, and established additional commercial guidelines and limits on lending to certain industries to mitigate risk.

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

The following table sets forth the Company’s consumer charge-offs and recoveries:

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Consumer charge-offs	$(377)	$(474)	$(1,099)	$(932)
Consumer recoveries	87	49	232	165

Net consumer charge-offs	$(290)	$(425)	$(867)	$(767)

Net dealer charge-offs	$(234)	$(312)	$(682)	$(574)
Average dealer loans	100,978	91,709	99,447	84,187

Net dealer charge-offs to net consumer charge-offs	80.69%	73.41%	78.66%	74.84%
Net dealer charge-offs to average dealer loans	0.23%	0.34%	0.69%	0.68%

Net loan charge-offs attributed to indirect dealer loans were $234,000, representing 80.69% of net consumer charge-offs during the third quarter of 2003, compared to $312,000, or 73.41% of net consumer charge-offs for the like period in 2002. For the nine months ended September 30, 2003, net charge-offs attributed to indirect dealer loans were $682,000, or 78.66%, of net consumer charge-offs, as compared with $574,000, or 74.84%, for the like period in 2002.

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

The following table sets forth the changes in the Company’s allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	Three Months Ended September 30		Nine Months Ended September 30
(Dollars in thousands)	2003	2002	2003	2002
Balance at beginning of period	$5,947	$5,569	$5,514	$4,308
Charge-offs:
Commercial	(276)	(234)	(798)	(508)
Real estate	—	(33)	(95)	(43)
Consumer	(377)	(474)	(1,099)	(932)

Total charge-offs	$(653)	$(741)	$(1,992)	$(1,483)
Recoveries:
Commercial	123	1	150	10
Real estate	—	—	—	—
Consumer	87	49	232	165

Total recoveries	$210	$50	$382	$175

Net charge-offs	(443)	(691)	(1,610)	(1,308)
Provision for loan losses	838	589	2,438	2,467

Balance at end of period	$6,342	$5,467	$6,342	$5,467

Net charge-offs to average loans	0.09%	0.16%	0.34%	0.32%

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions and/or circumstances that differ substantially from the assumptions used in making the final determination could result in adjustments to the allowance for loan losses, and net income could be significantly affected. Management anticipates that normal growth of the loan portfolio, coupled with potential credit weakness that could occur, may require increases in the provisions to the allowance for loan losses.

Deposits

The Company provides an array of deposit services, including noninterest-bearing checking accounts, interest-bearing checking and savings accounts, money market accounts and certificates of deposit (“CDs”). These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits. The Company does not pay brokerage commissions to attract deposits. It strives to establish customer relations to attract core deposits in noninterest-bearing transactional accounts and thus reduce its costs of funds.

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Three Months Ended September 30
	2003		2002
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and
money market deposits	$199,273	0.80%	$155,850	1.74%
Savings deposits	37,907	0.78%	29,743	1.40%
CDs	190,615	2.78%	193,894	3.51%

Total interest-bearing deposits	427,795	1.68%	379,487	2.62%
Demand and other
noninterest-bearing deposits	81,482		56,087

Total average deposits	$509,277		$435,574

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

Deposits.     Total deposits increased 10.3% to $510.9 million at September 30, 2003 from $463.0 million at December 31, 2002. The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At September 30, 2003, the Company had $187.1 million in CDs, of which approximately $119.0 million, or 63.6%, are scheduled to mature within one year. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. That notwithstanding, management anticipates that a sizable portion of outstanding CDs will renew upon maturity.

Borrowings.     At September 30, 2003 the Company had a line of credit with the FHLB of $87.9 million, of which $15.0 million was advanced in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $17.0 million at September 30, 2003.

Investments.     The Company’s total portfolio of investment securities increased 28.8% to $31.1 million at September 30, 2003 from $24.2 million at December 31, 2002. The investment portfolio consists of government agency securities, pass-through securities, corporate securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity. The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	September 30, 2003
(Dollars in thousands)	Amortized cost	Market value	Recorded value
Amounts maturing:
Within one year	$3,526	$3,570	$3,537
One to five years	18,384	18,832	18,311
Six to ten years	8,696	9,010	8,700
Over ten years	589	597	589

Total	$31,195	$32,009	$31,137

At September 30, 2003, the Company’s investment portfolio consisted of $16.1 million, or 51.58% in held-to-maturity investments at carrying value, as compared with $15.1 million, or 62.35%, at December 31, 2002, and $15.1 million, or 48.42%, in available-for-sale securities at carrying value, as compared with $9.1 million, or 37.65%, at December 31, 2002. For liquidity purposes, the Company’s future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $43.1 million at September 30, 2003 from $39.4 million at December 31, 2002. This increase is due to net income of $4.4 million, proceeds from stock options exercised in the amount of $311,000 and stock option compensation of $17,000 offset by the payment of cash dividends of $977,000 and a decrease in unrealized gain on available-for-sale securities, net of tax of $81,000, during the first nine months of 2003. Total assets increased to $587.2 million at September 30, 2003 from $535.4 million at December 31, 2002, an increase of 9.7%. Shareholders’ equity to total assets was 7.3% at September 30, 2003 compared to 7.4% at December 31, 2002.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well-capitalized” at September 30, 2003 and December 31, 2002:

	FDIC Requirements		Actual Ratios
	Adequately- capitalized	Well- capitalized	September 30, 2003	December 31, 2002
Total risk-based capital ratio
Consolidated	8%	10%	12.23%	12.80%
Whidbey Island Bank	8%	10%	11.91%	12.61%
Tier 1 risk-based capital ratio
Consolidated	4%	6%	10.91%	11.22%
Whidbey Island Bank	4%	6%	10.71%	11.43%
Leverage ratio
Consolidated	4%	5%	9.85%	9.89%
Whidbey Island Bank	4%	5%	9.64%	10.07%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

On July 23, 2003, the Company purchased the land and building that houses the Burlington Financial Center for $719,000. In addition, the Company has entered into an agreement to purchase land at an estimated price of $625,000 for a future site of a Whidbey Island Bank branch in the northern Bellingham area. The purchase is expected to be finalized in the fourth quarter of 2003.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

Anticipated Financial Performance

In March 2003 the Company announced its 2003 targets of 10% – 15% earnings growth, 10% – 15% loan growth, and 5% – 10% deposit growth. While management believes, at this time, that the targets will be met, it anticipates that 2003 fourth quarter performance will be negatively affected by a number of factors. These include: fluctuating mortgage interest rates, resulting in decreasing residential real estate loan volumes; slowing deposit rate repricing contributing to the tightening of the net interest margin; an increase in operating expenses due to the rising costs of doing business; and a commercial loan environment recovering from a stagnate economy coupled with strong rate competition. Management has begun to see a significant decline in residential loan volumes.

Historically, as real estate loan volumes decline, commercial loan activity increases. In management’s opinion, the banking industry is currently in the transition period from that of heavy mortgage loan volumes into a period of increasing commercial lending activity.

The Company’s long-term targets over the next several years include ROE in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth rate of at least 10% annually and cash dividend per share increases of 8% per year. The Company believes that these long-term goals can be attained through continuing its strategy of qualitative and sustainable growth.

Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. One of the areas subject to uncertainty is economic stability. Although there are concerns regarding the economy, management expects growth to continue in the Pacific Northwest region and believes that the Company will have opportunities to participate in that growth. These opportunities will be pursued while applying rigorous credit discipline and thorough analysis to ensure quality growth. Other unexpected changes, such as significant declines in the economy or substantial credit deterioration, could further reduce the anticipated performance of the Company.

Readers should not construe these goals as assurances of future performance, and should note that management does not plan to update these projections.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 2003, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2002. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2002 filed with the SEC on March 20, 2003.

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

PART II

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31	Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

During the quarter ended September 30, 2003, the Company filed a report on Form 8-K in regard to the release of the Company’s second quarter 2003 earnings and cash dividend notification. The report was filed on July 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: November 13, 2003	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: November 13, 2003	By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins Senior Vice President and Chief Financial Officer