Form 10-K
period 2003-12-31
WASHINGTON BANKING CO
filed 2004-03-24
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     [ ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.     Yes [ ]     No [X]

The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2003 was approximately $63,836,714 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2003 of $15.25.

The number of shares of registrant’s Common Stock outstanding at February 27, 2004 was 5,401,274.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement dated March 25, 2004	Part III, except the reports of the audit and compensation committees

CROSS REFERENCE SHEET

Location in Definitive Proxy Statement

Items required by Form 10-K

Form 10-K		Definitive Proxy Statement

Part and
Item No.	Caption	Caption	Page

Part III
Item 10.	Directors and Executive Officers of the Registrant	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance	4, 16
Item 11.	Executive Compensation	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management	Security Ownership of Certain Beneficial Owners and Management	3
Item 13.	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	16
Item 14.	Principal Accounting Fees and Services	Relationship with Independent Public Accountants	17

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

PART I

Item 1. Business

General

Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company with three wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group (“WFG”). Headquartered in Oak Harbor, Washington, the Company provides a full range of commercial banking services to small and medium sized businesses, professionals and other individuals through seventeen bank branch offices located in Island, Skagit, Whatcom and Snohomish counties in northwestern Washington and provides a loan funding source for brokers of mortgage loans through four offices in Washington and Oregon.

At December 31, 2003, WBCO had total assets of $581.7 million, total deposits of $501.5 million and shareholders’ equity of $44.4 million. A more thorough discussion of our financial performance appears in this section under the headings “Lending Activities,” “Summary of Loan Loss Experiences,” and “Deposits,” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 17 of this report.

The Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. WIB also offers nondeposit investment products for sale through the investment advisory company, Elliot Cove Capital Management, LLC and through sweep investment options available from a brokerage account.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

WFG, a wholesale mortgage real estate lending company, is a Washington State corporation formed in January 2003. The purpose of this subsidiary is to provide a loan funding source for brokers of mortgage loans. The loans are originated and sold in the name of the Bank. WFG conducts its wholesale business primarily in Washington, Oregon and Idaho.

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

Management’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that it offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management has heightened its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense. To deliver its products more effectively and efficiently, the Company’s market strategy is to locate offices in its targeted growth areas, supported by “satellite” units, i.e. loan production offices (“LPOs”), mini branches, grocery or retail store branches and/or automated teller machines (“ATMs”) where appropriate.

Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for a period of time after opening and management expects that earnings may be negatively affected. The Fairhaven, Stanwood and Smokey Point offices have made satisfactory progress since their openings in the third quarter of 2002 and are expected to contribute to profits in 2004.

Market Areas

The Company’s primary market area currently consists of Island, Skagit, Snohomish and Whatcom Counties. Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.

Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated contribute significantly to the county’s economy. Other primary industries providing employment for county residents are: education, health and social services; retail trade; and manufacturing. Due to its natural beauty, the county attracts tourism and has a number of retirement communities.

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

While Washington State’s economy, and particularly that of the Puget Sound region, experienced strong growth during the 1990’s, those economies slowed during recent years as the commercial airline and aerospace industries began to contract in the Puget Sound region. During 2002 and 2003, the Company’s market area continued to feel the effects of the country’s overall economic slowdown, which appeared to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The large military bases located in the Company’s region had a positive economic impact. Although timing of a full economic recovery for Washington State is uncertain, it has been steady, yet slow in 2003.

Competition

WBCO operates in a highly competitive banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other institutions, including nonbanking financial services companies.

Some of the Bank’s competitors are not subject to the same regulations as the Bank, may have substantially higher lending limits and offer certain services that the Bank does not provide. Federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that the Company’s competitive efforts will continue to be successful.

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	55	President and Chief Executive Officer	1992
Phyllis A. Hawkins	55	Senior Vice President and Chief Financial Officer	1995
John L. Wagner	60	Executive Vice President and Chief Operating Officer	2004

Michal D. Cann. Mr. Cann, 55, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank since 1993. Mr. Cann has been a director of the Bank since 1992 and Chairman of the Board of WFG since its formation in 2003. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

Phyllis A. Hawkins. Ms. Hawkins, 55, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Prior to becoming the Senior Vice President and Chief Financial Officer in 1996, Ms. Hawkins served as Senior Vice President and Cashier. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins chairs the Bank’s Asset/ Liability Management Committee and the Risk Management Committee.

John L. Wagner. Mr. Wagner, 60, is the Executive Vice President and Chief Operating Officer of Whidbey Island Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2001, Mr. Wagner was selected to oversee branch administration and promoted to COO in 2004. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Employees

The Company had 300 full time equivalent employees at February 27, 2004. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

The Company’s principal subsidiary, Whidbey Island Bank, provides services through seventeen bank branches in Island, Skagit, Whatcom and Snohomish counties located in northwestern Washington. The Bank has an established management team consisting of seven senior executives, in addition to the President, who are fully involved and responsible for the day-to-day business of the Bank. WFG, the Company’s wholesale mortgage subsidiary, operates from four offices located in Washington and Oregon states. The President and CEO of WFG is also employed at the Bank and serves on its management team.

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

The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized,” followed by “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. As of December 31, 2003, the Company and the Bank met the criteria for being “well-capitalized.”

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

In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating and analyzes their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. Included in the consumer loan category are indirect dealer loans that may inherently carry more risk compared to other consumer loans. Management has taken steps to neutralize those possible risks with: experienced management; strict policies, parameters and procedures; and an established conservative loan grading system. The division manager is a former auto dealer with many years experience in the auto industry. The dealer clients are concentrated within the Company’s four-county trade area and are well known to dealer division management. The graded loan mix is monitored to achieve an average loan portfolio quality rating in the “B” to “B+” range, with “A” being the highest rating category. In contrast, the monitoring process for the commercial business, real estate construction and commercial real estate portfolios includes periodic reviews of individual loans with risk ratings assigned to each loan, and performance is judged on a loan-by-loan basis. The Company reviews these loans to assess the ability of the borrower to service all of its interest and principal obligations and, as a result, the risk rating may be adjusted accordingly. In the event that full collection of principal and interest is not reasonably assured, the loan is appropriately downgraded and, if warranted, placed on non-accrual status even though the loan may be current as to principal and interest payments. Additionally, the Company assesses whether or not an impairment of a loan as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” warrants specific reserves or a write-down of the loan.

Loan Portfolio Composition. The Company provides a broad array of loan products to small- and medium-sized businesses and to individuals. The Company’s loan portfolio composition was comprised of commercial, real estate and consumer loans, at 17.2%, 48.8% and 34.0%, respectively, of the loan portfolio at December 31, 2003. Company management believes this gives the portfolio a good spread of risk and balance. Management continues to seek an equally balanced portfolio although the ever-changing market and economic conditions may warrant a different mix. Seasonal trends, geographic expansion and increased average loan size have resulted in solid loan growth and a diversified portfolio not heavily concentrated in any one industry or in any one community. As of December 31, 2003, there were no borrowing relationships that equaled or exceeded 10% of the Bank’s total loans.

The following table sets forth the Company’s loan portfolio composition by type of loan:

	December 31

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$87,371	17.2%	$91,816	21.0%	$109,867	29.1%	$105,410	34.8%	$90,014	40.5%
Real estate mortgages:
One-to-four family residential	43,460	8.5%	46,806	10.7%	42,850	11.4%	31,766	10.5%	24,822	11.2%
Five-or-more family residential and commercial	133,539	26.3%	94,404	21.7%	65,782	17.4%	39,300	13.0%	29,527	13.2%

Total real estate mortgages	176,999	34.8%	141,210	32.4%	108,632	28.8%	71,066	23.5%	54,349	24.4%
Real estate construction	70,974	14.0%	40,112	9.2%	26,917	7.1%	28,036	9.3%	14,300	6.4%
Consumer	172,406	34.0%	163,368	37.4%	132,067	35.0%	98,172	32.4%	63,757	28.7%

Subtotal	507,750	100.0%	436,506	100.0%	377,483	100.0%	302,684	100.0%	222,420	100.0%

Less: allowance for loan losses	(6,116)		(5,514)		(4,308)		(2,664)		(2,182)
Deferred loan fees, net	420		197		23		(22)		(16)

Loans, net	$502,054		$431,189		$373,198		$299,998		$220,222

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

Residential Mortgages. The Company’s portfolio of residential mortgage loans is secured by properties primarily located within the Company’s market area. The Company originates residential loans for sale in the secondary market. Secondary market loans are either originated in the name of a third party or originated in the name of the Company and then sold to secondary market investors. The Company sells these servicing released loans for a fee.

During the year ended December 31, 2003, the Company’s total gross loan originations of residential loans for the account of third parties were $16.8 million, compared with $14.8 million and $9.7 million, respectively, for the years ended December 31, 2002 and 2001. During the years ended December 31, 2003, 2002 and 2001 the Company originated and funded $397.4 million, $102.7 million and $87.9 million, respectively, in loans that were sold in the secondary market.

The Company has been approved to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). This provides access to long-term conventional real estate loans for the Company’s customers. Currently, the Company sells loans, servicing released, to Freddie Mac and other secondary market investors.

To minimize interest rate risk and maximize the yield, hedging practices are often used in the real estate mortgage industry. Beginning in 2003, the Company initiated the use of hedging activities for WFGs wholesale real estate mortgage pipeline.

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

Construction Loans. The Company originates one-to-four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $11.6 million, or 16.3% of the total construction loan portfolio at December 31, 2003, compared to $10.2 million, or 25.5% and $5.1 million, or 19.0% at December 31, 2002 and 2001, respectively. The average loan size was approximately $209,000 in 2003 compared to $208,000 in 2002 and $207,000 in 2001. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company’s policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.

Consumer Loans. Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer loans increased $9.0 million to $172.4 million at December 31, 2003 from the prior year, an increase of 5.5%, representing 34.0% and 37.4% of the total loan portfolio at December 31, 2003 and 2002, respectively.

Indirect Loans. The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected dealers located in the Company’s market areas. At December 31, 2003, $105.6 million, or 61.3%, of the Company’s consumer loan portfolio consisted of indirect loans compared to $94.2 million, or 57.6% in 2002 and $73.0 million, or 55.3% in 2001. Indirect loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company has limited its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

Credit Cards. The Company offers VISA credit cards to its customers. At December 31, 2003, 2002 and 2001, $2.0 million, $1.9 million and $1.9 million of credit card balances were outstanding, respectively. These balances represented 1.2%, 1.2% and 1.5% of the Company’s consumer loan portfolio, and 0.4%, 0.4% and 0.5% of its total portfolio for those periods, respectively. At December 31, 2003, approximately $40,000 or 2.0% of outstanding credit card balances were past due, as compared to $43,000 or 2.2% at December 31, 2002 and $40,000 or 2.1% at December 31, 2001.

SBA Loans. The Company also provides loans through the U.S. Small Business Administration (“SBA”), an independent agency of the federal government, which guarantees up to 85% of the loan amount. SBA loans are generally made to small- and medium-sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At December 31, 2003, the Company had outstanding $5.0 million, or 1.0% of its loan portfolio, in SBA loans.

Foreign Loans. The Company is not involved with loans to foreign companies or in foreign countries.

Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth at December 31, 2003 (1) the aggregate maturities of commercial and real estate construction loans and (2) the aggregate amounts of variable and fixed rate commercial and real estate construction loans:

	Maturing

	Within 1 year	1–5 years	After 5 years	Total
(Dollars in thousands)
Commercial	$34,234	$27,311	$25,826	$87,371
Real estate construction:
One-to-four family residential	28,960	11,544	1,664	42,168
Five-or-more family residential and commercial	13,814	8,980	6,012	28,806

Total real estate construction	42,774	20,524	7,676	70,974

Total	$77,008	$47,835	$33,502	$158,345

Fixed-rate loans	$20,359	$21,555	$3,926	$45,840
Variable-rate loans	56,649	26,280	29,576	112,505

Total	$77,008	$47,835	$33,502	$158,345

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

Nonperforming Assets. The following table sets forth information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans) and total nonperforming assets:

	December 31

	2003	2002	2001	2000	1999
(Dollars in thousands)
Nonaccrual loans	$4,158	$3,222	$2,094	$1,152	$920
Restructured loans	—	—	—	77	52

Total nonperforming loans	4,158	3,222	2,094	1,229	972
Real estate owned	504	592	473	124	170

Total nonperforming assets	$4,662	$3,814	$2,567	$1,353	$1,142

Impaired loans	$2,563	$—	$—	$—	$—
Potential problem loans	314	—	—	—	—
Accruing loans past due≥ 90 days	—	—	—	—	—
Allowance for loan losses	6,116	5,514	4,308	2,664	2,182
Interest foregone on nonaccrual loans	224	220	109	171	65

Nonperforming loans to loans	0.82%	0.74%	0.55%	0.41%	0.44%
Allowance for loan losses to loans	1.20%	1.26%	1.14%	0.88%	0.98%
Allowance for loan losses to nonperforming loans	147.09%	171.14%	205.73%	216.76%	224.49%
Nonperforming assets to total assets	0.80%	0.71%	0.59%	0.37%	0.40%

The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. When a loan is placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes past due 90 days. Amounts received on nonaccrual loans generally are applied first to principal and then to interest only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans above, but about which there are serious doubts as to the borrower’s ability to comply with present repayment terms and, therefore, may be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.

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

Real estate owned consists of properties owned by the Bank through foreclosure or other legal action and is shown at fair market value after any potential liquidation expense. Management considers the amount currently held to be modest in comparison with the growth in the loan portfolio and that the properties are readily marketable.

Loans are considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. The Company has identified one loan of approximately $2.6 million to a real estate development and timber company as impaired, due to the borrower’s financial status at year-end. The loan is current and well-secured, and no losses are expected.

Potential problem loans at December 31, 2003 amounted to approximately $314,000. These are defined as loans and commitments not included in any of the two basic nonperforming loan categories discussed above or in the 90 days past due and still accruing interest category, but which management, through normal internal credit review procedures, has developed information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms.

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

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio coupled with the steady but slow recovery in the local economy may require continued increases in the provisions to the allowance for loan losses during the year 2004.

Allocation of Loan Loss Allowance. The following table shows the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	December 31

	2003		2002		2001		2000		1999

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$799	17.2%	$842	21.0%	$958	29.1%	$751	34.8%	$704	40.5%
Real estate mortgage	1,762	34.8%	1,297	32.4%	889	28.8%	448	23.5%	372	24.4%
Real estate construction	912	14.0%	450	9.2%	374	7.1%	266	9.3%	132	6.4%
Consumer	2,415	34.0%	2,209	37.4%	1,693	35.0%	997	32.4%	715	28.7%
Unallocated	228	N/A	716	N/A	394	N/A	202	N/A	259	N/A

Total	$6,116	100.0%	$5,514	100.0%	$4,308	100.0%	$2,664	100.0%	$2,182	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

The following table sets forth information regarding changes in the Company’s allowance for loan losses:

	Years Ended December 31

	2003	2002	2001	2000	1999
(Dollars in thousands)
Balance at beginning of period	$5,514	$4,308	$2,664	$2,182	$1,745
Charge-offs:
Commercial	(1,293)	(1,689)	(357)	(659)	(328)
Real estate	(177)	(67)	(196)	(16)	(6)
Consumer	(1,725)	(1,286)	(854)	(469)	(277)

Total charge-offs	(3,195)	(3,042)	(1,407)	(1,144)	(611)
Recoveries:
Commercial	208	103	119	5	8
Real estate	—	—	6	—	—
Consumer	389	279	146	95	20

Total recoveries	597	382	271	100	28

Net charge-offs	(2,598)	(2,660)	(1,136)	(1,044)	(583)
Provision for loan losses	3,200	3,866	2,780	1,526	1,020

Balance at end of period	$6,116	$5,514	$4,308	$2,664	$2,182

The following table sets forth information regarding the Company’s net charge offs to average loans:

	Years Ended December 31

	2003	2002	2001	2000	1999
(Dollars in thousands)
Indirect net charge-offs	$(1,055)	$(749)	$(321)	$(231)	$(113)
Other net charge-offs	(1,543)	(1,911)	(815)	(813)	(470)

Total net charge-offs	$(2,598)	$(2,660)	$(1,136)	$(1,044)	$(583)

Average indirect loans	$100,684	$86,181	$60,423	$39,839	$21,366
Average other loans	374,190	329,974	282,509	221,397	160,106

Total average loans	$474,874	$416,155	$342,932	$261,236	$181,472

Indirect net charge-offs to average indirect loans	1.05%	0.87%	0.53%	0.58%	0.53%
Other net charge-offs to average other loans	0.41%	0.58%	0.29%	0.37%	0.29%
Net charge-offs to average loans	0.55%	0.64%	0.33%	0.40%	0.32%

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Years Ended December 31

	2003		2002		2001

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$190,837	0.89%	$149,227	1.61%	$112,938	2.62%
Savings deposits	36,332	0.81%	29,264	1.35%	25,868	2.07%
CDs	190,755	2.84%	184,919	3.62%	162,834	5.72%

Total interest-bearing deposits	417,924	1.77%	363,410	2.61%	301,640	4.24%
Demand and other noninterest-bearing deposits	71,764		54,645		46,110

Total average deposits	$489,688		$418,055		$347,750

The following table sets forth the amounts and maturities of CDs with balances of $100,000 or more at December 31, 2003:

December 31, 2003
(Dollars in thousands)
Remaining maturity:
Less than three months	$21,835
Three to six months	8,242
Six to twelve months	25,947
Over twelve months	33,861

Total	$89,885

Item 2. Properties

The Company currently has administrative facilities, operations facilities, full-service branches and supermarket branches.

The following table sets forth the status of the Company’s properties at December 31, 2003:

Location	Facility Type	Land	Building

Anacortes branch	Full service	Owned	Owned
Bakerview branch	Full service	Owned	Owned
Bellingham branch	Full service	Owned	Owned
Bellingham/Northwest Avenue	Land	Owned	N/A
Bend office	Wholesale lending	N/A	Leased
Burlington branch	Full service	Owned	Owned
Burlington financial center	Operations/ Wholesale	Owned	Owned
lending/ Indirect lending
Camano branch	Full service	Owned	Owned
Camano Plaza branch	Supermarket	N/A	Leased
Clackamas office	Wholesale lending	N/A	Leased
Clinton branch	Full service	Owned	Owned
College Way branch	Supermarket	N/A	Leased
Coos Bay office	Wholesale lending/ Administrative	N/A	Leased
Coupeville branch	Full service	Owned	Owned
Fairhaven branch	Full service	N/A	Leased
Freeland branch	Full service	Owned	Owned
Langley branch	Full service	Owned	Owned
Midway branch	Full service	Owned	Owned
Oak Harbor branch	Full service/ Administrative	Leased	Owned
Oak Harbor operations	Operations	Owned	Owned
Oak Harbor financial center	Vacant building	Owned	Owned
Sedro Woolley branch	Full service	Owned	Owned
Smokey Point branch	Full service	N/A	Leased
Stanwood branch	Full service	Owned	Owned

During the fourth quarter of 2003, the Company entered into an earnest money agreement for property in the Smokey Point/Arlington, WA area pending completion of a feasibility study to relocate the Smokey Point branch, which is currently leased.

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

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of February 27, 2004, the Company’s common stock was held of record by approximately 308 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the annual dividends paid by the Company to its shareholders on a per share basis during 2003 and 2002, as adjusted for stock dividends:

	2003			2002

	High	Low	Dividend	High	Low	Dividend

First quarter	$11.55	$9.98	$0.06	$10.01	$7.12	$0.05
Second quarter	13.15	11.44	0.06	12.86	9.50	0.05
Third quarter	13.73	12.91	0.06	12.34	8.73	0.05
Fourth quarter	14.71	13.57	0.06	11.48	9.25	0.05

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. For 1997 and prior years, cash dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid cash dividends on a quarterly basis. On October 24, 2002, the Company distributed a 10% stock dividend, and on February 26, 2004, the Company distributed a 15% stock dividend. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

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

	Years Ended December 31

	2003	2002	2001	2000	1999
(Dollars in thousands, except per share amounts)
Operating data:
Total interest income	$36,598	$35,211	$33,046	$27,203	$19,076
Total interest expense	8,768	10,672	13,453	11,835	7,016

Net interest income	27,830	24,539	19,593	15,368	12,060
Provisions for loan losses	(3,200)	(3,866)	(2,780)	(1,526)	(1,020)

Net interest income after provision	24,630	20,673	16,813	13,842	11,040
Service charges on deposits	2,127	1,801	1,707	1,672	1,417
Other noninterest income	4,842	2,813	2,404	1,020	1,036

Total noninterest income	6,969	4,614	4,111	2,692	2,453
Noninterest expense	22,903	17,231	14,722	12,687	10,318

Income before income taxes	8,696	8,056	6,202	3,847	3,175
Provision for income taxes	(2,729)	(2,719)	(1,918)	(1,062)	(823)

Net income	$5,967	$5,337	$4,284	$2,785	$2,352

Average number of shares outstanding, basic	5,341,461	5,153,317	5,120,352	5,114,570	5,240,835
Average number of shares outstanding, diluted	5,548,681	5,441,462	5,362,654	5,358,304	5,549,797
Per share data(1):
Net income per share, basic	$1.12	$1.04	$0.84	$0.54	$0.45
Net income per share, diluted	1.08	0.98	0.80	0.52	0.42
Book value	8.28	7.55	6.82	6.17	5.80
Dividends	0.24	0.21	0.19	0.16	0.13
Balance sheet data:
Total assets	$581,741	$535,412	$437,686	$361,645	$285,970
Loans receivable, net of unearned fees	508,170	436,703	377,506	302,662	222,404
Allowance for loan losses	6,116	5,514	4,308	2,664	2,182
Real estate owned	504	592	473	124	170
Federal funds sold	4,795	23,000	2,500	750	4,300
Deposits	501,497	462,995	367,175	317,776	254,475
Other borrowed funds	12,500	15,000	32,500	10,000	—
Trust preferred securities	15,000	15,000	—	—	—
Shareholders’ equity	44,360	39,432	34,977	31,501	29,798
Selected performance ratios:
Return on average assets	1.06%	1.09%	1.06%	0.87%	0.95%
Return on average equity	14.43%	14.41%	12.62%	9.09%	7.91%
Net interest margin	5.32%	5.43%	5.36%	5.34%	5.52%
Net interest spread	5.02%	5.07%	4.79%	4.58%	4.80%
Non-interest expense to average assets	4.06%	3.52%	3.66%	3.98%	4.18%
Efficiency ratio	65.82%	59.11%	62.11%	70.25%	71.09%
Dividend payout ratio	21.84%	20.37%	22.69%	29.01%	28.23%

	Years Ended December 31

	2003	2002	2001	2000	1999
(Dollars in thousands, except per share amounts)
Asset quality ratios:
Nonperforming loans to period-end loans	0.82%	0.74%	0.55%	0.41%	0.44%
Allowance for loan losses to period-end loans	1.20%	1.26%	1.14%	0.88%	0.98%
Allowance for loan losses to nonperforming loans	147.09%	171.14%	205.73%	216.76%	224.49%
Nonperforming assets to total assets	0.80%	0.71%	0.59%	0.37%	0.40%
Net loan charge-offs to average loans outstanding	0.55%	0.64%	0.33%	0.40%	0.32%
Capital ratios:
Total risk-based capital	11.69%	12.61%	9.64%	10.31%	12.67%
Tier 1 risk-based capital	10.56%	11.43%	8.57%	9.47%	11.73%
Leverage ratio	9.89%	10.07%	8.03%	8.54%	9.83%
Equity to assets ratio	7.63%	7.36%	7.99%	8.71%	10.42%
Other data:
Number of banking offices	17	17	14	14	12
Number of full time equivalent employees	300	247	209	200	180

(1)	Per share data adjusted to reflect 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.

Summary of Quarterly Financial Information

See Part II, Item 8. Note 22 of “Notes to Consolidated Financial Statements.”

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Financial Statements and Notes thereto presented elsewhere in this report.

Overview

Washington Banking Company (“WBCO” or the “Company”) is a registered bank holding company with three wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), Washington Banking Capital Trust I (the “Trust”) and Washington Funding Group, Inc. (“WFG”). The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance Corporation (the “FDIC”), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment portfolios, which are not FDIC insured, through the investment advisory company Elliott Cove Capital Management LLC. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences and select a portfolio. Prior to the Bank’s affiliation with Elliott Cove, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc. Another nondeposit product offered through WIB, which is not FDIC insured, is a sweep investment option available through a brokerage account.

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

Headquartered in Oak Harbor, the Company’s market area has been expanded through the activities of WFG. Previously, the market area was that of the Bank, limited to northwestern Washington. WFG’s process of brokering mortgages has extended the Company’s market area beyond Washington State and includes Oregon and Idaho. Washington, Oregon and Idaho all experienced population growth of above 20% during the 1990s, compared to a national average of 13.1%. The market areas encompass distinct economies, and none are particularly dependent upon a single industrial or occupational source. In Washington, the economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to economies with much more diverse blends of industries including retail trade, services, manufacturing, tourism and a large military presence. Although unemployment levels in the Pacific Northwest over the past couple of years have been higher than national averages, the business impact to the Company has not been atypical. Timing of a total economic recovery for the Pacific Northwest region remains uncertain although in 2003 the recovery was steady, but slow.

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

Financial Condition

Total Assets. Total assets increased to $581.7 million at December 31, 2003 from $535.4 million at December 31, 2002, an increase of 8.7%. This increase resulted primarily from growth in the loan portfolio and investment portfolios, which was funded by earnings and FHLB borrowings.

Total Loans. Total loans were $508.2 million and $436.7 million at December 31, 2003, and 2002, respectively. Commercial loans declined to $87.4 million at December 31, 2003 from $91.8 million at December 31, 2002, while consumer loans increased to $172.4 million from $163.4 million during that same period. Commercial loans as a percentage of total loans decreased to 17.2% at December 31, 2003 from 21.0% at December 31, 2002 and consumer loans decreased to 34.0% of total loans from 37.4% at those dates. At December 31, 2003, $105.6 million, or 61.3% of the Company’s consumer loan portfolio consisted of indirect loans compared to $94.2 million, or 57.6% in 2002. Real estate mortgages increased to 34.8% of total loans at December 31, 2003 from 32.4% at December 31, 2002, while real estate construction loans increased to 14.0% from 9.2% as of those dates, primarily due to the favorable real estate rate environment.

Total Investment Securities. Total investment securities were $30.2 million and $24.2 million at December 31, 2003 and 2002, respectively. The availability of excess funds, low interest rate environment and slower loan demand resulted in short-term investments purchases, building the portfolio with “laddered” (staggered maturities) securities that reflect the Company’s investment policy guidelines and to help achieve the objectives of the business plan of the Company.

Premises and Equipment. Premises and equipment, net of depreciation, were $19.8 million and $16.8 million at December 31, 2003 and 2002, respectively. The increase reflects the construction of a new building for the Camano office, three leased offices for WFG, all with related furniture and fixtures, as well as remodeling improvements at the Burlington Financial Center and the Clinton branch. The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of value-added growth. The Company may also expand by acquiring banks or branches if appropriate opportunities arise.

Other Assets. Other assets were $5.1 million and $3.5 million at December 31, 2003 and 2002, respectively. The majority of this increase is due to additional prepaid assets and interest accruals.

Deposit Accounts. Deposit accounts totaled $501.5 million and $463.0 million at December 31, 2003 and 2002, respectively. Management’s philosophy is to develop long-term customer relationships. During the fiscal years ended December 31, 2003, 2002 and 2001, average interest-earning assets were $527.6 million, $456.7 million and $370.7 million, respectively. During these same periods, the Company’s net interest margins were 5.32%, 5.43% and 5.36%, respectively. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means. In 2003, customers may have been seeking the security of FDIC-insured deposit vehicles given the volatility of the investment market.

During 2003, there was a minimal shift in the deposit mix as the Company experienced an increase in average deposits of $71.6 million, or 17.1%, as compared to $70.3 million, or 20.2%, in 2002.

Average interest-bearing deposits increased $54.5 million, or 15.0%, in 2003 and $61.8 million, or 20.5%, in 2002. Average noninterest-bearing deposits increased $17.1 million, or 31.3%, and $8.5 million, or 18.5%, respectively, for the same periods.

The increase of average interest demand and money market deposits was $41.6 million, or 27.9%, and $36.3 million, or 32.1%, in 2003 and 2002, respectively. Average savings deposits increased $7.1 million, or 24.2%, in 2003 and $3.4 million, or 13.1%, in 2002.

Average CDs grew $5.8 million, or 3.2%, during 2003 as compared to $22.1 million, or 13.6%, in 2002. Generally, the majority, 63.7% of the Company’s CDs mature within twelve months. All deposit product averages increased during 2003 as management focused on attracting deposits and establishing customer relationships.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the dates indicated the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Years Ended December 31

	2003			2002			2001

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)	$474,874	$35,218	7.42%	$416,155	$33,797	8.12%	$342,932	$31,642	9.23%
Federal funds sold	19,104	197	1.03%	9,508	139	1.46%	1,065	47	4.41%
Interest-bearing cash	5,966	62	1.04%	7,065	106	1.50%	1,219	49	4.02%
Investments:
Taxable	13,001	446	3.43%	8,097	424	5.24%	8,637	521	6.03%
Non-taxable(2)	14,608	905	6.20%	15,894	999	6.29%	16,831	1,055	6.27%

Interest-earning assets	527,553	36,828	6.98%	456,719	35,465	7.77%	370,684	33,314	8.99%
Noninterest-earning assets	36,410			32,395			31,589

Total assets	$563,963			$489,114			$402,273

Liabilities and
Shareholders’ Equity
Deposits:
Interest demand and money market	$190,837	$1,707	0.89%	$149,227	$2,405	1.61%	$112,938	$2,956	2.62%
Savings	36,332	296	0.81%	29,264	394	1.35%	25,868	536	2.07%
CDs	190,755	5,411	2.84%	184,919	6,692	3.62%	162,834	9,310	5.72%

Interest-bearing deposits	417,924	7,414	1.77%	363,410	9,491	2.61%	301,640	12,802	4.24%
Fed funds purchased	98	1	1.02%	4,384	91	2.08%	8,338	309	3.71%
Trust preferred securities	14,918	742	4.97%	7,924	424	5.35%	—	—	—
Other borrowings	14,864	611	4.11%	19,618	666	3.39%	10,058	342	3.40%

Interest-bearing liabilities	447,804	8,768	1.96%	395,336	10,672	2.70%	320,036	13,453	4.20%
Noninterest-bearing deposits	71,764			54,645			46,110
Other noninterest-bearing liabilities	3,040			2,084			2,192

Total liabilities	522,608			452,065			368,338
Shareholders’ equity	41,355			37,049			33,935

Total liabilities and shareholders’ equity	$563,963			$489,114			$402,273

Net interest income(2)		$28,060			$24,793			$19,861

Net interest spread			5.02%			5.07%			4.79%

Net interest margin(2)			5.32%			5.43%			5.36%

(1)	Of this amount, loan fees accounted for $1,519,000, $995,000 and $765,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $230,000, $254,000 and $268,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Shareholders’ Equity. Shareholders’ equity was $44.4 million and $39.4 million at December 31, 2003 and 2002, respectively. This increase reflects earnings of $6.0 million, $23,000 for stock option compensation and $323,000 proceeds from stock options exercised offset by cash dividends of $1.3 million and the decrease in unrealized gain on investment securities of $82,000, net of tax.

Results of Operations

Net Income. The Company reported net income of $6.0 million, $5.3 million and $4.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Diluted net income per share was $1.08, $0.98 and $0.80 for 2003, 2002 and 2001, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and, to a lesser extent, increases in noninterest income by the gain on sale of loans partially offset by increases in noninterest expenses due to the expansion of the Company and in the provision for loan losses.

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

Net interest income for the years ended December 31, 2003, 2002 and 2001 was $27.8 million, $24.5 million and $19.6 million, respectively. The increase in fiscal year 2003 was $3.3 million, or 13.4%, and in 2002 was $4.9 million, or 25.2%. These increases primarily reflect an increase in average interest-earning assets, which grew $70.8 million, or 15.5%, in 2003 and $86.0 million, or 23.2%, in 2002. During these same periods, average interest-bearing liabilities increased $52.5 million, or 13.3%, and $75.3 million, or 23.5%, respectively.

The average yield on interest-earning assets was 6.98% for the year ended December 31, 2003 compared to 7.77% for the year ended December 31, 2002 and 8.99% for the year ended December 31, 2001. These changes are due primarily to fluctuating rates earned on loans and to a lesser degree the rates and volumes on other interest-earning assets. Average yield on loans decreased to 7.42% for the year ended December 31, 2003 from 8.12% for the year ended December 31, 2002. Average yield on loans was 9.23% for the year ended December 31, 2001.

The average yield on taxable investments decreased to 3.43% for the year ended December 31, 2003 compared to 5.24% and 6.03% for the years ended December 31, 2002 and December 31, 2001, respectively. The average fully tax-equivalent yield on non-taxable investments decreased to 6.20% for the year ended December 31, 2003 compared to 6.29% for the year ended December 31, 2002 and 6.27% for the year ended December 31, 2001.

The average yield on interest-bearing liabilities was 1.96% for the year ended December 31, 2003 compared to 2.70% and 4.20% for the years ended December 31, 2002 and 2001, respectively. This decrease was primarily due to the industry-wide decline in interest rates on all deposit types during 2003.

Net interest spread, which represents the difference between the yield on average interest-earning assets and the yield on average interest-bearing liabilities, was 5.02% for the year ended December 31, 2003 compared to 5.07% and 4.79% for the years ended December 31, 2002 and 2001, respectively. Net interest margin, which represents net interest income on a fully-taxable basis divided by average interest-earning assets, was 5.32% compared to 5.43% and 5.36%, respectively, for the same periods. The decreases in net interest spread and net interest margin in 2003 over 2002 were primarily due to the average yields on interest-earning assets decreasing more than average yields on interest-bearing liabilities.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	2003 compared to 2002			2002 compared to 2001

	Increase (decrease) due to			Increase (decrease) due to

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans	$4,755	$(3,334)	$1,421	$6,766	$(4,611)	$2,155
Federal funds sold	140	(82)	58	372	(280)	92
Interest-earning cash	(37)	(140)	(177)	235	(45)	190
Securities(1)	196	(135)	61	(91)	(195)	(286)

Total interest income	5,054	(3,691)	1,363	7,282	(5,131)	2,151

Interest-bearing demand deposits	670	(1,368)	(698)	950	(1,501)	(551)
Savings accounts	95	(193)	(98)	70	(212)	(142)
CDs	211	(1,492)	(1,281)	1,263	(3,881)	(2,618)
Fed funds purchased	(89)	(1)	(90)	(147)	(71)	(218)
Trust preferred securities	375	(57)	318	—	424	424
Other borrowings	(162)	107	(55)	325	(1)	324

Total interest expense	$1,100	$(3,004)	$(1,904)	$2,461	$(5,242)	$(2,781)

(1)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $230,000, $254,000 and $268,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

Provision For Loan Losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management’s assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The Company’s provision for loan losses for the years ended December 31, 2003, 2002 and 2001 totaled $3.2 million, $3.9 million and $2.8 million, respectively. The provision for loan losses was adjusted accordingly for the economic and credit quality trends in 2003, 2002 and 2001 and to keep pace with the loan growth and prospective losses inherent in the loan portfolio. During 2003, the allowance for loan losses increased by $602,000. The allowance represented 1.20% of loans and 147.09% of nonperforming loans at December 31, 2003. During 2002, the allowance for loan losses increased by $1.2 million. The allowance represented 1.26% of loans and 171.14% of nonperforming loans at December 31, 2002. During 2001, the allowance for loan losses increased by $1.6 million. The allowance represented 1.14% of loans and 205.73% of nonperforming loans at December 31, 2001. For the years ended December 31, 2003, 2002 and 2001, loan charge-offs, net of recoveries, amounted to $2.6 million, $2.7 million and $1.1 million, respectively.

Indirect loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company limits its indirect automobile loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans. Net loan charge-offs attributed to indirect dealer loans were $1.1 million, representing 1.05% of average indirect dealer loans during 2003, compared to $749,000, or 0.87% of average indirect dealer loans for 2002.

Noninterest Income. Noninterest income for the years ended December 31, 2003, 2002 and 2001 was $7.0 million, $4.6 million and $4.1 million, respectively, an increase of $2.43 million in 2003, and an increase of $503,000 in 2002. This increase was due to secondary market fees and the gain on sale of loans offset by the sale of the vacated North Whidbey branch property in the first quarter of 2002.

The Company began hedging mortgage interest rate risk for WFG real estate loans in the second quarter of 2003. At December 31, 2003, net loss on hedging activities was $67,000. The net loss is included in the gain on sale of loans.

Noninterest Expense. Noninterest expense for the years ended December 31, 2003, 2002 and 2001 was $22.9 million, $17.2 million and $14.7 million, respectively, which represents an increase of 32.9% in 2003, and an increase of 17.0% in 2002. The majority of these expenses reflect costs associated with the newly formed Washington Funding Group, the remodeling of two of the Company’s branches and the increasing costs of doing business. This was primarily due to employee compensation, including a cost increase in employee benefits.

The table below sets forth additional detail concerning increases in the Company’s noninterest expense for 2003 compared with 2002 and for 2002 compared with 2001:

	Years Ended December 31
				Change	Change
	2003	2002	2001	2003 vs 2002	2002 vs 2001
(Dollars in thousands)
Salaries and benefits	$15,893	$12,352	$10,479	$3,541	$1,873
Less: loan origination costs	(2,543)	(2,167)	(2,059)	(376)	(108)

Net salaries and benefits (as reported)	13,350	10,185	8,420	3,165	1,765
Occupancy expense	3,765	2,920	2,718	845	202
Office supplies and printing	700	549	520	151	29
Data processing	464	440	334	24	106
Consulting and professional fees	520	280	270	240	10
Other	4,104	2,857	2,460	1,247	397

Total noninterest expense	$22,903	$17,231	$14,722	$5,672	$2,509

Income Tax. For the years ended December 31, 2003, 2002 and 2001, the Company recorded income tax provisions of $2.7 million, $2.7 million and $1.9 million, respectively.

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the year ended December 31, 2003.

Sources of Funds and Liquidity and Capital Resources

Changes in Cash Flow. The net change in cash, as reported in the Statement of Cash Flows, decreased by $35.3 million for the year ended December 31, 2003. Some of the more significant inflows were from the net increase in deposits and the proceeds from the maturity of investments. Those cash inflows were partially offset by the cash outflows for loan originations, purchases of investment securities and purchases of premises and equipment.

Over the course of the year, loan principal payments contributed $161.9 million to the cash inflows. Net deposits increased $38.5 million and $13.2 million in investment securities matured during 2003.

Cash inflows were used mainly to fund loan originations, which amounted to $234.9 million for the year. In addition, $4.7 million was used to purchase premises and equipment and $19.4 million to purchase investment securities.

Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. These funds are used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2004. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank (“FHLB”) lines of credit. At December 31, 2003 the Company had credit lines totaling $87.0 million, available to the Company provided certain standards related to creditworthiness have been met, of which $12.5 million was advanced in long-term borrowings and $5.0 million in short-term borrowings. Management is also investigating other appropriate funding sources to help finance banking operations and to maintain a favorable liquidity position and proper asset/ liability mix.

Capital and Capital Ratios. The Company’s shareholders’ equity increased to $44.4 million at December 31, 2003 from $39.4 million at December 31, 2002 and from $35.0 million at December 31, 2001. The increase during 2003 and 2002 was from net income, proceeds from stock options exercised and stock option compensation, less a change in unrealized gain (loss) on securities and dividends. At December 31, 2003, shareholders’ equity was 7.6% of total assets compared to 7.4% and 8.0% of total assets at December 31, 2002 and 2001, respectively. The decrease in this ratio in 2002 primarily resulted from significant asset growth during the year.

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

As the following table indicates, the Bank qualified as “well capitalized” at December 31, 2003:

	December 31, 2003

	Adequately-	Well-
	capitalized	capitalized	Actual
	requirement	requirement	ratio

Total risk-based capital ratio	8%	10%	11.69%
Tier 1 risk-based capital ratio	4%	6%	10.56%
Leverage ratio	4%	5%	9.89%

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

Deposits. Total deposits were $501.5 million, $463.0 million and $367.2 million at December 31, 2003, 2002 and 2001, respectively. This represents an increase of 8.3% and 26.1% for the years ended December 31, 2003 and December 31, 2002, respectively. The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 2003, the Company had $187.6 million in CDs of which approximately $119.5 million, or 63.7%, mature on or prior to December 31, 2004. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. That notwithstanding, management anticipates that a substantial portion of outstanding CDs will renew upon maturity.

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

At December 31, 2003 the Company had a line of credit with the FHLB of $87.0 million, of which $12.5 million was advanced in long-term borrowings and $5.0 million in short-term borrowings. At December 31, 2002 the Company had a line of credit with the FHLB of $80.2 million, of which $15.0 million was advanced in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $14.0 million at December 31, 2003. The Company expects to continue to use these sources to supplement its funding as management and the board of directors deem appropriate.

Contractual Obligations and Commitments. The Company’s deposits totaled $501.5 million at December 31, 2003.

At December 31, 2003, the Company’s obligations related to debt totaled $17.5 million. The weighted average interest rate on the long-term debt was 4.13%.

The Company’s operating leases consisted of leases for office spaces.

Trust preferred securities have a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on LIBOR (London Inter Bank Offered Rate) plus 3.65%. On December 31, 2003 the rate was 4.80%.

The following table summarizes the contractual obligations of the Company:

	Payments due by period

		Within			Over
	Total	1 year	1-3 years	3-5 years	5 years

(Dollars in thousands)

Deposits	$501,497	$433,469	$16,775	$51,253	$—
Debt	17,500	12,500	5,000	—	—
Fixed interest on debt (1)	448	379	69	—	—
Operating leases	1,971	319	457	267	928
Trust preferred securities	15,000	—	—	—	15,000

Total	$536,416	$446,667	$22,301	$51,520	$15,928

(1)	Amount excludes interest expense on adjustable rate debt.

Off-Balance Sheet Commitments. Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31,

2003. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

The following table summarizes the Company’s commitments to extend credit:

December 31, 2003
(Dollars in thousands)
Loan commitments
Fixed rate	$20,791
Variable rate	79,642
Standby letters of credit	237

Investments. The Company’s total investment securities increased by $6.0 million in 2003 from 2002 and increased by $1.8 million in 2002 compared to 2001. The investment portfolio consists of government agency securities, pass-through securities, municipal securities, FHLB stock, preferred stock and corporate obligations. Municipal securities represented 48.9%, or $14.7 million, of the Company’s investment portfolio at December 31, 2003 as compared to 55.3%, or $14.6 million, at December 31, 2002 and 66.7%, or $16.4 million, at December 31, 2001. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 10.2% at December 31, 2003, 12.3% at December 31, 2002 and 13.5% at December 31, 2001 of the Company’s municipal securities were rated below “A,” or its equivalent, or unrated. Investments in corporate obligations were $1.0 million, or 3.3% of the Company’s investment portfolio, at December 31, 2003, $0.5 million, or 1.9% of the investment portfolio, at December 31, 2002 and $3.0 million, or 12.3% of the investment portfolio, at December 31, 2001. At December 31, 2003 and 2002, 100% of corporate obligations held by the Company were rated “A,” or its equivalent, or better. In 2001 83.3% of corporate obligations held by the Company were rated “A,” or its equivalent, or better. The average maturity of the securities portfolio was approximately 4.1 years, 3.8 years and 3.8 years as of December 31, 2003, 2002 and 2001, respectively. No single investment exceeds 10% of shareholders’ equity.

The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	December 31, 2003

	Amortized cost	Market value	Recorded value

(Dollars in thousands)

Amounts maturing:
Within one year	$2,772	$2,825	$2,777
One to five years	20,115	20,621	20,034
Six to ten years	6,833	7,080	6,851
Over ten years	504	504	504

Total	$30,224	$31,030	$30,166

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio:

	December 31, 2003

	Within 1 year	1-5 years	6-10 years	Over 10 years	Total

(Dollars in thousands)

U.S. government agency securities
Balance	$511	$11,004	$1,971	$—	$13,486
Weighted average yield	3.72%	2.40%	4.50%	—	2.76%
Pass-through securities
Balance	—	—	428	—	428
Weighted average yield	—	—	5.30%	—	5.30%
Corporate obligations and other
Balance	—	1,003	—	—	1,003
Weighted average yield	—	2.94%	—	—	2.94%
Preferred stock
Balance	—	—	—	504	504
Weighted average yield	—	—	—	5.38%	5.38%
State and political subdivisions
Balance	2,266	8,027	4,452	—	14,745
Weighted average yield	4.43%	4.60%	4.25%	—	4.47%

Total balance	$2,777	$20,034	$6,851	$504	$30,166
Weighted average yield	4.30%	3.31%	4.39%	5.38%	3.68%

The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.

The Company owned $2.3 million of FHLB stock at December 31, 2003. Amounts in excess of the required minimum for FHLB membership may be redeemed at par upon a five-year prior written notice. At December 31, 2003, the Company was required to maintain an investment in the stock of FHLB of Seattle of $1.2 million.

At December 31, 2003, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s shareholders’ equity.

Held-to-Maturity Investment Securities. Investment securities designated as held-to-maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company’s intent to hold investment securities for the foreseeable future. Investment securities designated as held-to-maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. At December 31, 2003, the investment portfolio consisted of 48.9% held-to-maturity investments at carrying value.

The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of held-to-maturity securities as of December 31, 2003, 2002 and 2001:

		Gross	Gross unrealized	Gross unrealized
	Amortized	unrealized	losses less than	losses greater than	Market
	cost	gains	12 months	12 months	value

(Dollars in thousands)

December 31, 2003:
State and political subdivisions	$14,745	$864	$—	$—	$15,609

Total	$14,745	$864	$—	$—	$15,609

December 31, 2002:
State and political subdivisions	$14,573	$895	$—	$—	$15,468
Corporate obligations	500	8	—	—	508

Total	$15,073	$903	$—	$—	$15,976

December 31, 2001:
State and political subdivisions	$16,396	$449	$—	$(7)	$16,838
Corporate obligations	2,005	32	—	—	2,037

Total	$18,401	$481	$—	$(7)	$18,875

Available-for-Sale Investment Securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/ liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 2003, the investment portfolio consisted of 51.1% available-for-sale securities at carrying value. Management expects in the future that available-for-sale securities will increase as a percent of total investment securities at carrying value.

The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of securities available for sale as of December 31, 2003, 2002 and 2001:

		Gross	Gross unrealized	Gross unrealized
	Amortized	unrealized	losses less than	losses greater than	Market
	cost	gains	12 months	12 months	value

(Dollars in thousands)

December 31, 2003:
U.S. government agency	$13,561	$21	$—	$(96)	$13,486
Pass-through securities	416	12	—	—	428
Corporate obligations	998	5	—	—	1,003
Preferred stock	504	—	—	—	504

Total	$15,479	$38	$—	$(96)	$15,421

December 31, 2002:
U.S. government agency	$6,058	$55	$—	$(2)	$6,111
Pass-through securities	1,231	2	—	—	1,233
CMO securities	1,242	12	—	—	1,254
Preferred stock	504	—	—	—	504

Total	$9,035	$69	$—	$(2)	$9,102

December 31, 2001:
U.S. government agency	$3,038	$90	$—	$—	$3,128
Corporate obligations	1,000	17	—	—	1,017

Total	$4,038	$107	$—	$—	$4,145

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

The purpose of asset/ liability management is to provide stable net interest income growth by protecting the Company’s earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/ liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.

When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, municipal securities, FHLB stock and corporate obligations. The securities portfolio contributes to the Company’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/ liability management (interest rate risk), and investing in securities that can be pledged for public deposits.

In reviewing the needs of the Company with regard to proper management of its asset/ liability program, the Company’s management estimates its future needs, taking into consideration historical periods of high loan demand and low deposit balances, estimated loan and deposit increases (due to increased demand through marketing), and forecasted interest rate changes.

Significant Accounting Policies

See Part II, Item 8. Note 1(d) of “Notes to Consolidated Financial Statements.”

Anticipated Future Performance

Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. In making the following statements, management has made a number of assumptions including that: (1) the interest rate environment will remain flat through 2004, (2) the local economy will continue on a slow but steady course of improvement, and (3) residential real estate loan volumes will decline from 2003.

WBCO expects to continue its growth strategy and expand its presence in the Pacific Northwest. The Company’s commitment to maintaining asset quality, improving operating efficiency, being attentive to customer satisfaction and maximizing shareholder value remains strong. WBCO has identified long-term performance measurement targets. Those targets include a return on equity in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth of at least 10% per year, and dividend payouts of at least 8% annually. Management does not expect to attain these targets in the short-term, but rather measures its business plan progression against these long-term goals.

Management anticipates that 2004 performance will be affected by a number of factors. A primary consideration, and one that is subject to uncertainty, is the stability of the economy. During 2003, the market area in which the Company operates began to undergo a slow but steady economic recovery. In management’s opinion, the Company is beginning to experience a cautious transition, from that of heavy mortgage loan volumes into a period of increasing commercial lending activity. In light of this transition and an expected increase in competition for loans, management believes that the Company will achieve loan growth in the range of 10%-15% for the year 2004.

The Company is projecting a modest increase in deposits of about 5% for 2004. If deposit rate repricing is required to maintain deposits or should rates increase more than expected, the net interest margin could be negatively impacted due to the Company’s current position of being slightly liability sensitive. Other unexpected changes, such as significant changes in the economy, substantial credit deterioration, or depositors moving sizeable amounts of their funds back into the stock market, could also affect the anticipated performance of the Company.

Residential real estate loan volumes are expected to decline from the high volumes recently experienced, and generate less fee income. Management expects that its new wholesale lending subsidiary, WFG, will continue to have a negative impact on the Company’s earnings early this year, but expects WFG to contribute to earnings during 2004. If this expectation is not realized, management will seriously consider a restructure of WFG. In addition to continuing to focus on expense reduction measures, WFG is diversifying and expanding its product lines and offering online services to brokers.

Management believes that the Company will have ample opportunities to be successful. The Bank has a large portion of market share in Island County, which is where the Company was founded and has an established identity and reputation within the community. Management believes there are significant opportunities to gain a larger share of the market in the other three counties where the branches are still relatively young and not as well known. Given these opportunities and the preceding assumptions and considerations, management expects to grow earnings 6%-12% over 2003. Opportunities will be pursued while applying credit discipline and deliberate analysis to ensure quality growth.

Readers should not construe these statements as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

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

The Company maintains an asset/ liability management policy that provides guidelines for controlling exposure to interest rate risk. The guidelines direct management to assess the impact of changes in interest rates upon both earnings and capital. The guidelines further provide that in the event of an increase in interest rate risk beyond preestablished limits, management will consider steps to reduce interest rate risk to acceptable levels.

In April 2003, the Company began using hedging practices for third party originated real estate loans through WFG. Hedging is a tool often used in the mortgage industry to minimize the interest rate risk and maximize the yield on secondary market loan production. The Company established hedging guidelines for managing the interest rate risk and hired staff for WFG who had experience with mortgage hedging practices. Additionally, the Company uses a third party risk management service for loan tracking and for providing hedging activities. The Company does not speculate on the direction of interest rates and the Company’s risk management activities are designed to mitigate the effects of interest rate volatility on the economic value of the organization.

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

Based on the results of the income simulation model as of December 31, 2003, the Company would expect a decrease in net interest income of $364,000 if interest rates increase from current rates by 100 basis points and an increase in net interest income of $268,000 if interest rates decrease from current rates by 100 basis points.

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2003. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown below could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	0–3 months	4–12 months	1–5 years	Over 5 years	Total

(Dollars in thousands)

Interest-earning assets:
Interest-earning deposits	$356	$—	$—	$—	$356
Federal funds sold	4,795	—	—	—	4,795
Investment securities	160	2,617	20,034	7,355	30,166
FHLB stock	2,280	—	—	—	2,280
Loans	42,598	59,449	142,330	263,373	507,750

Total interest-earning assets	$50,189	$62,066	$162,364	$270,728	$545,347
Percent of interest-earning assets	9.20%	11.38%	29.77%	49.64%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$46,025	$—	$—	$—	$46,025
Money market deposits	149,940	—	—	—	149,940
Savings deposits	42,215	—	—	—	42,215
CDs	45,716	73,817	68,028	—	187,561
Federal funds borrowed	5,000	—	—	—	5,000
Trust preferred securities	—	—	—	15,000	15,000
Other borrowed funds	—	7,500	5,000	—	12,500

Total interest-bearing liabilities	$288,896	$81,317	$73,028	$15,000	$458,241
Percent of interest-bearing liabilities	63.04%	17.75%	15.94%	3.27%	100.00%
Interest sensitivity gap	$(238,707)	$(19,251)	$89,336	$255,728	$87,106
Interest sensitivity gap, as a percentage of total assets	(41.03%)	(3.31%)	15.36%	43.96%
Cumulative interest sensitivity gap	$(238,707)	$(257,958)	$(168,622)	$87,106
Cumulative interest sensitivity gap, as a percentage of total assets	(41.03%)	(44.34%)	(28.99%)	14.97%

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

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

Washington Banking Company

We have audited the accompanying consolidated statement of financial condition of Washington Banking Company and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

Bellingham, Washington

January 23, 2004

Independent Auditor’s Report

The Board of Directors and Shareholders
Washington Banking Company:

We have audited the accompanying consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows of Washington Banking Company and subsidiary for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Washington Banking Company and subsidiary for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Seattle, Washington

January 25, 2002

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2003 and 2002
(Dollars in thousands, except per share data)

	2003	2002
Assets
Cash and due from banks	$15,454	$20,882
($1,138 and $1,316, respectively, are restricted)
Interest-earning deposits	356	12,005
Federal funds sold	4,795	23,000

Total cash, restricted cash, and cash equivalents	20,605	55,887
Investment securities available for sale	15,421	9,102
Investment securities held to maturity	14,745	15,073

Total investment securities	30,166	24,175
Federal Home Loan Bank stock	2,280	2,158
Loans held for sale	8,251	6,629
Loans receivable	499,919	430,074
Allowance for loan losses	(6,116)	(5,514)

Total loans, net	502,054	431,189
Premises and equipment, net	19,814	16,750
Other real estate owned	504	592
Deferred tax assets	1,659	1,207
Other assets	4,659	3,454

Total assets	$581,741	$535,412

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$75,756	$61,647
Interest-bearing	425,741	401,348

Total deposits	501,497	462,995
Fed funds purchased	5,000	—
Other borrowed funds	12,500	15,000
Trust preferred securities	15,000	15,000
Other liabilities	3,384	2,985

Total liabilities	537,381	495,980
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares: issued and outstanding 5,357,880 and 4,541,123 shares in 2003 and 2002, respectively	31,125	21,025
Retained earnings	13,273	18,363
Accumulated other comprehensive income, net	(38)	44

Total shareholders’ equity	44,360	39,432

Total liabilities and shareholders’ equity	$581,741	$535,412

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands, except per share data)

	2003	2002	2001

Interest income:
Interest and fees on loans	$35,218	$33,797	$31,642
Interest on taxable investment securities	324	291	446
Interest on tax-exempt investment securities	675	745	787
Other	381	378	171

Total interest income	36,598	35,211	33,046
Interest expense:
Interest on deposits	7,414	9,491	12,802
Interest on borrowings	612	757	651
Interest on trust preferred securities	742	424	—

Total interest expense	8,768	10,672	13,453

Net interest income	27,830	24,539	19,593
Provision for loan losses	(3,200)	(3,866)	(2,780)

Net interest income after provision for loan losses	24,630	20,673	16,813
Noninterest income:
Service charges on deposits	2,127	1,801	1,707
Gain on sale of loans	3,640	1,201	1,058
Secondary market loan fees	241	204	179
Gain on sale of assets	—	449	314
ATM income	446	364	268
Other	515	595	585

Total noninterest income	6,969	4,614	4,111
Noninterest expense:
Salaries and benefits	13,350	10,185	8,420
Occupancy expense	3,765	2,920	2,718
Office supplies and printing	700	549	520
Data processing	464	440	334
Consulting and professional fees	520	280	270
Other	4,104	2,857	2,460

Total noninterest expense	22,903	17,231	14,722

Income before income taxes	8,696	8,056	6,202
Provision for income taxes	(2,729)	(2,719)	(1,918)

Net income	$5,967	$5,337	$4,284

Net income per share, basic	$1.12	$1.04	$0.84

Net income per share, diluted	$1.08	$0.98	$0.80

Average number of shares outstanding, basic	5,341,461	5,153,317	5,120,352
Average number of shares outstanding, diluted	5,548,681	5,441,462	5,362,654

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended December 31, 2003, 2002 and 2001
(Dollars and shares in thousands, except per share data)

				Accumulated
				other
	Common stock			comprehensive	Total
			Retained	income	shareholders’
	Shares	Amount	earnings	(loss), net	equity

Balance at December 31, 2000	4,033	$16,058	$15,470	$(27)	$31,501
Net income	—	—	4,284	—	4,284
Net change in unrealized gain (loss) on securities available for sale	—	—	—	98	98
Cash dividend, $0.19 per share	—	—	(972)	—	(972)
Stock options exercised	22	66	—	—	66

Balance at December 31, 2001	4,055	16,124	18,782	71	34,977
Net income	—	—	5,337	—	5,337
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(27)	(27)
Cash dividend, $0.21 per share	—	—	(1,087)	—	(1,087)
Stock option compensation	—	14	—	—	14
Stock options exercised	78	218	—	—	218
10% stock dividend	408	4,669	(4,669)	—	—

Balance at December 31, 2002	4,541	21,025	18,363	44	39,432
Net income	—	—	5,967	—	5,967
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(82)	(82)
Cash dividend, $0.24 per share	—	—	(1,303)	—	(1,303)
Stock option compensation	—	23	—	—	23
Stock options exercised	118	323	—	—	323
15% stock dividend(1)	699	9,754	(9,754)	—	—

Balance at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360

(1)	See Note 10 of “Notes to Consolidated Financial Statements.”

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	For the Years Ended December 31

	2003	2002	2001

Comprehensive Income:
Net income	$5,967	$5,337	$4,284
Increase (decrease) in unrealized gain on securities available for sale, net of tax of $43, $14 and $(50), respectively	(82)	(27)	98

Comprehensive income	$5,885	$5,310	$4,382

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2003, 2002 and 2001
(Dollars in thousands)

	2003	2002	2001

Cash flows from operating activities:
Net income	$5,967	$5,337	$4,284
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(122)	(129)	(73)
Deferred income tax benefit	(409)	(388)	(484)
Amortization (accretion) of investment premiums, net	11	(40)	33
Provision for loan losses	3,200	3,866	2,780
Net increase in loans held for sale	(1,622)	(3,915)	(2,714)
Depreciation of premises and equipment	1,610	1,290	1,226
Net (gain) loss on sale of premises and equipment	6	(448)	(271)
Net (gain) loss on sale of other real estate owned	(19)	5	(50)
Net increase in other assets	(1,205)	(238)	(178)
Net (decrease) increase in other liabilities	399	(49)	534
Stock option compensation	23	14	—

Net cash provided by operating activities	7,839	5,305	5,087

Cash flows from investing activities:
Purchases of investment securities available for sale	(17,500)	(7,949)	—
Maturities/calls of investment securities available for sale	9,040	2,500	2,000
Principal payments on mortgage-backed securities available for sale	2,013	516	—
Purchases of investment securities held to maturity	(1,870)	—	—
Maturities/calls of investment securities held to maturity	2,190	3,310	2,055
Purchases of Federal Home Loan Bank stock	—	—	(1,112)
Net increase in loans	(73,000)	(58,133)	(73,470)
Purchases of premises and equipment	(4,680)	(2,705)	(3,372)
Proceeds from the sale of premises and equipment	—	760	500
Purchases of other real estate owned	—	—	(175)
Proceeds from the sale of real estate owned	664	67	80

Net cash used in investing activities	(83,143)	(61,634)	(73,494)

Cash flows from financing activities:
Net increase in deposits	38,502	95,820	49,399
Net decrease in federal funds purchased	5,000	—	—
Net increase (decrease) in other borrowed funds	(2,500)	(17,500)	22,500
Proceeds from trust preferred securities	—	15,000	—
Dividends paid on common stock	(1,303)	(1,087)	(972)
Proceeds from stock options exercised	323	218	66
Repurchase of common stock	—	—	—

Net cash provided by financing activities	40,022	92,451	70,993

Net (decrease) increase in cash and cash equivalents	(35,282)	36,122	2,586
Cash and cash equivalents at beginning of period	55,887	19,765	17,179

Cash and cash equivalents at end of period	$20,605	$55,887	$19,765

Supplemental information:
Loans foreclosed and transferred to real estate owned	$557	$191	$204
Loans made on bank-owned property sold	94	568	340
Cash paid for interest	8,959	10,709	13,841
Cash paid for taxes	2,960	3,491	2,250
Transfer of investments from held to maturity to available for sale	—	—	1,000

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At December 31, 2003, WBCO had three wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group, Inc. (“WFG”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and have identified two reportable segments: Whidbey Island Bank and Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Disclosures required by this standard are included in Note 16.

(d)	Recent Financial Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was replaced by FASB Interpretation No. 46R (“FIN 46R”) in December 2003. FIN 46R becomes effective in the first quarter of 2004 and defines a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation will require a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the original provisions of Interpretation No. 46 have been delayed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

until March 31, 2004 through the issuance of FIN 46R. The Company has VIE’s in the form of trusts set up to issue trust preferred securities and accordingly, the implementation of FIN 46R is expected to require the deconsolidation of the Trust. The Company expects to adopt FIN 46R in the first quarter of 2004 and does not expect its application to have a significant impact on the Company’s financial position or results of operations.

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

(e)	Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold.

(f)	Federal Home Loan Bank Stock

The Company’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2003, the Company’s minimum required investment was approximately $1,220. The Company may request redemption at par value of any stock in excess of the minimum required investment upon five years prior written notice; however, the FHLB of Seattle, in its sole discretion, can repurchase excess stock at any time prior to the expiration of the redemption period.

(g)	Investment Securities

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

(h)	Risk Management Activities, Derivatives, and Hedging Activities

One of the risks facing the Company is interest rate risk associated with its mortgage loans held-for-sale and mortgage loan commitments. Under certain circumstances, the Company undertakes to limit interest rate risk and its effect on the fair value of related assets through a hedging program. This program is administered pursuant to Company policies and procedures and involve personnel within the organization as well as external expertise and systems necessary to manage the programs. The Company does not speculate on the direction of interest rates and the Company’s risk management activities are designed to mitigate the effects of interest rate volatility on the economic value of the organization.

Accounting guidance for programs of this type is principally provided by Statement of Financial Accounting Standards No. 133 (SFAS 133) Accounting for Derivative Instruments and Hedging Activities. This standard provides the requirements that must be met in order to qualify risk management activities using derivatives for hedge accounting treatment. Hedge accounting treatment results in favorable accounting outcomes in certain rate environments and helps companies using these tools to avoid unwanted financial effects from exposure to unfavorable interest rate risk outcomes. SFAS 133 is a very rigorous and exacting standard that requires strict compliance to gain the benefits of hedge accounting. Some of its requirements include timely establishment of risk management policies, identification of risks, and hedged items to be covered with hedging instruments, establishment of high-correlation expectations concerning effectiveness of the hedging plan, subsequent verification of actual hedging effectiveness and detailed accounting for application of results and financial reporting. Pursuant to SFAS 133, companies involved in derivative contracts must record the fair value of those arrangements regardless of whether the requirements of SFAS 133 have been met to enable the use of hedge accounting.

During 2003, the Company maintained a risk management program designed to hedge interest rate risk exposure to its mortgage loan commitments and unsold mortgage loans held-for-sale. The Company uses forward sales of certain mortgage backed securities as well as makes mandatory delivery commitments for hedging instruments under this program. Pursuant to SFAS 133, these contracts are valued and recognized at their estimated fair value in the accompanying financial statements. The Company did not plan to conform this program to the requirements of SFAS 133 to qualify for hedge accounting treatment as the estimated benefits from applying hedge accounting would not be expected to be significant.

(i)	Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(j)	Loans Receivable, Net

Loans receivable, net, are stated at the unpaid principal balance, net of: premiums, unearned discounts, net deferred loan origination fees, and the allowance for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.

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

(k)	Allowance for Loan Losses

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

(l)	Premises and Equipment

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

(m)	Other Real Estate Owned

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(n)	Federal Income Taxes

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

(o)	Stock-Based Compensation

The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and FASB Interpretation No. 44 (FIN “44”), “Accounting for Certain Transactions Involving Stock Compensation”. Generally, stock options are issued at a price equal to the fair value of the Bank’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Bank’s financial statements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement 123, “Accounting for Stock-Based Compensation,” to stock based employee compensation.

	Years Ended December 31

	2003	2002	2001

Net income, as reported	$5,967	$5,337	$4,284
Stock compensation recognized	23	14	—
Additional compensation for fair value of stock options	(88)	(58)	(32)

Pro forma net income	$5,902	$5,293	$4,252

Basic earnings per share:
As reported	$1.12	$1.04	$0.84
Pro forma	1.10	1.03	0.83
Diluted earnings per share:
As reported	1.08	0.98	0.80
Pro forma	1.06	0.97	0.79

The remaining unrecognized compensation for fair value stock options was approximately $300 as of December 31, 2003.

(p)	Reclassifications

Certain amounts in previous years may have been reclassified to conform to the 2003 financial statement presentation.

(2)	Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2003 and 2002 was approximately $1,138 and $1,316, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(3) Investment Securities

The amortized costs and market values of investment securities at December 31, 2003 and 2002 are as summarized:

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value

December 31, 2003:

Investments available for sale:
U.S. government agency securities	$13,561	$21	$—	$(96)	$13,486
Pass-through securities	416	12	—	—	428
Corporate obligations	998	5	—	—	1,003
Preferred stock	504	—	—	—	504

Total investment securities available for sale	$15,479	$38	$—	$(96)	$15,421

Investments held to maturity:
State and political subdivisions	$14,745	$864	$—	$—	$15,609

Total investment securities held to maturity	$14,745	$864	$—	$—	$15,609

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value

December 31, 2002:

Investments available for sale:
U.S. government agency securities	$6,058	$55	$—	$(2)	$6,111
Pass-through securities	1,231	2	—	—	1,233
CMO securities	1,242	12	—	—	1,254
Preferred stock	504	—	—	—	504

Total investment securities available for sale	$9,035	$69	$—	$(2)	$9,102

Investments held to maturity:
State and political subdivisions	$14,573	$895	$—	$—	$15,468
Corporate obligations	500	8	—	—	508

Total investment securities held to maturity	$15,073	$903	$—	$—	$15,976

Certain investment securities shown above currently have fair values less than amortized cost and therefore contain unrealized losses. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event. There are approximately 10 investment securities with unrealized losses for 2003. The Company anticipates full recovery of amortized cost with respect to these securities at maturity or sooner in the event of a more favorable market interest rate environment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The amortized cost and market value of investment securities by contractual maturity at December 31, 2003 are as shown below:

	Dates of Maturities

	Under	1-5	5-10	Over
	1 year	years	years	10 years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$506	$11,090	$1,965	$—	$13,561
Market value	511	11,004	1,971	—	13,486
Pass-through securities:
Amortized cost	—	—	416	—	416
Market value	—	—	428	—	428
Corporate obligations:
Amortized cost	—	998	—	—	998
Market value	—	1,003	—	—	1,003
Preferred stock:
Amortized cost	—	—	—	504	504
Market value	—	—	—	504	504

Total amortized cost	506	12,088	2,381	504	15,479
Total market value	$511	$12,007	$2,399	$504	$15,421

Investments held to maturity:
State and political subdivisions:
Amortized cost	$2,266	$8,027	$4,452	$—	$14,745
Market value	2,314	8,614	4,681	—	15,609

Total amortized cost	2,266	8,027	4,452	—	14,745
Total market value	$2,314	$8,614	$4,681	$—	$15,609

Included in other assets is accrued interest on investment securities amounting to $182 and $150 as of December 31, 2003 and 2002, respectively.

At December 31, 2003 and 2002, investment securities with recorded values of $5,895 and $5,779, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

There were no sales of investment securities during the years ended December 31, 2003, 2002 and 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4) Loans and Allowance for Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, is as follows:

	December 31

	2003	2002

Commercial loans	$87,371	$91,816
Real estate mortgages, includes loans held for sale of $8,251 and $6,629, respectively	176,999	141,210
Real estate construction loans	70,974	40,112
Consumer loans	172,406	163,368

Subtotal	507,750	436,506
Less:
Allowance for loan losses	(6,116)	(5,514)
Deferred loan fees, net	420	197

Net loans	$502,054	$431,189

The Company’s legal lending limit to any one borrower, which is equal to 20% of the bank’s capital, was approximately $11,490 and $10,686 as of December 31, 2003 and 2002, respectively.

Included in other assets is accrued interest on loans receivable amounting to $2,905 and $1,887 as of December 31, 2003 and 2002, respectively.

The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2003	2002	2001

Beginning balance	$5,514	$4,308	$2,664
Provision for loan losses	3,200	3,866	2,780
Recoveries	597	382	271
Charge-offs	(3,195)	(3,042)	(1,407)

Ending balance	$6,116	$5,514	$4,308

At December 31, 2003 and 2002, the Company had nonperforming loans, which consisted entirely of nonaccrual loans, of $4,158 and $3,222, respectively. Of these nonaccrual loans, $1,016 and $1,777 had related valuation allowances of $417 and $542, while $3,142 and $1,445 did not require a valuation allowance. Average nonaccrual loans for 2003 and 2002 totaled $3,587 and $2,964, respectively. The Company had no commitments to extend additional credit to borrowers with loans that were nonperforming at December 31, 2003.

If interest income on nonaccrual loans had been accrued in accordance with their original terms, approximately $224, $220 and $109 of interest income would have been recorded for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has identified one loan of approximately $2,563 to a real estate development and timber company as impaired, due to the borrower’s financial status at year-end. The loan is current and interest earned in 2003 was $227. The loan is well-secured and no losses are expected. In management’s opinion, the loan did not require a valuation allowance. At December 31, 2003, the Company had no commitments to extend additional credit to the borrower.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(5) Premises and Equipment

Premises and equipment consisted of the following:

	December 31

	2003	2002

Land and buildings	$15,778	$12,800
Furniture and equipment	7,486	6,153
Land improvements	1,901	1,829
Computer software	1,613	1,020
Construction in progress	407	722

	27,185	22,524
Less: accumulated depreciation	(7,371)	(5,774)

Total	$19,814	$16,750

(6) Deposits

Deposits are summarized as follows:

	December 31

	2003	2002

CDs	$187,561	$192,291
Savings	42,215	30,861
Money market	149,940	139,809
Negotiable orders of withdrawal (“NOWs”)	46,025	38,387
Noninterest-bearing demand	75,756	61,647

Total	$501,497	$462,995

Certificates of deposits mature as follows:

	December 31, 2003

	Less than 1
	year	1-2 years	2-3 years	3-4 years	4-5 years	Total

CDs of $100,000 or more	$56,024	$4,993	$1,298	$9,494	$18,076	$89,885
All other CDs	63,509	8,355	2,129	9,084	14,599	97,676

Total	$119,533	$13,348	$3,427	$18,578	$32,675	$187,561

(7) FHLB Advances and Stock

The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	The greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

A credit line has been established by FHLB for Whidbey Island Bank. The Bank may borrow from the FHLB in amounts up to 15% of its total assets. Advances on the line are collateralized by securities pledged in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

amount of $1,002 and held in safekeeping by the FHLB, as well as supported by eligible real estate loans in the amount of $89,652.

At December 31, 2003, the Bank had overnight advances from the FHLB of $5,000 at a rate of 1.10%. Term FHLB advances consist of the following:

	December 31, 2003		December 31, 2002

		Weighted average		Weighted average
Date of maturity	Amount	interest rate	Amount	interest rate

2003	$—	—	$2,500	3.73%
2004	7,500	3.97%	7,500	3.97%
2005	5,000	4.38%	5,000	4.38%

Total	$12,500		$15,000

	December 31

	2003	2002

Average balance	$14,753	$19,479
Maximum amount outstanding at any month end	15,000	22,500

(8) Trust Preferred Securities

The Trust, a wholly-owned subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued to WBCO. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on LIBOR plus 3.65%. On December 31, 2003 the rate was 4.80%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The trust preferred securities are included with borrowings as a separate line item in WBCO’s statement of financial conditions and distributions payable are treated as interest expense in the consolidated statement of operations. Pursuant to FIN 46R, the Company expects to deconsolidate the trust during the first quarter of 2004.

(9) Income Taxes

Income tax expense (benefit) consists of the following:

	December 31

	2003	2002	2001

Federal:
Current tax expense	$3,104	$3,107	$2,402
Deferred tax expense (benefit)	(409)	(388)	(484)
State current tax expense	34	—	—

Total	$2,729	$2,719	$1,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax basis:

	December 31

	2003	2002

Deferred tax assets:
Loan loss allowances	$1,838	$1,564
Deferred compensation	181	153
Deferred loan fees	136	67
Accrued expense	70	67
Market value adjustment of investment securities available for sale	21	—
Accrued interest on nonperforming loans	69	—
OREO property	3	2

Total deferred tax assets	2,318	1,853
Deferred tax liabilities:
Premises and equipment	471	479
FHLB stock	188	145
Market value adjustment of investment securities available for sale	—	22

Total deferred tax liabilities	659	646

Deferred tax assets, net	$1,659	$1,207

A reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2003		2002		2001

Income tax expense at federal statutory rate	$2,945	34%	$2,739	34%	$2,109	34%
Interest income on tax-exempt securities	(241)	(3%)	(264)	(3%)	(232)	(4%)
Other, net	(9)	0%	244	3%	41	1%

Total	$2,695	31%	$2,719	34%	$1,918	31%

There was no valuation allowance for deferred tax assets as of December 31, 2003 or 2002. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $2,318 and $1,853 at December 31, 2003 and 2002, respectively, will be realized in the normal course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2003

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,967	5,341,461	$1.12
Effect of dilutive securities: stock options	—	207,220	(0.04)

Diluted EPS	$5,967	5,548,681	$1.08

	Year Ended December 31, 2002

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,337	5,153,317	$1.04
Effect of dilutive securities: stock options	—	288,145	(0.06)

Diluted EPS	$5,337	5,441,462	$0.98

	Year Ended December 31, 2001

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$4,284	5,120,352	$0.84
Effect of dilutive securities: stock options	—	242,302	(0.04)

Diluted EPS	$4,284	5,362,654	$0.80

On February 26, 2004, the Board of Directors issued a 15% stock dividend to shareholders of record as of February 10, 2004. On October 24, 2002, the Board of Directors issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividends. At December 31, 2003, 2002 and 2001, there were options to purchase 416,463, 499,330 and 514,602 shares of common stock outstanding, respectively, of which zero, zero and 124,666 shares, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

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

The Company’s contributions for the years ended December 31, 2003, 2002 and 2001 under the employee matching feature of the plan were $176, $151 and $130, respectively. This represents a match of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

participating employees’ salary deferral of 50% of the first 5% of the compensation deferred in 2003, 2002 and 2001, respectively.

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

(12) Stock Option Plans

In 1992, the Bank’s shareholders approved the adoption of an employee stock option plan, providing for the award of up to 569,250 shares of Company common stock (as adjusted for stock splits and stock dividends) pursuant to nonqualified or incentive stock options to employees of the Bank at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank’s shareholders approved the adoption of a director stock option plan, providing for the award of up to 189,750 shares of Company common stock (as adjusted for stock splits and stock dividends) pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the Bank’s shareholders approved the transfer of both stock option plans to the Company.

In 1998 the shareholders of the Company approved the adoption of the 1998 Stock Option and Restricted Stock Award Plan (“1998 Plan”), which allows for the award of up to 203,665 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. At December 31, 2003, there were 54,407 shares available under the 1998 Plan. The 1998 Plan terminated further stock option grants from the 1992 and 1993 plans.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table summarizes incentive stock option activity under the 1992 and 1998 plans:

	Years Ended December 31

	2003		2002		2001

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	377,511	$4.88	415,553	$3.97	444,016	$3.86
Plus grants	36,161	10.32	58,742	7.65	—
Less exercised	(92,895)	2.38	(92,454)	2.43	(28,463)	2.31
Expired or canceled	—	—	(4,330)	8.93	—	—

Balance at end of year	320,777	$6.22	377,511	$4.88	415,553	$3.97

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

December 31, 2003

		Exercise price
Total shares	Vested shares	per share	Expiration

7,475	7,475	$ 2.43	March 24, 2004
41,716	41,716	2.66	December 15, 2004
54,194	54,194	3.23	December 31, 2005
4,744	4,744	3.35	April 1, 2006
32,257	32,257	4.24	December 31, 2006
46,489	46,489	7.31	December 31, 2007
43,642	43,642	9.49	December 31, 2008
52,366	10,473	7.51	January 1, 2012
1,733	347	10.25	February 29, 2012
32,443	—	10.25	January 2, 2013
3,718	—	10.90	February 19, 2013

320,777	241,337

The following table summarizes stock option activity of the nonqualified shares under the 1993 and 1998 plans:

	Years Ended December 31

	2003		2002		2001

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	121,820	$4.79	99,050	$4.17	99,050	$4.17
Plus grants	16,560	10.90	22,770	7.51	—	—
Less exercised	(42,694)	2.37	—	—	—	—
Expired or canceled	—	—	—	—	—	—

Balance at end of year	95,686	$6.93	121,820	$4.79	99,050	$4.17

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Financial data pertaining to outstanding nonqualified stock options under the 1993 and 1998 plans were as follows:

December 31, 2003

		Exercise price
Total shares	Vested shares	per share	Expiration

14,231	14,231	$ 2.43	March 24, 2004
7,590	7,590	3.23	December 31, 2005
34,535	34,535	7.31	December 31, 2007
22,770	4,554	7.51	May 15, 2012
16,560	—	10.90	February 19, 2013

95,686	60,910

Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.” The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. The fair value for options issued in 2003 and 2002 is estimated at $169 and $275, respectively. No options were issued in 2001. The following are the weighted averages of the assumptions used to estimate the fair value of the options:

	2003	2002

Risk-free interest rate	1.17%	1.68%
Dividend yield rate	3.23%	2.74%
Price volatility	40.87%	41.74%
Expected life of options	8 years	8 years

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

December 31, 2003, the Bank met the minimum capital requirements to which it is subject and is considered to be “well capitalized.”

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum		Minimum
December 31, 2003:	Amount	Ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)
Consolidated	$65,514	12.01%	$43,656	8.00%	$54,570	10.00%
Whidbey Island Bank	63,603	11.69%	43,543	8.00%	54,429	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	59,197	10.85%	21,828	4.00%	32,742	6.00%
Whidbey Island Bank	57,487	10.56%	21,772	4.00%	32,657	6.00%
Tier 1 capital (to average assets)
Consolidated	59,197	10.17%	23,279	4.00%	29,098	5.00%
Whidbey Island Bank	57,487	9.89%	23,240	4.00%	29,050	5.00%

					To be well capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum		Minimum
December 31, 2003:	Amount	Ratio	Amount	ratio	Amount	ratio

Total risk-based capital (to risk-weighted assets)
Consolidated	$59,901	12.80%	$37,446	8.00%	$46,807	10.00%
Whidbey Island Bank	58,897	12.61%	37,379	8.00%	46,724	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	52,516	11.22%	18,723	4.00%	28,084	6.00%
Whidbey Island Bank	53,383	11.43%	18,689	4.00%	28,034	6.00%
Tier 1 capital (to average assets)
Consolidated	52,516	9.89%	21,234	4.00%	26,542	5.00%
Whidbey Island Bank	53,383	10.07%	21,202	4.00%	26,503	5.00%

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

          (c) Securities

The fair value of all investment securities excluding FHLB stock is based upon quoted market prices. FHLB stock is not publicly traded; however it may be redeemed on a dollar-for-dollar basis, for any amount the Bank is not required to hold. The fair value is therefore equal to the carrying value. The fair value of federal funds sold is equal to the carrying value due to the short-term nature of the financial instrument.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

          (h) Accrued Interest

The carrying value of accrued interest approximates fair value.

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2003		2002

	Carrying		Carrying
	value	Fair value	value	Fair value

Financial assets:
Cash and cash equivalents	$15,454	$15,454	$20,882	$20,882
Interest-earning deposits	356	356	12,005	12,005
Federal funds sold	4,795	4,795	23,000	23,000
FHLB stock	2,280	2,280	2,158	2,158
Investment securities:
Available for sale	15,421	15,421	9,102	9,102
Held to maturity	14,745	15,609	15,073	15,976
Loans	508,170	506,793	436,703	435,581
Accrued interest receivable	3,088	3,088	2,037	2,037
Financial liabilities:
Deposits	501,497	501,031	462,995	462,490
Federal funds borrowed	5,000	5,000	—	—
Trust preferred securities	15,000	14,939	15,000	14,937
Other borrowed funds	12,500	12,473	15,000	14,976
Accrued interest payable	710	710	901	901

(15) Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented below:

	December 31

	2003	2002
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$132	$170
Other assets	859	408
Investment in subsidiaries	58,375	53,860

Total assets	$59,366	$54,438

Liabilities:
Junior subordinated debentures	$15,006	$15,006
Other liabilities	—	—
Shareholders’ equity:
Common stock	31,125	21,025
Retained earnings	13,273	18,363
Accumulated other comprehensive income, net	(38)	44

Total shareholders’ equity	44,360	39,432

Total liabilities and shareholders’ equity	$59,366	$54,438

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2003	2002	2001
Condensed Statements of Income
Interest income:
Interest-earning deposits	$1	$1	$34
Common securities	23	13	—

Total interest income	24	14	34
Interest expense:
Junior subordinated debenture	742	424	—

Net interest income (loss)	(718)	(410)	34
Noninterest expense	(591)	(185)	(342)

Loss before income tax benefit and undistributed earnings of subsidiaries	(1,309)	(595)	(308)
Income tax benefit	445	202	86

Loss before undistributed earnings of subsidiaries	(864)	(393)	(222)
Undistributed earnings of subsidiaries	6,831	5,730	4,506

Net income	$5,967	$5,337	$4,284

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2003	2002	2001
Condensed Statements of Cash Flows
Operating activities:
Net income	$5,967	$5,337	$4,284
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,831)	(5,730)	(4,591)
Dividends from bank	3,007	1,346	—
Dividends to trust	(23)	(13)	—
Stock option compensation	23	14	—
Other assets	(451)	(224)	6
Other liabilities	—	(100)	95

Net cash used in operating activities	1,692	630	(206)

Investing activities:
Investment in subsidiaries	(750)	(15,006)	—

Financing activities:
Dividends paid to shareholders	(1,303)	(1,087)	(972)
Proceeds from exercise of stock options and stock issuances	323	218	66
Proceeds from junior subordinated debentures	—	15,006	—

Net cash provided by (used in) financing activities	(980)	14,137	(906)

Increase in cash and cash equivalents	(38)	(239)	(1,112)
Cash and cash equivalents at beginning of year	170	409	1,521

Cash and cash equivalents at end of year	$132	$170	$409

(16) Segments

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

The following table sets forth the financial information for the Company’s segments:

	Twelve Months Ended December 31, 2003

				Intercompany	Total
	Bank	WFG	Other	eliminations	consolidated

Net interest income after provision for loan losses	$25,371	$—	$(741)	$—	$24,630
Other income	5,350	1,763	—	(144)	6,969
Other expenses	20,326	2,031	690	(144)	22,903

Income (loss) before tax	10,395	(268)	(1,431)	—	8,696
Income tax (expense) benefit	(3,285)	69	487	—	(2,729)

Net income (loss)	$7,110	$(199)	$(944)	$—	$5,967

Total assets	$580,273	$472	$74,742	$(73,746)	$581,741

	Twelve Months Ended December 31, 2002

				Intercompany	Total
	Bank	WFG	Other	eliminations	consolidated

Net interest income after provision for loan losses	$21,096	$—	$(423)	$—	$20,673
Other income	4,614	—	—	—	4,614
Other expenses	16,992	—	239	—	17,231

Income (loss) before tax	8,718	—	(662)	—	8,056
Income tax (expense) benefit	(2,944)	—	225	—	(2,719)

Net income (loss)	$5,774	$—	$(437)	$—	$5,337

Total assets	$534,588	$—	$69,871	$(69,047)	$535,412

	Twelve Months Ended December 31, 2001

				Intercompany	Total
	Bank	WFG	Other	eliminations	consolidated

Net interest income after provision for loan losses	$16,779	$—	$34	$—	$16,813
Other income	4,111	—	—	—	4,111
Other expenses	14,380	—	342	—	14,722

Income (loss) before tax	6,510	—	(308)	—	6,202
Income tax (expense) benefit	(2,004)	—	86	—	(1,918)

Net income (loss)	$4,506	$—	$(222)	$—	$4,284

Total assets	$437,100	$—	$35,077	$(34,491)	$437,686

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(17) Commitments

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

The Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

December 31, 2003

2004	$319
2005	250
2006	207
2007	172
2008	95
Thereafter	928

Total	$1,971

Rent expense applicable to operating leases for the years ended December 31, 2003, 2002 and 2001 was $357, $225 and $197, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2003.

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2003 and 2002.

Commitments to extend credit were as follows:

December 31, 2003

Loan commitments
Fixed rate	$20,791
Variable rate	79,642
Standby letters of credit	237

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

          (c)     Lines of Credit

The Company had a line of credit with the FHLB of $87,040 at December 31, 2003, of which, $12,500 in long-term borrowings and $5,000 in short-term borrowings was outstanding. The Company also had unused lines of credit with financial institutions amounting to $14,000 at December 31, 2003.

(18) Mortgage Loan Commitments and Loans Held for Sale

The Company is exposed to market risk on outstanding mortgage loan commitments and unsold residential mortgage loans held-for-sale. As part of its risk management processes the Company executes a program to limit portions of this risk through the use of derivative financial instruments, principally forward sales of mortgage-backed securities, and mandatory delivery contracts. The Company holds open forward contracts to deliver Fannie Mae and Ginnie Mae mortgage-backed securities at a future date which, in conjunction with uncommitted mortgage loans held-for-sale, eliminates a portion of the market risk for a specified price. Pursuant to the requirements of SFAS 133, the estimated value of these derivative contracts has been recognized in the accompanying financial statements at their estimated fair value. The Company does not use hedge accounting for this program because the estimated benefits from applying hedge accounting would not be expected to be significant. Depending on the directional movement of the security, the maximum loss is limited to the face value of the commitment.

The following table summarizes the Company’s open positions and related gains and losses at December 31, 2003 and 2002:

	2003		2002

	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
(Dollars in thousands)
Interest-rate-locked loan commitments	$6,744	$2	$—	$—
Forward sales of loans and mortgage backed securities	6,000	(46)	—	—

(19) Related Party Transactions

As of December 31, 2003 and 2002, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $7,199 and $6,776, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. During the year ended December 31, 2003, total principal additions were $14,483 and total principal payments were $14,075.

Deposits from related parties held by the Bank at December 31, 2003 and 2002 totaled $3,651 and $2,819, respectively.

(20) Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(21) Subsequent Events

On January 15, 2004, the Board of Directors declared a cash dividend of $0.0725 per share to shareholders of record as of February 9, 2004, payable on February 24, 2004 and a stock dividend of 15% to shareholders of record as of February 10, 2004, payable on February 26, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(22) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2003

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$8,866	$9,154	$9,365	$9,213
Interest expense	2,340	2,248	2,133	2,047

Net interest income	6,526	6,906	7,232	7,166
Provision for loan losses	(763)	(837)	(838)	(762)

Net interest income after provision for loan losses	5,763	6,069	6,394	6,404
Noninterest income	1,270	1,655	2,388	1,656
Noninterest expense	5,148	5,570	6,113	6,072

Income before provision for income taxes	1,885	2,154	2,669	1,988

Provision for income taxes	(645)	(734)	(919)	(431)

Net income	$1,240	$1,420	$1,750	$1,557

Basic earnings per share	$0.23	$0.27	$0.33	$0.29
Diluted earnings per share	0.23	0.26	0.31	0.28
Cash dividends declared	0.06	0.06	0.06	0.06

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$8,437	$8,741	$8,986	$9,047
Interest expense	2,582	2,576	2,881	2,633

Net interest income	5,855	6,165	6,105	6,414
Provision for loan losses	(989)	(889)	(589)	(1,399)

Net interest income after provision for loan losses	4,866	5,276	5,516	5,015
Noninterest income	1,257	874	945	1,538
Noninterest expense	3,926	4,082	4,421	4,802

Income before provision for income taxes	2,197	2,068	2,040	1,751

Provision for income taxes	(760)	(676)	(720)	(563)

Net income	$1,437	$1,392	$1,320	$1,188

Basic earnings per share	$0.28	$0.27	$0.26	$0.23
Diluted earnings per share	0.26	0.25	0.24	0.22
Cash dividends declared	0.05	0.05	0.05	0.05

Item 9. Changes in and Disagreements with Accountants in Accounting and Financial Disclosure

None

Item 9a. Controls and Procedures

As of the end of the fiscal period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the principal executive and financial officers each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require WBCO to take any corrective actions with regard to significant deficiencies or material weaknesses.

PART III

Item 10. Directors and Executive Officers

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” beginning at page 4 of the Company’s definitive Proxy Statement dated March 25, 2004 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 29, 2004.

The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” beginning at page 16 of the Proxy Statement.

Item 11. Executive Compensation

For information concerning executive compensation see “Executive Compensation” beginning at page 9 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” beginning at page 3 of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” beginning at page 16 of the Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” beginning at page 17 of the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits and Reports on Form 8-K

          (a) Financial Statements:

The following Financial Statements of the Company are included in this Form 10-K.

Page

33	Independent Auditors’ Report
34	Independent Auditors’ Report
35	Consolidated Statements of Financial Condition — December 31, 2003 and 2002
36	Consolidated Statements of Income — Years ended December 31, 2003, 2002 and 2001
37	Consolidated Statements of Shareholders’ Equity — Years ended December 31, 2003, 2002 and 2001
38	Consolidated Statements of Comprehensive Income — Years ended December 31, 2003, 2002 and 2001
39	Consolidated Statements of Cash Flows — Years ended December 31, 2003, 2002 and 2001
40	Notes to Consolidated Financial Statements

          (b) Reports on Form 8-K:

During the quarter ended December 31, 2003, the Company filed a report on Form 8-K in regard to the release of the Company’s third quarter 2003 earnings and cash dividend notification. The report was filed on October 29, 2003.

          (c) Exhibits:

See “Index of Exhibits.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th of March, 2004.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 24th of March, 2004.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 24, 2004, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Jerry C. Chambers

Karl C. Krieg, III
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Alvin J. Sherman
Edward J. Wallgren

By /s/ Michal D. Cann

Michal D. Cann
Attorney-in-fact
March 24, 2004

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)
3.2	Amended and Restated Articles of Incorporation of the Company(1)
3.3	Bylaws of the Company(1)
4.1	Form of Common Stock Certificate(1)
4.2	Stock Repurchase Plan(3)
4.3	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	1992 Employee Stock Option Plan(1)
10.2	1993 Director Stock Option Plan(1)
10.3	1998 Stock Option and Restricted Stock Award Plan(2)
10.4	Form of Severance Agreement(1)
21	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP
23.2	Consent of KPMG LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.