Form 10-Q
period 2004-03-31
WASHINGTON BANKING CO
filed 2004-05-17
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004

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

Yes  [X]    No  [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.   Yes  [   ]    No  [X]

The number of shares of the issuer’s Common Stock outstanding at May 7, 2004 was 5,409,999.

Table of Contents PART I
Page
Item 1. Financial Statements
Condensed Consolidated Statements of Financial Condition -
March 31, 2004 and December 31, 2003	1

Condensed Consolidated Statements of Income -
Three Months Ended March 31, 2004 and 2003	2

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
Three Months Ended March 31, 2004 and 2003	3

Condensed Consolidated Statements of Cash Flows -
Three Months Ended March 31, 2004 and 2003	4

Notes to Condensed Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21
Item 4. Controls and Procedures	21

PART II

Item 2. Changes in Securities and Use of Proceeds	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22
Signatures	22

PART I

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
March 31, 2004 and December 31, 2003 (unaudited)
(Dollars in thousands)

Assets	March 31, 2004	December 31, 2003

Cash and due from banks	$19,881	$15,454
($416 and $1,138, respectively, are restricted)
Interest-earning deposits	352	356
Federal funds sold	22,445	4,795

Total cash, restricted cash, and cash equivalents	42,678	20,605

Investment securities available for sale	12,499	15,421
Investment securities held to maturity	14,583	14,745

Total investment securities	27,082	30,166

Subsidiary investment	334	—
Federal Home Loan Bank stock	2,303	2,280

Loans held for sale	8,936	8,251
Loans receivable	521,701	499,919
Allowance for loan losses	(6,480)	(6,116)

Total loans, net	524,157	502,054

Premises and equipment, net	19,847	19,814
Other real estate owned	443	504
Deferred tax assets	1,611	1,659
Other assets	4,779	4,659

Total assets	$623,234	$581,741

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$84,116	$75,756
Interest-bearing	463,219	425,741

Total deposits	547,335	501,497

Fed funds purchased	—	5,000
Other borrowed funds	12,500	12,500
Junior subordinated debentures	15,007	—
Trust preferred securities	—	15,000
Other liabilities	3,027	3,384

Total liabilities	577,869	537,381

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 5,408,749 and 5,357,880
shares in March 31, 2004 and December 31, 2003, respectively	31,281	31,125
Retained earnings	14,025	13,273
Accumulated other comprehensive income (loss), net	59	(38)

Total shareholders’ equity	45,365	44,360

Total liabilities and shareholders’ equity	$623,234	$581,741

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31
	2004	2003
Interest income:
Interest and fees on loans	$8,852	$8,502
Interest on taxable investment securities	108	76
Interest on tax-exempt investment securities	163	169
Other	41	119

Total interest income	9,164	8,866
Interest expense:
Interest on deposits	1,773	1,995
Interest on other borrowings	146	156
Interest on junior subordinated debentures	180	—
Interest on trust preferred securities	—	189

Total interest expense	2,099	2,340

Net interest income	7,065	6,526
Provision for loan losses	(825)	(763)

Net interest income after provision for loan losses	6,240	5,763

Noninterest income:
Service charges and fees	746	477
Gain on sale of loans	511	458
Secondary market fees	26	69
ATM income	126	99
Other	153	167

Total noninterest income	1,562	1,270
Noninterest expense:
Salaries and benefits	3,772	3,085
Occupancy	1,022	850
Office supplies and printing	158	171
Data processing	117	115
Consulting and professional fees	86	54
ATM Expense	84	108
Other	930	765

Total noninterest expense	6,169	5,148

Income before income taxes	1,633	1,885
Provision for income taxes	(538)	(645)

Net income	$1,095	$1,240

Net income per share, basic	$0.20	$0.23

Net income per share, diluted	$0.20	$0.23

Average number of shares outstanding, basic	5,388,779	5,300,273
Average number of shares outstanding, diluted	5,596,123	5,474,794

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars and shares in thousands, except per share data)
	Common stock		Retained	Accumulated other comprehensive income	Total shareholders’
	Shares	Amount	earnings	(loss), net	equity
Balances at December 31, 2002	4,541	$21,025	$18,363	$44	$39,432
Comprehensive income:
Net income	—	—	1,240	—	1,240
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $(1)	—	—	—	3	3

Total comprehensive income					1,243
Cash dividend, $0.06 per share	—	—	(325)	—	(325)
Stock option compensation	—	6	—	—	6
Stock options exercised	115	311	—	—	311

Balances at March 31, 2003	4,656	$21,342	$19,278	$47	$40,667

Balances at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360
Comprehensive income:
Net income	—	—	1,095	—	1,095
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $(50)	—	—	—	97	97

Total comprehensive income					1,192
Cash dividend, $0.0725 per share	—	—	(343)	—	(343)
Stock option compensation	—	6	—	—	6
Stock options exercised	51	150	—	—	150

Balances at March 31, 2004	5,409	$31,281	$14,025	$59	$45,365

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31
	2004	2003
Cash flows from operating activities:
Net income	$1,095	$1,240
Adjustments to reconcile net income to net cash
provided by operating activities:
Federal Home Loan Bank stock dividends	(23)	(36)
Deferred income tax benefit	(2)	—
Amortization of investment premiums, net	8	25
Net increase in subsidiary investment	(327)	—
Provision for loan losses	825	763
Net decrease (increase) in loans held for sale	(685)	2,420
Depreciation of premises and equipment	450	356
Net loss (gains) on sale of other real estate	14	(8)
Net increase in other assets	(120)	(525)
Stock option compensation	6	6
Net decrease in other liabilities	(357)	(100)

Net cash provided by operating activities	884	4,141

Cash flows from investing activities:
Maturities/calls of investment securities available for sale	3,000	500
Principal payments on mortgage-backed securities	63	1,006
Maturities/calls of investment securities held to maturity	160	125
Net increase in loans	(22,243)	(18,546)
Purchases of premises and equipment	(483)	(906)
Proceeds from the sale of other real estate owned	47	75

Net cash used in investing activities	(19,456)	(17,746)

Cash flows from financing activities:
Net increase in deposits	45,838	22,634
Net decrease in federal funds purchased	(5,000)	—
Dividends paid on common stock	(343)	(325)
Proceeds from stock options exercised	150	311

Net cash provided by financing activities	40,645	22,620

Net increase in cash and cash equivalents	22,073	9,015
Cash and cash equivalents at beginning of period	20,605	55,887

Cash and cash equivalents at end of period	$42,678	$64,902

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$—	$70
Loans made on bank-owned property sold	—	34
Cash paid for interest	2,046	2,448

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

   (1) Description of Business and Summary of Significant Accounting Policies

      (a) Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2004, WBCO had three wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary; Washington Banking Capital Trust I (the “Trust”); and Washington Funding Group, Inc. (“WFG”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

      (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and two of its subsidiaries, WIB and WFG, (together, the “Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2004. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

      (c) Segments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and has identified two reportable segments: Whidbey Island Bank and Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Disclosures required by this standard are included in Note 7.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

      (d) Reclassifications

Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2004 presentation.

      (e) Recent Financial Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, which was replaced by FASB Interpretation No. 46R (“FIN 46R”) in December 2003. FIN 46R became effective in the first quarter of 2004 and defined a variable interest entity (“VIE”) as a corporation, partnership, trust, or any other legal structure used for the business purpose that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. This interpretation requires a VIE to be consolidated or deconsolidated by a company generally based on the risk of loss or return. Most of the original provisions of Interpretation No. 46 were delayed until March 31, 2004 through the issuance of FIN 46R. The Company has a VIE in the form of a trust set up to issue trust preferred securities and accordingly, the implementation of FIN 46R required the deconsolidation of the Trust. The Company’s adoption of FIN 46R did not have a material impact on the Company’s financial position and results of operations. The restatement of prior years financial statements was not required by FIN 46R and the Company did not restate the prior year’s financial statements.

(2) Earnings Per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended March 31, 2004
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,095	5,388,779	$0.20
Effect of dilutive securities: stock options	—	207,344	(0.00)

Diluted EPS	$1,095	5,596,123	$0.20

	Three Months Ended March 31, 2003
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$1,240	5,300,273	$0.23
Effect of dilutive securities: stock options	—	174,521	(0.00)

Diluted EPS	$1,240	5,474,794	$0.23

On February 26, 2004, the Board of Directors issued a 15% stock dividend to shareholders of record as of February 10, 2004. On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividends. At March 31, 2004 and 2003, there were options to purchase 365,374 and 419,507 shares of common stock outstanding, respectively of which zero and 20,278 shares, respectively, were antidilutive and therefore not included in the computation of diluted net income per share.

(3) Trust Preferred Securities

Washington Capital Trust I (the “Trust”), a wholly-owned subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued to WBCO. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on LIBOR plus 3.65%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. Prior to FIN 46R, the Trust was a consolidated subsidiary of the Company. As a result of the adoption of FIN 46R, the Company deconsolidated the special purpose trust, as the Company is not considered to be the primary beneficiary under this accounting standard. Accordingly, on the Company’s Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the Trust have been replaced by the junior subordinated debentures issued to the Trust by WBCO.

The following table sets forth the financial data pertaining to the previously consolidated special purpose trust:

Name of trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common securities	Aggregate principal amount of notes	Stated maturity of notes	Per annum interest rate of notes	Redemption option
Washington Banking						On or after
Capital Trust I	$15,000	$464	$15,464	2032	4.77%	June 27, 2007

(4) Stock-Based Compensation

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

The following table sets forth the reconciliation of pro forma net income and pro forma earnings per share:

	Three Months Ended March 31
	2004	2003
Net income, as reported	$1,095	$1,240
Stock compensation recognized	6	6
Additional compensation for
fair value of stock options	(22)	(22)

Pro forma net income	$1,079	$1,224

Basic earnings per share:
As reported	$0.20	$0.23
Pro forma	0.20	0.23
Diluted earnings per share:
As reported	0.20	0.23
Pro forma	0.19	0.22

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

(5) Subsequent Event

On April 29, 2004, the Board of Directors declared a cash dividend of $0.0725 per share to shareholders of record as of May 10, 2004, which is payable on May 25, 2004.

(6) Commitments

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2004. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of March 31, 2004.

As of March 31, 2004 the commitments under these agreements were as follows:

          Standby letters of credit and financial guarantees    $247

At March 31, 2004, the Company is the guarantor of trust preferred securities. The Company has issued subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at March 31, 2004.

(7) Segments

The Company is organized based on the products and services that it offers. Under its current organizational structure, the Company is comprised of four individual companies: Washington Banking Company (the holding company) and three wholly-owned subsidiaries — Whidbey Island Bank, Washington Funding Group, Inc and Washington Banking Capital Trust I. The Company has identified two reportable segments: Whidbey Island Bank and Washington Funding Group, Inc. The Bank offers a full range of commercial banking services, while WFG generates loan fee income from the origination and sale of residential mortgage loans.

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

WFG was formed in January 2003 and began operations in April 2003. It provides a loan-funding source for mortgage brokers. It does not service any loans for secondary market investors. Although WFG sells the loans to several secondary market investors, two investors — Principal Residential Mortgage and Freddie Mac — purchase a significant portion of these loans.

The Bank and WFG are stand-alone business entities and have their own financial statements. Certain intercompany related income and expenses are allocated to each company. The accounting policies for each segment are described in the Summary of Significant Accounting Policies.

The Trust, the third wholly-owned subsidiary, was formed for the exclusive purpose of issuing trust preferred securities and common securities and using the proceeds from the issuance to acquire junior subordinated debentures issued by WBCO. For 2004, the Company implemented FIN 46R, which called for the deconsolidation of the Trust. Prior year information includes the consolidation of the Trust.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

The following table sets forth the financial information for the Company’s segments:

	Three Months Ended March 31, 2004
	Bank	WFG	WBCO	Intercompany eliminations	Total consolidated
Net interest income after	$6,414	$—	$(174)	$—	$6,240
provision for loan losses
Other income	1,352	263	(14)	(39)	1,562
Other expenses	5,610	499	99	(39)	6,169

Income (loss) before tax	2,156	(236)	(287)	—	1,633
Income tax (expense) benefit	(709)	82	89	—	(538)

Net income (loss)	$1,447	$(154)	$(198)	$—	$1,095

Total assets	$621,501	$384	$60,372	$(59,023)	$623,234

	Three Months Ended March 31, 2003
	Bank	WFG	Other	Intercompany eliminations	Total consolidated
Net interest income after	$5,951	$—	$(188)	$—	$5,763
provision for loan losses
Other income	1,270	—	—	—	1,270
Other expenses	4,953	86	109	—	5,148

Income (loss) before tax	2,268	(86)	(297)	—	1,885
Income tax (expense) benefit	(775)	29	101	—	(645)

Net income (loss)	$1,493	$(57)	$(196)	$—	$1,240

Total assets	$558,160	$164	$71,094	$(70,237)	$559,181

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or the opening or acquisition of new branches are lower than expected; (4) there are greater than expected costs or difficulties related to the integration of acquisitions; (5) there is increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company is unable to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.

Overview

Washington Banking Company (“WBCO” or the “Company”) is a registered bank holding company with three wholly-owned subsidiaries: Whidbey Island Bank (the “Bank” or “WIB”), Washington Banking Capital Trust I (the “Trust”) and Washington Funding Group, Inc. (“WFG”). The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and it is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance Corporation (the “FDIC”), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment portfolios, which are not FDIC insured, through the investment advisory company Elliott Cove Capital Management LLC. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences and select a portfolio. Prior to the Bank’s affiliation with Elliott Cove, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc. Another nondeposit product offered through WIB, which is not FDIC insured, is a sweep investment option available through a brokerage account.

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

Headquartered in Oak Harbor, the Company’s market area has been expanded through the activities of WFG. Previously, the market area was that of the Bank, limited to northwestern Washington. WFG’s process of brokering mortgages has extended the Company’s market area beyond Washington State and now includes Oregon and Idaho. Washington, Oregon and Idaho all experienced population growth of above 20% during the 1990s, compared to a national average of 13.1%. The market areas encompass distinct economies, and none are particularly dependent upon a single industrial or occupational source. In Washington, the economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to a more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence. Unemployment levels in the Pacific Northwest over the past couple of years have been higher than national averages, but the business impact on the Company has not been atypical. The timing of a total economic recovery for the Pacific Northwest region remains uncertain, but in 2003 there was a slow, but steady recovery.

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

Financial Condition

Total Assets. Total assets grew to $623.2 million at March 31, 2004 from $581.7 million at December 31, 2003, an increase of 7.1%. This increase resulted mainly from growth in the loan portfolio and federal funds sold, which was funded by deposit growth.

Total Loans. Total loans were $530.6 million at March 31, 2004, an increase of 4.4% from $508.2 million at December 31, 2003. The Company increased its allowance for loan losses to $6.5 million at March 31, 2004 representing 1.22% of total loans, from $6.1 million or 1.20% of total loans at December 31, 2003. The allowance was increased to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and maintaining adequate coverage.

Total Investment Securities. Total investment securities were $27.1 million and $30.2 million at March 31, 2004 and December 31, 2003, respectively, a decrease of 10.2% resulting from the maturity of available-for-sale investment securities without replacement due to low rate environment coupled with anticipated increase in loan demand.

Premises and Equipment. Premises and equipment, net of depreciation, were $19.8 million at both March 31, 2004 and December 31, 2003. Premises and equipment remained level as the Company has not undertaken any new construction projects during the first quarter. The cost of new equipment has been offset by depreciation expense.

Deposits.     Deposits grew 9.1% to $547.3 million at March 31, 2004 from $501.5 million at December 31, 2003. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means. In addition, many customers are seeking the security of FDIC-insured deposit vehicles given the recent volatility of the investment market.

At March 31, 2004, average noninterest-bearing deposits increased 29.6% from March 31, 2003, while average interest-bearing deposits increased 8.4% for the same period. Average interest demand and money market deposits represented 44.08% of total average interest-bearing deposits at March 31, 2004 compared to 44.45% a year ago.

Average savings deposits and average CDs represented 10.04% and 45.88%, respectively, of total average interest-bearing deposits at March 31, 2004 compared to 8.02% and 47.53%, respectively, a year ago. All non-maturing deposit product averages increased during the first quarter of 2004 as management focused on establishing customer relationships and attracting deposits.

Shareholders’ Equity. The Company’s shareholders’ equity increased 2.3% to $45.4 million at March 31, 2004 from $44.4 million at December 31, 2003. The increase reflects earnings, proceeds from stock options exercised, stock option compensation and an increase in unrealized gain on available-for-sale securities, net of tax offset by the payment of cash dividends during the first three months of 2004.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth at the Company's conolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield (1)	Average balance	Interest earned/paid	Average yield (1)
Assets
Loans (2)	$515,732	$8,852	6.87%	$441,424	$8,502	7.70%
Federal funds sold	5,002	11	0.88%	18,401	50	1.09%
Interest-earning cash	684	2	1.17%	11,952	33	1.10%
Investments:
Taxable	17,303	136	3.14%	11,046	112	4.06%
Non-taxable (3)	14,584	218	5.98%	14,447	226	6.26%

Interest-earning assets	553,305	9,219	6.66%	497,270	8,923	7.18%
Noninterest-earning assets	38,625			35,342

Total assets	$591,930			$532,612

Liabilities and
Shareholders’ equity
Deposits:
Interest demand and money market	$190,866	$360	0.75%	$177,617	$514	1.16%
Savings	43,480	85	0.78%	32,028	69	0.86%
CDs	198,656	1,328	2.67%	189,913	1,412	2.97%

Interest-bearing deposits	433,002	1,773	1.64%	399,558	1,995	2.00%
Federal funds purchased	5,489	15	1.09%	—	—	—
Junior subordinated debentures	15,007	180	4.80%	—	—	—
Trust preferred securities	—	—	—	15,000	189	5.04%
Other interest-bearing liabilites	12,592	131	4.16%	15,121	156	4.13%

Interest-bearing liabilities	466,090	2,099	1.80%	429,679	2,340	2.18%
Noninterest-bearing deposits	78,728			60,757
Other noninterest-bearing liabilities	2,623			2,401

Total liabilities	547,441			492,837
Shareholders’ equity	44,489			39,775

Total liabilities and
shareholders’ equity	$591,930			$532,612

Net interest income (3)		$7,120			$6,583

Net interest spread (1)			4.86%			5.00%

Net interest margin (1)			5.15%			5.30%

(1)    Annualized
(2)    Includes loan fees of $450 and $358 for the three months ended March 31, 2004 and 2003, respectively.
(3)    Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%.
       These adjustments were $55 and $57 for the three months ended March 31, 2004 and 2003,respectively.

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

Net Income. Net income for the first quarter of 2004 decreased 11.7% to $1.1 million or $0.20 per diluted share as compared to the first quarter of 2003. The decrease was due largely to the increase in noninterest expense.

Net Interest Income. Net interest income for the first quarter of 2004 increased 8.3% to $7.1 million from $6.5 million for the first quarter of 2003. The increase is largely due to interest income from increased average loan volume, combined with a decrease in the cost of funds. The continued low rate environment has improved the Company’s cost of funds and helped offset the lower interest-earning asset yield.

Average interest-earning assets for the first quarter increased to $553.3 million at March 31, 2004, compared to $497.3 million at March 31, 2003, a growth of 11.3%, while the average yield on interest-earning assets decreased to 6.66% compared to 7.18% in first quarter of the prior year. The average yield on loans decreased to 6.87% for the quarter ended March 31, 2004 from 7.70% for the first quarter of 2003.

The average cost of interest-bearing liabilities decreased in the first quarter of 2004 to 1.80% from 2.18% for the quarter ended March 31, 2003. Average interest-bearing liabilities for the quarter increased to $466.1 million at March 31, 2004 compared to $429.7 million a year ago, a growth of 8.5%.

The overall result of these changes was a decrease in the net interest spread to 4.86% for the quarter ended March 31, 2004 from 5.00% for the quarter ended March 31, 2003. Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.15% in the first quarter of 2004 from 5.30% in the first quarter of 2003.

Noninterest Income. Noninterest income increased $292,000, or 23.0%, in the first quarter of 2004 compared to the like period in 2003. This increase was primarily due to an increase in service charges and fees on deposits in association with the Bank’s new overdraft product, Whidbey Overdraft Coverage.

In the past, selling single-family residential loans to the secondary market contributed significantly to the noninterest income, but slowing of mortgage activity caused a decrease in secondary market income.

The Company began hedging mortgage interest rate risk for WFG real estate loans in the second quarter of 2003. At March 31, 2004, net loss on hedging activities was $7,000. The net loss is included in the gain on sale of loans. WFG is not yet operating at a break even point.

Noninterest Expense. Noninterest expense increased $1.0 million in the first quarter of 2004, or 19.8% from a year ago. Three major components of noninterest expense — employee compensation, occupancy and other noninterest expense — increased 22.3%, 20.2% and 21.6%, respectively, for the quarter compared with the like period in 2003.

Employee compensation and occupancy increased primarily due to costs associated with the newly formed Washington Funding Group. Expense reduction measures have been initiated, including the closing of one of the WFG offices. The Company also experienced a cost increase in employee benefits. Other noninterest expense increased in association with telephone and advertising expense as a result of the expansion of the Company.

The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 71.51% for the first quarter 2004 compared to 66.03% for the like period in 2003.

Income Taxes. For the first quarters of 2004 and 2003, the Company recorded an income tax provision of $538,000 and $645,000, respectively. The overall effective tax rate was approximately 33% and 34% for the three months ended March 31, 2004 and 2003, respectively.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$88,384	16.7%	$87,371	17.2%
Real estate mortgages:
One-to-four family residential	45,563	8.6%	43,460	8.5%
Five-or-more family
residential and commercial	144,046	27.1%	133,539	26.3%

Total real estate mortgages	189,609	35.7%	176,999	34.8%

Real estate construction	76,251	14.4%	70,974	14.0%
Consumer	175,955	33.2%	172,406	34.0%

Subtotal	530,199	100.0%	507,750	100.0%

Less: allowance for loan losses	(6,480)		(6,116)
Deferred loan fees, net	438		420

Loans, net	$524,157		$502,054

Total loans, net, were $524.2 million at March 31, 2004, representing a 4.4% increase from year-end 2003. The majority of the increase was in real estate mortgage and real estate construction loans, which increased 7.1% and 7.4%, respectively at March 31, 2004 from year-end 2003. Included in real estate mortgages are loans originated and held for sale on the secondary market. At March 31, 2004, loans held for sale were $8.9 million as compared to $8.3 million at December 31, 2003, an increase of 8.3%. Of those loans, $6.0 million were originated by WFG and $2.9 million were originated by the Bank’s retail real estate division, compared to $3.8 million originated by WFG and $4.5 million originated from the Bank’s retail real estate division at December 31, 2003. The majority of the increase in real estate construction loans was due to residential construction, residential land development projects and a few large commercial construction loans.

The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect loans were $105.9 million, or 60.17% of the consumer loan portfolio and 19.95% of the total loan portfolio at March 31, 2004. At December 31, 2003, indirect loans were $105.6 million, or 61.3% of the consumer loan portfolio and 20.80% of the total loan portfolio.

The Company is focusing on commercial lending and real estate construction lending while slowing the consumer loan growth by tightening underwriting standards for indirect loans, thereby further decreasing the consumer portfolio.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming assets:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Nonaccrual loans	$4,512	$4,158
Restructured loans	—	—

Total nonperforming loans	4,512	4,158
Other real estate owned	443	504

Total nonperforming assets	$4,955	$4,662

Impaired loans	$2,563	$2,563
Accruing loans past due > 90 days	—	—
Potential problem loans	—	314
Allowance for loan losses	6,480	6,116

Nonperforming loans to loans	0.85%	0.82%
Allowance for loan losses to loans	1.22%	1.20%
Allowance for loan losses to nonperforming loans	143.62%	147.09%
Nonperforming assets to total assets	0.80%	0.80%

Nonperforming loans increased to $4.5 million, or 0.85% of total loans, at March 31, 2004 from $4.2 million, or 0.82% of total loans, at December 31, 2003. The current allowance for loan losses of $6.5 million represents 143.62% of nonperforming loans as compared to 147.09% of nonperforming loans at December 31, 2003. The allowance for loan losses is 1.22% of total loans at March 31, 2004 as compared to 1.20% at December 31, 2003. The Company has identified one loan of approximately $2.6 million to a real estate development and timber company as impaired, due to the borrower’s financial status at year-end. The loan is current and well-secured, and no losses are expected.

Provision and Allowance for Loan Losses. The Company recorded an $825,000 provision for loan losses for the first quarter of 2004, compared with $763,000 for the like period a year ago. Net loan charge-offs were $461,000, representing 0.09% of average loans for the first quarter of 2004, compared with $402,000, or 0.09% of average loans for the like period last year.

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

The following table sets forth an analysis of the Company’s indirect and other net charge-offs to average loans:

	Three Months Ended March 31
	2004	2003
Indirect net charge-offs	$(290)	$(196)
Other net charge-offs	(171)	(206)

Total net charge-offs	$(461)	$(402)

Average indirect loans	$105,752	$97,916
Average other loans	409,980	343,508

Total average lonas	$515,732	$441,424

Indirect net charge-offs to average indirect loans	0.27%	0.20%
Other net charge-offs to average other loans	0.04%	0.06%
Net charge-offs to average loans	0.09%	0.09%

Net loan charge-offs attributed to indirect loans were $290,000, representing 77.13% of net consumer charge-offs during the first quarter of 2004, compared to $196,000 or 64.26% of net consumer charge-offs for the like period in 2003.

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

The following table sets forth the changes in the Company’s allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	Three Months Ended March 31
(Dollars in thousands)	2004	2003
Balance at beginning of period	$6,116	$5,514
Charge-offs:
Commercial	(131)	(71)
Real estate	—	(30)
Consumer	(531)	(377)

Total charge-offs	$(662)	$(478)
Recoveries:
Commercial	44	4
Real estate	2	—
Consumer	155	72

Total recoveries	$201	$76

Net charge-offs	(461)	(402)
Provision for loan losses	825	763

Balance at end of period	$6,480	$5,875

Net charge-offs to average loans	0.09%	0.09%

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio, coupled with the steady but slow recovery in the local economy, may require continued increases in the allowance for loan losses during the year 2004.

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Three Months Ended March 31
	2004		2003
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and
money market deposits	$190,866	0.75%	$177,617	1.16%
Savings deposits	43,480	0.78%	32,028	0.86%
CDs	198,656	2.67%	189,913	2.97%

Total interest-bearing deposits	433,002	1.64%	399,558	2.00%
Demand and other
noninterest-bearing deposits	78,728		60,757

Total average deposits	$511,730		$460,315

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

Deposits.     Total deposits increased 9.1% to $547.3 million at March 31, 2004 from $501.5 million at December 31, 2003. The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that has stated maturity dates. At March 31, 2004, the Company had $209.7 million in CDs, of which approximately $122.7 million, or 58.51%, are scheduled to mature within one year. Declining interest rate markets and uncertain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds, rather than renew CDs as they mature. Nevertheless, management anticipates that a sizable portion of outstanding CDs will renew upon maturity.

Borrowings.     At March 31, 2004 the Company had a line of credit with the FHLB of $93.3 million, of which $12.5 million was advanced in long-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $27.0 million at March 31, 2004.

Investments.     The Company’s total portfolio of investment securities decreased 10.2% to $27.1 million at March 31, 2004 from $30.2 million at December 31, 2003. The investment portfolio consists of government agency securities, pass-through securities, corporate securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity. The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	March 31, 2004
(Dollars in thousands)	Amortized cost	Market value	Recorded value
Amounts maturing:
Within one year	$2,607	$2,641	$2,610
One to five years	18,459	19,125	18,526
Six to ten years	5,423	5,744	5,442
Over ten years	504	504	504

Total	$26,993	$28,014	$27,082

At March 31, 2004, the Company’s investment portfolio consisted of $14.6 million, or 53.85% in held-to-maturity investments at carrying value, as compared with $14.7 million, or 48.88%, at December 31, 2003, and $12.5 million, or 46.15%, in available-for-sale securities at carrying value, as compared with $15.4 million, or 51.12%, at December 31, 2003. For liquidity purposes, the Company’s future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at carrying value.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $45.4 million at March 31, 2004 from $44.4 million at December 31, 2003. This increase is due to net income of $1.1 million, proceeds from stock options exercised in the amount of $150,000, stock option compensation of $6,000 and an increase in unrealized gain on available-for-sale securities, net of tax of $97,000 offset by the payment of cash dividends of $343,000 during the first three months of 2004. Total assets increased to $623.2 million at March 31, 2004 from $581.7 million at December 31, 2003, an increase of 7.1%. Shareholders’ equity to total assets was 7.3% at March 31, 2004 compared to 7.6% at December 31, 2003.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well-capitalized” at March 31, 2004 and December 31, 2003:

	FDIC Requirements		Actual Ratios
	Adequately- capitalized	Well- capitalized	March 31, 2004	December 31, 2003
Total risk-based capital ratio
Consolidated	8%	10%	11.65%	12.01%
Whidbey Island Bank	8%	10%	11.29%	11.69%
Tier 1 risk-based capital ratio
Consolidated	4%	6%	10.52%	10.85%
Whidbey Island Bank	4%	6%	10.16%	10.56%
Leverage ratio
Consolidated	4%	5%	10.19%	10.17%
Whidbey Island Bank	4%	5%	9.84%	9.89%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

The Company had no material capital expenditures or commitments for the quarter ended March 31, 2004.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

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

WBCO expects to continue its growth strategy and expand its presence in the Pacific Northwest. The Company’s commitment to maintaining asset quality, improving operating efficiency, being attentive to customer satisfaction and maximizing shareholder value remains strong. WBCO has identified long-term performance measurement targets. Those targets include a return on equity in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth of at least 10% per year, and dividend growth of at least 8% annually. Management does not expect to attain these targets in the short-term, but rather measures its business plan progression against these long-term goals.

Management anticipates that 2004 performance will be affected by a number of factors. A primary consideration, and one that is subject to uncertainty, is the stability of the economy. During 2003, the market area in which the Company operates began to undergo a slow but steady economic recovery. In management’s opinion, the Company is beginning to experience a cautious transition, from that of heavy mortgage loan volumes into a period of increasing commercial lending activity. In light of this transition and an expected increase in competition for loans, management believes that the Company will achieve loan growth in the range of 10% - 15% for the year 2004.

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

Residential real estate loan volumes are expected to decline from the high volumes recently experienced, and generate less fee income. As expected, WFG, the Company’s wholesale lending subsidiary, had a negative impact on the Company’s earnings in the first quarter. Although expense reduction and revenue enhancement measures have been implemented, WFG is not yet at breakeven and one office has been closed to further reduce expenses. In addition to continuing to focus on expense reduction measures, WFG is diversifying and expanding its product lines and offering online services to brokers.

Management believes that the Company will have ample opportunities to be successful. The Bank has a large portion of market share in Island County, which is where the Company was founded and has an established identity and reputation within the community. Management believes there are significant opportunities to gain a larger share of the market in the other three counties where the branches are still relatively young and not as well known. Given these opportunities and the preceding assumptions and considerations, management expects to grow earnings 6% - 12% over 2003. Opportunities will be pursued while applying credit discipline and deliberate analysis to ensure quality growth.

Readers should not construe these statements as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At March 31, 2004, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2003. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2003 filed with the SEC on March 24, 2004.

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

PART II

Item 2. Changes in Securities and Use of Proceeds

(a)  –  (e) Not applicable

Item 5. Other Information

(a)     Not applicable

(b)     There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

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

(b)     Reports on Form 8-K

During the quarter ended March 31, 2004, the Company filed one report on Form 8-K announcing the release of the Company’s fourth quarter 2003 earnings and cash dividend notification. The Company also reported a stock dividend of 15% to shareholders of record which was declared as of February 10, 2004, and payable on February 26, 2004. The report was filed on January 27, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: May 17, 2004	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: May 17, 2004	By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins Senior Vice President and Chief Financial Officer