Form 10-Q
period 2004-06-30
WASHINGTON BANKING CO
filed 2004-08-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

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

Yes  [X]    No  [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.   Yes  [   ]    No  [X]

The number of shares of the issuer’s Common Stock outstanding at August 6, 2004 was 5,409,999.

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition
June 30, 2004 and December 31, 2003 (unaudited)
(Dollars in thousands)

Assets	June 30, 2004	December 31, 2003
Cash and due from banks	$19,832	$15,454
($1,221 and $1,138, respectively, are restricted)
Interest-earning deposits	210	356
Federal funds sold	5,510	4,795

Total cash, restricted cash, and cash equivalents	25,552	20,605
Investment securities available for sale	19,259	15,421
Investment securities held to maturity	—	14,745

Total investment securities	19,259	30,166

Subsidiary investment	320	—
Federal Home Loan Bank stock	2,325	2,280

Loans held for sale	15,859	8,251
Loans receivable	540,336	499,919
Allowance for loan losses	(6,926)	(6,116)

Total loans, net	549,269	502,054

Premises and equipment, net	20,496	19,814
Bank owned life insurance	10,010	—
Other assets	6,240	6,822

Total assets	$633,471	$581,741

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$75,560	$75,756
Interest-bearing	267,424	238,180
Time deposits	215,028	187,561

Total deposits	558,012	501,497

Other borrowed funds	11,500	17,500
Junior subordinated debentures	15,007	—
Trust preferred securities	—	15,000
Other liabilities	2,680	3,384

Total liabilities	587,199	537,381

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 5,409,999 and 5,357,880 shares
at June 30, 2004 and December 31, 2003, respectively	31,291	31,125
Retained earnings	14,878	13,273
Accumulated other comprehensive income (loss), net	103	(38)

Total shareholders’ equity	46,272	44,360

Total liabilities and shareholders’ equity	$633,471	$581,741

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$9,258	$8,824	$18,110	$17,326
Interest on taxable investment securities	79	65	187	141
Interest on tax-exempt investment securities	139	166	302	335
Other	52	99	93	218

Total interest income	9,528	9,154	18,692	18,020
Interest expense:
Interest on deposits	1,894	1,905	3,667	3,900
Interest on other borrowings	101	154	247	310
Interest on junior subordinated debentures	184	—	364	—
Interest on trust preferred securities	—	189	—	378

Total interest expense	2,179	2,248	4,278	4,588

Net interest income	7,349	6,906	14,414	13,432
Provision for loan losses	(775)	(837)	(1,600)	(1,600)

Net interest income after provision
for loan losses	6,574	6,069	12,814	11,832
Noninterest income:
Service charges and fees	771	517	1,517	994
Gain on sale of securities	144	—	144	—
Gain on sale of loans	372	504	624	962
Secondary market fees	28	64	54	133
ATM income	155	118	280	216
Other	96	99	250	267

Total noninterest income	1,566	1,302	2,869	2,572
Noninterest expense:
Salaries and benefits	3,421	3,014	6,906	6,036
Occupancy	991	875	1,962	1,711
Office supplies and printing	163	158	316	328
Data processing	126	107	242	222
Consulting and professional fees	123	91	206	144
Other	1,082	901	1,979	1,767

Total noninterest expense	5,906	5,146	11,611	10,208

Income before income taxes	2,234	2,225	4,072	4,196
Provision for income taxes	(742)	(781)	(1,362)	(1,455)

Income from continuing operations	1,492	1,444	2,710	2,741
Loss from discontinued operations, net of tax benefit of $156, $47, $238 and $76 for the three and six months ended June 30, 2004 and 2003, respectively.	(247)	(24)	(370)	(81)

Net income	$1,245	$1,420	$2,340	$2,660

(Continued)

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Net income per share, basic
Continuing operations	$0.28	$0.27	$0.50	$0.51
Discontinued operations	(0.05)	—	(0.07)	(0.01)

Net Income	$0.23	$0.27	$0.43	$0.50

Net income per share, diluted
Continuing operations	$0.27	$0.26	$0.48	$0.50
Discontinued operations	(0.05)	—	(0.06)	(0.02)

Net Income	$0.22	$0.26	$0.42	$0.48

Average number of shares outstanding, basic	5,409,985	5,354,835	5,399,381	5,327,703
Average number of shares outstanding, diluted	5,612,460	5,562,041	5,603,816	5,519,980

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars and shares in thousands, except per share data)

	Common stock		Retained	Accumulated other comprehensive income	Total shareholders’
	Shares	Amount	earnings	(loss), net	equity
Balances at December 31, 2002	4,541	$21,025	$18,363	$44	$39,432
Comprehensive income:
Net income	—	—	2,660	—	2,660
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $1	—	—	—	(2)	(2)

Total comprehensive income (1)					2,658
Cash dividend, $0.12 per share	—	—	(651)	—	(651)
Stock option compensation	—	11	—	—	11
Stock options exercised	115	311	—	—	311

Balances at June 30, 2003	4,656	$21,347	$20,372	$42	$41,761

Balances at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360
Comprehensive income:
Net income	—	—	2,340	—	2,340
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $(84)	—	—	—	141	141

Total comprehensive income (1)					2,481
Cash dividend, $0.145 per share	—	—	(735)	—	(735)
Stock option compensation	—	11	—	—	11
Stock options exercised	52	155	—	—	155

Balances at June 30, 2004	5,410	$31,291	$14,878	$103	$46,272

(1)     Comprehensive income for the three months ended June 30, 2004 and 2003 was $1,289 and $1,415, respectively.

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$2,710	$2,741
Adjustments to reconcile net income to net cash
provided by operating activities:
Federal Home Loan Bank stock dividends	(45)	(64)
Deferred income tax benefit	(3)	(3)
Amortization of investment premiums, net	17	40
Net increase in subsidiary investment	(313)	—
Earnings on bank owned life insurance	(10)	—
Provision for loan losses	1,600	1,600
Net increase in loans held for sale	(7,608)	(29,581)
Depreciation of premises and equipment	892	758
Net gain on sale of securities	(144)	—
Net loss on sale of other real estate and premises and equipment	192	17
Net (increase) decrease in other assets	423	(1,095)
Stock option compensation	11	11
Net decrease in other liabilities	(704)	(388)

Net cash used in continuing operating activities	(2,982)	(25,964)
Net loss from discontinued operations	(370)	(81)

Net cash used in operating activities	(3,352)	(26,045)

Cash flows from investing activities:
Purchases of investment securities available for sale	—	(4,000)
Maturities/calls of investment securities available for sale	4,855	3,500
Principal payments on mortgage-backed securities	130	1,674
Sale of investment securities, available for sale	5,799	—
Maturities/calls of investment securities held to maturity	475	875
Purchase of bank-owned life insurance	(10,000)	—
Net increase in loans	(41,225)	(35,957)
Purchases of premises and equipment	(1,811)	(1,680)
Proceeds from the sale of other real estate owned and premises and
equipment	141	274

Net cash used in investing activities	(41,636)	(35,314)

Cash flows from financing activities:
Net increase in deposits	56,515	36,099
Net decrease in other borrowed funds	(1,000)	—
Net decrease in federal funds purchased	(5,000)	—
Dividends paid on common stock	(735)	(651)
Proceeds from stock options exercised	155	311

Net cash provided by financing activities	49,935	35,759

Net increase (decrease) in cash and cash equivalents	4,947	(25,600)
Cash and cash equivalents at beginning of period	20,605	55,887

Cash and cash equivalents at end of period	$25,552	$30,287

(Continued)

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands)

	Six Months Ended June 30
	2004	2003
Supplemental information:
Loans foreclosed and transferred to other real estate owned	$18	$557
Loans made on bank-owned property sold	—	94
Cash paid for interest	4,204	4,740
Cash paid for taxes	1,499	1,440
Transfer of investments from HTM to AFS	14,260	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2004, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary and Washington Banking Capital Trust I (the “Trust”). On May 26, 2004, WBCO announced plans to close its wholesale lending subsidiary, Washington Funding Group, Inc. (“WFG”) effective June 30, 2004. WFG was formed in January 2003 for the purpose of expanding the Bank’s wholesale mortgage real estate lending platform. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s operations. Although the wholesale business enhanced the Company’s noninterest income during 2003, the operation of those offices did not provide a satisfactory financial return.

The business of the Bank, WBCO’s principal subsidiary, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and two of its subsidiaries, WIB and WFG, (together, the “Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2004. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

(c)	Segments

Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and had identified two reportable segments: Whidbey Island Bank and the discontinued operations of Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Due to the discontinuation of WFG in the second quarter of 2004, the Company currently has only one segment, Whidbey Island Bank and is not required to disclose segment reporting by this standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2004 and 2003 (unaudited)
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

(2) Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computation.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Weighted average shares-basic	5,409,985	5,354,835	5,399,381	5,327,703
Effect of dilutive securities: stock options	202,475	207,206	204,435	192,277

Weighted average shares-diluted	5,612,460	5,562,041	5,603,816	5,519,980

On February 26, 2004, the Company issued a 15% stock dividend to shareholders of record as of February 10, 2004. On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividends. At June 30, 2004 and 2003, there were options to purchase 364,124 and 419,507 shares of common stock outstanding, respectively. For the three and six months ended June 30, 2004 and 2003 no shares were antidilutive and therefore all were included in the computation of diluted net income per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

The following table sets forth the financial data pertaining to the previously consolidated special purpose trust:

Name of trust	Aggregate liquidation amount of trust preferred securities	Aggregate liquidation amount of common securities	Aggregate principal amount of notes	Stated maturity of notes	Per annum interest rate of notes	Redemption option
Washington Banking						On or after
Capital Trust I	$15,000	$464	$15,464	2032	4.78%	June 27, 2007

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

The following table sets forth the reconciliation of pro forma net income and pro forma earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income, as reported	$1,245	$1,420	$2,340	$2,660
Stock compensation recognized	6	5	11	11
Additional compensation for
fair value of stock options	(22)	(22)	(44)	(44)

Pro forma net income	$1,229	$1,403	$2,307	$2,627

Basic earnings per share:
As reported
Income from continuing operations	$0.28	$0.27	$0.50	$0.51
Income (loss) from discontinued operations	(0.05)	—	(0.07)	(0.01)

Net Income	$0.23	$0.27	$0.43	$0.50

Pro forma
Income from continuing operations	$0.28	$0.26	$0.50	$0.50
Income (loss) from discontinued operations	(0.05)	—	(0.07)	(0.01)

Net Income	$0.23	$0.26	$0.43	$0.49

Diluted earnings per share:
As reported
Income from continuing operations	$0.27	$0.26	$0.48	$0.50
Income (loss) from discontinued operations	(0.05)	—	(0.06)	(0.02)

Net Income	$0.22	$0.26	$0.42	$0.48

Pro forma
Income from continuing operations	$0.27	$0.25	$0.47	$0.50
Income (loss) from discontinued operations	(0.05)	—	(0.06)	(0.02)

Net Income	$0.22	$0.25	$0.41	$0.48

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

(5) Subsequent Event

On July 15, 2004, the Board of Directors declared a cash dividend of $0.0725 per share to shareholders of record as of August 10, 2004, which is payable on August 25, 2004.

(6) Commitments

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at June 30, 2004. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of June 30, 2004.

As of June 30, 2004 the commitments under these agreements were as follows:

Standby letters of credit and financial guarantees $245

At June 30, 2004, the Company is the guarantor of trust preferred securities. The Company has issued subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at June 30, 2004.

(7) Closing of Subsidiary

The Company closed its Washington Funding Group, Inc. (“WFG”) subsidiary effective June 30, 2004. The subsidiary provided a loan funding source for mortgage loan brokers, primarily in Washington, Oregon and Idaho. Business in process was transferred to the Bank’s Burlington, WA office.

WFG was formed in January 2003 and began operations in April 2003 as a way to expand services and grow revenues. It provided a loan funding source for mortgage brokers. While gain on sale of loans increased, WFG continued to have a negative impact on WBCO’s earnings in spite of efforts to improve WFG’s performance. Whidbey Island Bank will continue to offer retail mortgages and wholesale mortgage funding to brokers as it did before the funding group was established.

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

Overview

Washington Banking Company (“WBCO” or the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank” or “WIB”) and Washington Banking Capital Trust I (the “Trust”); and one discontinued subsidiary, Washington Funding Group, Inc. (“WFG”). The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and it is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance Corporation (the “FDIC”), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment portfolios, which are not FDIC insured, through the investment advisory company Elliott Cove Capital Management LLC. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences and select a portfolio. Prior to the Bank’s affiliation with Elliott Cove, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc. Another nondeposit product offered through WIB, which is not FDIC insured, is a sweep investment option available through a brokerage account.

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

WFG, a wholesale mortgage real estate lending company, was a Washington State corporation formed in January 2003. The primary purpose of this subsidiary was to provide a loan funding source for brokers of mortgage loans. The loans were originated and sold in the name of the Bank. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s wholesale lending operations. Although the wholesale business enhanced the Company’s noninterest income during 2003, the operation of those offices did not provide a satisfactory financial return.

Headquartered in Oak Harbor, the Company’s market area is primarily northwestern Washington. The market area encompasses distinct economies, and none are particularly dependent upon a single industrial or occupational source. The economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to a more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence. Unemployment levels in the Pacific Northwest over the past few years have been higher than national averages, but the region appears to be showing signs of a slow, but steady economic recovery.

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

Financial Condition

Total Assets. Total assets grew to $633.5 million at June 30, 2004 from $581.7 million at December 31, 2003, an increase of 8.9%. This increase resulted mainly from growth in the loan portfolio and the investment in bank owned life insurance, which was funded by deposit growth and the sale of investment securities.

Total Loans. Total loans were $556.2 million at June 30, 2004, an increase of 9.5% from $508.2 million at December 31, 2003. The Company increased its allowance for loan losses to $6.9 million at June 30, 2004 representing 1.28% of loans (excluding loans held for sale), from $6.1 million or 1.22% of loans (excluding loans held for sale) at December 31, 2003. The allowance was increased to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and maintaining adequate coverage.

Total Investment Securities. Total investment securities were $19.3 million and $30.2 million at June 30, 2004 and December 31, 2003, respectively. The decrease of 36.2% was a result of the sale and maturity of available-for-sale investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand and purchase of bank owned life insurance (“BOLI”).

Premises and Equipment. Premises and equipment, net of depreciation, were $20.5 million at June 30, 2004 and $19.8 million on December 31, 2003. The Company purchased a building located in Oak Harbor, WA for the purpose of consolidating its back room operating functions. The Company is in the process of selling the Oak Harbor property that was previously used as an operations center. The Company has continued its expansion strategy by opening a new grocery store branch in Arlington, WA; and by leasing space for a future branch site in Friday Harbor, WA; and additional office space in Bellingham, WA.

Deposits.     Deposits grew 11.3% to $558.0 million at June 30, 2004 from $501.5 million at December 31, 2003. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means. In addition, many customers continue to seek the security of FDIC-insured deposit vehicles in contrast to the potential volatility of the investment market.

At June 30, 2004, average noninterest-bearing deposits increased 23.2% from June 30, 2003, while average interest-bearing deposits increased 12.3% for the same period. Average interest demand and money market deposits represented 45.00% of total average interest-bearing deposits at June 30, 2004 compared to 45.09% a year ago.

Average savings deposits and average CDs represented 9.63% and 45.37%, respectively, of total average interest-bearing deposits at June 30, 2004 compared to 8.28% and 46.63%, respectively, a year ago. All deposit product averages increased during the second quarter of 2004 as management focused on establishing customer relationships and attracting deposits.

Shareholders’ Equity. The Company’s shareholders’ equity increased 4.3% to $46.3 million at June 30, 2004 from $44.4 million at December 31, 2003. The increase reflects earnings, proceeds from stock options exercised, stock option compensation and an increase in unrealized gain on available-for-sale securities, net of tax, offset by the payment of cash dividends during the first six months of 2004.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended June 30, 2004			Three Months Ended June 30, 2003
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield (1)	Average balance	Interest earned/paid	Average yield (1)
Assets
Loans (2)	$545,394	$9,258	6.79%	$469,568	$8,824	7.52%
Federal funds sold	9,029	22	0.97%	15,324	43	1.12%
Interest-earning cash	667	1	0.60%	11,037	27	0.98%
Investments:
Taxable	13,799	108	3.13%	10,508	94	3.58%
Non-taxable (3)	12,501	186	5.95%	14,211	222	6.25%

Interest-earning assets	581,390	9,575	6.59%	520,648	9,210	7.08%
Noninterest-earning assets	42,225			36,115

Total assets	$623,615			$556,763

Liabilities and
Shareholders’ equity
Deposits:
Interest demand and
money market	$210,606	$393	0.75%	$187,958	$420	0.89%
Savings	45,075	88	0.78%	34,519	72	0.83%
CDs	212,380	1,413	2.66%	194,359	1,413	2.91%

Interest-bearing deposits	468,061	1,894	1.62%	416,836	1,905	1.83%
Federal funds purchased	1,571	4	1.02%	—	—	—
Junior subordinated debentures	15,007	184	4.90%	—	—	—
Trust preferred securities	—	—	—	15,000	189	5.04%
Other interest-bearing liabilites	8,958	97	4.33%	15,114	154	4.08%

Interest-bearing liabilities	493,597	2,179	1.77%	446,950	2,248	2.01%
Noninterest-bearing deposits	81,561			66,196
Other noninterest-bearing liabilities	2,976			2,676

Total liabilities	578,134			515,822
Shareholders’ equity	45,481			40,941

Total liabilities and
shareholders’ equity	$623,615			$556,763

Net interest income (3)		$7,396			$6,962

Net interest spread (1)			4.82%			5.07%

Net interest margin (1)			5.09%			5.35%

(1) Annualized

(2) Includes loan fees of $338 and $387 for the three months ended June 30, 2004 and 2003, respectively.

(3) Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%. These adjustments were $47 and $56 for the three months ended June 30, 2004 and 2003, respectively.

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

Net Income. Net income for the second quarter of 2004 decreased 12.3% to $1.2 million or $0.22 per diluted share as compared to the second quarter of 2003. Net income for the six months ended June 30, 2004 decreased 12.0% to $2.3 million, or $0.42 per diluted share, from $2.7 million, or $0.48 per diluted share, for the six months ended June 30, 2003. The decrease was due largely to the increase in noninterest expense, the reduction in gain on sale of loans, and the operating losses and costs associated with closing the Washington Funding Group, Inc. subsidiary.

Income from continuing operations for the second quarter of 2004 increased 3.3% to $1.5 million from $1.4 million for the second quarter of 2003. The Company’s loss from discontinued operations for the second quarter of 2004 increased to a loss of $247,000 from a loss of $24,000 for the second quarter of 2003. The major portion of this loss was attributable to the costs of closing the operations of WFG.

Income from continuing operations for the six months ended June 30, 2004 and 2003 remained level at $2.7 million for both periods. The Company’s loss from discontinued operations for the six month period in 2004 increased to a loss of $370,000 from a loss of $81,000 for the like period one year ago.

Net Interest Income. Net interest income for the second quarter of 2004 increased 6.4% to $7.3 million from $6.9 million for the second quarter of 2003. For the first six months of 2004, net interest income increased 7.3% to $14.4 million from $13.4 million for the like period in 2003. The increase is largely due to interest income from increased average loan volume, combined with a decrease in the cost of funds.

Average interest-earning assets for the second quarter increased to $581.4 million at June 30, 2004, compared to $520.6 million at June 30, 2003, a growth of 11.7%, while the average yield on interest-earning assets decreased to 6.59% compared to 7.08% in second quarter of the prior year. The average yield on loans decreased to 6.79% for the quarter ended June 30, 2004 from 7.52% for the second quarter of 2003.

The average cost of interest-bearing liabilities decreased in the second quarter of 2004 to 1.77% from 2.01% for the quarter ended June 30, 2003. Average interest-bearing liabilities for the quarter increased to $493.6 million at June 30, 2004 compared to $447.0 million a year ago, a growth of 10.4%.

The overall result of these changes was a decrease in the net interest spread to 4.82% for the quarter ended June 30, 2004 from 5.07% for the quarter ended June 30, 2003. Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.09% in the second quarter of 2004 from 5.35% in the second quarter of 2003.

Noninterest Income. Noninterest income increased $264,000, or 20.3%, in the second quarter of 2004 compared to the like period in 2003. For the first six months of 2004, noninterest income increased $297,000, or 11.5% compared to the like period a year ago. This increase was primarily due to an increase in service charges and fees on deposits in association with the Bank’s new overdraft product, Whidbey Overdraft Coverage and a gain on sale of securities offset by a decrease in gain on sale of loans.

In the past, selling single-family residential loans to the secondary market contributed significantly to the noninterest income, but slowing of mortgage activity caused a decrease in income from the gain on sale of loans.

Noninterest Expense. Noninterest expense increased $760,000 in the second quarter of 2004, or 14.8% from a year ago. Three major components of noninterest expense — employee compensation, occupancy and other noninterest expense — increased 13.5%, 13.3% and 20.1%, respectively, for the quarter compared with the like period in 2003.

For the first six months of 2004, noninterest expense rose to $11.6 million from $10.2 million one year ago, a 13.7% increase. Employee compensation, occupancy and other noninterest expense increased 14.4%, 14.7% and 12.0%, respectively, compared with the like period in 2003.

The Company experienced a cost increase in employee benefits. Additionally, increased costs associated with insurance, operating fees and advertising have contributed to other noninterest expense, primarily as a result of the expansion of the Company. With the purchase of an office building on Oak Harbor, WA to consolidate back office operations into one building, the Company expects to improve operating efficiencies.

The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income less non-recurring gains) was 66.25% for the second quarter 2004 compared to 62.69% for the like period in 2003. For the first six months of 2004 and 2003, the efficiency ratio was 67.18% and 63.78%, respectively.

Income Taxes. For the second quarters of 2004 and 2003, the Company recorded an income tax provision of $742,000 and $781,000, respectively. For the first six months of 2004 and 2003, the Company recorded income tax provisions of $1.4 million and $1.5 million, respectively. The overall effective tax rate was approximately 33% and 35% for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the overall effective tax rate was approximately 33% and 35%, respectively.

The results from discontinued operations disclosed on the consolidated statement of income are net of tax.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$84,098	15.1%	$87,371	17.2%
Real estate mortgages:
1 – 4 Family residential	42,994	7.7%	43,460	8.5%
Commercial	159,344	28.7%	133,539	26.3%

Total real estate mortgages	202,338	36.4%	176,999	34.8%
Real estate construction	87,611	15.8%	70,974	14.0%
Consumer	181,717	32.7%	172,406	34.0%

Subtotal	555,764	100.0%	507,750	100.0%

Less: allowance for loan losses	(6,926)		(6,116)
Deferred loan fees, net	431		420

Loans, net	$549,269		$502,054

Total loans, net, were $549.3 million at June 30, 2004, representing a 9.4% increase from year-end 2003. The majority of the increase was in real estate mortgage and real estate construction loans, which increased 14.3% and 23.4%, respectively, at June 30, 2004 from year-end 2003. Included in real estate mortgages are loans originated and held for sale on the secondary market. At June 30, 2004, loans held for sale were $15.9 million as compared to $8.3 million at December 31, 2003, an increase of 92.2%. The Company has $10.0 million of indirect consumer loans in loans held for sale as of June 30, 2004. Due to the liability sensitivity of our balance sheet, the Company opted to sell these fixed rate loans without recourse to increase liquidity for core lending activity. WBCO plans on selling the loans by the end of the third quarter. Of the remaining loans held for sale, $2.8 million were originated by WFG and $3.1 million were originated by the Bank’s retail real estate division, compared to $3.8 million originated by WFG and $4.5 million originated from the Bank’s retail real estate division at December 31, 2003. The majority of the increase in real estate construction loans was due to residential construction, residential land development projects and a few large commercial construction loans.

The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect loans were $109.0 million, or 60.00% of the consumer loan portfolio and 19.60% of the total loan portfolio at June 30, 2004. At December 31, 2003, indirect loans were $105.6 million, or 61.27% of the consumer loan portfolio and 20.79% of the total loan portfolio.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company's nonperforming assets:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Nonaccrual loans	$4,829	$4,158
Restructured loans	—	—

Total nonperforming loans	4,829	4,158
Other real estate owned	426	504

Total nonperforming assets	$5,255	$4,662

Impaired loans	$—	$2,563
Accruing loans past due > 90 days	—	—
Potential problem loans	120	314
Allowance for loan losses	6,926	6,116
Nonperforming loans to loans (1)	0.89%	0.83%
Allowance for loan losses to loans (1)	1.28%	1.22%
Allowance for loan losses to nonperforming loans	143.43%	147.09%
Nonperforming assets to total assets	0.83%	0.80%

(1)     Excludes loans held for sale

Nonperforming loans increased to $4.8 million, or 0.89% of loans (excluding loans held for sale), at June 30, 2004 from $4.2 million, or 0.83% of loans (excluding loans held for sale), at December 31, 2003. The current allowance for loan losses of $6.9 million represents 143.43% of nonperforming loans as compared to 147.09% of nonperforming loans at December 31, 2003. The allowance for loan losses is 1.28% of loans (excluding loans held for sale) at June 30, 2004 as compared to 1.22% at December 31, 2003. A loan in the amount of $2.6 million listed as impaired since December 2003 has been removed from impaired status. The balance has been significantly reduced and the credit is performing. Due to subsequent events since quarter end, nonaccraul loans have been reduced by $1.2 million from $4.8million to $3.6 million as of the date of this report.

Provision and Allowance for Loan Losses. The Company recorded a $775,000 provision for loan losses for the second quarter of 2004, compared with $837,000 for the like period a year ago. Net loan charge-offs were $329,000, representing 0.06% of average loans (excluding loans held for sale), for the second quarter of 2004, compared with $765,000, or 0.17% of average loans (excluding loans held for sale), for the like period last year.

For the six months ended June 30, 2004 and 2003, the Company recorded a $1.6 million provision for loan losses in both periods. The Company recorded $790,000 in net loan charge-offs, representing 0.15% of average loans (excluding loans held for sale) during the first six months of 2004, compared with $1.2 million or 0.26% for the like period in 2003.

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

The following table sets forth an analysis of the Company’s indirect and other net charge-offs to average loans:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Indirect net charge-offs	$(244)	$(252)	$(534)	$(448)
Other net charge-offs	(85)	(513)	(256)	(719)

Total net charge-offs	$(329)	$(765)	$(790)	$(1,167)

Average indirect loans	$107,454	$101,531	$106,846	$99,074
Average other loans (1)	426,962	350,497	414,207	345,115

Total average loans (1)	$534,416	$452,028	$521,053	$444,189

Indirect net charge-offs to average indirect loans	0.23%	0.25%	0.50%	0.45%
Other net charge-offs to average other loans (1)	0.02%	0.15%	0.06%	0.21%
Net charge-offs to average loans (1)	0.06%	0.17%	0.15%	0.26%

(1)     Excludes loans held for sale

Net loan charge-offs attributed to indirect loans were $244,000, representing 69.32% of net consumer charge-offs during the second quarter of 2004, compared to $252,000 or 92.65% of net consumer charge-offs for the like period in 2003. For the six months ended June 30, 2004, net charge-offs attributed to indirect dealer loans were $534,000, or 73.35% of net consumer charge-offs, as compared with $448,000, or 77.64%, for the like period in 2003.

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

The following table sets forth the changes in the Company’s allowance for loan losses. The provision is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$6,480	$5,875	$6,116	$5,514
Charge-offs:
Commercial	(67)	(451)	(198)	(522)
Real estate	(23)	(65)	(23)	(95)
Consumer	(411)	(345)	(943)	(722)

Total charge-offs	$(501)	$(861)	$(1,164)	$(1,339)
Recoveries:
Commercial	97	23	141	27
Real estate	16	—	18	—
Consumer	59	73	215	145

Total recoveries	$172	$96	$374	$172

Net charge-offs	(329)	(765)	(790)	(1,167)
Provision for loan losses	775	837	1,600	1,600

Balance at end of period	$6,926	$5,947	$6,926	$5,947

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio may require continued increases in the allowance for loan losses.

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Three Months Ended June 30
	2004		2003
(Dollars in thousands)	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and
money market deposits	$210,606	0.75%	$187,958	0.89%
Savings deposits	45,075	0.78%	34,519	0.83%
CDs	212,380	2.66%	194,359	2.91%

Total interest-bearing deposits	468,061	1.62%	416,836	1.83%
Demand and other
noninterest-bearing deposits	81,561		66,196

Total average deposits	$549,622		$483,032

Average balances in noninterest-bearing deposits increased 23.2% in the second quarter of 2004 compared to the second quarter of 2003. For the same period, average balances in total interest-bearing deposits increased 12.3%, while the smallest portion of the increase was in the higher cost CDs.

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

The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management evaluated potential capital-raising alternatives such as trust preferred securities, issuance of common stock and other sources. Management determined that issuing trust preferred securities would be in the best interest of the Company and on June 27, 2002, the Trust issued $15.0 million of trust preferred securities. Trust preferred securities are held as debt for tax purposes, while the proceeds of the offering count as Tier I capital without increasing the shareholder base, and therefore not diluting earnings per share. Due to FIN 46R, the Trust was deconsolidated in current period financial statements.

Deposits.     Total deposits increased 11.3% to $558.0 million at June 30, 2004 from $501.5 million at December 31, 2003. Certificates of deposit are the only deposit group that has stated maturity dates. At June 30, 2004, the Company had $215.0 million in CDs, of which approximately $125.0 million, or 58.11%, are scheduled to mature within one year. Management anticipates that a sizable portion of outstanding CDs will renew upon maturity.

The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

Borrowings.     At June 30, 2004 the Company had a line of credit with the FHLB of $94.8 million, of which $7.5 million was advanced in short-term borrowings and $4.0 million in federal funds. The Company also had unused lines of credit with correspondent banks in the amount of $27.0 million at June 30, 2004.

Investments.     The Company’s total portfolio of investment securities decreased 36.2% to $19.3 million at June 30, 2004 from $30.2 million at December 31, 2003. The Company transferred its held-to-maturity municipal security portfolio of $14.3 million to available-for-sale investments. Available-for-sale investments are recorded at market value and this transfer caused an increase in accumulated other comprehensive income of $272,000. During the second quarter of 2004, $5.8 million were sold to help reposition the Company’s liability sensitive balance sheet against the anticipation of a rising rate environment. The investment portfolio consists of government agency securities, pass-through securities, corporate securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity.

The following table summarizes the amortized cost, market value and recorded value of securities in the Company’s portfolio by contractual maturity groups:

	June 30, 2004
(Dollars in thousands)	Amortized cost	Market value	Recorded value
Amounts maturing:
Within one year	$1,756	$1,785	$1,785
One to five years	15,153	15,286	15,286
Six to ten years	1,679	1,684	1,684
Over ten years	504	504	504

Total	$19,092	$19,259	$19,259

At June 30, 2004, the Company’s investment portfolio consisted of no held-to-maturity investments, as compared with $14.7 million, or 48.88% at December 31, 2003. Available-for-sale securities, which are carried at market value, were $19.3 million, or 100.0% of the investment portfolio as compared with $15.4 million, or 51.12% at December 31, 2003. In the second quarter of 2004, the Company changed the designation of the municipal securities from held-to-maturity to available-for-sale. For liquidity purposes, the Company’s future security purchases will primarily be designated as available-for-sale and will increase as a percent of total investment securities at market value.

During the second quarter of 2004, the Bank made a $10.0 million investment in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and names the Bank as beneficiary. Noninterest income is generated tax-free from the increase in the policies’ underlying investments made by the insurance company. WIB is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $46.3 million at June 30, 2004 from $44.4 million at December 31, 2003. This increase is due to net income of $2.3 million, proceeds from stock options exercised in the amount of $155,000, stock option compensation of $11,000 and an increase in unrealized gain on available-for-sale securities (net of tax) of $141,000, offset by the payment of cash dividends of $735,000 during the first six months of 2004. Total assets increased to $633.5 million at June 30, 2004 from $581.7 million at December 31, 2003, an increase of 8.9%. Shareholders’ equity to total assets was 7.3% at June 30, 2004 compared to 7.6% at December 31, 2003.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well-capitalized” at June 30, 2004 and December 31, 2003:

	FDIC Requirements		Actual Ratios
	Adequately- capitalized	Well- capitalized	June 30, 2004	December 31, 2003
Total risk-based capital ratio
Consolidated	8%	10%	11.14%	12.01%
Whidbey Island Bank	8%	10%	10.83%	11.69%
Tier 1 risk-based capital ratio
Consolidated	4%	6%	10.01%	10.85%
Whidbey Island Bank	4%	6%	9.69%	10.56%
Leverage ratio
Consolidated	4%	5%	9.81%	10.17%
Whidbey Island Bank	4%	5%	9.50%	9.89%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

The Company purchased a building commonly known as the Bayshore building located in Oak Harbor, WA. The building was purchased as a new operations center to consolidate back office functions and improve efficiencies.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

Anticipated Future Performance

Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. In making the following statements, management has made a number of assumptions including that: (1) the interest rate environment will gradually increase throughout the remainder of 2004, (2) the local economy will continue on a steady course of improvement, and (3) residential real estate loan volumes will decline from 2003.

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

Management anticipates that 2004 performance will be affected by a number of factors. A primary consideration, and one that is subject to uncertainty, is the stability of the economy. In management’s opinion, the Company is in a transition from that of heavy residential mortgage loan volumes into a period of increasing commercial lending activity. In light of this transition and an expected increase in competition for loans, management believes that the Company will achieve loan growth in the range of 10% — 15% for the year 2004.

The Company is projecting a modest increase in deposits for 2004. If deposit rate repricing is required to maintain deposits or should rates increase more than expected, the net interest margin could be negatively impacted due to the Company’s current position of being slightly liability sensitive. Other unexpected changes, such as significant changes in the economy, substantial credit deterioration, or depositors moving sizeable amounts of their funds back into the stock market, could also affect the anticipated performance of the Company.

Residential real estate loan volumes have declined from the high volumes experienced in recent years, and therefore have generated less fee income. WFG, the Company’s wholesale lending subsidiary, continued to negatively impact earnings. In response, the Company closed WFG during the second quarter of 2004.

Management had expected WFG to contribute to 2004 earnings when earnings growth projections were identified earlier in the year. Considering the impact caused by the closure and losses of the mortgage subsidiary, and given the preceding assumptions, management expects that it will be difficult to substantially increase profits over 2003. The Bank has a large portion of market share in Island County, which is where the Company was founded and has an established identity and reputation within the community. Management believes there are significant opportunities to gain a larger share of the market in the other three counties where the branches are still relatively young and not as well known. Opportunities will be pursued while applying credit discipline and deliberate analysis to ensure quality growth.

Readers should not construe these statements as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At June 30, 2004, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2003. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2003 filed with the SEC on March 24, 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 29, 2004. The total number of shares of common stock were 4,746,637 and were represented in person or by proxy at the meeting. This represented 88% of the 5,401,274 shares held by shareholders as of March 10, 2004 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

Election of directors to serve on the Board of Directors until the annual meeting of shareholders in the year 2007, or until their successors are duly elected and qualified - three of the nine director position terms had expired and were open for election. The nominees for these positions were Michal D. Cann; Jerry C. Chambers; and Marlen L. Knutson, who were each elected with the following vote totals:

	For	Against	Withheld
Michal D. Cann	4,721,050	0	25,587
Jerry C. Chambers	4,720,321	0	26,316
Marlen L. Knutson	4,716,372	0	30,265

The other six directors who continue in office are: Karl C. Krieg, III; Jay T. Lien; Robert B. Olson; Anthony B. Pickering; Alvin J. Sherman; and Edward J. Wallgren.

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

(b)     Reports on Form 8-K

During the quarter ended June 30, 2004, the Company filed two reports on Form 8-K. The first 8-K filed during the quarter announced the release of the Company’s first quarter 2004 earnings and the second quarter cash dividend and was filed on May 3, 2004. The second Form 8-K contained the Company’s press release announcing the Company’s intent to close WFG, and was filed on June 16, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 13, 2004	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: August 13, 2004	By	/s/ Phyllis A. Hawkins

Phyllis A. Hawkins Senior Vice President and Chief Financial Officer