Form 10-Q
period 2004-09-30
WASHINGTON BANKING CO
filed 2004-11-12
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 000-24503

WASHINGTON BANKING COMPANY

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1725825 (I.R.S. Employer Identification Number)

450 SW Bayshore Drive Oak Harbor, Washington (Address of principal executive offices)	98277 (Zip Code)

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
Yes [X]   No [  ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [  ]   No [X]

The number of shares of the issuer’s Common Stock outstanding at November 12, 2004 was 5,419,802.

PART I

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Financial Condition
September 30, 2004 and December 31, 2003 (unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2004	2003
Assets
Cash and due from banks	$20,047	$15,454
($488 and $1,138, respectively, are restricted)
Interest-earning deposits	719	356
Federal funds sold	31,950	4,795

Total cash, restricted cash, and cash equivalents	52,716	20,605
Investment securities available for sale	19,069	15,421
Investment securities held to maturity	—	14,745

Total investment securities	19,069	30,166
Subsidiary investment	307	—
Federal Home Loan Bank stock	2,160	2,280
Loans held for sale	5,596	8,251
Loans receivable	552,128	499,919
Allowance for loan losses	(7,506)	(6,116)

Total loans, net	550,218	502,054
Premises and equipment, net	20,636	19,814
Bank owned life insurance	10,113	—
Other assets	7,811	6,822

Total assets	$663,030	$581,741

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$83,393	$75,756
Interest-bearing	291,054	238,180
Time deposits	214,513	187,561

Total deposits	588,960	501,497
Other borrowed funds	7,500	17,500
Junior subordinated debentures	15,007	—
Trust preferred securities	—	15,000
Other liabilities	3,682	3,384

Total liabilities	615,149	537,381
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 5,413,161 and 5,357,880 shares at September 30, 2004 and December 31, 2003, respectively	31,308	31,125
Retained earnings	16,341	13,273
Accumulated other comprehensive income (loss), net	232	(38)

Total shareholders’ equity	47,881	44,360

Total liabilities and shareholders’ equity	$663,030	$581,741

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Income
Three and Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$9,788	$9,031	$27,898	$26,357
Interest on taxable investment securities	77	74	264	215
Interest on tax-exempt investment securities	92	165	394	500
Other	62	95	155	313

Total interest income	10,019	9,365	28,711	27,385
Interest expense:
Interest on deposits	1,967	1,796	5,634	5,696
Interest on other borrowings	93	155	340	465
Interest on junior subordinated debentures	201	—	565	—
Interest on trust preferred securities	—	182	—	560

Total interest expense	2,261	2,133	6,539	6,721

Net interest income	7,758	7,232	22,172	20,664
Provision for loan losses	(725)	(838)	(2,325)	(2,438)

Net interest income after provision for loan losses	7,033	6,394	19,847	18,226
Noninterest income:
Service charges and fees	740	482	2,257	1,476
Gain on sale of securities	—	—	144	—
Gain on sale of loans	315	650	939	1,612
Secondary market fees	19	75	73	208
ATM income	165	117	445	333
Other	288	118	538	385

Total noninterest income	1,527	1,442	4,396	4,014
Noninterest expense:
Salaries and benefits	3,418	3,122	10,324	9,158
Occupancy	945	914	2,907	2,625
Office supplies and printing	161	149	477	477
Data processing	131	123	373	345
Consulting and professional fees	280	204	583	409
Other	854	791	2,736	2,497

Total noninterest expense	5,789	5,303	17,400	15,511

Income before income taxes	2,771	2,533	6,843	6,729
Provision for income taxes	(915)	(869)	(2,277)	(2,324)

Income from continuing operations	1,856	1,664	4,566	4,405
Income (loss) from discontinued operations, net of tax of $0, $50, $238 and ($26) for the three and nine months ended September 30, 2004 and 2003, respectively.	—	86	(370)	5

Net income	$1,856	$1,750	$4,196	$4,410

(Continued)

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income
Three and Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income (loss) per common share
Basic
Continuing operations	$0.34	$0.31	$0.85	$0.83
Discontinued operations	—	0.02	(0.07)	—

Net income per share, basic	$0.34	$0.33	$0.78	$0.83

Diluted
Continuing operations	$0.33	$0.30	$0.82	$0.80
Discontinued operations	—	0.01	(0.07)	—

Net income per share, diluted	$0.33	$0.31	$0.75	$0.80

Average number of shares outstanding, basic	5,410,583	5,354,835	5,403,142	5,336,846
Average number of shares outstanding, diluted	5,602,817	5,574,219	5,601,857	5,538,321

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars and shares in thousands, except per share data)

				Accumulated
				other
	Common stock		Retained	comprehensive income	Total shareholders’
	Shares	Amount	earnings	(loss), net	equity
Balances at December 31, 2002	4,541	$21,025	$18,363	$44	$39,432
Comprehensive income:
Net income	—	—	4,410	—	4,410
Net change in unrealized gain (loss) on securities available for sale, net of tax of $(43)	—	—	—	(81)	(81)

Total comprehensive income (1)					4,329
Cash dividend, $0.18 per share (2)	—	—	(977)	—	(977)
Stock option compensation	—	17	—	—	17
Stock options exercised	115	311	—	—	311

Balances at September 30, 2003	4,656	$21,353	$21,796	$(37)	$43,112

Balances at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360
Comprehensive income:
Net income	—	—	4,196	—	4,196
Net change in unrealized gain (loss) on securities available for sale, net of tax of $(147)	—	—	—	367	367
Less adjustment for gains included in net income, net of income tax of $47	—	—	—	(97)	(97)

Total comprehensive income (1)					4,466
Cash dividend, $0.2175 per share	—	—	(1,128)	—	(1,128)
Stock option compensation	—	17	—	—	17
Stock options exercised	55	166	—	—	166

Balances at September 30, 2004	5,413	$31,308	$16,341	$232	$47,881

(1)	Comprehensive income for the three months ended September 30, 2004 and 2003 was $1,985 and $1,671, respectively.

(2)	Per share data adjusted to reflect the 15% stock dividend distributed February 26, 2004.

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
Cash flows from operating activities:
Net income from continuing operations	$4,566	$4,405
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(64)	(94)
Deferred income tax benefit	(5)	(6)
Amortization (accretion) of investment premiums, net	37	(3)
Net increase in subsidiary investment	(300)	—
Earnings on bank owned life insurance	(113)	—
Provision for loan losses	2,325	2,438
Net (increase) decrease in loans held for sale	2,655	(5,693)
Depreciation of premises and equipment	1,288	1,175
Net gain on sale of securities	(144)	—
Net (gain)loss on sale of other real estate, premises and equipment	193	(12)
Net increase in other assets	(177)	(1,365)
Stock option compensation	17	17
Net decrease in other liabilities	298	182

Net cash provided by continuing operating activities	10,576	1,044
Net income (loss) from discontinued operations	(370)	5

Net cash provided by operating activities	10,206	1,049

Cash flows from investing activities:
Purchases of investment securities available for sale	—	(14,500)
Maturities/calls of investment securities available for sale	5,185	6,500
Principal payments on mortgage-backed securities	162	1,912
Sale of investment securities, available for sale	5,799	—
Purchases of investment securities, held to maturity	—	(1,870)
Maturities/calls of investment securities held to maturity	475	875
Purchase of bank-owned life insurance	(10,000)	—
FHLB stock redemptions	184	—
Net increase in loans	(54,354)	(50,842)
Purchases of premises and equipment	(2,347)	(2,796)
Proceeds from the sale of other real estate owned and premises and equipment	300	664

Net cash used in investing activities	(54,596)	(60,057)

Cash flows from financing activities:
Net increase in deposits	87,463	47,910
Net decrease in other borrowed funds	(5,000)	—
Net decrease in federal funds purchased	(5,000)	—
Dividends paid on common stock	(1,128)	(977)
Proceeds from stock options exercised	166	311

Net cash provided by financing activities	76,501	47,244

Net increase (decrease) in cash and cash equivalents	32,111	(11,764)
Cash and cash equivalents at beginning of period	20,605	55,887

Cash and cash equivalents at end of period	$52,716	$44,123

(Continued)

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30
	2004	2003
Supplemental information:
Loans foreclosed and transferred to other real estate owned	$1,210	$557
Loans made on bank-owned property sold	—	94
Cash paid for interest	6,407	6,921
Cash paid for income taxes	2,105	2,191
Transfer of investments from HTM to AFS	14,260	—

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

     (a) Description of Business

Washington Banking Company (“WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2004, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary and Washington Banking Capital Trust I (the “Trust”). On May 26, 2004, WBCO announced plans to close its wholesale lending subsidiary, Washington Funding Group, Inc. (“WFG”) effective June 30, 2004. WFG was formed in January 2003 for the purpose of expanding the Bank’s wholesale mortgage real estate lending platform. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s operations. Although the wholesale business enhanced the Company’s noninterest income during 2003, the operation of those offices did not provide a satisfactory financial return.

The business of the Bank, WBCO’s principal subsidiary, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

The Trust, a non-consolidated subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO.

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

     (b) Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and two of its subsidiaries, WIB and WFG, (together, the “Company”). The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2003 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2004. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

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
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

     (d) Reclassifications

Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2004 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

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

(2) Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Weighted average shares-basic	5,410,583	5,354,835	5,403,142	5,336,846
Effect of dilutive securities: stock options	192,234	219,384	198,715	201,475

Weighted average shares-diluted	5,602,817	5,574,219	5,601,857	5,538,321

On February 26, 2004, the Company issued a 15% stock dividend to shareholders of record as of February 10, 2004. On October 24, 2002, the Company issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividends. At September 30, 2004 and 2003, there were options to purchase 360,962 and 419,507 shares of common stock outstanding, respectively. For the three and nine months ended September 30, 2004 and 2003 no shares were antidilutive and therefore all were included in the computation of diluted net income per share.

(3) Trust Preferred Securities

Washington Banking Capital Trust I (the “Trust”), a wholly-owned non-consolidated subsidiary of WBCO, is a statutory business trust created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued to WBCO. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on the Three-Month LIBOR plus 3.65%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements. Accordingly, the junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures will be the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. Prior to FIN 46R, the Trust was a consolidated subsidiary of the Company. As a result of the adoption of FIN 46R, the Company deconsolidated the special purpose trust, as the Company is not considered to be the primary beneficiary under this accounting interpretation. Accordingly, on the Company’s Consolidated Statements of Financial Condition, the trust preferred securities that were issued by the Trust have been replaced by the junior subordinated debentures issued to the Trust by WBCO.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

The following table sets forth the financial data pertaining to the previously consolidated special purpose trust:

	Aggregate	Aggregate
	liquidation amount	liquidation amount
	of trust preferred	of common	Aggregate principal	Stated maturity of	Per annum interest
Name of trust	securities	securities	amount of notes	notes	rate of notes	Redemption option
Washington Banking Capital Trust I	$15,000	$464	$15,464	2032	4.94%	On or after June 27, 2007

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

The following table sets forth the reconciliation of pro forma net income and pro forma earnings per share:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2004	2003	2004	2003
Net income, as reported	$1,856	$1,750	$4,196	$4,410
Stock compensation recognized	6	6	17	17
Additional compensation for fair value of stock options	(22)	(22)	(67)	(67)

Pro forma net income	$1,840	$1,734	$4,146	$4,360

Basic earnings per share:
As reported
Income from continuing operations	$0.34	$0.31	$0.85	$0.83
Income (loss) from discontinued operations	—	0.02	(0.07)	—

Net Income	$0.34	$0.33	$0.78	$0.83

Pro forma
Income from continuing operations	$0.34	$0.30	$0.84	$0.82
Income (loss) from discontinued operations	—	0.02	(0.07)	—

Net Income	$0.34	$0.32	$0.77	$0.82

Diluted earnings per share:
As reported
Income from continuing operations	$0.33	$0.30	$0.82	$0.80
Income (loss) from discontinued operations	—	0.01	(0.07)	—

Net Income	$0.33	$0.31	$0.75	$0.80

Pro forma
Income from continuing operations	$0.33	$0.30	$0.81	$0.79
Income (loss) from discontinued operations	—	0.01	(0.07)	—

Net Income	$0.33	$0.31	$0.74	$0.79

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2004 and 2003 (unaudited)
(Dollars in thousands, except per share data)

(5) Subsequent Event

On October 21, 2004, the Board of Directors declared a cash dividend of $0.0725 per share to shareholders of record as of November 8, 2004, which is payable on November 24, 2004.

(6) Commitments

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2004. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2004.

As of September 30, 2004 the commitments under these agreements were as follows:

                   Standby letters of credit and financial guarantees $220

At September 30, 2004, the Company is the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at September 30, 2004.

(7) Closing of Subsidiary

The Company closed its Washington Funding Group, Inc. (“WFG”) subsidiary effective June 30, 2004. The subsidiary provided a loan funding source for mortgage loan brokers, primarily in Washington, Oregon and Idaho. Business in process was transferred to the Bank’s Burlington, WA office.

WFG was formed in January 2003 and began operations in April 2003 as a way to expand services and grow revenues. It provided a loan funding source for mortgage brokers. While gain on sale of loans enhanced noninterest income for the third quarter last year, WFG continued to have a negative impact on WBCO’s earnings in spite of efforts to improve WFG’s performance. Whidbey Island Bank will continue to offer retail mortgages and wholesale mortgage funding to brokers as it did before WFG was established.

(8) Investment Securities

Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method. The Company transferred its held-to-maturity municipal security portfolio of $14,300 to available-for-sale investments in the second quarter of 2004. Available-for-sale investments are recorded at market value and this transfer caused an increase in accumulated other comprehensive income of $272.

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

Overview

Washington Banking Company (“WBCO” or the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank” or “WIB”) and Washington Banking Capital Trust I (the “Trust”); and one discontinued subsidiary, Washington Funding Group, Inc. (“WFG”). The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and it is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank also provides a wide range of deposit services, insured by the Federal Deposit Insurance Corporation (the “FDIC”), for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment products and services, which are not FDIC insured. These programs are provided through the investment advisory company Elliott Cove Capital Management LLC, DFC Services & DFC Insurance Services. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences in selecting investment portfolios or insurance products. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account. Prior to the Bank’s affiliation with Elliott Cove, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc. The Bank’s subsidiary was dissolved in 2004.

The Bank’s primary market area is located in northwestern Washington State between Seattle and the Canadian border. Its geographical expansion to date has been concentrated along the I-5 corridor from Snohomish to Whatcom counties, however, additional areas will be considered if they meet the Company’s criteria.

The Trust, a non-consolidated subsidiary, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

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

The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to enhancing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. Management recognizes that growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel, and that earnings may be negatively affected. The Company’s primary long-term objectives are to improve profitability and operating efficiencies, to increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.

Financial Condition

Total Assets. Total assets grew to $663.0 million at September 30, 2004 from $581.7 million at December 31, 2003, an increase of 14.0%. This increase resulted mainly from growth in the loan portfolio and the investment in bank owned life insurance (“BOLI”), which was funded by deposit growth and the sale of investment securities.

Total Loans. Total loans were $557.7 million at September 30, 2004, an increase of 9.8% from $508.2 million at December 31, 2003. During the quarter, the Company sold $10.0 million of indirect consumer loans. The Company increased its allowance for loan losses to $7.5 million at September 30, 2004 representing 1.36% of loans (excluding loans held for sale), from $6.1 million or 1.22% of loans (excluding loans held for sale) at December 31, 2003. The allowance was increased to keep pace with loan growth and prospective losses inherent in the loan portfolio, while remaining conservative and maintaining adequate coverage.

Total Investment Securities. Total investment securities were $19.1 million and $30.2 million at September 30, 2004 and December 31, 2003, respectively. The decrease of 36.8% was a result of the sale and maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand and purchase of a BOLI investment.

Premises and Equipment. Premises and equipment, net of depreciation, were $20.6 million at September 30, 2004 and $19.8 million at December 31, 2003. The Company purchased a building located in Oak Harbor, WA for the purpose of consolidating its back room operating functions. This consolidation has resulted in two surplus commercial properties available for sale. The carrying value of the combined properties is approximately $873,000, and the Company anticipates a nominal gain following the sale of the properties.

The Company has continued its expansion strategy by opening a new grocery store branch in Arlington, WA; leasing space for a future branch site in Friday Harbor, WA; and leasing additional office space in Bellingham, WA.

Other Assets. During the second quarter of 2004, the Bank made a $10.0 million investment in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary.

Noninterest income is generated tax-free from the increase in the policies’ underlying investments made by the insurance company. WIB is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

Deposits. Deposits grew 17.4% to $589.0 million at September 30, 2004 from $501.5 million at December 31, 2003. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Management attributes the Company’s successful deposit growth to its on-going cross-sales efforts, periodic deposit promotions, strategic planning and other means. In addition, many customers continue to seek the security of FDIC-insured deposit vehicles in contrast to the potential volatility of the investment market.

For the quarter ended September 30, 2004, average noninterest-bearing deposits decreased 1.7% from the third quarter 2003, while average interest-bearing deposits increased 13.5% for the same period. Average interest demand and money market deposits represented 45.89% of total average interest-bearing deposits at September 30, 2004 compared to 46.58% a year ago.

Average savings deposits and average CDs represented 10.36% and 43.76%, respectively, of total average interest-bearing deposits at September 30, 2004 compared to 8.86% and 44.56%, respectively, a year ago. All interest- bearing deposit product averages increased during the third quarter of 2004 as management focused on establishing customer relationships and attracting deposits.

Shareholders’ Equity. The Company’s shareholders’ equity increased 7.9% to $47.9 million at September 30, 2004 from $44.4 million at December 31, 2003. The increase reflects earnings, proceeds from stock options exercised, stock option compensation and an increase in unrealized gain on available-for-sale securities, net of tax, offset by the payment of cash dividends during the first nine months of 2004.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended September 30, 2004			Three Months Ended September 30, 2003
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield (1)	balance	earned/paid	yield (1)
Assets
Loans (2)	$557,911	$9,788	7.02%	$492,789	$9,031	7.33%
Federal funds sold	9,308	35	1.50%	26,694	65	0.97%
Interest-earning cash	596	2	1.34%	689	1	0.58%
Investments:
Taxable	13,166	102	3.10%	12,715	103	3.24%
Non-taxable (3)	8,273	123	5.95%	14,213	222	6.25%

Interest-earning assets	589,254	10,050	6.82%	547,100	9,422	6.89%
Noninterest-earning assets	51,228			36,688

Total assets	$640,482			$583,788

Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$222,840	$422	0.76%	$199,273	$397	0.80%
Savings	50,296	100	0.80%	37,907	74	0.78%
CDs	212,503	1,445	2.72%	190,615	1,325	2.78%

Interest-bearing deposits	485,639	1,967	1.62%	427,795	1,796	1.68%
Federal funds purchased	2,244	9	1.60%	—	—	—
Junior subordinated debentures	15,007	201	5.36%	—	—	—
Trust preferred securities	—	—	—	14,674	182	4.96%
Other interest-bearing liabilities	7,577	84	4.43%	15,107	155	4.10%

Interest-bearing liabilities	510,467	2,261	1.77%	457,576	2,133	1.86%
Noninterest-bearing deposits	80,085			81,482
Other noninterest-bearing liabilities	3,333			3,372

Total liabilities	593,885			542,430
Shareholders’ equity	46,597			41,358

Total liabilities and shareholders’ equity	$640,482			$583,788

Net interest income (3)		$7,789			$7,289

Net interest spread (1)			5.05%			5.03%

Net interest margin (1)			5.29%			5.33%

(1)	Annualized

(2)	Includes loan fees of $400 and $406 for the three months ended September 30, 2004 and 2003, respectively.

(3)	Interest income on non-taxable investments is presented on a fully taxable-equivalent basis using the federal statutory rate of 34%.

These adjustments were $31 and $57 for the three months ended September 30, 2004 and 2003, respectively.

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

Net Income. Net income for the third quarter of 2004 increased 6.1% to $1.9 million or $0.33 per diluted share as compared to $1.8 million, or $0.31 per diluted share for the third quarter of 2003. During the third quarter of 2004, the increased loan volumes and the rising rate environment contributed to the Company’s increased net interest margin as compared to the second quarter of 2004. Net income for the nine months ended September 30, 2004 decreased 4.9% to $4.2 million, or $0.75 per diluted share, from $4.4 million, or $0.80 per diluted share, for the nine months ended September 30, 2003. The decrease was due largely to the increase in noninterest expense, the reduction in gain on sale of loans, and the operating losses and costs associated with closing the Washington Funding Group, Inc. subsidiary.

Income from continuing operations for the third quarter of 2004 increased 11.5% to $1.9 million from $1.7 million for the third quarter of 2003. The rising interest rate environment coupled with the income received from service charges contributed to the overall increase in net income.

Income from continuing operations for the nine months ended September 30, 2004 increased 3.7% to $4.6 million, from $4.4 million for the like period one year ago. The Company’s loss from discontinued operations, net of tax, for the nine month period in 2004 was ($370,000) from income of $5,000 for the like period one year earlier.

Net Interest Income. Net interest income for the third quarter of 2004 increased 7.3% to $7.8 million from $7.2 million for the third quarter of 2003. For the first nine months of 2004, net interest income increased 7.3% to $22.2 million from $20.7 million for the like period in 2003. The increase is largely due to interest income from higher loan rates and increased average loan volumes, combined with a decrease in the cost of funds.

Average interest-earning assets for the third quarter increased to $589.3 million at September 30, 2004, compared to $547.1 million at September 30, 2003, a growth of 7.7%, while the average yield on interest-earning assets decreased to 6.82% compared to 6.89% in third quarter of the prior year. The average yield on loans decreased to 7.02% for the quarter ended September 30, 2004 from 7.33% for the third quarter of 2003.

The average cost of interest-bearing liabilities decreased in the third quarter of 2004 to 1.77% from 1.86% for the quarter ended September 30, 2003. Average interest-bearing liabilities for the quarter increased to $510.5 million at September 30, 2004 compared to $457.6 million a year ago, a growth of 11.6%.

The overall result of these changes was an increase in the net interest spread to 5.05% for the quarter ended September 30, 2004 from 5.03% for the quarter ended September 30, 2003. Net interest margin (net interest income divided by average interest-earning assets) decreased to 5.29% in the third quarter of 2004 from 5.33% in the third quarter of 2003.

Noninterest Income. Noninterest income increased $85,000, or 5.9%, in the third quarter of 2004 compared to the like period in 2003. For the first nine months of 2004, noninterest income increased $382,000, or 9.5% compared to the like period in 2003. This increase was primarily due to an increase in service charges and fees on deposits in association with the Bank’s new overdraft product, Whidbey Overdraft Coverage and a gain on sale of securities offset by a decrease in gain on sale of loans.

In the past, selling single-family residential loans to the secondary market contributed significantly to the noninterest income, but slowing of mortgage activity caused a decrease in income from the gain on sale of loans.

Noninterest Expense. Noninterest expense increased $486,000 in the third quarter of 2004, or 9.2% from a year ago. Four major components of noninterest expense — employee compensation, occupancy, consulting and professional fees and other noninterest expense — increased 9.5%, 3.4%, 37.3% and 8.0%, respectively, for the quarter compared with the like period in 2003.

For the first nine months of 2004, noninterest expense rose to $17.4 million from $15.5 million one year ago, a 12.2% increase. Employee compensation, occupancy, consulting and professional fees and other noninterest expense increased 12.7%, 10.7%, 42.5% and 9.6%, respectively, compared with the like period in 2003.

The Company experienced a cost increase in employee benefits. Additionally, increased costs associated with insurance, operating fees and advertising have contributed to other noninterest expense, primarily as a result of the expansion of the Company. With the purchase of an office building in Oak Harbor, WA the Company expects to improve operating efficiencies by consolidating back office operations into one building.

The efficiency ratio (noninterest expense divided by the sum of net interest income plus noninterest income) was 62.35% for the third quarter 2004 compared to 61.14% for the like period in 2003. For the first nine months of 2004 and 2003, the efficiency ratio was 65.49% and 62.85%, respectively.

Income Taxes. For the third quarters of 2004 and 2003, the Company recorded an income tax provision of $915,000 and $869,000, respectively. The Company recorded an income tax provision of $2.3 million for the first nine months of 2004 and for the 2003 nine-month period. The overall effective tax rate was approximately 33% and 34% for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the overall effective tax rate was approximately 33% and 35%, respectively.

Lending Activities

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$81,703	14.7%	$87,371	17.2%
Real estate mortgages:
1 – 4 Family residential	46,081	8.3%	43,460	8.5%
Commercial	163,735	29.3%	133,539	26.3%

Total real estate mortgages	209,816	37.6%	176,999	34.8%
Real estate construction	94,137	16.9%	70,974	14.0%
Consumer	171,740	30.8%	172,406	34.0%

Subtotal	557,396	100.0%	507,750	100.0%

Less: allowance for loan losses	(7,506)		(6,116)

Deferred loan fees, net	328		420
Total loans, net	$550,218		$502,054

Total loans, net, were $550.2 million at September 30, 2004, representing a 9.6% increase from year-end 2003. The majority of the increase was in real estate mortgage and real estate construction loans, which increased 18.5% and 32.6%, respectively, at September 30, 2004 from year-end 2003. Included in real estate mortgages are loans originated and held for sale on the secondary market. At September 30, 2004, loans held for sale were $5.6 million as compared to $8.3 million at December 31, 2003, a decrease of 32.2%. The Company sold $10.0 million of indirect consumer loans during September 2004, which were included in Loans Held for Sale at June 30, 2004. The Company earned a net gain of $84,000 from the sale of those loans. Due to the liability sensitivity of our balance sheet, the Company opted to sell these fixed rate loans without recourse to increase liquidity for core lending activity. Of the remaining loans held for sale, all $5.6 million were originated by the Bank’s retail real estate division, compared to $3.8 million originated by WFG and $4.5 million originated from the Bank’s retail real estate division at December 31, 2003. The majority of the increase in real estate construction loans was due to residential construction, residential land development projects and a few large commercial construction loans.

The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect loans were $98.0 million, or 57.06% of the consumer loan portfolio and 17.57% of the total loan portfolio at September 30, 2004. At December 31, 2003, indirect loans were $105.6 million, or 61.27% of the consumer loan portfolio and 20.79% of the total loan portfolio.

Nonperforming Assets. The following table sets forth an analysis of the composition of the Company’s nonperforming assets:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Nonaccrual loans	$3,197	$4,158
Restructured loans	—	—

Total nonperforming loans	3,197	4,158
Other real estate owned	1,458	504

Total nonperforming assets	$4,655	$4,662

Impaired loans	$191	$2,563
Accruing loans past due ≥ 90 days	—	—
Potential problem loans	120	314
Allowance for loan losses	7,506	6,116
Nonperforming loans to loans (1)	0.58%	0.83%
Allowance for loan losses to loans (1)	1.36%	1.22%
Allowance for loan losses to nonperforming loans	234.78%	147.09%
Nonperforming assets to total assets	0.70%	0.80%

(1) Excludes loans held for sale

Nonperforming loans decreased to $3.2 million, or 0.58% of loans (excluding loans held for sale), at September 30, 2004 from $4.2 million, or 0.83% of loans (excluding loans held for sale), at December 31, 2003. The current allowance for loan losses of $7.5 million represents 234.78% of nonperforming loans as compared to 147.09% of nonperforming loans at December 31, 2003. The allowance for loan losses is 1.36% of loans (excluding loans held for sale) at September 30, 2004 as compared to 1.22% at December 31, 2003. Impaired loans were $191,000 at the end of the quarter. A loan in the amount of $2.6 million listed as impaired at December 2003 was removed from impaired status during the 2004 second quarter. The loan balance was significantly reduced and the credit is performing.

Provision and Allowance for Loan Losses. The Company recorded a $725,000 provision for loan losses for the third quarter of 2004, compared to $838,000 for the like period a year ago. Net loan charge-offs were $145,000 for the third quarter of 2004, compared with $443,000 for the like period last year.

The Company recorded $2.3 million and $2.4 million provisions for loan losses for the nine months ended September 30, 2004 and 2003, respectively. The Company recorded $935,000 in net loan charge-offs, representing 0.18% of average loans (excluding loans held for sale) during the first nine months of 2004, compared to $1.6 million or 0.36% for the like period in 2003.

Indirect loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company limits its indirect dealer loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.

The following table sets forth an analysis of the Company’s indirect and other net charge-offs to average loans:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2004	2003	2004	2003
Indirect net charge-offs	$(140)	$(234)	$(675)	$(682)
Other net charge-offs	(5)	(209)	(260)	(928)
Total net charge-offs	$(145)	$(443)	$(935)	$(1,610)

Average indirect loans	$103,515	$100,978	$104,633	$99,447
Average other loans (1)	449,039	366,616	426,961	352,630

Total average loans (1)	$552,554	$467,594	$531,594	$452,077

Indirect net charge-offs to average indirect loans(2)	0.54%	0.93%	0.86%	0.91%
Other net charge-offs to average other loans (1) (2)	0.00%	0.23%	0.08%	0.35%
Net charge-offs to average loans (1) (2)	0.10%	0.38%	0.23%	0.47%

(1)	Excludes loans held for sale

(2)	Net charge-offs are annualized

Net loan charge-offs attributed to indirect loans were $140,000, representing 83.33% of net consumer charge-offs during the third quarter of 2004, compared to $234,000 or 80.69% of net consumer charge-offs for the like period in 2003. For the nine months ended September 30, 2004, net charge-offs attributed to indirect dealer loans were $675,000, or 75.25% of net consumer charge-offs, as compared with $682,000, or 78.66%, for the like period in 2003.

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

The following table sets forth the changes in the Company’s allowance for loan losses. The provision is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2004	2003	2004	2003
Balance at beginning of period	$6,926	$5,947	$6,116	$5,514
Charge-offs:
Commercial	(41)	(276)	(240)	(798)
Real estate	(15)	—	(37)	(95)
Consumer	(247)	(377)	(1,189)	(1,099)

Total charge-offs	$(303)	$(653)	$(1,466)	$(1,992)
Recoveries:
Commercial	44	123	184	150
Real estate	36	—	54	—
Consumer	78	87	293	232

Total recoveries	$158	$210	$531	$382

Net charge-offs	(145)	(443)	(935)	(1,610)
Provision for loan losses	725	838	2,325	2,438

Balance at end of period	$7,506	$6,342	$7,506	$6,342

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

The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Three Months Ended September 30
	2004		2003
	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate
Interest-bearing demand and money market deposits	$222,840	0.76%	$199,273	0.80%
Savings deposits	50,296	0.80%	37,907	0.78%
CDs	212,503	2.72%	190,615	2.78%

Total interest-bearing deposits	485,639	1.62%	427,795	1.68%
Demand and other noninterest-bearing deposits	80,085		81,482

Total average deposits	$565,724		$509,277

Average balances in noninterest-bearing deposits decreased slightly by 1.7% in the third quarter of 2004 compared to the third quarter of 2003. For the same period, average balances in total interest-bearing deposits increased 13.5%, while the average rate decreased.

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

Deposits. Total deposits increased 17.4% to $589.0 million at September 30, 2004 from $501.5 million at December 31, 2003. Certificates of deposit are the only deposit group that has stated maturity dates. At September 30, 2004, the Company had $214.5 million in CDs, of which approximately $131.1 million, or 61.11%, are scheduled to mature within one year. Management anticipates that a sizable portion of outstanding CDs will renew upon maturity.

The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

Borrowings. At September 30, 2004 the Company had a line of credit with the FHLB of $99.2 million, of which $7.5 million was advanced in short-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $27.0 million at September 30, 2004.

Investments. The Company’s total portfolio of investment securities decreased 36.8% to $19.1 million at September 30, 2004 from $30.2 million at December 31, 2003. The Company transferred its held-to-maturity municipal security portfolio of $14.3 million to available-for-sale investments in the second quarter of 2004.

Available-for-sale investments are recorded at market value and this transfer caused an increase in accumulated other comprehensive income of $272,000. During the second quarter of 2004, $5.8 million of municipal security investments were sold to help reposition the Company’s liability sensitive balance sheet against the anticipation of a rising rate environment. The investment portfolio consists of government agency securities, pass-through securities, corporate securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity.

The following table summarizes the amortized cost and market value of securities in the Company’s portfolio by contractual maturity groups:

	September 30, 2004
	Amortized	Market
(Dollars in thousands)	Cost	value
Amounts maturing:
Within one year	$2,131	$2,149
One to five years	15,370	15,662
Six to ten years	705	754
Over ten years	504	504

Total	$18,710	$19,069

At September 30, 2004, the Company’s investment portfolio consisted of no held-to-maturity investments, as compared with $14.7 million, or 48.88% of the total portfolio at December 31, 2003. Available-for-sale securities, which are carried at market value, were $19.1 million, or 100.0% of the investment portfolio as compared with $15.4 million, or 51.12% at December 31, 2003. In the second quarter of 2004, the Company changed the designation of the municipal securities from held-to-maturity to available-for-sale. For liquidity purposes, the Company’s future security purchases will primarily be designated as available-for-sale.

Capital and Capital Ratios

The Company’s shareholders’ equity increased to $47.9 million at September 30, 2004 from $44.4 million at December 31, 2003. This increase is due to net income of $4.2 million, proceeds from stock options exercised in the amount of $166,000, stock option compensation of $17,000 and an increase in unrealized gain on available-for-sale securities, net of tax, of $270,000, offset by the payment of cash dividends of $1.1 million during the first nine months of 2004. Total assets increased to $663.0 million at September 30, 2004 from $581.7 million at December 31, 2003, an increase of 14.0%. Shareholders’ equity to total assets was 7.2% at September 30, 2004 compared to 7.6% at December 31, 2003.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company (on a consolidated basis) and the Bank qualified as “well-capitalized” at September 30, 2004 and December 31, 2003:

	FDIC Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2004	2003
Total risk-based capital ratio
Consolidated	8%	10%	11.43%	12.01%
Whidbey Island Bank	8%	10%	11.10%	11.69%
Tier 1 risk-based capital ratio
Consolidated	4%	6%	10.21%	10.85%
Whidbey Island Bank	4%	6%	9.87%	10.56%
Leverage ratio
Consolidated	4%	5%	9.78%	10.17%
Whidbey Island Bank	4%	5%	9.45%	9.89%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

The Company entered into an option to purchase agreement for a 70,000 square-foot property located in the Smokey Point / Arlington, WA area for the purpose of relocating the Smokey Point branch, which is currently in leased space.

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

Anticipated Future Performance

Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. In making the following statements, management has made a number of assumptions for the remainder of 2004 including that: (1) the interest rate environment will remain steady, (2) the current local economy will not be substantially altered, and (3) competition for commercial lending business will increase. If deposit rate repricing is required to maintain deposits or should rates increase more than expected, the net interest margin could be negatively impacted due to the Company’s current position of being slightly liability sensitive. Other unexpected changes, such as significant changes in the economy, substantial credit deterioration, or depositors moving sizeable amounts of their funds back into the stock market, could also affect the anticipated performance of the Company.

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

WBCO has identified long-term performance measurement targets. Management does not expect to attain these targets in the near-term, but rather measures its business plan progression against these long-term goals. The targets include a return on equity of 18%, an efficiency ratio in the mid-50% range, earnings per share growth of 10% per year, and dividend payouts of at least 8% annually.

Readers should not construe these statements as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on mortgage-related assets, cash flows and maturities of other investment securities, loan and deposit volumes, and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in market conditions and management strategies, among other factors. At September 30, 2004, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2003. Should rates increase, the Company could be negatively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2003 filed with the SEC on March 24, 2004.

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

WASHINGTON BANKING COMPANY

Date: November 12, 2004	By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Date: November 12, 2004	By	/s/ Richard A. Shields, Jr.

Richard A. Shields, Jr.
Senior Vice President and
Chief Financial Officer