Form 10-K
period 2004-12-31
WASHINGTON BANKING CO
filed 2005-03-25
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
[X]     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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
Common Stock, No Par Value
(Title of Class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     [X]
Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.     Yes [ ]     No [X]
The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2004 was approximately $71,847,131 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2004 of $14.81.
The number of shares of registrant’s Common Stock outstanding at March 14, 2005 was 5,441,577.
Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement dated March 25, 2005	Part III, except the reports of the audit and compensation committees

CROSS REFERENCE SHEET
Location in Definitive Proxy Statement
Items required by Form 10-K

Form 10-K		Definitive Proxy Statement

Part and
Item No.	Caption	Caption	Page

Part III
Item 10.	Directors and Executive Officers of the Registrant	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance	4, 17
Item 11.	Executive Compensation	Executive Compensation	9
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	Security Ownership of Certain Beneficial Owners and Management	3
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	17
Item 14.	Principal Accounting Fees and Services	Relationship with Independent Public Accountants	22

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
PART I
Item 1. Business
General
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary and Washington Banking Capital Trust I (the “Trust”). On May 26, 2004, WBCO announced plans to close its wholesale lending subsidiary, Washington Funding Group, Inc. (“WFG”) effective June 30, 2004. WFG was formed in January 2003 for the purpose of expanding the Bank’s wholesale mortgage real estate lending platform. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s operations. Although WFG’s income from the sale of loans enhanced the Company’s total revenues during 2003 and 2004, the operation of those offices did not provide a satisfactory financial return in either year.
At December 31, 2004, WBCO had total assets of $657.7 million, total deposits of $563.0 million and shareholders’ equity of $49.6 million. A more thorough discussion of the Company’s financial performance appears in this section under the headings “Lending Activities,” “Summary of Loan Loss Experiences,” and “Deposits,” and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning on page 17 of this report.
The Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. The Bank also offers nondeposit managed investment products and services, which are not FDIC insured. These programs are provided through the investment advisory companies Elliott Cove Capital Management LLC and DFC Services & DFC Insurance Services. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account.
The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt are the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.
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
The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.
Management believes that increasing the success of current branches and expanding into appropriate market places is an excellent way to build franchise value and increase business while managing up-front costs. WBCO’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that the Company offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management has heightened its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense. To deliver its products more effectively and efficiently, the Company’s market strategy is to locate offices in its targeted growth areas, supported by “satellite” units, i.e. loan production offices (“LPOs”), mini branches, grocery or retail store branches and/or automated teller machines (“ATMs”) where appropriate.
Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for a period of time after opening and management expects that earnings may be negatively affected in the short term.
Market Areas
The Company’s primary market area currently consists of Island, Skagit, Whatcom, Snohomish and San Juan counties. Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.
Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated by NAS Whidbey contribute significantly to the county’s economy. Other primary industries providing employment for county residents are: education;

health and social services; retail trade; and manufacturing. Due to its natural beauty, the county attracts tourism and has a number of retirement communities.
Skagit County’s economy is primarily comprised of agriculture, fishing, wood products, tourism, international trade, and specialized manufacturing. With its accessible ports and refineries, Skagit County is the center of the state’s petroleum industry.
Whatcom County, which borders Canada, experienced a 30% increase in population and saw considerable economic diversification during the 1990s. It is the home of Western Washington University, one of Washington’s largest four-year academic centers, and has an economy with a prominent manufacturing base, as well as a significant academic-research and vocational-technical base. The United States Customs and Border Patrol and municipal, county and state governments give Whatcom County an additional employment base.
Snohomish County also experienced a 30% increase in population during the latest decade. Employment growth peaked in 1998, just prior to a period of job reductions in the manufacturing sector. Job growth in other sectors (retail trade, services, construction and government) during the same timeframe helped to offset the effects of the manufacturing job losses on the county’s economy.
San Juan County experienced a 22% increase in population during the last 10 years with an economy predominantly comprised of retail trade, tourism, finance and insurance, and real estate services. The county is known for its beautiful locale, which attracts many visitors, and serves as a second home to an affluent sector of the population. In 2001, its per capita personal income ranked second in the state and was 128% of the national average.
While Washington State’s economy, and particularly that of the Puget Sound region, experienced strong growth during the 1990s, those economies slowed as the commercial airline and aerospace industries began to contract in the Puget Sound region. During 2003 and 2004, the Company’s market area continued to feel the effects of the country’s overall economic slowdown, which appeared to have been particularly pronounced in the Pacific Northwest, including unemployment levels above the national average. The large military bases located in the Company’s region had a positive economic impact. Although timing of a full economic recovery for Washington State is uncertain, it was steady, yet slow in 2004.
Competition
WBCO operates in a highly competitive banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other institutions, including nonbanking financial services companies.
Some of the Bank’s competitors are not subject to the same regulations as the Bank; they may have substantially higher lending limits, and may offer certain services that the Bank does not provide. Federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that the Company’s competitive efforts will continue to be successful.

Executive Officers of the Company
The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	56	President and Chief Executive Officer	1992
Phyllis A. Hawkins	56	Senior Vice President and Controller	1995
Richard A. Shields	45	Senior Vice President and Chief Financial Officer	2004
John L. Wagner	61	Executive Vice President and Chief Operating Officer	2004
Michal D. Cann. Mr. Cann, 56, has been the President and Chief Executive Officer of the Company since its inception in 1996, and the President and Chief Executive Officer of the Bank since 1993. Mr. Cann has been a director of the Bank since 1992 and served as Chairman of the Board of WFG for its duration. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.
Phyllis A. Hawkins. Ms. Hawkins, 56, is the Senior Vice President and Controller Officer of the Company and the Bank. Prior to becoming the Senior Vice President and Controller in 2004, Ms. Hawkins served as the Chief Financial Officer since 1996. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing since that time. Ms. Hawkins served as the chairperson for the Bank’s Asset/ Liability Management Committee and the Risk Management Committee through 2004.
Richard A. Shields. Mr. Shields, 45, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at a community bank that grew to over $3.9 billion in assets, both organically and through multiple acquisitions, from $320 million when he joined in 1998.
John L. Wagner. Mr. Wagner, 61, is the Executive Vice President and Chief Operating Officer of Whidbey Island Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2001, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.
Employees
The Company had 292 full time equivalent employees at February 28, 2005. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.
The Company’s principal subsidiary, Whidbey Island Bank, provides services through nineteen bank branches in five counties located in northwestern Washington. In addition to the President, the Bank has an established management team of senior executives, who are fully involved and responsible for the day-to-day business of the Bank.
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
The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards and have defined five capital tiers, the highest of which is “well-capitalized,” followed by “adequately-capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized”. As of December 31, 2004, the Company and the Bank met the criteria for being “well-capitalized.”
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
The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, including provisions of the Sarbanes Oxley Act of 2002.
USA Patriot Act of 2001. Under the USA Patriot Act of 2001 (“Patriot Act”), adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC-insured banks and commercial banks are required to increase their due diligence efforts for correspondent accounts and private banking customers. The Patriot Act requires the Bank to engage in additional record keeping or reporting, requiring identification of owners of accounts, or of the customers of foreign banks with accounts, and restricting or prohibiting certain correspondent accounts. While management believes that the Patriot Act may affect recordkeeping and reporting expenses to some degree, it does not believe that it will have a material adverse effect on the Company’s business and operations.
Effects of Governmental Monetary Policies
Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank’s loans, securities and other interest-earning assets and the interest paid on a bank’s deposits and other interest-bearing liabilities is the major source of a bank’s earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.
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
As part of the on-going strategy to manage the diversity in the portfolio, management sold $10.0 million of indirect loans in the third quarter of 2004. In analyzing its existing portfolio, the Company reviews its consumer and residential loan portfolios by risk rating and analyzes their performance as a pool of loans since no single loan is individually significant or judged by its risk rating size or potential risk of loss. Included in the consumer loan category are indirect dealer loans that may inherently carry more risk compared to other consumer loans. Management has taken steps to neutralize those possible risks with: experienced management; strict policies; parameters and procedures; and an established conservative loan grading system. The dealer clients are concentrated within the Company’s trade area and are well known to dealer division management. The graded loan mix is monitored to achieve an average loan portfolio quality rating in the “B” to “B+” range, with “A” being the highest rating category.
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
Loan Portfolio Composition. The Company provides a broad array of loan products to small- and medium-sized businesses and to individuals. The Company’s loan portfolio composition (excluding loans held for sale) was comprised of commercial, real estate and consumer loans, at 14.0%, 56.1% and 29.9%, respectively, of the loan portfolio at December 31, 2004. Management attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Although management continues to seek a balanced portfolio, the ever-changing market and economic conditions may warrant a different mix. Seasonal trends, geographic expansion and increased average loan size have resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community. As of December 31, 2004, there were no borrowing relationships that equaled or exceeded 10% of the Bank’s total loans.

The following table sets forth the Company’s loan portfolio composition by type of loan:

	December 31

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$80,927	14.0%	$87,371	17.5%	$91,816	21.4%	$109,867	29.3%	$105,410	34.8%
Real estate mortgages:
One-to-four family residential(1)	46,242	8.0%	35,209	7.0%	40,177	9.3%	40,136	10.7%	31,766	10.5%
Commercial	173,280	29.9%	133,539	26.7%	94,404	22.0%	65,782	17.6%	39,300	13.0%

Total real estate mortgages	219,522	37.9%	168,748	33.8%	134,581	31.3%	105,918	28.3%	71,066	23.5%
Real estate construction	105,940	18.2%	70,974	14.2%	40,112	9.3%	26,917	7.2%	28,036	9.3%
Consumer	173,216	29.9%	172,406	34.5%	163,368	38.0%	132,067	35.2%	98,172	32.4%

Subtotal	579,605	100.0%	499,499	100.0%	429,877	100.0%	374,769	100.0%	302,684	100.0%

Less: allowance for loan losses	(7,903)		(6,116)		(5,514)		(4,308)		(2,664)
Deferred loan fees, net	375		420		197		23		(22)

Loans, net	$572,077		$493,803		$424,560		$370,484		$299,998

(1)	Excludes loans held for sale.
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
Real Estate Loans. Real estate loans are made for purchasing, constructing and refinancing one-to-four family, multi-family and commercial properties. The Company offers fixed and adjustable rate options.
Residential Mortgages.  The Company’s portfolio of residential mortgage loans is secured by properties primarily located within the Company’s market area. The Company originates residential loans for sale in the secondary market. Secondary market loans are either originated in the name of a third party or originated in the name of the Company and then sold to secondary market investors. The Company sells these servicing-released loans for a fee.
During the year ended December 31, 2004, the Company’s total gross loan originations of residential loans for the account of third parties were $8.7 million, compared with $16.8 million and $14.8 million, respectively, for the years ended December 31, 2003 and 2002. During the years ended December 31, 2004, 2003 and 2002 the Company originated and funded $113.9 million, $397.4 million and $102.7 million, respectively, in loans that were sold in the secondary market.
The Company has been approved to sell conforming residential mortgages to the Federal Home Loan Mortgage Corporation (“Freddie Mac”) and Federal National Mortgage Association (“Fannie Mae”). This provides access to long-term conventional real estate loans for the Company’s customers. Currently, the Company sells loans, servicing released, to secondary market investors.
Multi-Family and Commercial Real Estate Loans.  The Company has made, and anticipates continuing to make, on a selective basis, multi-family and commercial real estate loans. This lending has involved loans secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space. Generally, in underwriting commercial real estate loans, the Company requires the personal guaranty of borrowers and a minimum cash flow to debt service ratio of 1.25 to 1. Loans secured by multi-family and commercial real estate may be greater in amount and involve a greater degree of risk than one-to-four family residential mortgage loans. Payments on such loans are often dependent on successful business management operations.
Construction Loans.  The Company originates one-to-four family residential construction loans for the construction of custom homes (where the homebuyer is the borrower) and provides financing to builders for the construction of pre-sold homes and speculative residential construction. Speculative residential lending amounted to $16.4 million, or 15.4% of the total construction loan portfolio at December 31, 2004, compared to $11.6 million, or 16.3%, and $10.2 million, or 25.5%, at December 31, 2003 and 2002, respectively. The average loan size was approximately $238,000 in 2004 compared to $209,000 in 2003 and $208,000 in 2002. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions. The Company also makes commercial real estate construction loans, generally for owner-occupied properties. The Company further endeavors to limit its construction lending risk through adherence to established underwriting procedures. Also, it is the Company’s policy to require documentation of all draw requests and to use loan officers and/or third parties to inspect the project prior to paying any draw requests from the builder. With few exceptions, the Company requires personal guarantees and secondary sources of repayment on construction loans.
Consumer Loans.  Consumer loans made by the Company include automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans. Consumer loans generally can carry significantly greater risks than other loans, even if secured, if the collateral consists of rapidly depreciating assets such as automobiles and equipment. Repossessed collateral securing a defaulted consumer loan may not provide an adequate source of repayment of the loan. Consumer loan collections are sensitive to job loss, illness and other personal factors. The Company attempts to manage the risks inherent in consumer lending by following established credit guidelines and underwriting practices designed to minimize risk of loss. Consumer loans increased $810,000, to $173.2 million, at December 31, 2004 from the prior year, an increase of 0.5%, representing 29.9% and 34.5% of the total loan portfolio at December 31, 2004 and 2003, respectively.
The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. At December 31, 2004, $97.9 million, or 56.5%, of the Company’s consumer loan portfolio consisted of indirect loans compared to $105.6 million, or 61.3% in 2003 and $94.2 million, or 57.6%, in 2002. Indirect loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans.
While indirect auto lending through local dealers remains a component of the Company’s business, management anticipates selling off a portion of its indirect loan production going forward in an effort to limit exposure. As the total loan portfolio continues to grow, the Company expects indirect loans will decrease as a percentage of total loans, but remain fairly constant in dollars.
Credit Cards.  The Company offers VISA credit cards to its customers. At December 31, 2004, 2003 and 2002, $2.3 million, $2.0 million and $1.9 million, respectively, of credit card balances were outstanding. These balances represented 1.3%, 1.2% and 1.2% of the Company’s consumer loan portfolio, respectively, for those periods and 0.4% of the total loan portfolio, for each period. At December 31, 2004, approximately $13,000 or 0.6% of outstanding credit card balances were past due, as compared to $40,000 or 2.0% at December 31, 2003 and $43,000 or 2.2% at December 31, 2002.
SBA Loans.  The Company also provides loans through the U.S. Small Business Administration (“SBA”), an independent agency of the federal government, which guarantees up to 85% of the loan amount. SBA loans are generally made to small- and medium-sized businesses. Once the SBA loan has been funded, the Company has followed a practice of selling the guaranteed portions of SBA loans in the secondary market. The guaranteed portions of these loans are generally sold at a premium. At

December 31, 2004, the Company had outstanding $7.3 million, or 1.3% of its loan portfolio, in SBA loans.
Foreign Loans. The Company is not involved with loans to foreign companies or in foreign countries.
Maturities and Sensitivities of Loans to Changes in Interest Rates. The following table sets forth at December 31, 2004 (1) the aggregate maturities of commercial and real estate construction loans and (2) the aggregate amounts of variable- and fixed-rate commercial and real estate construction loans:

	Maturing

	Within 1 year	1–5 years	After 5 years	Total
(Dollars in thousands)
Commercial	$28,236	$29,103	$23,588	$80,927
Real estate construction:
One-to-four family residential	45,389	17,985	1,816	65,190
Commercial	30,681	3,619	6,450	40,750

Total real estate construction	76,070	21,604	8,266	105,940

Total	$104,306	$50,707	$31,854	$186,867

Fixed-rate loans	$23,787	$24,672	$2,592	$51,051
Variable-rate loans	80,519	26,035	29,262	135,816

Total	$104,306	$50,707	$31,854	$186,867

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
Nonperforming Assets. The following table sets forth information with respect to the Company’s nonaccrual loans, restructured loans, total nonperforming loans (nonaccrual loans plus restructured loans) and total nonperforming assets:

	December 31

	2004	2003	2002	2001	2000
(Dollars in thousands)
Nonaccrual loans	$2,812	$4,158	$3,222	$2,094	$1,152
Restructured loans	—	—	—	—	77

Total nonperforming loans	2,812	4,158	3,222	2,094	1,229
Other real estate owned	1,222	504	592	473	124

Total nonperforming assets	$4,034	$4,662	$3,814	$2,567	$1,353

Impaired loans	$605	$2,563	$—	$—	$—
Potential problem loans	356	314	—	—	—
Accruing loans past due≥ 90 days	—	—	—	—	—
Allowance for loan losses	7,903	6,116	5,514	4,308	2,664
Interest foregone on nonaccrual loans	204	224	220	109	171

Nonperforming loans to loans(1)	0.48%	0.83%	0.75%	0.56%	0.41%
Allowance for loan losses to loans(1)	1.36%	1.22%	1.28%	1.15%	0.88%
Allowance for loan losses to nonperforming loans	281.05%	147.09%	171.14%	205.73%	216.76%
Allowance for loan losses to nonperforming assets	195.91%	131.19%	144.57%	167.82%	196.90%
Nonperforming assets to total assets	0.61%	0.80%	0.71%	0.59%	0.37%

(1)	Excludes loans held for sale.
The Company’s consolidated financial statements are prepared on the accrual basis of accounting, including the recognition of interest income on its loan portfolio, unless a loan is placed on nonaccrual status. Loans are placed on nonaccrual status when there are serious doubts about the collectibility of principal or interest. When a loan is placed on nonaccrual status, the accrued interest is reversed and charged against interest income. Generally, the Company’s policy is to place a loan on nonaccrual status when the loan becomes 90 days past due. Amounts received on nonaccrual loans generally are applied first to principal and then to interest, only after all principal has been collected. Restructured loans are those for which concessions, including the reduction of interest rates below a rate otherwise available to that borrower or the deferral of interest or principal, have been granted due to the borrower’s weakened financial condition. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Potential problem loans are loans which are currently performing and are not included in nonaccrual or restructured loans, but about which there are serious doubts as to the borrower’s ability to comply with present repayment terms and, therefore, may be included later in nonaccrual, past due or restructured loans. These loans are considered by management in assessing the adequacy of the allowance for loan losses.
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
Other real estate owned consists of properties owned by the Bank through foreclosure or other legal action and is shown at fair market value after any potential liquidation expense. Management considers the properties to be readily marketable.
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
Potential problem loans at December 31, 2004 amounted to approximately $356,000. These are defined as loans and commitments not included in the basic nonperforming loan categories or in the 90 days past due and still accruing interest category, but which management, through normal internal credit review procedures, has determined that there is sufficient information regarding possible credit problems that could cause the borrowers future difficulties in complying with present loan repayment terms.
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
The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

1.	General valuation allowance consistent with SFAS No. 5, “Accounting for Contingencies.”

2.	Criticized/ classified loss reserves on specific relationships.

3.	Specific allowances for identified problem loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.”

4.	Historical loss experience of the loan portfolio.

5.	Portfolio mix by loan type.

While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio may require continued increases in the provisions to the allowance for loan losses during the year 2005. Based on management’s assessment of loan quality, the Company believes that the current level of the allowance is appropriate under current circumstances and economic conditions.
Allocation of Loan Loss Allowance. The following table shows the allocation of the allowance for loan losses. The allocation is based on an evaluation of defined loan problems, historical ratios of loan losses and other factors that may affect future loan losses in the categories of loans shown:

	December 31

	2004		2003		2002		2001		2000

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$772	14.0%	$799	17.5%	$842	21.4%	$958	29.3%	$751	34.8%
Real estate mortgage	2,352	37.9%	1,762	33.8%	1,297	31.3%	889	28.3%	448	23.5%
Real estate construction	1,399	18.2%	912	14.2%	450	9.3%	374	7.2%	266	9.3%
Consumer	2,449	29.9%	2,415	34.5%	2,209	38.0%	1,693	35.2%	997	32.4%
Unallocated	931	N/A	228	N/A	716	N/A	394	N/A	202	N/A

Total	$7,903	100.0%	$6,116	100.0%	$5,514	100.0%	$4,308	100.0%	$2,664	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
The following table sets forth information regarding changes in the Company’s allowance for loan losses:

	Years Ended December 31

	2004	2003	2002	2001	2000
(Dollars in thousands)
Balance at beginning of period	$6,116	$5,514	$4,308	$2,664	$2,182
Charge-offs:
Commercial	(467)	(1,293)	(1,689)	(357)	(659)
Real estate(1)	(206)	(177)	(67)	(196)	(16)
Consumer	(1,668)	(1,725)	(1,286)	(854)	(469)

Total charge-offs	(2,341)	(3,195)	(3,042)	(1,407)	(1,144)

Recoveries:
Commercial	184	208	103	119	5
Real estate	79	—	—	6	—
Consumer	365	389	279	146	95

Total recoveries	628	597	382	271	100

Net charge-offs	(1,713)	(2,598)	(2,660)	(1,136)	(1,044)
Provision for loan losses	3,500	3,200	3,866	2,780	1,526

Balance at end of period	$7,903	$6,116	$5,514	$4,308	$2,664

(1)	Excludes loans held for sale.

The following table sets forth information regarding the Company’s net charge-offs to average loans:

	Years Ended December 31

	2004	2003	2002	2001	2000
(Dollars in thousands)
Indirect net charge-offs	$(926)	$(1,055)	$(749)	$(329)	$(231)
Other net charge-offs	(787)	(1,543)	(1,911)	(807)	(813)

Total net charge-offs	$(1,713)	$(2,598)	$(2,660)	$(1,136)	$(1,044)

Average indirect loans	$103,278	$100,684	$86,181	$60,423	$39,839
Average other loans(1)	436,678	359,560	326,608	278,907	221,397

Total average loans	$539,956	$460,244	$412,789	$339,330	$261,236

Indirect net charge-offs to average indirect loans	0.90%	1.05%	0.87%	0.54%	0.58%
Other net charge-offs to average other loans (1)	0.18%	0.43%	0.59%	0.29%	0.37%
Net charge-offs to average loans(1)	0.32%	0.56%	0.64%	0.33%	0.40%

(1)	Excludes loans held for sale.

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
The following table sets forth the average balances outstanding and average interest rates for each major category of deposits:

	Years Ended December 31

	2004		2003		2002

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$212,519	0.76%	$190,837	0.89%	$149,227	1.61%
Savings deposits	48,270	0.79%	36,332	0.81%	29,264	1.35%
CDs	208,991	2.72%	190,755	2.84%	184,919	3.62%

Total interest-bearing deposits	469,780	1.63%	417,924	1.77%	363,410	2.61%
Demand and other noninterest-bearing deposits	81,146		71,764		54,645

Total average deposits	$550,926		$489,688		$418,055

The following table sets forth the amounts and maturities of CDs with balances of $100,000 or more at December 31, 2004:

December 31, 2004
(Dollars in thousands)
Remaining maturity:
Less than three months	$27,484
Three to six months	8,420
Six to twelve months	8,781
Over twelve months	49,725

Total	$94,410

Item 2. Properties
The Company currently has administrative facilities, operations facilities, full-service branches and supermarket branches. The following table sets forth the status of the Company’s properties at December 31, 2004:

Location	Facility type	Land	Building

Anacortes branch	Full service	Owned	Owned
Arlington branch	Supermarket	N/A	Leased
Bakerview branch	Full service	Owned	Owned
Bellingham branch	Full service	Owned	Owned
Bellingham/Northwest Avenue	Land	Owned	N/A
Burlington branch	Full service	Owned	Owned
Burlington financial center	Lending/Operations	Owned	Owned
Camano branch	Full service	Owned	Owned
Camano Plaza branch	Supermarket	N/A	Leased
Clinton branch	Full service	Owned	Owned
College Way branch	Supermarket	N/A	Leased
Cornwall office	Operations	N/A	Leased
Coupeville branch	Full service	Owned	Owned
Fairhaven branch	Full service	N/A	Leased
Freeland branch	Full service	Owned	Owned
Friday Harbor branch(1)	Full service	N/A	Leased
Langley branch	Full service	Owned	Owned
Midway branch	Full service	Owned	Owned
Oak Harbor branch	Full service/Administrative	Leased	Owned
Oak Harbor operations	Vacant building	Owned	Owned
Oak Harbor financial center	Operations	Owned	Owned
Sedro-Woolley branch	Full service	Owned	Owned
Smokey Point branch	Full service	N/A	Leased
Stanwood branch	Full service	Owned	Owned

(1)	Although the Company was leasing a building in Friday Harbor at December 31, 2004, the Friday Harbor branch of Whidbey Island Bank did not open for business until January 5, 2005.
During the fourth quarter of 2003, the Company entered into an earnest money agreement for property in the Smokey Point/Arlington, WA area with plans to relocate the Smokey Point branch, which is currently leased. Management anticipates the closing of the sale and the branch construction to begin during the third quarter of 2005.
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
Item 4. Submission of Matters to a Vote of Security Holders
None

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq National Market System under the symbol “WBCO.”
The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of February 28, 2005, the Company’s common stock was held of record by approximately 297 shareholders, a number which does not include beneficial owners who hold shares in “street name.”
The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the annual cash dividends paid by the Company to its shareholders on a per share basis during 2004 and 2003, as adjusted for stock dividends:

	2004			2003

	High	Low	Dividend	High	Low	Dividend

First quarter	$18.00	$13.91	$0.0630	$11.79	$10.25	$0.06
Second quarter	17.47	14.80	0.0725	13.35	11.68	0.06
Third quarter	15.50	14.00	0.0725	13.86	13.09	0.06
Fourth quarter	18.20	14.90	0.0725	14.77	13.70	0.06
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

	Years Ended December 31

	2004	2003	2002	2001	2000

(Dollars in thousands, except per share amounts)
Operating data:
Total interest income	$38,464	$35,913	$34,785	$32,702	$27,000
Total interest expense	8,882	8,768	10,672	13,453	11,835

Net interest income	29,582	27,145	24,113	19,249	15,165
Provisions for loan losses	(3,500)	(3,200)	(3,866)	(2,780)	(1,526)

Net interest income after provision	26,082	23,945	20,247	16,469	13,639
Service charges on deposits	2,986	2,127	1,801	1,707	1,672
Other noninterest income	3,730	3,763	3,239	2,748	1,223

Total noninterest income	6,716	5,890	5,040	4,455	2,895
Noninterest expense	23,267	21,014	17,231	14,722	12,687

Income before income taxes	9,531	8,821	8,056	6,202	3,847
Provision for income taxes	2,985	2,798	2,719	1,918	1,062

Income from discontinued operations, net of tax	(370)	(56)	—	—	—

Net income	$6,176	$5,967	$5,337	$4,284	$2,785

Average number of shares outstanding, basic	5,407,012	5,341,461	5,153,317	5,120,352	5,114,570
Average number of shares outstanding, diluted	5,595,447	5,548,681	5,441,462	5,362,654	5,358,304
Per share data(1):
Net income per share, basic	$1.14	$1.12	$1.04	$0.84	$0.54
Net income per share, diluted	1.10	1.08	0.98	0.80	0.52
Book value	9.13	8.28	7.55	6.82	6.17
Dividends	0.29	0.24	0.21	0.19	0.16
Balance sheet data:
Total assets	$657,724	$581,741	$535,412	$437,686	$361,645
Loans receivable, net of unearned fees(2)	579,605	499,499	429,877	374,769	302,684
Allowance for loan losses	7,903	6,116	5,514	4,308	2,664
Other real estate owned	1,222	504	592	473	124
Federal funds sold	—	4,795	23,000	2,500	750
Deposits	563,001	501,497	462,995	367,175	317,776
Other borrowed funds	5,000	12,500	15,000	32,500	10,000
Junior subordinated debentures	15,007	—	—	—	—
Trust preferred securities	—	15,000	15,000	—	—
Shareholders’ equity	49,591	44,360	39,432	34,977	31,501

(1)	Per share data adjusted to reflect 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.

(2)	Excludes loans held for sale.

(Continued)

	Years Ended December 31

	2004	2003	2002	2001	2000

Selected performance ratios:
Return on average assets	0.98%	1.06%	1.09%	1.06%	0.87%
Return on average equity	13.37%	14.43%	14.41%	12.62%	9.09%
Net interest margin (fully tax-equivalent)	5.14%	5.21%	5.36%	5.29%	5.30%
Net interest spread	4.88%	4.91%	4.99%	4.72%	4.54%
Noninterest expense to average assets	3.71%	3.73%	3.52%	3.66%	3.98%
Efficiency ratio (fully tax-equivalent)	63.55%	62.96%	58.39%	61.21%	69.05%
Dividend payout ratio	24.63%	21.84%	20.37%	22.69%	29.01%
Asset quality ratios:
Nonperforming loans to period-end loans(2)	0.48%	0.83%	0.75%	0.56%	0.41%
Allowance for loan losses to period-end loans(2)	1.36%	1.22%	1.28%	1.15%	0.88%
Allowance for loan losses to nonperforming loans	281.05%	147.09%	171.14%	205.73%	216.76%
Nonperforming assets to total assets	0.61%	0.80%	0.71%	0.59%	0.37%
Net loan charge-offs to average loans outstanding(2)	0.32%	0.56%	0.64%	0.33%	0.40%
Capital ratios:
Total risk-based capital	11.40%	12.01%	12.80%	9.76%	10.81%
Tier 1 risk-based capital	10.15%	10.85%	11.22%	8.69%	9.97%
Leverage ratio	9.87%	10.17%	9.89%	8.13%	8.96%
Average equity to average assets	7.36%	7.33%	7.57%	8.44%	9.62%
Other data:
Number of banking offices	18	17	17	14	14
Number of full time equivalent employees	289	300	247	209	200

(1)	Per share data adjusted to reflect 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.

(2)	Excludes loans held for sale.
Summary of Quarterly Financial Information
See Part II, Item 8. Note 21 of “Notes to Consolidated Financial Statements.”
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Part II, Item 8. “Financial Statements and Supplemental Data.”
Overview
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”) and Washington Banking Capital Trust I (the “Trust”). A third subsidiary, Washington Funding Group, Inc., (“WFG”) was dissolved effective June 30, 2004.
The Company’s principal subsidiary, the Bank, is a Washington state-chartered bank that conducts a full-service community commercial banking business. Its business includes commercial, real estate and construction loan portfolios, and is active in the consumer banking field, providing personal and consumer-oriented loan programs. The Bank provides a wide range of deposit services, insured by the FDIC, for individuals and businesses including checking and savings accounts as well as money market accounts, certificates of deposit, individual retirement accounts, safe deposit boxes and other consumer and business related financial services. The Bank also offers nondeposit managed investment products and services, which are not FDIC insured. These programs are provided through the investment advisory companies Elliott Cove Capital Management LLC and DFC Services & DFC Insurance Services. Several Whidbey Island Bank employees have been registered in Washington State as investment advisor representatives. These employees work with individuals, companies and institutions to help them determine their risk preferences and select a portfolio. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account. Prior to the Bank’s affiliation with Elliott Cove, non-FDIC insured investment products were offered through the Bank’s wholly-owned subsidiary, WIB Financial Services, Inc. Subsequent to the affiliation with Elliott Cove, the Bank’s subsidiary was closed.
The Bank’s primary market area is located in northwestern Washington State between Seattle and the Canadian border. Its geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom counties; however, additional areas will be considered if they meet the Company’s criteria.
The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt will be the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.
WFG, a wholesale mortgage real estate lending company, was a Washington State corporation formed in January 2003. The primary purpose of this subsidiary was to provide a loan-funding source for brokers of mortgage loans. Although the wholesale business enhanced the Company’s noninterest income, the operation of those offices did not provide a satisfactory financial return. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s operations.
Headquartered in Oak Harbor, the Company’s market area is primarily that of the Bank, generally located in northwestern Washington. The state of Washington experienced population growth of above 20% during the 1990s, compared to a national average of 13.1%. The market areas where branches are located encompass distinct economies, and none are particularly dependent upon a single industrial or occupational source. The economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to economies with much more diverse blends of industries including retail trade, services, manufacturing, tourism and a large military presence. Although unemployment levels in the Pacific Northwest over the past few years have been higher than national averages, the business impact to the Company has not been atypical. While there can be no certainty as to the timing of a total economic recovery for the Pacific Northwest region, the economic outlook for the Company’s specific market areas appears cautiously optimistic.
The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. Management recognizes that growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel, and that earnings may be negatively affected in the short term. The Company’s primary long-term objectives are to improve profitability and operating efficiencies, to increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.
Financial Condition
Total Assets. Total assets increased to $657.7 million at December 31, 2004 from $581.7 million at December 31, 2003, an increase of 13.1%. This increase resulted from the investment in bank-owned life insurance (“BOLI”), but primarily from the growth in the loan portfolio, which was funded by earnings, deposits and FHLB borrowings.

Total Loans. Total loans were $580.0 million and $499.9 million at December 31, 2004, and 2003, respectively. Real estate mortgages increased to 37.9% of total loans at December 31, 2004 from 33.8% at December 31, 2003, while real estate construction loans increased to 18.2% from 14.2% as of those dates, primarily due to increased population and the reasonable real estate rate environment. Commercial real estate loans increased to $173.3 million from $133.5 million during that same period, while commercial loans declined to $80.9 million at December 31, 2004 from $87.4 million at December 31, 2003. Commercial loans as a percentage of total loans decreased to 14.0% at December 31, 2004 from 17.5% at December 31, 2003 and real estate commercial loans increased to 29.9% of total loans from 26.7% at those dates. At December 31, 2004, $97.9 million, or 56.5%, of the Company’s consumer loan portfolio consisted of indirect loans compared to $105.6 million, or 61.3%, in 2003.
Total Investment Securities. Total investment securities were $19.3 million and $30.2 million at December 31, 2004 and 2003, respectively. The decrease of 36.0% was a result of the sale of $5.8 million in municipal securities investments and the maturity of investment securities that were not replaced due to the low rate environment. Management anticipated the increase in loan demand, and in addition, the purchase of a BOLI investment. The Company transferred its held-to-maturity municipal security portfolio of $14.3 million to available-for-sale investments in the second quarter of 2004. The investment portfolio has “laddered” (staggered maturities) securities that reflect the Company’s investment policy guidelines that help achieve the objectives of the business plan of the Company.
Premises and Equipment. Premises and equipment, net of depreciation, were $20.4 million and $19.8 million at December 31, 2004 and 2003, respectively. The increase reflects the purchase of a building located in Oak Harbor, WA for the purpose of consolidating backroom operating functions. This consolidation resulted in the vacancy of the Oak Harbor operations building. The Company anticipates closing the sale of this property during the first quarter of 2005 and earning a nominal gain. The increase in premises and equipment is an indication of future expectations as the Company continues its strategy of value-added growth. The Company may also expand by acquiring banks or branches if appropriate opportunities arise.
Bank Owned Life Insurance. The Company purchased $10.0 million in bank owned life insurance (“BOLI”) during the third quarter of 2004 in response to rising employee benefit costs.
Other Assets. Other assets were $7.2 million and $6.8 million at December 31, 2004 and 2003, respectively. The majority of this increase was due to acquiring other real estate owned properties and the interest accruals on loans and investments.
Deposit Accounts. Deposit accounts totaled $563.0 million and $501.5 million at December 31, 2004 and 2003, respectively. Management’s philosophy is to develop long-term customer relationships. Management believes that the best way to establish customer loyalty is by placing an emphasis on meeting customers’ financial needs and providing exceptional service. Periodically, innovative customer products in which the Company believes will be well received in the marketplace are evaluated and introduced. Management attributes the Company’s successful deposit growth to its continuing deposit promotions, cross-sales efforts, strategic planning and other means.
For the fiscal years ended December 31, 2004, 2003 and 2002, average interest-earning assets were $581.5 million, $527.6 million and $456.7 million, respectively. During these same periods, the Company’s net interest margins were 5.14%, 5.21% and 5.36%, respectively.
Average deposits increased $61.2 million, or 12.5%, during 2004 as compared to an increase of $71.6 million, or 17.1%, in 2003 from 2002. During 2004, there was a minimal shift in the deposit mix as average deposits continued to increase, although at a slower pace than the previous year.
Average interest-bearing deposits increased $51.9 million, or 12.4%, in 2004 and $54.5 million, or 15.0%, in 2003. Average noninterest-bearing deposits increased $9.4 million, or 13.1%, and $17.1 million, or 31.3%, respectively, for the same periods.

The increase of average interest demand and money market deposits was $21.7 million, or 11.4%, and $41.6 million, or 27.9%, in 2004 and 2003, respectively. Average savings deposits increased $11.9 million, or 32.9%, in 2004 and $7.1 million, or 24.2%, in 2003.
Average CDs grew $18.2 million, or 9.6%, during 2004 as compared to $5.8 million, or 3.2%, in 2003. CDs maturing beyond twelve months increased to 52.9% during 2004 from 36.3% in 2003. This change in maturity was due to campaigns for longer term CDs and management’s focus on attracting and retaining deposits and establishing customer relationships. All deposit product averages increased during 2004.
Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense
The following table sets forth at the dates indicated the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Years Ended December 31

	2004			2003			2002

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)(2)	$547,462	$37,509	6.85%	$474,874	$34,545	7.27%	$416,155	$33,378	8.02%
Federal funds sold	8,103	111	1.37%	19,104	197	1.03%	9,508	139	1.46%
Interest-bearing cash	699	9	1.29%	5,966	62	1.04%	7,065	106	1.50%
Investments:
Taxable	14,473	434	3.00%	13,001	446	3.43%	8,097	424	5.24%
Non-taxable(2)	10,798	715	6.62%	14,608	1,004	6.87%	15,894	1,095	6.89%

Interest-earning assets	581,535	38,778	6.67%	527,553	36,254	6.87%	456,719	35,142	7.69%
Noninterest-earning assets	45,819			36,410			32,395

Total assets	$627,354			$563,963			$489,114

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and money market	$212,519	$1,610	0.76%	$190,837	$1,707	0.89%	$149,227	$2,405	1.61%
Savings	48,270	381	0.79%	36,332	296	0.81%	29,264	394	1.35%
CDs	208,991	5,678	2.72%	190,755	5,411	2.84%	184,919	6,692	3.62%

Interest-bearing deposits	469,780	7,669	1.63%	417,924	7,414	1.77%	363,410	9,491	2.61%
Fed funds purchased	3,106	46	1.48%	98	1	1.02%	4,384	91	2.08%
Junior subordinated debentures	15,007	782	5.21%	—	—	—	—	—	—
Trust preferred securities	—	—	—	14,918	742	4.97%	7,924	424	5.35%
Other interest-bearing liabilities	8,919	385	4.32%	14,864	611	4.11%	19,618	666	3.39%

Interest-bearing liabilities	496,812	8,882	1.79%	447,804	8,768	1.96%	395,336	10,672	2.70%
Noninterest-bearing deposits	81,146			71,764			54,645
Other noninterest-bearing liabilities	3,193			3,040			2,084

Total liabilities	581,151			522,608			452,065
Shareholders’ equity	46,203			41,355			37,049

Total liabilities and shareholders’ equity	$627,354			$563,963			$489,114

Net interest income(2)		$29,896			$27,486			$24,470

Net interest spread			4.88%			4.91%			4.99%

Net interest margin(2)			5.14%			5.21%			5.36%

(1)	Of this amount, loan fees accounted for $1,081, $976, and $691, for the years ended December 31, 2004, 2003 and 2002, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable assets is presented on a fully tax-equivalent basis using the federal statutory rate of 34%. These adjustments were $314, $341, and $357, for the years ended December 31, 2004, 2003 and 2002, respectively.

Shareholders’ Equity. Shareholders’ equity was $49.6 million and $44.4 million at December 31, 2004 and 2003, respectively. This increase reflects earnings of $6.2 million, $23,000 for stock option compensation, $160,000 from the tax benefit of a disqualifying disposition and non-qualified stock options exercised, $208,000 from stock options exercised and an increase in unrealized gain on investment securities of $185,000, net of tax, offset by cash dividends of $1.5 million. During the second quarter of 2004, the Company realized a net gain of $144,000 from the sale of investment securities, which was adjusted, net of tax, under Accumulated Other Comprehensive Income.
Results of Operations
Net Income. The Company reported net income of $6.2 million, $6.0 million and $5.3 million for the years ended December 31, 2004, 2003 and 2002, respectively. Diluted net income per share was $1.10, $1.08 and $0.98 for 2004, 2003 and 2002, respectively. The increase in net income for each year was primarily attributable to an increase in net interest income and, to a lesser extent, increases in noninterest income from service charges and fees, ATM income, SBA premium income and a net gain on sale of securities.
Income from continuing operations increased 8.7% to $6.5 million in 2004 from $6.0 million in 2003. The rising interest rate environment coupled with the income received from service charges contributed to the overall increase in net income. The Company’s loss from discontinued operations, net of tax, for 2004 was ($370,000) compared to a loss of ($56,000) for the like period one year earlier. The loss was due largely to noninterest expense, the reduction in gain on sale of loans, and the operating losses and costs associated with closing the Washington Funding Group, Inc. subsidiary.
Net Interest Income. The primary component of earnings for the Company is net interest income. Net interest income, on a fully tax-equivalent basis, is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and Company borrowings. Changes in net interest income result from changes in volume, spread and margin. For this purpose, volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities; spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities; and margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities as well as levels of noninterest-bearing liabilities.
Net interest income for the years ended December 31, 2004, 2003 and 2002 was $29.6 million, $27.1 million and $24.1 million, respectively. The increase in fiscal year 2004 was $2.4 million, or 9.0%, and in 2003 was $3.0 million, or 12.6%. These increases primarily reflect an increase in average interest-earning assets, which grew $54.0 million, or 10.2% in 2004 and $70.8 million, or 15.5%, in 2003. During these same periods, average interest-bearing liabilities increased $49.0 million, or 10.9%, and $52.5 million, or 13.3%, respectively.
The average yield on interest-earning assets was 6.67% for the year ended December 31, 2004 compared to 6.87% for the year ended December 31, 2003 and 7.69% for the year ended December 31, 2002. These changes are due primarily to fluctuating rates earned on loans and to a lesser degree the rates and volumes on other interest-earning assets. Average yield on loans decreased to 6.85% for the year ended December 31, 2004 from 7.27% for the year ended December 31, 2003. Average yield on loans was 8.02% for the year ended December 31, 2002.
The average yield on taxable investments decreased to 3.00% for the year ended December 31, 2004 compared to 3.43% and 5.24% for the years ended December 31, 2003 and 2002, respectively. The average fully tax-equivalent yield on non-taxable investments decreased to 6.62% for the year ended December 31,

2004 compared to 6.87% for the year ended December 31, 2003 and 6.89% for the year ended December 31, 2002.
The average yield on interest-bearing liabilities was 1.79% for the year ended December 31, 2004 compared to 1.96% and 2.70% for the years ended December 31, 2003 and 2002, respectively. This decrease was primarily the result of the continued industry-wide low interest rate environment that began during 2001. There was a decrease in interest rates on all deposit types during 2004.
Net interest spread, which represents the difference between the yield on average interest-earning assets and the cost on average interest-bearing liabilities, was 4.88% for the year ended December 31, 2004 compared to 4.91% and 4.99% for the years ended December 31, 2003 and 2002, respectively. Net interest margin, which represents net interest income on a fully tax-equivalent basis divided by average interest-earning assets, was 5.14% compared to 5.21% and 5.36%, respectively, for the same periods. The decreases in net interest spread and net interest margin in 2004 over 2003 were primarily due to the average yields on interest-earning assets decreasing more than average yields on interest-bearing liabilities.
The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	2004 compared to 2003			2003 compared to 2002

	Increase (decrease) due to			Increase (decrease) due to

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans(1)	$5,280	$(2,316)	$2,964	$4,710	$(3,543)	$1,167
Federal funds sold	(113)	27	(86)	140	(82)	58
Interest-earning cash	(55)	2	(53)	(16)	(28)	(44)
Securities(1)	(123)	(178)	(301)	229	(298)	(69)

Total interest income	$4,989	$(2,465)	$2,524	$5,063	$(3,951)	$1,112

Interest-bearing demand deposits	$194	$(291)	$(97)	$671	$(1,369)	$(698)
Savings accounts	97	(12)	85	95	(193)	(98)
CDs	517	(250)	267	211	(1,492)	(1,281)
Fed funds purchased	31	14	45	(89)	(1)	(90)
Trust preferred securities	4	36	40	374	(56)	318
Other borrowings	(244)	18	(226)	(161)	106	(55)

Total interest expense	$599	$(485)	$114	$1,101	$(3,005)	$(1,904)

(1)	Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 34%. These adjustments were $314, $341, and $357, for the years ended December 31, 2004, 2003 and 2002, respectively.
Provision For Loan Losses. The allowance for loan losses is maintained at a level considered by management to be adequate to provide for possible loan losses based on management’s assessment of various factors affecting the loan portfolio. These factors include the quality of the loan portfolio, problem loans, business conditions, loss experience, underlying collateral and the local economy. The Company’s provision for loan losses for the years ended December 31, 2004, 2003 and 2002 totaled $3.5 million, $3.2 million and $3.9 million, respectively. The provision for loan losses was adjusted accordingly for the economic and credit quality trends and to keep pace with the loan growth and prospective losses inherent in the loan portfolio. During 2004, the allowance for loan losses increased by $1.8 million. The allowance represented 1.36% of loans, excluding loans held for sale, and 281.05% of nonperforming loans at December 31, 2004. During 2003, the allowance for loan losses increased by $602,000. The allowance represented 1.22% of loans and 147.09% of nonperforming loans at December 31, 2003. During 2002, the allowance for loan losses increased by $1.2 million. The allowance represented 1.28% of loans and 171.14% of nonperforming loans at December 31, 2002. For the years ended December 31, 2004, 2003 and 2002, loan charge-offs, net of recoveries, amounted to $1.7 million, $2.6 million and $2.7 million, respectively.

Indirect loans may involve greater risk than other consumer loans, including direct automobile loans, due to the nature of third-party transactions. To mitigate these risks, the Company limits its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime. In addition, the Company has increased its oversight of the approval process and uses a loan grading system, which limits the risks inherent in dealer originated loans. Net loan charge-offs attributed to indirect dealer loans were $926,000, representing 0.90% of average indirect dealer loans during 2004, compared to $1.1 million, or 1.05% of average indirect dealer loans for 2003.
Noninterest Income. Noninterest income for the years ended December 31, 2004, 2003 and 2002 was $6.7 million, $5.9 million and $5.0 million, respectively, an increase of $826,000 in 2004, and an increase of $850,000 in 2003. For 2004, the increase was due to service charges, SBA premiums, ATM income, BOLI, and a net gain on sale of investment securities. The increase in 2003 was attributable to income generated from funding and selling real estate loans to the secondary market, as the industry experienced an exceptionally high volume environment.
Noninterest Expense. Noninterest expense for the years ended December 31, 2004, 2003 and 2002 was $23.3 million, $21.0 million and $17.2 million, respectively, which represents an increase of 10.7% in 2004, and an increase of 22.0% in 2003. The majority of these expenses reflect costs due to employee compensation and benefits, consulting and professional fees, and the increasing costs of doing business to support the Company’s ongoing efforts to grow the organization. Additionally, the Company recognized the costs associated with the closure of WFG in the second quarter of 2004. The income and expenses are recognized under Loss from Discontinued Operations.
The table below sets forth additional detail concerning increases in the Company’s noninterest expense for 2004 compared with 2003 and for 2003 compared with 2002:

	Years Ended December 31
				Change	Change
	2004	2003	2002	2004 vs. 2003	2003 vs. 2002
(Dollars in thousands)
Salaries and benefits	$16,585	$14,817	$12,352	$1,768	$2,465
Less: loan origination costs	(2,841)	(2,543)	(2,167)	(298)	(376)

Net salaries and benefits (as reported)	13,744	12,274	10,185	1,470	2,089
Occupancy expense	3,899	3,585	2,920	314	665
Office supplies and printing	644	657	549	(13)	108
Data processing	490	459	440	31	19
Consulting and professional fees	793	637	389	156	248
Other	3,697	3,402	2,748	295	654

Total noninterest expense	$23,267	$21,014	$17,231	$2,253	$3,783

Income Tax. For the years ended December 31, 2004, 2003 and 2002, the Company recorded income tax provisions of $3.0 million, $2.8 million and $2.7 million, respectively, with effective tax rates of 31.0%, 31.0% and 34.0%, respectively.
Capital Expenditures and Commitments
The Company purchased a building commonly known as the Bayshore building located in Oak Harbor, WA during the second quarter of 2004. The building was purchased as a new operations center to consolidate back office functions and improve efficiencies. During the third quarter of 2004, following the due diligence period on the Smokey Point/ Arlington, WA property, the Company entered into an option to purchase agreement for the 70,000 square-foot property for the purpose of relocating the Smokey Point branch, which is currently in a leased space.
Sources of Funds and Liquidity and Capital Resources
Changes in Cash Flow. The net change in cash, as reported in the Statement of Cash Flows, decreased by $2.7 million for the year ended December 31, 2004. Some of the more significant inflows were from the net increase in deposits and the proceeds from the maturity of investments. Those cash inflows were partially offset by the cash outflows and company borrowing for loan originations, purchase of a BOLI investment, and purchases of premises and equipment.
Over the course of the year, loan principal payments contributed $296.0 million to the cash inflows. Net deposits increased $61.5 million, $7.0 million in investment securities matured, and the Company sold $5.8 million in investment securities available for sale during 2004.
Cash inflows were used mainly to fund loan originations, which amounted to $379.0 million for the year. In addition, $3.1 million was used to purchase premises and equipment and $10.0 million to purchase a BOLI investment.
Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. These funds are used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2005. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established Federal Home Loan Bank (“FHLB”) lines of credit. At December 31, 2004 the Company had credit lines totaling $98.4 million available to the Company provided certain standards related to creditworthiness have been met, of which $22.0 million was advanced in FHLB cash management overnight borrowings and a $5.0 million long-term advance that is maturing during the second quarter of 2005. Management is also investigating other appropriate funding sources to help finance banking operations and to maintain a favorable liquidity position and proper asset/liability mix.
Capital and Capital Ratios. The Company’s shareholders’ equity increased to $49.6 million at December 31, 2004 from $44.4 million at December 31, 2003 and from $39.4 million at December 31, 2002. The increase during 2004 was from net income, proceeds from stock options exercised, stock option compensation, a tax benefit from a disqualifying disposition and non-qualified stock options exercised and a change in unrealized gain on securities, less dividends paid. The increase during 2003 was from net income, proceeds from stock options exercised, stock option compensation, less dividends paid and a change in unrealized gain on securities. At December 31, 2004, shareholders’ equity was 7.5% of total assets, compared to 7.6% and 7.4% of total assets at December 31, 2003 and 2002, respectively.
The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity and trust preferred obligations, less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations. The FDIC regulations set forth the qualifications necessary for a bank to be classified as “well capitalized,” primarily for assignment of FDIC insurance premium rates. To qualify as “well capitalized,” banks must have a total risk-adjusted capital ratio of at least 10%, a Tier I risk-adjusted capital ratio of at least 6%, and a leverage ratio of at least 5%. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in FDIC insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. See Part II, Item 8. Note 13 of “Notes to Consolidated Financial Statements.”
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

Deposits. Total deposits were $563.0 million, $501.5 million and $463.0 million at December 31, 2004, 2003 and 2002, respectively. This represents an increase of 12.3% and 8.3% for the years ended December 31, 2004 and December 31, 2003, respectively. The Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.
The Company’s deposits are expected to fluctuate according to the level of the Company’s deposit market share, economic conditions and normal seasonal variations, among other things. Certificates of deposit are the only deposit group that have stated maturity dates. At December 31, 2004, the Company had $210.2 million in CDs, of which approximately $99.1 million, or 47.1%, mature on or prior to December 31, 2005. Increasing interest rate markets have extended the portfolio with longer-term CDs although certain economic conditions may cause some customers to choose to move funds into core deposit accounts or withdraw funds rather than renew CDs as they mature. That notwithstanding, management anticipates that a substantial portion of outstanding CDs will renew upon maturity.
Borrowings. The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. Advances are made pursuant to several different programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the FHLB’s assessment of the institution’s creditworthiness. Under its current credit policies, the FHLB of Seattle generally limits advances to 15% of a member’s assets, and overnight borrowings may not exceed 5% of the institution’s assets. The FHLB of Seattle determines specific lines of credit for each member institution.
At December 31, 2004 the Company had a line of credit with the FHLB of $98.4 million, of which $22.0 million was FHLB overnight cash management borrowings and a $5.0 million long-term advance that is maturing during the second quarter of 2005. At December 31, 2003 the Company had a line of credit with the FHLB of $87.0 million, of which $12.5 million was advanced in long-term borrowings and $5.0 million in short-term borrowings. The Company also had unused lines of credit with correspondent banks in the amount of $27.0 million at December 31, 2004. The Company expects to continue to use these sources to supplement its funding as management and the board of directors deem appropriate.
Contractual Obligations and Commitments. The Company’s deposits totaled $563.0 million at December 31, 2004.
At December 31, 2004, the Company’s obligations related to debt totaled $27.0 million. The weighted average interest rate on the short-term debt was 2.73%.
The Company’s operating leases consisted of leases for office spaces.
Junior subordinated debentures have a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR (London Inter Bank Offered Rate) plus 3.65%. On December 31, 2004 the rate was 5.72%.

The following table summarizes the contractual obligations of the Company:

	Principal and interest payments due by period

		Within			Over
	Total	1 year	1-3 years	3-5 years	5 years
(Dollars in thousands)
Deposits	$563,001	$451,915	$65,707	$45,353	$26
Debt	5,000	5,000	—	—	—
Fixed interest on debt (1)	69	69	—	—	—
Operating leases	2,164	337	580	387	860
Junior subordinated debentures	15,007	—	—	—	15,007

Total	$585,241	$457,321	$66,287	$45,740	$15,893

(1)	Amount excludes interest expense on adjustable rate debt.
Off-Balance Sheet Commitments. Standby letters of credit, commercial letters of credit and financial guarantees written are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2004. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.
The following table summarizes the Company’s commitments to extend credit:

December 31, 2004
(Dollars in thousands)
Loan commitments
Fixed rate	$24,286
Variable rate	110,950
Standby letters of credit	467
Investments. The Company’s total investment securities decreased by $10.9 million in 2004 from 2003 and increased by $6.0 million in 2003 compared to 2002. The decrease of 36.0% was a result of the sale and maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand and purchase of a BOLI investment. The Company sold $5.8 million in municipal securities investments to help improve the interest sensitiviy position of the portfolio. The investment portfolio consists of government agency securities, pass-through securities, municipal securities, preferred stock and corporate obligations. Municipal securities represented 36.8%, or $7.1 million recorded at fair value, of the Company’s investment portfolio at December 31, 2004 as compared to 48.9%, or $14.7 million recorded at amortized cost, at December 31, 2003 and 55.3%, or $14.6 million recorded at amortized cost, at December 31, 2002. The Company has purchased nonrated municipal obligations of local and surrounding areas. Approximately 19.8% at December 31, 2004, 10.2% at December 31, 2003 and 12.3% at December 31, 2002 of the Company’s municipal securities were rated below “A,” or its equivalent, or unrated. Investments in corporate obligations were $1.0 million, or 5.1% of the Company’s investment portfolio, at December 31, 2004, $1.0 million, or 3.3% of the investment portfolio, at December 31, 2003 and $0.5 million, or 1.9% of the investment portfolio, at December 31, 2002. At December 31, 2004, 2003, and 2002 100.0% of corporate obligations held by the Company were rated “A,” or its equivalent, or better. The average maturity of the securities portfolio was approximately

2.9 years, 4.1 years and 3.8 years as of December 31, 2004, 2003 and 2002, respectively. No single investment exceeds 10% of shareholders’ equity.
The following table summarizes the amortized cost and market value of securities in the Company’s portfolio by contractual maturity groups:

	December 31, 2004

	Amortized cost	Market value
(Dollars in thousands)
Amounts maturing:
Within one year	$4,450	$4,484
One to five years	12,434	12,580
Five to ten years	1,683	1,736
Over ten years	504	504

Total	$19,071	$19,304

The following table provides the carrying values, maturities and weighted average yields of the Company’s investment portfolio:

	December 31, 2004

	Within 1 year	1-5 years	5-10 years	Over 10 years	Total
(Dollars in thousands)
U.S. government agency securities
Balance	$1,995	$7,501	$986	$—	$10,482
Weighted average yield	1.99%	2.71%	4.45%	—	2.73%
Pass-through securities
Balance	—	220	—	—	220
Weighted average yield	—	5.50%	—	—	5.50%
Corporate obligations and other
Balance	—	987	—	—	987
Weighted average yield	—	2.94%	—	—	2.94%
Preferred stock
Balance	—	—	—	504	504
Weighted average yield	—	—	—	5.38%	5.38%
State and political subdivisions
Balance	2,489	3,872	750	—	7,111
Weighted average yield	4.54%	4.73%	5.11%	—	4.70%

Total balance	$4,484	$12,580	$1,736	$504	$19,304

Weighted average yield	3.40%	3.39%	4.73%	5.38%	3.57%
The Company does not engage in, nor does it presently intend to engage in, securities trading activities and therefore does not maintain a trading account.
The Company owned $2.0 million of FHLB stock at December 31, 2004. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at the FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically. At December 31, 2004, the Company was required to maintain an investment in the stock of FHLB of Seattle of $1.6 million.
At December 31, 2004, there were no securities of any issuer (other than U.S. government agencies) that exceeded 10% of the Company’s shareholders’ equity.
Held-to-Maturity Investment Securities. Investment securities designated as held-to-maturity are those securities that the Company has the ability and the intent to hold to maturity. Events that may be reasonably anticipated are considered when determining the Company’s intent to hold investment securities for the foreseeable future. Investment securities designated as held-to-maturity are carried at cost, adjusted for amortization for premiums and accretions of discounts. At December 31, 2004, the investment portfolio consisted of zero held-to-maturity investments at carrying value.
The following table summarizes the amortized cost, gross unrealized gains and losses and the resulting market value of held-to-maturity securities as of December 31, 2003 and 2002:

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

Available-for-Sale Investment Securities. Securities to be held for indefinite periods of time are classified as available-for-sale and carried at fair market value. Securities held for indefinite periods of time include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates and/or significant prepayment risks. At December 31, 2004, the entire investment portfolio consisted of available-for-sale securities at carrying value. The Company transferred its held-to-maturity municipal security portfolio of $14.3 million to available-for-sale investments in the second quarter of 2004 to help improve the asset/ liability position of the Company.
The following table summarizes the amortized costs, gross unrealized gains and losses and the resulting market value of available-for-sale securities as of December 31, 2004, 2003 and 2002:

		Gross	Gross unrealized	Gross unrealized
	Amortized	unrealized	losses less than	losses greater than	Market
	cost	gains	12 months	12 months	value
(Dollars in thousands)
December 31, 2004:
U.S. government agency securities	$10,535	$9	$(15)	$(47)	$10,482
Pass-through securities	214	6	—	—	220
Corporate obligations	999	—	—	(12)	987
Preferred stock	504	—	—	—	504
State & political subdivisions	6,819	292	—	—	7,111

Total	$19,071	$307	$(15)	$(59)	$19,304

December 31, 2003:
U.S. government agency securities	$13,561	$21	$—	$(96)	$13,486
Pass-through securities	416	12	—	—	428
Corporate obligations	998	5	—	—	1,003
Preferred stock	504	—	—	—	504

Total	$15,479	$38	$—	$(96)	$15,421

December 31, 2002:
U.S. government agency securities	$6,058	$55	$—	$(2)	$6,111
Pass-through securities	1,231	2	—	—	1,233
CMO securities	1,242	12	—	—	1,254
Preferred stock	504	—	—	—	504

Total	$9,035	$69	$—	$(2)	$9,102

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
The purpose of asset/liability management is to provide stable net interest income by protecting the Company’s earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/ return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/ liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.
When suitable lending opportunities are not sufficient to utilize available funds, the Company has generally invested such funds in securities, primarily U.S. Treasury securities, securities issued by governmental agencies, municipal securities, and corporate obligations. The securities portfolio contributes to the Company’s profits and plays an important part in the overall interest rate management. However, management of the securities portfolio alone cannot balance overall interest rate risk. The securities portfolio must be used in combination with other asset/ liability management processes, and investing in securities that can be pledged for public deposits.
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
Significant Accounting Policies
See Part II, Item 8. Note 1(d) of “Notes to Consolidated Financial Statements.”
Management’s Outlook
Future events are difficult to predict, and the expectations of management are necessarily subject to uncertainty and risk that may cause actual results to differ materially from those stated here. In making the following statements, management has made a number of assumptions including that: (1) the interest rate environment will increase moderately through 2005, (2) the local economy will continue on a steady course of improvement, and (3) residential real estate loan volumes will not increase from 2004.
WBCO expects to continue its growth strategy and expand its presence in the Pacific Northwest. The Company’s commitment to maintaining asset quality, improving operating efficiency, being attentive to customer satisfaction and maximizing shareholder value remains strong. WBCO has identified long-term performance measurement targets. Those targets include a return on equity in excess of 18%, an efficiency ratio in the mid-50% range, earnings per share growth of at least 10% per year, and a continuation of dividends. Management does not expect to attain these targets in the short-term, but rather measures its business plan progression against these long-term goals.
Management anticipates that 2005 performance will be affected by a number of factors. A primary consideration, and one that is subject to uncertainty, is the stability of the economy. In management’s opinion, the local economy is still in the early stages of a transition, from that of heavy mortgage loan volumes into a period of increasing commercial lending activity. With this anticipated transition, management expects an increase in competition for loans, but believes that the Company will be successful in achieving loan growth over last year.
The Company expects to emphasize deposit gathering in 2005 to strengthen its core-funding source. If deposit rate re-pricing is required to maintain deposits or should rates increase more than expected, the net interest margin could be negatively impacted due to the Company’s current position of being slightly liability sensitive. Other unexpected changes, such as significant changes in the economy, substantial credit deterioration, or depositors moving sizeable amounts of their funds back into the stock market, could also affect the anticipated performance of the Company.
Management believes that the Company will have ample opportunities to be successful. The Bank has a large portion of market share in Island County, which is where the Company was founded and has an established identity and reputation within the community. Management believes there are significant opportunities to gain a larger share of the market in the other counties where the branches are still relatively young and not as well known. Given these opportunities and the preceding assumptions and considerations, management expects to make progress toward its stated long-term targets. Opportunities will be pursued while applying credit discipline and deliberate analysis to ensure quality growth.
Readers should not construe these statements as assurances of future performance, and should note that management does not plan to update these projections as the year progresses.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Market Risk
Interest Rate Risk. The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. Generally, there are four sources of interest rate risk as described below:
Re-pricing Risk. Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.
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
Based on the results of the income simulation model as of December 31, 2004, the Company would expect a decrease in net interest income of $449,000 if interest rates increase from current rates by 100 basis points and an increase in net interest income of $355,000 if interest rates decrease from current rates by 100 basis points.
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
The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2004. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	0–3 months	4–12 months	1–5 years	Over 5 years	Total

(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$1,119	$—	$—	$—	$1,119
Federal funds sold	—	—	—	—	—
Investment securities	—	4,484	12,580	2,240	19,304
Investment in subsidiary	—	—	—	295	295
FHLB stock	1,976	—	—	—	1,976
Loans held for sale	8,311	—	—	—	8,311
Loans	64,204	80,147	182,000	253,254	579,605

Total interest-earning assets	$75,610	$84,631	$194,580	$255,789	$610,610
Percent of interest-earning assets	12.38%	13.86%	31.87%	41.89%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$52,019	$—	$—	$—	$52,019
Money market deposits	167,238	—	—	—	167,238
Savings deposits	55,742	—	—	—	55,742
CDs	51,037	48,059	111,060	26	210,182
FHLB overnight borrowings	22,000	—	—	—	22,000
Junior subordinated debentures	15,007	—	—	—	15,007
Other borrowed funds	—	5,000	—	—	5,000

Total interest-bearing liabilities	$363,043	$53,059	$—	$26	$527,188
Percent of interest-bearing liabilities	68.86%	10.06%	21.07%	0.00%	100.00%
Interest sensitivity gap	$(287,433)	$31,572	$83,520	$255,763	$83,422
Interest sensitivity gap, as a percentage of total assets	(43.70%)	4.80%	12.70%	38.89%
Cumulative interest sensitivity gap	$(287,433)	$(255,861)	$(172,341)	$83,422
Cumulative interest sensitivity gap, as a percentage of total assets	(43.70%)	(38.90%)	(26.20%)	12.68%

The table illustrates that if assets and liabilities reprice in the time intervals indicated in the table, the Company is liability sensitive 0-3 months and asset sensitive thereafter. Thus, the table indicates that in the 0-3 month timeframe in an environment of increasing interest rates, the net interest income of the Company would be adversely affected and in a declining interest rate environment, the Company’s net interest income would be favorably affected. As stated above, certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market interest rates. For instance, while the table is based on the assumption that interest-bearing demand accounts, money market accounts and savings accounts are immediately sensitive to movements in rates, the Company expects that in a changing rate environment, the amount of the adjustment in interest rates for such accounts would be less than the adjustment in categories of assets, which are considered to be immediately sensitive. Additionally, certain assets have features that restrict changes in the interest rates of such assets both on a short-term basis and over the lives of such assets. Further, in the event of a change in market interest rates, prepayment and early withdrawal levels could deviate significantly from those assumed in calculating the tables. Finally, the ability of many borrowers to service their adjustable-rate debt may decrease in the event of an increase in market interest rates. Due to these shortcomings, the Company places primary emphasis on its income simulation model when managing its exposure to changes in interest rates.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Washington Banking Company
We have audited the accompanying consolidated statement of financial condition of Washington Banking Company and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Banking Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, 2003 and 2002, in conformity with United States generally accepted accounting principles.
Bellingham, Washington
January 21, 2005

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2004 and 2003
(Dollars in thousands, except per share data)

	2004	2003
Assets
Cash and due from banks	$16,814	$15,454
($2,686 and $1,138, respectively, are restricted)
Interest-earning deposits	1,119	356
Federal funds sold	—	4,795

Total cash, restricted cash, and cash equivalents	17,933	20,605
Investment securities available for sale	19,304	15,421
Investment securities held to maturity
($0 and $15,609, respectively, fair market value)	—	14,745

Total investment securities	19,304	30,166
Subsidiary investment in the Trust(1)	295	—
Federal Home Loan Bank stock	1,976	2,280
Loans held for sale	8,311	8,251
Loans receivable	579,980	499,919
Allowance for loan losses	(7,903)	(6,116)

Total loans, net	572,077	493,803
Premises and equipment, net	20,375	19,814
Bank owned life insurance	10,217	—
Other assets	7,236	6,822

Total assets	$657,724	$581,741

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$77,820	$75,756
Interest-bearing	274,999	238,180
Time deposits	210,182	187,561

Total deposits	563,001	501,497
Other borrowed funds	27,000	17,500
Junior subordinated debentures(1)	15,007	—
Trust preferred securities(1)	—	15,000
Other liabilities	3,125	3,384

Total liabilities	608,133	537,381
Commitments and contingencies (See Notes 16 and 19)	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 5,429,289 and 5,357,880 shares in 2004 and 2003, respectively	31,516	31,125
Retained earnings	17,928	13,273
Accumulated other comprehensive income, net	147	(38)

Total shareholders’ equity	49,591	44,360

Total liabilities and shareholders’ equity	$657,724	$581,741

(1)	The Financial Accounting Standards Board issued Interpretation No. 46R which calls for the deconsolidation of trust preferred securities.

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands, except per share data)

	2004	2003	2002

Interest income:
Interest and fees on loans	$37,428	$34,533	$33,371
Interest on taxable investment securities	345	324	291
Interest on tax-exempt investment securities	482	675	745
Other	209	381	378

Total interest income	38,464	35,913	34,785
Interest expense:
Interest on deposits	7,669	7,414	9,491
Interest on other borrowings	431	612	757
Interest on junior subordinated debentures(1)	782	—	—
Interest on trust preferred securities(1)	—	742	424

Total interest expense	8,882	8,768	10,672

Net interest income	29,582	27,145	24,113
Provision for loan losses	3,500	3,200	3,866

Net interest income after provision for loan losses	26,082	23,945	20,247
Noninterest income:
Service charges and fees	2,986	2,127	1,801
Income from the sale of loans	1,183	2,117	1,404
Gain on sale of securities	144	—	—
ATM income	612	446	364
SBA premium income	559	515	278
Other	1,232	685	1,193

Total noninterest income	6,716	5,890	5,040

Noninterest expense:
Salaries and benefits	13,744	12,274	10,185
Occupancy & equipment	3,899	3,585	2,920
Office supplies and printing	644	657	549
Data processing	490	459	440
Consulting and professional fees	793	637	389
Other	3,697	3,402	2,748

Total noninterest expense	23,267	21,014	17,231

Income before income taxes and discontinued operations	9,531	8,821	8,056
Provision for income taxes	2,985	2,798	2,719

Income from continuing operations	6,546	6,023	5,337
Loss from discontinued operations, net of tax of ($238), ($69) and $0 for the years ended December 31, 2004, 2003 and 2002, respectively	(370)	(56)	—

Net income	$6,176	$5,967	$5,337

Earnings (loss) per common share
Basic
Continuing operations	$1.21	$1.13	$1.04
Discontinued operations	(0.07)	(0.01)	—

Net income per share	$1.14	$1.12	$1.04

Diluted
Continuing operations	$1.17	$1.09	$0.98
Discontinued operations	(0.07)	(0.01)	—

Net income per share	$1.10	$1.08	$0.98

Average number of shares outstanding, basic	5,407,012	5,341,461	5,153,317
Average number of shares outstanding, diluted	5,595,447	5,548,681	5,441,462

(1)	The Financial Accounting Standards Board issued Interpretation No. 46R which calls for the deconsolidation of trust preferred securities.
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2004, 2003 and 2002
(Dollars and shares in thousands, except per share data)

				Accumulated
				other
	Common stock			comprehensive	Total
			Retained	income	shareholders’
	Shares	Amount	earnings	(loss), net	equity

Balance at December 31, 2001	4,055	$16,124	$18,782	$71	$34,977
Net income	—	—	5,337	—	5,337
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(27)	(27)
Cash dividend, $0.21 per share(1)	—	—	(1,087)	—	(1,087)
Stock option compensation	—	14	—	—	14
Stock options exercised	78	218	—	—	218
10% stock dividend(1)	408	4,669	(4,669)	—	—

Balance at December 31, 2002	4,541	21,025	18,363	44	39,432
Net income	—	—	5,967	—	5,967
Net change in unrealized gain (loss) on securities available for sale	—	—	—	(82)	(82)
Cash dividend, $0.24 per share(1)	—	—	(1,303)	—	(1,303)
Stock option compensation	—	23	—	—	23
Stock options exercised	118	323	—	—	323
15% stock dividend(1)	699	9,754	(9,754)	—	—

Balance at December 31, 2003	5,358	31,125	13,273	(38)	44,360
Net income	—	—	6,176	—	6,176
Net change in unrealized gain (loss) on securities available for sale	—	—	—	282	282
Less: adjustment for gains included in net income, net of tax of $47	—	—	—	(97)	(97)
Tax benefit associated with stock options	—	160	—	—	160
Cash dividend, $0.29 per share	—	—	(1,521)	—	(1,521)
Stock option compensation	—	23	—	—	23
Stock options exercised	71	208	—	—	208

Balance at December 31, 2004	5,429	$31,516	$17,928	$147	$49,591

(1)	Per share data adjusted to reflect 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.
See Note 10 of “Notes to Consolidated Financial Statements.”
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	For the Years Ended December 31

	2004	2003	2002

Comprehensive Income:
Net income	$6,176	$5,967	$5,337
Increase (decrease) in unrealized gain on securities available for sale, net of tax of ($106), $43 and $14, respectively	282	(82)	(27)
Less: adjustment for gains included in net income, net of tax of $47	(97)	—	—

Comprehensive income	$6,361	$5,885	$5,310

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002
(Dollars in thousands)

	2004	2003	2002

Cash flows from operating activities:
Net income from continuing operations	$6,546	$6,023	$5,337
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(64)	(122)	(129)
Deferred income tax benefit	(630)	(409)	(388)
Amortization (accretion) of investment premiums (discounts), net	44	11	(40)
Net increase in subsidiary investment	(288)	—	—
Earnings on bank owned life insurance	(217)	—	—
Provision for loan losses	3,500	3,200	3,866
Net increase in loans held for sale	(60)	(1,622)	(3,915)
Depreciation and amortization of premises and equipment	1,682	1,610	1,290
Net gain on sale of securities	(144)	—	—
Net (gain) loss on sale of premises and equipment	152	6	(448)
Net (gain) loss on sale of other real estate	(136)	(19)	5
Write downs on other real estate	34	—	—
(Increase) decrease in other assets	880	(1,205)	(238)
Stock option compensation	23	23	14
Tax benefit associated with stock options	160	—	—
Increase (decrease) in other liabilities	(311)	399	(49)
Cash flows from continuing operating activities	11,171	7,895	5,305
Loss from discontinued operations, net of tax	(370)	(56)	—

Cash flows from operations	10,801	7,839	5,305

Cash flows from investing activities:
Purchases of investment securities available for sale	(1,500)	(17,500)	(7,949)
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	6,479	11,053	3,016
Sale of investment securities available for sale	5,799	—	—
Purchases of investment securities held to maturity	—	(1,870)	—
Maturities/calls of investment securities held to maturity	475	2,190	3,310
Purchase of bank owned life insurance	(10,000)	—	—
Sale of Federal Home Loan Bank stock	368	—	—
Net increase in loans	(83,051)	(73,000)	(58,133)
Purchases of premises and equipment	(3,069)	(4,680)	(2,705)
Proceeds from sale of other real estate owned and premises and equipment	1,335	664	827

Cash flows from investing activities	(83,164)	(83,143)	(61,634)

Cash flows from financing activities:
Net increase in deposits	61,504	38,502	95,820
Increase (decrease) in other borrowed funds	(7,500)	5,000	(17,500)
Increase (decrease) in FHLB overnight borrowings	17,000	(2,500)	—
Dividends paid on common stock	(1,521)	(1,303)	(1,087)
Proceeds from trust preferred securities	—	—	15,000
Proceeds from stock options exercised	208	323	218

Cash flows from financing activities	69,691	40,022	92,451

Net change in cash and cash equivalents	(2,672)	(35,282)	36,122
Cash and cash equivalents at beginning of period	20,605	55,887	19,765

Cash and cash equivalents at end of period	$17,933	$20,605	$55,887

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$1,333	$557	$191
Loans made on bank-owned property sold	272	94	568
Cash paid for interest	8,759	8,959	10,709
Cash paid for income taxes	2,992	2,960	3,491
Transfer of investments from held to maturity to available for sale	14,267	—	—
Deconsolidation of trust preferred securities	15,000	—	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At December 31, 2004, WBCO had two wholly-owned subsidiaries — Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the 1990s, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
The Trust, the second subsidiary of WBCO, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO. In 2003, the Trust subsidiary was consolidated. In 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”), the Company deconsolidated the Trust. See Part II, Item 8. Note 8.
WFG, a wholesale mortgage real estate lending company, was a Washington State corporation formed in January 2003. The primary purpose of this subsidiary was to provide a loan-funding source for brokers of mortgage loans. The loans were originated and sold in the name of the Bank. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close WFG’s operations effective June 30, 2004. Although the wholesale business enhanced the Company’s noninterest income during 2003 and 2004, the operation of those offices did not provide a satisfactory financial return.

(b)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of WBCO and its subsidiaries as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses to be particularly sensitive estimates that may be subject to revision in the near term.

(c)	Segments
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and had identified two reportable segments: Whidbey Island Bank and the discontinued operations of Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Due to the discontinuation of WFG in the second quarter of 2004, the Company currently has only one segment, Whidbey Island Bank, and is not required to disclose segment reporting by this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(d)	Recent Financial Accounting Pronouncements
In December 2004, FASB issued SFAS Statement No. 123R, Shared Based Payment, which is a revision of SFAS Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS Statement No. 95, Statement of Cash Flows.
As permitted by Statement No. 123, the Company currently accounts for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123R’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the overall financial position. The impact of adoption of Statement No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted Statement No. 123R in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1(o) of Notes to Consolidated Financial Statements. Statement No. 123R also requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such excess tax deductions were $71, $110, and $74 in 2004, 2003 and 2002, respectively.

(e)	Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

(f)	Federal Home Loan Bank Stock
The Company’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Company is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Company’s outstanding mortgages, total assets or FHLB advances. At December 31, 2004, the Company’s minimum required investment was approximately $1,631. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically. The Company sold back $368 in FHLB stock during 2004.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
Management determines the appropriate classification of investment securities at the purchase date in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

(h)	Loans Held for Sale
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income.

(i)	Loans Receivable, Net
Loans receivable, net, are stated at the unpaid principal balance, net of: premiums, unearned discounts, net deferred loan origination fees, and the allowance for loan losses.
Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.
Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally, loans 90 days or more past due).
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

(j)	Allowance for Loan Losses
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(k)	Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization include buildings and building improvements, 15 to 40 years; land improvements, 15 to 25 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, lesser of useful life or life of the lease.

(l)	Bank Owned Life Insurance
During the second quarter of 2004, the Bank made a $10,000 investment in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. WIB is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

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
The Company recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31

	2004	2003	2002

Net income, as reported	$6,176	$5,967	$5,337
Stock compensation recognized, net of tax	15	15	9
Additional compensation for fair value of stock options, net of tax	(59)	(59)	(39)

Pro forma net income	$6,132	$5,923	$5,307

Basic earnings per share:
As reported
Income from continuing operations	$1.21	$1.13	$1.04
Loss from discontinued operations	(0.07)	(0.01)	—

Net income	$1.14	$1.12	$1.04

Pro forma
Income from continuing operations	$1.20	$1.12	$1.03
Loss from discontinued operations	(0.07)	(0.01)	—

Net income	$1.13	$1.11	$1.03

Diluted earnings per share:
As reported
Income from continuing operations	$1.17	$1.09	$0.98
Loss from discontinued operations	(0.07)	(0.01)	—

Net income	$1.10	$1.08	$0.98

Pro forma
Income from continuing operations	$1.16	$1.08	$0.98
Loss from discontinued operations	(0.07)	(0.01)	—

Net income	$1.09	$1.07	$0.98

The remaining unrecognized compensation for fair value stock options was approximately $211 as of December 31, 2004.
The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
of stock options. There were no options issued in 2004. The following are the weighted averages of the assumptions used to estimate the fair value of the options:

	2003	2002

Risk-free interest rate	1.17%	1.68%
Dividend yield rate	3.23%	2.74%
Price volatility	40.87%	41.74%
Expected life of options	8 years	8 years
Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

(p)	Reclassifications
Certain amounts in previous years may have been reclassified to conform to the 2004 financial statement presentation.

(2)	Restrictions on Cash Balance
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2004 and 2003 was approximately $2,686 and $1,138, respectively, and was met by holding cash with the Federal Reserve Bank.

(3)	Investment Securities
The amortized costs and market values of investment securities at December 31, 2004 and 2003 are as summarized:

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value
December 31, 2004:

Investments available for sale:
U.S. government agency securities	$10,535	$9	$(15)	$(47)	$10,482
Pass-through securities	214	6	—	—	220
Corporate obligations	999	—	—	(12)	987
Preferred stock	504	—	—	—	504
State and political subdivisions	6,819	292	—	—	7,111

Total investment securities available for sale	$19,071	$307	$(15)	$(59)	$19,304

(Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value
December 31, 2003:

Investments available for sale:
U.S. government agency securities	$13,561	$21	$—	$(96)	$13,486
Pass-through securities	416	12	—	—	428
Corporate obligations	998	5	—	—	1,003
Preferred stock	504	—	—	—	504

Total investment securities available for sale	$15,479	$38	$—	$(96)	$15,421

Investments held to maturity:
State and political subdivisions	$14,745	$864	$—	$—	$15,609

Total investment securities held to maturity	$14,745	$864	$—	$—	$15,609

Certain investment securities shown in the preceding table currently have fair values less than amortized cost and therefore contain unrealized losses. As of December 31, 2004 and 2003, the Company had 10 investment securities for both periods, respectively, that were in an unrealized loss position. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.
In the second quarter of 2004, the Company transferred all of the municipal securities from held to maturity to available for sale as a result of management’s review of the Company’s liquidity needs, the asset/liability position, the scheduled maturities and the rate environment trends. The amortized cost of the transferred securities was $14,267 with a fair market value of $14,679 and a related net unrealized gain of $412. The Company sold $5,799 of available for sale securities, which had an amortized cost of $5,661. The gross realized gain was $195 and the gross realized loss was ($51).
See Part II, Item 8. Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The amortized cost and market value of investment securities by contractual maturity at December 31, 2004 are as follows:

	Dates of Maturities

	Under	1-5	5-10	Over
	1 year	years	years	10 years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$2,009	$7,548	$978	$—	$10,535
Market value	1,995	7,501	986	—	10,482
Pass-through securities:
Amortized cost	—	214	—	—	214
Market value	—	220	—	—	220
Corporate obligations:
Amortized cost	—	999	—	—	999
Market value	—	987	—	—	987
Preferred stock:
Amortized cost	—	—	—	504	504
Market value	—	—	—	504	504
State and political subdivisions:
Amortized cost	2,441	3,673	705	—	6,819
Market value	2,489	3,872	750	—	7,111

Total amortized cost	4,450	12,434	1,683	504	19,071
Total market value	$4,484	$12,580	$1,736	$504	$19,304

Included in other assets is accrued interest on investment securities amounting to $106 and $182 as of December 31, 2004 and 2003, respectively.
At December 31, 2004 and 2003, investment securities with recorded values of $9,262 and $5,895, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.
(4) Loans and Allowance for Loan Losses
The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, was as follows:

	December 31

	2004	2003

Commercial loans	$80,927	$87,371
Real estate mortgages(1)	219,522	168,748
Real estate construction loans	105,940	70,974
Consumer loans	173,216	172,406

Subtotal	579,605	499,499
Less:
Allowance for loan losses	(7,903)	(6,116)
Deferred loan fees, net	375	420

Net loans	$572,077	$493,803

(1)	Excludes loans held for sale of $8,311 and $8,251 in 2004 and 2003, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
Included in other assets is accrued interest on loans receivable amounting to $2,340 and $2,905 as of December 31, 2004 and 2003, respectively.
The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2004	2003	2002

Beginning balance	$6,116	$5,514	$4,308
Provision for loan losses	3,500	3,200	3,866
Recoveries	628	597	382
Charge-offs	(2,341)	(3,195)	(3,042)

Ending balance	$7,903	$6,116	$5,514

At December 31, 2004, 2003 and 2002, the Company had nonperfoming loans, which consisted entirely of nonaccrual loans, of $2,812, $4,158 and $3,222, respectively. Of these nonaccrual loans and for the respective periods, $1,981, $1,016 and $1,777 had related valuation allowances of $477, $417 and $542, while $831, $3,142 and $1,445 did not require a valuation allowance. Average nonaccrual loans for 2004, 2003 and 2002 totaled $3,902, $3,587 and $2,964, respectively. The Company had no commitments to extend additional credit to borrowers with loans that were nonperfoming at December 31, 2004.
If interest income on nonaccrual loans had been accrued in accordance with their original terms, approximately $204, $224 and $220 of interest income would have been recorded for the years ended December 31, 2004, 2003 and 2002, respectively.
The Company’s recorded investment in certain loans that were considered to be impaired was $605, $2,563 and $0 at December 31, 2004, 2003 and 2002, respectively, none of which were classified as non-performing. Of these impaired loans, $605, $2,563 and $0 had a specific related loan loss reserve allowance of $394, $0 and $0, respectively. The average recorded investment in impaired loans for the years ended December 31, 2004, 2003 and 2002 was approximately $135, $639 and $0, respectively. For the years ended December 31, 2004, 2003 and 2002, interest income recognized on impaired loans totaled $42, $227 and $0, respectively, all of which was recognized on a cash basis.
(5) Premises and Equipment
Premises and equipment consisted of the following:

	December 31

	2004	2003

Land and buildings	$16,892	$15,778
Furniture and equipment	7,999	7,486
Land improvements	1,998	1,901
Computer software	1,660	1,613
Construction in progress	486	407

Subtotal	29,035	27,185
Less: accumulated depreciation	(8,660)	(7,371)

Total	$20,375	$19,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(6) Deposits
Deposits are summarized as follows:

	December 31

	2004	2003

CDs	$210,182	$187,561
Savings	55,742	42,215
Money market	167,238	149,940
Negotiable orders of withdrawal (“NOWs”)	52,019	46,025
Noninterest-bearing demand	77,820	75,756

Total	$563,001	$501,497

Certificates of deposit mature as follows:

	December 31, 2004

	Less than					Over
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	5 years	Total

CDs of $100,000 or more	$44,685	$10,123	$18,630	$16,862	$4,110	$—	$94,410
All other CDs	54,411	15,080	21,874	14,412	9,969	26	115,772

Total	$99,096	$25,203	$40,504	$31,274	$14,079	$26	$210,182

(7) FHLB Advances and Stock
The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.
A credit line has been established by FHLB for Whidbey Island Bank. The Bank may borrow from the FHLB in amounts up to 15% of its total assets. Advances on the line are collateralized by securities pledged in the amount of $1,002 and held in safekeeping by the FHLB, as well as supported by eligible real estate loans in the amount of $116,291.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
At December 31, 2004 and 2003, the Bank had overnight borrowings from the FHLB of $22,000 at a rate of 2.35% and $5,000 at a rate of 1.10%, respectively. Term FHLB notes consist of the following:

	December 31, 2004		December 31, 2003

		Weighted average		Weighted average
Date of maturity	Amount	interest rate	Amount	interest rate

2004	—	—	7,500	3.97%
2005	5,000	4.38%	5,000	4.38%

Total	$5,000		$12,500

	December 31

	2004	2003

Average balance	$8,839	$14,753
Maximum amount outstanding at any month end	12,500	15,000
(8) Trust Preferred Securities and Junior Subordinated Debentures
Washington Banking Capital Trust I (a statutory business trust) is a wholly-owned subsidiary of WBCO created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by WBCO. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On December 31, 2004 the rate was 5.72%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Trust are owned by WBCO. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.
Pursuant to FIN 46R, the Company deconsolidated the trust beginning first quarter of 2004 and began to report the junior subordinated debentures within the liabilities section of the statement of financial condition. Prior to deconsolidation, the Trust and the related trust preferred securities were included within borrowings as a separate line item in WBCO’s statement of financial condition.
(9) Income Taxes
Income tax expense (benefit) consisted of the following:

	December 31

	2004	2003	2002

Federal:
Current tax expense	$3,615	$3,173	$3,107
Deferred tax expense (benefit)	(630)	(409)	(388)
State current tax expense	—	34	—

Total	$2,985	$2,798	$2,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax basis:

	December 31

	2004	2003

Deferred tax assets:
Loan loss allowances	$2,549	$1,838
Deferred compensation	248	181
Deferred loan fees	145	136
Other	62	142
Market value adjustment of investment securities available for sale	—	21

Total deferred tax assets	3,004	2,318
Deferred tax liabilities:
Premises and equipment	526	471
FHLB stock	210	188
Market value adjustment of investment securities available for sale	79	—

Total deferred tax liabilities	815	659

Deferred tax assets, net	$2,189	$1,659

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2004		2003		2002

Income tax expense at federal statutory rate	$3,241	34%	$3,014	34%	$2,739	34%
Interest income on tax-exempt securities	(297)	(3%)	(241)	(3%)	(264)	(3%)
Other, net	41	—	(9)	—	244	3%
State tax, net of federal tax benefit	—	—	34	—	—	—

Total	$2,985	31%	$2,798	31%	$2,719	34%

There was no valuation allowance for deferred tax assets as of December 31, 2004 or 2003. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset of $3,004 and $2,318 at December 31, 2004 and 2003, respectively, will be realized in the normal course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10)	Earnings Per Share
The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2004

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$6,176	5,407,012	$1.14
Effect of dilutive securities: stock options	—	188,435	(0.04)

Diluted EPS	$6,176	5,595,447	$1.10

	Year Ended December 31, 2003

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,967	5,341,461	$1.12
Effect of dilutive securities: stock options	—	207,220	(0.04)

Diluted EPS	$5,967	5,548,681	$1.08

	Year Ended December 31, 2002

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,337	5,153,317	$1.04
Effect of dilutive securities: stock options	—	288,145	(0.06)

Diluted EPS	$5,337	5,441,462	$0.98

On February 26, 2004, the Board of Directors issued a 15% stock dividend to shareholders of record as of February 10, 2004. On October 24, 2002, the Board of Directors issued a 10% stock dividend to shareholders of record as of October 8, 2002. All periods presented have been restated to reflect the stock dividends. At December 31, 2004, 2003 and 2002, there were options to purchase 339,377, 416,463 and 499,330 shares of common stock outstanding, respectively, of which zero shares were antidilutive.
(11) Employee Benefit Plans
     (a) Severance Agreements
The Company has in place executive severance agreements with seven officers including its Chief Executive Officer. The Board of Directors have determined that it is in the best interests of the Company and its shareholders to terminate the existing executive severance agreements. Mr. Cann’s executive severance agreement is to be replaced with an executive employment agreement and executive employment agreements will be offered to the Company’s Chief Financial Officer and Chief Operating Officer. The Company is in the process of putting in place the executive employment agreements. The agreements will provide benefits in certain circumstances following termination without cause and termination following a change of control of the Company. The other officers currently party to an executive severance agreement have been provided notice of termination of the agreements and have been given three options: (1) keep the severance agreement in place until it terminates by its terms in fifteen months after notice of termination; (2) elect to receive a grant of restricted stock of the Company valued at 20% of the officer’s 2004 W-2 reportable wages, upon termination of the severance agreement or (3) elect to receive a cash payment equal to 10% of the officer’s 2004 W-2 reportable wages upon immediate termination of the severance agreement. The officers are in the process of making their

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
elections and must make their election by March 31, 2005. Any restricted stock granted will vest over three years and will be expensed by the Company over the vesting period.
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
The Company’s contributions for the years ended December 31, 2004, 2003 and 2002 under the employee matching feature of the plan were $196, $176 and $151, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 5% of the compensation deferred in 2004, 2003 and 2002, respectively. There were no contributions under the profit sharing portion of the plan in 2004, 2003 or 2002.
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
     (d) Bank Owned Life Insurance
During the second quarter of 2004, the Bank made a $10,000 investment in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free from the increase in the policies’ underlying investments made by the insurance company. WIB is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.
(12) Stock Option Plans
Shares and option prices have been adjusted for stock splits and stock dividends.
In 1992, the Bank’s shareholders approved the adoption of an employee stock option plan, providing for the award of up to 569,250 shares of Company common stock pursuant to nonqualified or incentive stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
options to employees of the Bank at the discretion of a committee appointed by the Board of Directors. In addition to the employee stock option plan adopted in 1992, in 1993 the Bank’s shareholders approved the adoption of a director stock option plan, providing for the award of up to 189,750 shares of Company common stock pursuant to nonqualified stock options to directors of the Bank at the discretion of the Board of Directors. The 1993 plan does not affect any options granted under the 1992 plan. In 1996, the Bank’s shareholders approved the transfer of both stock option plans to the Company.
In 1998 the shareholders of the Company approved the adoption of the 1998 Stock Option and Restricted Stock Award Plan (“1998 Plan”), which allows for the award of up to 203,665 shares of Company common stock plus any shares subject to stock options under the 1992 and 1993 plans that are forfeited, expire or are cancelled. At December 31, 2004, there were 59,866 shares available under the 1998 Plan. The 1998 Plan terminated further stock option grants from the 1992 and 1993 plans.
Under these stock option plans, on the date of grant, the exercise price of nonqualified stock options must at least equal the Company’s net book value per share issued, and the exercise price of incentive stock options must at least equal the market value of the Company’s common stock.
Stock options vest in 20% increments over five years and expire five years after they become fully vested.
The following table summarizes incentive stock option activity under the 1992 and 1998 plans:

	Years Ended December 31

	2004		2003		2002

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	320,777	$6.22	377,511	$4.88	415,553	$3.97
Grants	—	—	36,161	10.32	58,742	7.65
Exercised	(57,397)	3.03	(92,895)	2.38	(92,454)	2.43
Expired, cancelled or forfeited	(5,458)	8.39	—	—	(4,330)	8.93

Balance at end of year	257,922	$6.88	320,777	$6.22	377,511	$4.88

Financial data pertaining to outstanding incentive stock options under the 1992 and 1998 plans were as follows:

December 31, 2004

		Exercise price
Total shares	Vested shares	per share	Expiration

49,781	49,781	$ 3.23	December 31, 2005
4,745	4,745	3.35	April 1, 2006
32,258	32,258	4.24	December 31, 2006
46,489	46,489	7.31	December 31, 2007
43,643	43,643	9.49	December 31, 2008
45,702	18,281	7.51	January 1, 2012
1,733	693	10.25	February 29, 2012
29,853	5,971	10.25	January 2, 2013
3,718	744	10.90	February 19, 2013

257,922	202,605

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table summarizes stock option activity of the nonqualified shares under the 1993 and 1998 plans:

	Years Ended December 31

	2004		2003		2002

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	95,686	$6.93	121,820	$4.79	99,050	$4.17
Grants	—	—	16,560	10.90	22,770	7.51
Exercised	(14,231)	2.42	(42,694)	2.37	—	—
Expired, cancelled or forfeited	—	—	—	—	—	—

Balance at end of year	81,455	$7.72	95,686	$6.93	121,820	$4.79

Financial data pertaining to outstanding nonqualified stock options under the 1993 and 1998 plans were as follows:

December 31, 2004

		Exercise price
Total shares	Vested shares	per share	Expiration

7,590	7,590	$ 3.23	December 31, 2005
34,535	34,535	7.31	December 31, 2007
22,770	9,108	7.51	May 16, 2012
16,560	3,312	10.90	February 19, 2013

81,455	54,545

Pro forma information regarding net income and earnings per share, as required by SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 1(o) of Notes to Consolidated Financial Statements.

(13)	Regulatory Capital Matters
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.
Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines.
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2004, the Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2004 and 2003 periods, respectively:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2004:
Total risk-based capital (to risk-weighted assets)
Consolidated	$72,346	11.40%	$50,771	8.00%	$	N/A
Whidbey Island Bank	69,913	11.03%	50,694	8.00%		63,368	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	64,443	10.15%	25,386	4.00%		N/A
Whidbey Island Bank	62,010	9.79%	25,347	4.00%		38,021	6.00%
Tier 1 capital (to average assets)
Consolidated	64,443	9.87%	26,119	4.00%		N/A
Whidbey Island Bank	62,010	9.51%	26,079	4.00%		32,599	5.00%

December 31, 2003:
Total risk-based capital (to risk-weighted assets)
Consolidated	$65,514	12.01%	$43,656	8.00%	$	N/A
Whidbey Island Bank	63,603	11.69%	43,543	8.00%		54,429	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	59,197	10.85%	21,828	4.00%		N/A
Whidbey Island Bank	57,487	10.56%	21,772	4.00%		32,657	6.00%
Tier 1 capital (to average assets)
Consolidated	59,197	10.17%	23,279	4.00%		N/A
Whidbey Island Bank	57,487	9.89%	23,240	4.00%		29,050	5.00%
In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand.

(14)	Fair Value of Financial Instruments
Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of values. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications; therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
          (b) Interest-earning Deposits
The carrying values of interest-earning deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.
          (c) Securities
The fair value of all investment securities, excluding FHLB stock, is based upon quoted market prices. FHLB stock is not publicly traded, however, it may be redeemed on a dollar-for-dollar basis for any amount the Bank is not required to hold. The fair value is therefore equal to the carrying value. The fair value of federal funds sold is equal to the carrying value due to the short-term nature of the financial instrument.
          (d) Loans
The loan portfolio is composed of commercial, consumer, real estate construction and real estate loans. The carrying value of variable rate loans approximates their fair value. The fair value of fixed rate loans is estimated by discounting the estimated future cash flows of loans, sorted by type and security, by the weighted average rate of such loans and rising rates currently offered by the Bank for similar loans.
          (e) Deposits
For deposits with no contractual maturity such as checking accounts, money market accounts and savings accounts, fair values approximate book values. The fair value of certificates of deposit is based on discounted cash flows using the difference between the actual deposit rate and an alternative cost of funds rate, currently offered by the Bank for similar types of deposits.
          (f) Trust Preferred Securities/Junior Subordinated Debentures
The fair value of trust preferred securities is estimated at their recorded value due to the cost of the instrument re-pricing on a quarterly basis.
          (g) Other Borrowed Funds
Other borrowed funds consist of FHLB advances. The carrying amount of FHLB advances is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates of similar types of borrowing arrangements.
          (h) Accrued Interest
The carrying value of accrued interest approximates fair value.
          (i) Off-Balance Sheet Items
Commitments to extend credit represent the principal category of off-balance sheet financial instruments (see Note 16). The fair value of these commitments is not material since they are for relative short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2004		2003

	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$16,814	$16,814	$15,454	$15,454
Interest-earning deposits	1,119	1,119	356	356
Federal funds sold	—	—	4,795	4,795
FHLB stock	1,976	1,976	2,280	2,280
Investment securities:
Available for sale	19,304	19,304	15,421	15,421
Held to maturity	—	—	14,745	15,609
Loans held for sale	8,311	8,311	8,251	8,251
Loans	579,980	578,048	499,919	498,582
Accrued interest receivable	2,446	2,446	3,088	3,088
Financial liabilities:
Deposits	563,001	562,507	501,497	501,031
FHLB overnight borrowings	22,000	22,000	5,000	5,000
Junior subordinated debentures	15,007	15,007	—	—
Trust preferred securities	—	—	15,000	15,000
Other borrowed funds	5,000	5,000	12,500	12,473
Accrued interest payable	834	834	710	710
(15) Washington Banking Company Information
The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31

	2004	2003
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$1,343	$132
Other assets	477	860
Investment in subsidiaries	62,778	58,375

Total assets	$64,598	$59,367

Liabilities:
Junior subordinated debentures	$15,007	$15,007
Shareholders’ equity:
Common stock	31,516	31,125
Retained earnings	17,928	13,273
Accumulated other comprehensive income, net	147	(38)

Total shareholders’ equity	49,591	44,360

Total liabilities and shareholders’ equity	$64,598	$59,367

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2004	2003	2002
Condensed Statements of Income
Interest income:
Interest-earning deposits	$5	$1	$1
Common securities	24	23	13

Total interest income	29	24	14
Interest expense:
Junior subordinated debentures	782	742	424

Net interest income (loss)	(753)	(718)	(410)
Noninterest expense	503	591	185

Loss before income tax benefit and undistributed earnings of subsidiaries	(1,256)	(1,309)	(595)
Income tax benefit	479	445	202

Loss before undistributed earnings of subsidiaries	(777)	(864)	(393)
Undistributed earnings of subsidiaries	4,173	3,880	4,384
Dividend income from the Bank	3,150	3,007	1,346
Loss from discontinued operations	(370)	(56)	—

Net income	$6,176	$5,967	$5,337

	Years Ended December 31

	2004	2003	2002
Condensed Statements of Cash Flows
Operating activities:
Net income from continuing operations	$6,546	$6,023	$5,337
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(4,173)	(3,880)	(4,384)
Stock option compensation	23	23	14
Other assets	375	(451)	(224)
Other liabilities	—	—	(100)

Cash flows provided by operating activities	2,771	1,715	643

Investing activities:
Investment in subsidiaries	(247)	(773)	(15,019)
Financing activities:
Dividends paid to shareholders	(1,521)	(1,303)	(1,087)
Proceeds from exercise of stock options and stock issuances	208	323	218
Proceeds from junior subordinated debentures	—	—	15,006

Cash flows provided by financing activities	(1,313)	(980)	14,137

Net increase (decrease) in cash and cash equivalents	1,211	(38)	(239)
Cash and cash equivalents at beginning of year	132	170	409

Cash and cash equivalents at end of year	$1,343	$132	$170

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(16) Commitments

(a)	Leasing Arrangements
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
The Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

December 31, 2004

2005	$337
2006	299
2007	281
2008	207
2009	180
Thereafter	860

Total	$2,164

Rent expense applicable to operating leases for the years ended December 31, 2004, 2003 and 2002 was $336, $357 and $225, respectively.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2004.
The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2004 and 2003.
Commitments to extend credit were as follows:

December 31, 2004

Loan commitments
Fixed rate	$24,286
Variable rate	110,950
Standby letters of credit	467

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
          (c)     Lines of Credit
The Company had a line of credit with the FHLB of $98,398 at December 31, 2004, of which $22,000 was used from FHLB overnight borrowings and $5,000 in short-term borrowings was outstanding. The Company also had unused lines of credit with financial institutions amounting to $27,000 at December 31, 2004.
(17) Mortgage Loan Commitments and Loans Held for Sale
The Company was exposed to market risk on outstanding mortgage loan commitments and unsold residential mortgage loans held-for-sale during the first six months of 2004. As part of its risk management processes, the Company executed a program to limit portions of this risk through the use of derivative financial instruments, principally forward sales of mortgage-backed securities, and mandatory delivery contracts. The Company held open forward contracts to deliver Fannie Mae and Ginnie Mae mortgage-backed securities at a future date which, in conjunction with uncommitted mortgage loans held-for-sale, eliminated a portion of the market risk for a specified price. Pursuant to the requirements of SFAS No. 133, the estimated value of these derivative contracts were recognized in the accompanying financial statements at their estimated fair value. The Company did not use hedge accounting for this program because the estimated benefits from applying hedge accounting were not significant. Since the discontinuation of WFG in the second quarter of 2004, the Company has not used derivitive financial instruments as a hedge against market risk on outstanding mortgage loan commitments nor unsold residential mortgage loans held-for-sale.
The following table summarizes the Company’s open positions and related gains and losses at December 31, 2003:

	2003

	Notional	Fair
	amount	value

Interest-rate-locked loan commitments	$6,744	$2
Forward sales of loans and mortgage-backed securities	6,000	(46)
(18) Related Party Transactions
As of December 31, 2004 and 2003, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $7,213 and $7,199, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. During the year ended December 31, 2004, total principal additions were $15,795 and total principal payments were $18,342.
Deposits from related parties held by the Bank at December 31, 2004 and 2003 totaled $5,086 and $3,651, respectively.
(19) Contingencies
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(20) Subsequent Events
On January 20, 2005, the Board of Directors declared a cash dividend of $0.0725 per share to shareholders of record as of February 7, 2005, payable on February 22, 2005.
(21) Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2004

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$9,085	$9,361	$9,861	$10,157
Interest expense	2,099	2,179	2,261	2,343

Net interest income	6,986	7,182	7,600	7,814
Provision for loan losses	825	775	725	1,175

Net interest income after provision for loan losses	6,161	6,407	6,875	6,639
Noninterest income	1,382	1,733	1,685	1,916
Noninterest expense	5,705	5,906	5,789	5,867

Income before provision for income taxes	1,838	2,234	2,771	2,688

Provision for income taxes	620	742	915	708
Income from continuing operations, net of tax	1,218	1,492	1,856	1,980
Loss from discontinued operations, net of tax	(123)	(247)	—	—

Net income	$1,095	$1,245	$1,856	$1,980

Basic earnings per share
Continuing operations	$0.22	$0.28	$0.34	$0.37
Discontinued operations	(0.02)	(0.05)	—	—

Net basic earnings per share	$0.20	$0.23	$0.34	$0.37

Diluted earnings per share
Continuing operations	$0.22	$0.27	$0.33	$0.35
Discontinued operations	(0.02)	(0.05)	—	—

Net diluted earnings per share	$0.20	$0.22	$0.33	$0.35

Cash dividends declared per share (1)	$0.0630	$0.0725	$0.0725	$0.0725

(1)	Adjusted for the 15% stock dividend distributed on February 26, 2004.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2003
(Continued)
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$8,698	$9,035	$9,154	$9,026
Interest expense	2,340	2,248	2,133	2,047

Net interest income	6,358	6,787	7,021	6,979
Provision for loan losses	763	837	838	762

Net interest income after provision for loan losses	5,595	5,950	6,183	6,217
Noninterest income	1,438	1,421	1,653	1,378
Noninterest expense	5,062	5,146	5,303	5,503

Income before provision for income taxes	1,971	2,225	2,533	2,092

Provision for income taxes	674	781	869	474
Income from continuing operations, net of tax	1,297	1,444	1,664	1,618
Income (loss) from discontinued operations, net of tax	(57)	(24)	86	(61)

Net income	$1,240	$1,420	$1,750	$1,557

Basic earnings per share
Continuing operations	$0.24	$0.27	$0.31	$0.30
Discontinued operations	(0.01)	—	0.02	(0.01)

Net basic earnings per share	$0.23	$0.27	$0.33	$0.29

Diluted earnings per share
Continuing operations	$0.24	$0.26	$0.30	$0.29
Discontinued operations	(0.01)	—	0.01	(0.01)

Net diluted earnings per share	$0.23	$0.26	$0.31	$0.28

Cash dividends declared per share(1)	$0.06	$0.06	$0.06	$0.06

(1)	Adjusted for the 15% stock dividend distributed on February 26, 2004.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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
Item 9B. Other Information
None
PART III
Item 10. Directors and Executive Officers of the Registrant
Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” beginning at page 4 of the Company’s definitive Proxy Statement dated March 25, 2005 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 28, 2005.
The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.
The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” beginning at page 17 of the Proxy Statement.
Item 11. Executive Compensation
For information concerning executive compensation see “Executive Compensation” beginning at page 9 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” beginning at page 3 of the Proxy Statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions
For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” beginning at page 17 of the Proxy Statement, which is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services
For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” beginning at page 22 of the Proxy Statement, which is incorporated herein by reference.
PART IV
Item 15. Exhibits, Financial Statement Schedules
          (a) Financial Statements:
The following financial statements of the Company are included in this Form 10-K.

Page

33	Report of Independent Registered Public Accounting Firm
34	Consolidated Statements of Financial Condition — December 31, 2004 and 2003
35	Consolidated Statements of Income — Years Ended December 31, 2004, 2003 and 2002
36	Consolidated Statements of Shareholders’ Equity — Years Ended December 31, 2004, 2003 and 2002
37	Consolidated Statements of Comprehensive Income — Years Ended December 31, 2004, 2003 and 2002
38	Consolidated Statements of Cash Flows — Years Ended December 31, 2004, 2003 and 2002
39	Notes to Consolidated Financial Statements
          (b) Exhibits:
See “Index to Exhibits.”

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th of March, 2005.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 24th of March, 2005.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Richard A. Shields

Richard A. Shields
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 24, 2005, as attorney-in-fact for the following directors who constitute a majority of the board of directors.
Jerry C. Chambers
Marlen L. Knutson
Karl C. Krieg, III
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Alvin J. Sherman
Edward J. Wallgren

By /s/ Michal D. Cann

Michal D. Cann
Attorney-in-fact
March 24, 2005

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)

3.2	Amended and Restated Articles of Incorporation of the Company(1)

3.3	Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)

4.2	Stock Repurchase Plan(3)

4.3	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request

10.1	1992 Employee Stock Option Plan(1)

10.2	1993 Director Stock Option Plan(1)

10.3	1998 Stock Option and Restricted Stock Award Plan(2)

10.4	Form of Severance Agreement(1)

21	Subsidiaries of the Registrant

23	Consent of Moss Adams LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.