Form 10-Q
period 2005-03-31
WASHINGTON BANKING CO
filed 2005-05-13
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]       Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

(360) 679-3121
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.   Yes  [   ]    No  [X]

The number of shares of the issuer’s Common Stock outstanding at April 30, 2005 was 5,470,628.

i

PART I — FINANCIAL INFORMATION

Item 1.     Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition
March 31, 2005 and December 31, 2004 (unaudited)
(Dollars in thousands)

Assets	March 31, 2005	December 31, 2004
Cash and due from banks	$20,855	$16,814
($435 and $2,686, respectively, are restricted)
Interest-bearing deposits	736	1,119
Federal funds sold	1,005	—

Total cash, restricted cash, and cash equivalents	22,596	17,933

Investment securities available for sale	19,059	19,304

Subsidiary investment in the Trust	283	295
Federal Home Loan Bank stock	1,984	1,976

Loans held for sale	5,684	8,311

Loans receivable	590,431	579,980
Allowance for loan losses	(8,052)	(7,903)

Total loans, net	582,379	572,077

Premises and equipment, net	20,987	20,375
Bank owned life insurance	10,302	10,217
Other assets	8,842	7,236

Total assets	$672,116	$657,724

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$85,891	$77,820
Interest-bearing	288,159	274,999
Time deposits	213,489	210,182

Total deposits	587,539	563,001

Other borrowed funds	14,000	27,000
Junior subordinated debentures	15,007	15,007
Other liabilities	4,395	3,125

Total liabilities	620,941	608,133

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 10,000,000 shares:
issued and outstanding 7,290,824 and 7,239,052 shares
at March 31, 2005 and December 31, 2004, respectively (1)	31,586	31,516
Retained earnings	19,576	17,928
Accumulated other comprehensive income	13	147

Total shareholders’ equity	51,175	49,591

Total liabilities and shareholders’ equity	$672,116	$657,724

(1)  Adjusted for the 4-for-3 stock split declared on March 24, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31
	2005	2004
Interest income:
Interest and fees on loans	$10,094	$8,773
Interest on taxable investment securities	88	108

Interest on tax exempt investment securities	80	163
Other	31	41

Total interest income	10,293	9,085

Interest expense:
Interest on deposits	2,117	1,773
Interest on other borrowings	169	146
Interest on junior subordinated debentures	237	180

Total interest expense	2,523	2,099

Net interest income	7,770	6,986

Provision for loan losses	425	825

Net interest income after provision for loan losses	7,345	6,161
Noninterest income:
Service charges and fees	699	746
Income from the sale of loans	172	278
SBA premium income	112	36
Other	678	322

Total noninterest income	1,661	1,382
Noninterest expense:
Salaries and benefits	3,431	3,485
Occupancy and equipment	957	971
Office supplies and printing	185	153
Data processing	118	116
Consulting and professional fees	266	131
Other	1,030	849

Total noninterest expense	5,987	5,705

Income before income taxes and discontinued operations	3,019	1,838

Provision for income taxes	976	620

Income from continuing operations	2,043	1,218
Loss from discontinued operations, net of tax	—	(123)

Net income	$2,043	$1,095

Earnings (loss) per common share, basic (1)
Continuing operations	$0.28	$0.17
Discontinued operations	—	(0.02)

Net income per share	$0.28	$0.15

Earnings (loss) per common share, diluted (1)
Continuing operations	$0.27	$0.17
Discontinued operations	—	(0.02)

Net income per share	$0.27	$0.15

Average number of shares outstanding, basic (1)	7,249,213	7,185,039
Average number of shares outstanding, diluted (1)	7,521,261	7,461,497

(1) Adjusted for the 4-for-3 stock split declared on March 24, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars and shares in thousands, except per share data)
	Common stock		Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	earnings	income (loss)	equity
Balances at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360
Comprehensive income:
Net income	—	—	1,095	—	1,095
Net unrealized gain on securities available for sale, net of tax of $50	—	—	—	97	97

Total comprehensive income					1,192

Cash dividend, $0.054 per share (1)	—	—	(343)	—	(343)
Stock option compensation	—	6	—	—	6
Stock options exercised	51	150	—	—	150

Balances at March 31, 2004	5,409	$31,281	$14,025	$59	$45,365

Balances at December 31, 2004	5,429	$31,516	$17,928	$147	$49,591
Comprehensive income:
Net income	—	—	2,043	—	2,043
Net unrealized loss on securities available for sale, net of tax of ($79)	—	—	—	(134)	(134)

Total comprehensive income					1,909

Cash dividend, $0.054 per share (1)	—	—	(395)	—	(395)
Stock option compensation	—	6	—	—	6
Four-for-three stock split	1,810	—	—	—	—
Stock options exercised (1)	16	64	—	—	64
Restricted Stock (1)	35	637	—	—	637
Unearned Restricted Stock (1)	—	(637)	—	—	(637)

Balances at March 31, 2005	7,290	$31,586	$19,576	$13	$51,175

(1) Adjusted for the 4-for-3 stock split declared on March 24, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$2,043	$1,218

Adjustments to reconcile net income to net cash
provided by operating activities:
Federal Home Loan Bank stock dividends	(8)	(23)
Amortization of investment premiums, net	7	8
Net decrease (increase) in subsidiary investment	19	(327)
Earnings on bank owned life insurance	(85)	—
Provision for loan losses	425	825
Net decrease (increase) in loans held for sale	2,627	(685)
Depreciation and amortization of premises and equipment	399	450
Net gain on sale of premises and equipment	(95)	—
Net (gain) loss on sale of other real estate	(7)	14
Write-downs of other real estate	85	—
Increase in other assets	(1,236)	(122)
Increase (decrease) in other liabilities	680	(351)

Cash flows from continuing operating activities	4,854	1,007
Loss from discontinued operations	—	(123)

Cash flows from operating activities	4,854	884

Cash flows from investing activities:
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	25	3,063
Maturities/calls of investment securities held to maturity	—	160
Net increase in loans	(10,780)	(22,243)
Purchases of premises and equipment	(1,357)	(483)
Proceeds from the sale of other real estate owned and premises and equipment	714	47

Cash flows from investing activities	(11,398)	(19,456)

Cash flows from financing activities:
Net increase in deposits	24,538	45,838
Net decrease in FHLB overnight borrowings	(13,000)	(5,000)
Dividends paid on common stock	(395)	(343)
Proceeds from stock options exercised	64	150

Cash flows from financing activities	11,207	40,645

Net change in cash and cash equivalents	4,663	22,073
Cash and cash equivalents at beginning of period	17,933	20,605

Cash and cash equivalents at end of period	$22,596	$42,678

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$53	$—
Cash paid for interest	2,510	2,046
Cash paid for income taxes	220	—
Deconsolidation of trust preferred securities	—	15,000

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

(1)     Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business

              Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2005, WBCO had two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

              The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO. The Company deconsolidated the Trust in 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”).

              Washington Funding Group, Inc., a wholesale mortgage real estate lending company (“WFG”), was a former subsidiary of the Company, which was a Washington State corporation formed in January 2003. The primary purpose of this subsidiary was to provide a loan-funding source for brokers of mortgage loans. The loans were originated and sold in the name of the Bank. The Company closed WFG’s operations effective June 30, 2004.

(b)	Basis of Presentation

              The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2005. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

(c)	Segments

              Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and identified two reportable segments: WIB and the discontinued operations of WFG, both wholly-owned subsidiaries of Washington Banking Company. Due to the discontinuation of WFG in the second quarter of 2004, the Company currently has only one segment, WIB, and is not required to disclose segment reporting by this standard.

(d)	Reclassifications

              Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2005 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

(2)     Recent Financial Accounting Pronouncements

              In December 2004, FASB issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.

              As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25 intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. The adoption of SFAS No. 123R’s fair value method will have an impact on the Company’s result of operations, although it will have no impact on the overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123. Also, SFAS No. 123R requires the benefit of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.

              The SEC recently announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that are not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC’s new rule allows public companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC’s new rule does not change the accounting required by SFAS No. 123R; only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt SFAS No. 123R on January 1, 2006.

(3)     Earnings Per Share

              The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended March 31
	2005	2004
Weighted average shares-basic	7,249,213	7,185,039
Effect of dilutive securities: stock options	272,048	276,458

Weighted average shares-diluted	7,521,261	7,461,497

Adjusted for the 4-for -3 stock split declared March 24, 2005.

              The Company declared a 4-for-3 stock split on March 24, 2005. On February 26, 2004, the Company issued a 15% stock dividend to shareholders of record as of February 10, 2004. All periods presented have been restated to reflect the stock split and dividends. At March 31, 2005 and 2004, there were options to purchase 436,118 and 487,165 shares of common stock outstanding, respectively. For the three months ended March 31, 2005 and 2004 no options were antidilutive and therefore all were included in the computation of diluted net income per share.

(4)     Junior Subordinated Debentures

              The Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company on June 27, 2002. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On March 31, 2005 the rate was 6.31%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

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

(5)     Stock-Based Compensation

              The Company currently recognizes the financial effects of stock-based employee compensation based on the intrinsic value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. Generally, stock options are issued at a price equal to the fair value of the Company’s stock as of the grant date. Under APB 25, options issued in this manner do not result in the recognition of employee compensation in the Company’s financial statements.

        The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended March 31
	2005	2004
Net income, as reported	$2,043	$1,095
Stock compensation recognized, net of tax	4	4
Additional compensation for
fair value of stock options, net of tax	(15)	(15)

Pro forma net income	$2,032	$1,084

Basic earnings per share:
As reported
Income from continuing operations	$0.28	$0.17
Loss from discontinued operations	—	(0.02)

Net Income	$0.28	$0.15

Pro forma
Income from continuing operations	$0.28	$0.17
Loss from discontinued operations	—	(0.02)

Net Income	$0.28	$0.15

Diluted earnings per share:
As reported
Income from continuing operations	$0.27	$0.17
Loss from discontinued operations	—	(0.02)

Net Income	$0.27	$0.15

Pro forma
Income from continuing operations	$0.27	$0.16
Loss from discontinued operations	—	(0.02)

Net Income	$0.27	$0.14

Adjusted for the 4-for -3 stock split declared March 24, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

(6)     Subsequent Event

              On April 28, 2005, the Board of Directors declared a cash dividend of $.055 per share to shareholders of record as of May 10, 2005, payable on May 24, 2005.

(7)     Commitments

              Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2005. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of March 31, 2005.

              As of March 31, 2005 the commitments under these agreements were as follows:

Standby letters of credit and financial guarantees     $917

              At March 31, 2005, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at March 31, 2005.

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

              During the second quarter of 2004, the Company transferred all of the municipal securities from held to maturity to available for sale as a result of management’s review of the Company’s liquidity needs, the asset/liability position, the scheduled maturities and the rate environment trends. This transfer caused a related net unrealized gain of $412. In addition, the Company sold $5,799 of available for sale securities to help reposition the Company’s liability sensitive position against the anticipation of a rising rate environment. For liquidity purposes, the Company’s future security purchases will primarily be designated as available for sale. The investment portfolio consists of government agency securities, pass-through securities, corporate securities, municipal securities and preferred stock. No investment exceeds 10% of the shareholders’ equity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or the opening or acquisition of new branches are lower than expected; (4) there are greater than expected costs or difficulties related to the integration of acquisitions; (5) there is increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company is unable to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

              The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to enhancing value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. Management recognizes that growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel, and that earnings may be negatively affected. The Company’s primary long-term objectives are to improve profitability and operating efficiencies, to increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.

Financial Highlights

              The Company’s focus on improving credit quality at its Whidbey Island Bank subsidiary contributed to record net income in the first quarter of 2005. Revenues, on a fully tax-equivalent basis, grew from $8.5 million to $9.5 million, a 12.0% increase, while net income grew 87% to $2.0 million in the quarter ended March 31, 2005, compared to $1.1 million for the like quarter a year ago. The increase in net income is primarily the result of an improvement in the credit quality of our loan portfolio leading to a reduction in our allowance for loan losses and increases in our noninterest income primarily related to SBA premiums, ATM income and a nominal gain on the sale of premises and equipment.

              Earnings per diluted share increased 80% to $0.27, compared to $0.15 per diluted share in the first quarter of 2004. Results in the first quarter last year were negatively impacted by $0.02 per diluted share from the operating loss associated with WFG. Excluding this discontinued operation, earnings per diluted share grew 59% to $0.27, versus $0.17 in the first quarter of 2004. All per share data has been adjusted to reflect the 4-for-3 stock split.

              The Company’s profitability ratios have shown substantial improvement from a year ago, partially due to maximizing efficiencies. Return on average equity (“ROE”) improved to 16.38% and return on average assets (“ROA”) grew to 1.24% in the first quarter of 2005. In the first quarter last year, ROE was 9.85% and ROA was 0.74%, due in part to the operating loss of WFG.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

              The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets

Loans (1) (2)	$585,952	$10,112	7.00%	$515,732	$8,796	6.86%
Federal funds sold	1,680	10	2.41%	5,002	11	0.88%
Interest-earning cash	1,049	6	2.32%	684	2	1.18%
Investments:
Taxable	14,404	103	2.90%	17,303	136	3.16%
Non-taxable (2)	7,085	119	6.81%	14,584	242	6.67%

Interest-earning assets	610,170	10,350	6.88%	553,305	9,187	6.68%
Noninterest-earning assets	49,477			38,625

Total assets	$659,647			$591,930

Liabilities and
Shareholders’ equity

Deposits:
Interest demand and
money market	$217,329	$492	0.92%	$190,866	$360	0.76%
Savings	56,283	110	0.79%	43,480	85	0.79%
CDs	210,471	1,515	2.92%	198,656	1,328	2.69%

Interest-bearing deposits	484,083	2,117	1.77%	433,002	1,773	1.65%

Federal funds purchased	14,450	90	2.53%	5,489	15	1.10%
Junior subordinated debentures	15,007	237	6.40%	15,007	180	4.82%
Other borrowed funds	8,185	79	3.91%	12,592	131	4.18%

Interest-bearing liabilities	521,725	2,523	1.96%	466,090	2,099	1.81%
Noninterest-bearing deposits	85,022			78,728
Other noninterest-bearing liabilities	3,009			2,623

Total liabilities	609,756			547,441
Shareholders’ equity	49,891			44,489

Total liabilities and
shareholders’ equity	$659,647			$591,930

Net interest income		$7,827			$7,088

Net interest spread			4.92%			4.87%

Net interest margin			5.20%			5.15%

(1) Average balance includes nonaccrual loans. Interest earned includes loan fees of $291 and $227 for the three months ended March 31, 2005 and 2004, respectively.
(2) Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 34%. These adjustments were $57 and $102 for the three months ended March 31, 2005 and 2004, respectively. Fully tax-equivalent is a nonGAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin efficiency ratio for comparative purposes.

              The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates, presented on a 90/365-day basis. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	Three months ended March 31 2005 vs. 2004 Increase (decrease) due to
	Volume	Rate	Total
Assets:

Loans (1)	$1,211	$105	$1,316
Federal funds sold	1	(2)	(1)
Interest earning cash	1	3	4
Investments (1)	(112)	(44)	(156)

Total interest earning assets	$961	$202	$1,163

Liabilities:
Deposits
Interest demand and money
market	$54	$78	$132
Savings	25	—	25
Time deposits	82	105	187
Interest on other borrowed funds	42	33	75
Junior subordinated debentures	—	57	57
Other interest bearing liabilities	(43)	(9)	(52)

Total interest bearing liabilities	$262	$162	$424

(1) Interest on loans and investments is presented on a fully tax-equivalent basis.

Results of Operations

              Net Interest Income. The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, primarily from loans and investments, and interest expense on deposits and borrowings. Changes in net interest income result from changes in “volume”, changes in “spread,” and change in “margin.” Volume refers to the level of average interest-earning assets or interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to the ratio of net interest income to average earning assets and is influenced by the mix of interest-earning assets and interest-bearing liabilities as well as the relative proportion of interest-bearing liabilities to interest-earning assets.

              Average interest-earning assets for the first quarter of 2005 increased to $610.2 million, compared to $553.3 million for the quarter ended March 31, 2004, an increase of 10.3%, while the average yield on interest-earning assets increased to 6.88% in the first quarter of 2005, compared to 6.68% in first quarter of the prior year.

              Net interest income, on a fully tax-equivalent basis, for the first quarter of 2005 increased 10.4% to $7.8 million from $7.1 million for the first quarter of 2004, which was primarily due to earning higher yields on higher average volumes in commercial real estate and construction loans. The average yield on loans increased to 7.00% for the quarter ended March 31, 2005 from 6.86% for the first quarter of 2004.

              Offsetting the increase in interest income from loans was the Company’s reduced average investment in its securities portfolio during the first three months of 2005 compared to the like period in 2004. The Company sold $5.8 million in available-for-sale investment securities and did not reinvest the proceeds of $5.5 million in investment maturities during the second half of 2004 in anticipation of shifts in the interest rate market, as well as management’s review of the Company’s liquidity needs and asset/liability position.

              The Company incurred more expense in maintaining and generating additional funding during the first three months of 2005 compared to the like period in 2004. Average interest-bearing liabilities for the quarter ended March 31, 2005 increased to $521.7 million compared to $466.1 million a year ago, a growth of 11.9%. The average cost of interest-bearing liabilities increased in the first quarter of 2005 to 1.96% from 1.81% for the quarter ended March 31, 2004. Aside from competitive pressures to generate more deposit share in the market through CD campaigns and competitive offering rates, the Company’s junior subordinated debentures continued to contribute to the overall increase in interest expense. The Company’s recorded cost of the junior subordinated debentures is tied to the Three-Month LIBOR index plus 3.65% and is adjusted on a quarterly basis. The index has increased 59 basis points from 2.07% at December 31, 2004 to 2.66% at March 31, 2005.

              As a result of the above changes, the net interest spread widened to 4.92% for the quarter ended March 31, 2005 from 4.87% for the quarter ended March 31, 2004. In addition, net interest margin (net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) increased to 5.20% in the first quarter of 2005 from 5.15% in the first quarter of 2004. Management’s strategic objectives in utilizing low-cost funding sources have allowed the Company to maintain its net margin over time despite changes in the interest rate market.

              Provision for Loan Losses. The Company recorded a $425,000 provision for loan losses for the first quarter of 2005, compared to $825,000 for the like period a year ago. Net loan charge-offs were $276,000 for the first quarter of 2005, compared with $461,000 for the like period in the prior year. Due to improvements in credit quality, changes in the loan mix and moderate loan growth in the first quarter, the Company reduced the provision for loan losses. See additional discussion in the Total Loans section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

              Noninterest Income. Noninterest income increased $279,000, or 20.2%, in the first quarter of 2005 compared to the like period in 2004. Changes in noninterest income were primarily due to an increase of $203,000 from ATM income, premium income from the sale of SBA loans and a nominal gain from the sale of the Company’s former operations center located in Oak Harbor, Washington. In addition, the Company earned $161,000 in noninterest income generated by its Bank Owned Life Insurance (“BOLI”) investment and annuity income from non-deposit investment products. The Company did not earn BOLI income nor annuity income during the first three months of 2004 given that these investments were not introduced until the second half of 2004. Offsetting these increases were a decline of $47,000 in income from service charges and fees and a drop of $107,000 in income from the sale of loans. In the past, selling single-family residential loans to the secondary market contributed significantly to noninterest income, but slowing of refinancing mortgage activity caused a decrease in income from the sale of loans.

              Noninterest Expense. Noninterest expense increased by $282,000 in the first quarter of 2005, or 4.9% from a year ago. Two major contributors to noninterest expense — consulting and professional fees and other noninterest expense — increased 103.1% and 21.3%, respectively, for the quarter compared with the like period in 2004. During the first three months of 2005, the Company retained outside consultants to: evaluate operational efficiencies, provide a branch site analysis, and assess the Company’s strategic position. Salaries and benefits and occupancy and equipment remained flat during the first three months of 2005 compared to the like period one year ago.

              The Company focused its efforts on keeping expenses to a minimum despite initial costs generated by the opening of a new branch in Friday Harbor, Washington and the on-going costs associated with Sarbanes-Oxley Act compliance. As a result of consolidating back office operations and improving operating efficiencies, the company successfully managed noninterest expense during the first quarter of 2005.

              The efficiency ratio (noninterest expense divided by the sum of net interest income, on a fully tax-equivalent basis, plus noninterest income) improved to 63.10% for the first quarter 2005 compared to 67.36% for the like period in 2004.

              Income Taxes. For the first quarters of 2005 and 2004, the Company recorded income tax provisions of $976,000 and $620,000, respectively. The overall effective tax rate was approximately 32.3% and 33.7% for the three months ended March 31, 2005 and 2004, respectively.

Financial Condition

              Total Assets. Total assets grew to $672.1 million at March 31, 2005 from $657.7 million at December 31, 2004, an increase of 2.2%. This increase resulted mainly from growth in the loan portfolio, which was funded by deposit growth and earnings.

              Investment Securities. The Company’s total portfolio of investment securities decreased 1.3% to $19.1 million at March 31, 2005 from $19.3 million at December 31, 2004. The slight decrease was a result of the declines in market value and maturities of investments. No investment securities were purchased during the first quarter of 2005.

              Total Loans. The Company’s loan portfolio represents management’s efforts to diversify risk across a wide range of loan types and industries. Loan products include residential and commercial real estate loans, construction loans and consumer loans. Total loans were $590.4 million at March 31, 2005, representing a 1.8% increase from $580.0 million at December 31, 2004. The majority of the growth was in commercial real estate and direct consumer loans, which increased 4.6% and 4.1%, respectively, at March 31, 2005 compared to December 31, 2004. The increase in real estate commercial loans was due primarily to a few large commercial construction loans and land development projects. Home equity loans, as a portion of direct consumer loans increased by $2.2 million during the first quarter of 2005 compared to December 31, 2004, while remaining constant as a percentage of total loans between both periods. At March 31, 2005, loans held for sale were $5.7 million as compared to $8.3 million at December 31, 2004, a decrease of 31.6%. The rising interest rate environment has slowed mortgage-refinancing activity.

              The Company makes automobile and recreational vehicle loans for new and used vehicles originated indirectly by selected automobile dealers located in the Company’s market areas. Indirect loans were $98.1 million, or 55.5% of the consumer loan portfolio and 16.6% of the total loan portfolio at March 31, 2005. At December 31, 2004, indirect loans were $97.9 million, or 56.5% of the consumer loan portfolio and 16.9% of the total loan portfolio.

              Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	March 31, 2005		December 31, 2004
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$81,741	13.9%	$80,927	14.0%
Real estate mortgages:
One-to-four family residential (1)	43,825	7.4%	46,242	8.0%
Commercial	181,190	30.7%	173,280	29.9%

Total real estate mortgages	225,015	38.1%	219,522	37.9%
Real estate construction:
One-to-four family residential	65,625	11.1%	65,190	11.2%
Multi-family and commercial	41,164	7.0%	40,750	7.0%

Total real estate construction	106,789	18.1%	105,940	18.2%
Consumer:
Indirect	98,059	16.6%	97,856	16.9%
Direct	78,476	13.3%	75,360	13.0%

Total consumer	176,535	29.9%	173,216	29.9%

Subtotal	590,080	100.0%	579,605	100.0%
Less: allowance for loan losses	(8,052)		(7,903)
Deferred loan fees, net	351		375

Total loans, net	$582,379		$572,077

(1) Excludes loans held for sale.

              Allowance for Loan Losses. The Company increased its allowance for loan losses to $8.1 million at March 31, 2005 representing 1.36% of loans (excluding loans held for sale), from $7.9 million or 1.36% of loans (excluding loans held for sale) at December 31, 2004.

              The following table sets forth the changes in the Company’s allowance for loan losses:

	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Balance at beginning of period	$7,903	$6,116
Charge-offs:
Commercial	(108)	(131)
Real estate	(27)	—
Consumer
Direct	(131)	(124)
Indirect	(318)	(407)

Total charge-offs	$(584)	$(662)

(Continued)	Three Months Ended March 31
(Dollars in thousands)	2005	2004
Recoveries:
Commercial	$82	$44
Real estate	123	2
Consumer
Direct	21	38
Indirect	82	117

Total recoveries	308	201

Net charge-offs	(276)	(461)
Provision for loan losses	425	825

Balance at end of period	$8,052	$6,480

Indirect net charge-offs to average indirect loans (2)	0.96%	1.10%
Other net charge-offs to average other loans (1) (2)	0.03%	0.17%
Net charge-offs to average loans (1) (2)	0.19%	0.36%

(1) Excludes loans held for sale
(2) Net charge-offs are annualized

              Net loan charge-offs attributed to indirect loans were $236,000, representing 68.2% of net consumer charge-offs during the first quarter of 2005, compared to $290,000 or 77.1% of net consumer charge-offs for the like period in 2004.

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

              Nonperforming Assets. Nonperforming loans decreased to $2.7 million, or 0.45% of loans (excluding loans held for sale), at March 31, 2005 from $2.8 million, or 0.48% of loans (excluding loans held for sale), at December 31, 2004. The current allowance for loan losses of $8.1 million represents 303.28% of nonperforming loans as compared to 281.05% of nonperforming loans at December 31, 2004. Total impaired loans were $2.7 million at March 31, 2005, compared to $3.4 million at December 31, 2004.

              The following table sets forth an analysis of the composition of the Company’s nonperforming assets:

(Dollars in thousands)	March 31, 2005	December 31, 2004
Nonaccrual loans	$2,655	$2,812
Restructured loans	—	—

Total nonperforming loans	2,655	2,812
Other real estate owned	924	1,222

Total nonperforming assets	$3,579	$4,034

Impaired loans	—	605
Total impaired loans (1)	$2,655	$3,417

Accruing loans past due > 90 days	—	—

Potential problem loans	993	356
Allowance for loan losses	8,052	7,903

Nonperforming loans to loans (2)	0.45%	0.48%
Allowance for loan losses to loans (2)	1.36%	1.36%
Allowance for loan losses to nonperforming loans	303.28%	281.05%
Allowance for loan losses to nonperforming assets	224.98%	195.91%
Nonperforming assets to total assets	0.53%	0.61%

(1) A change in presentation of impaired loans from December 31, 2004
(2) Excludes loans held for sale

              Premises and Equipment. Premises and equipment, net of depreciation, was $21.0 million at March 31, 2005 and $20.4 million at December 31, 2004. The Company sold the former operations building located in Oak Harbor, Washington, earning a nominal gain of $95,000 during the first quarter of 2005. In addition, the Company made leasehold improvements to the new Friday Harbor branch location during the first three months of 2005.

              The Company has purchased property in the Burlington, WA area to protect the ingress and egress of the Company’s existing branch facility.

              Other Assets. Other assets were $8.8 million and $7.2 million at March 31, 2005 and December 31, 2004, respectively. The balances reflect the interest accrual on loans and investments and an increase to deferred tax assets. Offsetting these increases, the Company recorded, at amortized cost, a valuation allowance of $85,000 and disposed of $266,000 in other real estate owned properties (“OREO”) during the first three months of 2005.

              Deposits. Deposits grew 4.4% to $587.5 million at March 31, 2005 from $563.0 million at December 31, 2004. Certificates of deposit are the only deposit group that has stated maturity dates. At March 31, 2005, the Company had $213.5 million in CDs, of which approximately $79.0 million, or 37.0%, are scheduled to mature within one year. To date, the Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

              Noninterest-bearing deposits increased by 10.4% in the first quarter of 2005 compared to the first quarter of 2004. For the same period, total interest bearing deposits increased 3.4%, while the weighted average offering rate increased as a result of the Company’s objective to remain competitive and increase its market share of deposits.

              Savings deposits and CDs represented 11.4% and 42.6%, respectively, of total interest-bearing deposits at March 31, 2005 compared to 11.5% and 43.3%, respectively, at December 31, 2004. All interest-bearing deposit products increased during the first quarter of 2005 as management focused on establishing customer relationships and attracting deposits.

              Other Borrowings. The Company reduced its other borrowed funds by $13.0 million for the first three months of 2005 from year-end 2004. All reductions consisted of Federal Home Loan Bank (“FHLB”) overnight borrowings. At March 31, 2005 the Company had a line of credit with the FHLB of $100.5 million, of which $9.0 million was FHLB overnight cash management borrowings and a $5.0 million long-term advance that will mature in the second quarter of 2005. The Company also had unused lines of credit with correspondent banks in the amount of $27.0 million at March 31, 2005.

              Off-Balance Sheet Items. WBCO is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2005 and December 31, 2004, the Company’s commitments under letters of credit and financial guarantees amounted to $917,000 and $467,000, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

              Shareholders’ Equity. The Company’s shareholders’ equity increased to $51.2 million at March 31, 2005 from $49.6 million at December 31, 2004. This increase is due to net income of $2.0 million, proceeds from stock options exercised in the amount of $64,000, stock option compensation of $6,000, offset by the payment of cash dividends of $395,000 and an unrealized loss on available-for-sale securities, net of tax, of $134,000 during the first three months of 2005. Shareholders’ equity to total assets was 7.6% at March 31, 2005 compared to 7.5% at December 31, 2004.

Liquidity and Sources of Funds

              Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2005. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Company may use to supplement funding sources.

Capital and Capital Ratios

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

              The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Bank qualified as “well-capitalized” at March 31, 2005 and December 31, 2004:

	Regulatory Requirements			Actual Ratios
	Adequately-capitalized	Well-capitalized		March 31, 2005	December 31, 2004
Total risk-based capital ratio
Consolidated	8%	N/	A	11.47%	11.40%
Whidbey Island Bank	8%	10%		11.23%	11.03%
Tier 1 risk-based capital ratio
Consolidated	4%	N/	A	10.23%	10.15%
Whidbey Island Bank	4%	6%		9.98%	9.79%
Leverage ratio
Consolidated	4%	N/	A	10.03%	9.87%
Whidbey Island Bank	4%	5%		9.79%	9.51%

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

Significant Accounting Policies

See “Notes to Condensed Consolidated Financial Statements.”

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

              At March 31, 2005, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2004. Should rates increase, the Company may, or may not be negatively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2004 filed with the SEC on March 25, 2005.

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

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

              The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

               (a)– (c) None

Item 3.   Defaults Upon Senior Securities

              None

Item 4.   Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2005.

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

WASHINGTON BANKING COMPANY

Date: May 13, 2005	By	/s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Date: May 13, 2005	By	/s/ Richard A. Shields

Richard A. Shields Senior Vice President and Chief Financial Officer