Form 10-Q
period 2005-06-30
WASHINGTON BANKING CO
filed 2005-08-12
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[  X  ] Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [  X  ]       No [   ]

Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended.   Yes   [   ]       No [  X  ]

               The number of shares of the issuer’s Common Stock outstanding at August 10, 2005 was 7,323,832.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Financial Condition

June 30, 2005 and December 31, 2004 (unaudited)

(Dollars in thousands)

	June 30,	December 31,
Assets	2005	2004

Cash and due from banks	$18,644	$16,814
Interest-bearing deposits	795	1,119
Federal funds sold	12,775	—

Total cash and cash equivalents	32,214	17,933

Investment securities available for sale	18,224	19,304
Federal Home Loan Bank stock	1,984	1,976

Loans held for sale	11,339	8,311
Loans receivable	610,698	579,980
Allowance for loan losses	(8,554)	(7,903)

Total loans, net	602,144	572,077

Premises and equipment, net	20,882	20,375
Bank owned life insurance	10,385	10,217
Other assets	8,421	7,531

Total assets	$705,593	$657,724

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing demand	$99,780	$77,820
NOW accounts	65,490	52,019
Money market accounts	173,279	167,238
Savings	55,618	55,742
Time deposits	228,849	210,182

Total deposits	623,016	563,001

Other borrowed funds	10,000	27,000
Junior subordinated debentures	15,007	15,007
Other liabilities	4,246	3,125

Total liabilities	652,269	608,133
Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 11,822,706 shares:
issued and outstanding 7,321,302 and 7,239,052 shares
at June 30, 2005 and December 31, 2004, respectively (1)	31,779	31,516
Retained earnings	21,520	17,928
Accumulated other comprehensive income	25	147

Total shareholders’ equity	53,324	49,591

Total liabilities and shareholders’ equity	$705,593	$657,724

(1) Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Income

Three and six months ended June 30, 2005 and 2004 (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$10,943	$9,091	$21,037	$17,864
Interest on taxable investment securities	80	79	168	187
Interest on tax exempt investment securities	79	139	159	302
Other	35	52	66	93

Total interest income	11,137	9,361	21,430	18,446
Interest expense:
Interest on deposits	2,359	1,881	4,466	3,649
Interest on other borrowings	177	101	346	247
Interest on junior subordinated debentures	260	184	497	364

Total interest expense	2,796	2,166	5,309	4,260

Net interest income	8,341	7,195	16,121	14,186
Provision for loan losses	525	775	950	1,600

Net interest income after provision for loan losses	7,816	6,420	15,171	12,586
Noninterest income:
Service charges and fees	771	771	1,470	1,517
(Loss) gain on sale of securities	(50)	144	(50)	144
Income from the sale of loans	212	400	384	678
SBA premium income	179	116	291	152
Other	780	289	1,448	606

Total noninterest income	1,892	1,720	3,543	3,097
Noninterest expense:
Salaries and benefits	3,802	3,421	7,233	6,906
Occupancy and equipment	1,096	991	2,053	1,962
Office supplies and printing	171	163	356	316
Data processing	138	126	256	242
Other	952	1,205	2,248	2,185

Total noninterest expense	6,159	5,906	12,146	11,611

Income before income taxes and discontinued operations	3,549	2,234	6,568	4,072
Provision for income taxes	1,200	742	2,176	1,362

Income from continuing operations	2,349	1,492	4,392	2,710
Loss from discontinued operations, net of tax	—	(247)	—	(370)

Net income	$2,349	$1,245	$4,392	$2,340

Earnings (loss) per common share, basic (1)
Continuing operations	$0.32	$0.21	$0.60	$0.38
Discontinued operations	—	(0.03)	—	(0.05)

Net Income per share	$0.32	$0.18	$0.60	$0.33

Earnings (loss) per common share, diluted (1)
Continuing operations	$0.31	$0.20	$0.58	$0.36
Discontinued operations	—	(0.03)	—	(0.05)

Net Income	$0.31	$0.17	$0.58	$0.31

Average number of shares outstanding, basic (1)	7,301,519	7,213,313	7,275,511	7,199,175
Average number of shares outstanding, diluted (1)	7,573,462	7,483,280	7,546,323	7,471,755
(1) Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity

and Comprehensive Income

Six months ended June 30, 2005 and 2004 (unaudited)

(Dollars and shares in thousands, except per share data)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	shareholders’

	Shares	Amount	earnings	income (loss)	equity

Balances at December 31, 2003	5,358	$31,125	$13,273	$(38)	$44,360
Comprehensive income:
Net income	—	—	2,340	—	2,340
Net change in unrealized gain (loss) on
securities available for sale, net of tax of $131	—	—	—	238	238
Less adjustment for gains included in net income,
net of income tax of ($47)	—	—	—	(97)	(97)

Total comprehensive income (1)	—	—	—	—	2,481
Cash dividend, $0.109 per share (2)	—	—	(735)	—	(735)
Stock option compensation	—	11	—	—	11
Stock options exercised	52	155	—	—	155

Balances at June 30, 2004	5,410	$31,291	$14,878	$103	$46,272

Balances at December 31, 2004	5,429	$31,516	$17,928	$147	$49,591
Comprehensive income:
Net income	—	—	4,392	—	4,392
Net change in unrealized gain (loss) on
securities available for sale, net of tax of ($90)	—	—	—	(155)	(155)
Plus adjustment for losses included in net income,
net of income tax of $17	—	—	—	33	33

Total comprehensive income (1)					4,270
Tax benefit associated with stock options	—	30	—	—	30
Cash dividend, $0.109 per share (2)	—	—	(800)	—	(800)
Stock option compensation	—	12	—	—	12
Four-for-three stock split	1,810	—	—	—	—
Stock options exercised (2)	47	188	—	—	188
Restricted Stock (2)	35	483	—	—	483
Unearned Restricted Stock (2)	—	(450)	—	—	(450)

Balances at June 30, 2005	7,321	$31,779	$21,520	$25	$53,324

(1) Comprehensive income for the three months ended June 30, 2005 and 2004 was $2,361 and $1,289, respectively.
(2) Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

Six months ended June 30, 2005 and 2004 (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income from continuing operations	$4,392	$2,710
Adjustments to reconcile net income to net cash
Provided by operating activities:
Federal Home Loan Bank stock dividends	(8)	(45)
Amortization of investment premiums, net	14	17
Net decrease (increase) in subsidiary investment	39	(313)
Earnings on bank owned life insurance	(168)	(10)
Provision for loan losses	950	1,600
Net increase in loans held for sale	(3,028)	(7,608)
Net loss (gain) on sale of securities	50	(144)
Depreciation and amortization of premises and equipment	806	892
Net (gain) loss on sale of premises and equipment	(101)	161
Net (gain) loss on sale of other real estate	(7)	31
Write-downs of other real estate	85	—
Tax benefit associated with stock options	(30)	—
Amortization of restricted stock	33	—
(Increase) decrease in other assets	(612)	420
Increase (decrease) in other liabilities	597	(693)

Cash flows from continuing operating activities	3,012	(2,982)
Loss from discontinued operations	—	(370)

Cash flows from operating activities	3,012	(3,352)

Cash flows from investing activities:
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	366	4,985
Sale of investment securities, available for sale	455	5,799
Maturities/calls of investment securities held to maturity	—	475
Purchase of bank-owned life insurance	—	(10,000)
Net increase in loans	(31,077)	(41,225)
Purchases of premises and equipment	(1,661)	(1,811)
Proceeds from the sale of other real estate owned, premises and equipment	783	141

Cash flows from investing activities	(31,134)	(41,636)

Cash flows from financing activities:
Net increase in deposits	60,015	56,515
Net decrease in FHLB overnight borrowings	(22,000)	(1,000)
Gross payments on other borrowed funds	(5,000)	(5,000)
New borrowings on other borrowed funds	10,000	—
Dividends paid on common stock	(800)	(735)
Proceeds from stock options exercised	188	155

Cash flows from financing activities	42,403	49,935

Net change in cash and cash equivalents	14,281	4,947
Cash and cash equivalents at beginning of period	17,933	20,605

Cash and cash equivalents at end of period	$32,214	$25,552

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$53	$18
Cash paid for interest	5,183	4,204
Cash paid for income taxes	2,380	1,499
Transfer of investments from HTM to AFS	—	14,267
Deconsolidation of trust preferred securities	—	15,000
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2005 and 2004 (unaudited)

(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies
	(a)	Description of Business

Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2005, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by WBCO. The Company deconsolidated the Trust in 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”).

Washington Funding Group, Inc., a wholesale mortgage real estate lending company (“WFG”), was a former subsidiary of the Company formed in January 2003. The primary purpose of WFG was to provide a loan-funding source for brokers of mortgage loans. The loans were originated and sold in the name of the Bank. The Company closed WFG’s operations effective June 30, 2004.

(b)	Basis of Presentation

The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2005. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

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

Six months ended June 30, 2005 and 2004 (unaudited)

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

The SEC recently announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that were not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC’s new rule allows public companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC’s new rule does not change the accounting required by SFAS No. 123R, only the compliance deadlines have been altered. With the recent extension, the Company expects to adopt SFAS No. 123R on January 1, 2006.

(3)	Earnings Per Share

The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Weighted average shares-basic	7,301,519	7,213,313	7,275,511	7,199,175
Effect of dilutive securities: stock options	271,943	269,967	270,812	272,580

Weighted average shares-diluted	7,573,462	7,483,280	7,546,323	7,471,755

Adjusted for the 4-for-3 stock split distributed on May 17, 2005.

The Company declared a 4-for-3 stock split to shareholders of record on May 2, 2005 and payable on May 17, 2005. On February 26, 2004, the Company issued a 15% stock dividend to shareholders of record as of February 10, 2004. All periods presented have been restated to reflect the stock split and dividends. At June 30, 2005 and 2004, there were options to purchase 412,632 and 485,499 shares of common stock outstanding, respectively. For the six months ended June 30, 2005 and 2004 no options were antidilutive and therefore all were included in the computation of diluted net income per share.

(4)	Junior Subordinated Debentures

The Trust issued $15,000 of trust preferred securities on June 27, 2002 with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On June 30, 2005 the rate was 6.79%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2005 and 2004 (unaudited)

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Net income, as reported	$2,349	$1,245	$4,392	$2,340
Stock compensation recognized, net of tax	4	4	8	8
Additional compensation for
fair value of stock options, net of tax	(14)	(15)	(29)	(30)

Pro forma net income	$2,339	$1,234	$4,371	$2,318

Basic earnings per share:
As reported
Income from continuing operations	$0.32	$0.21	$0.60	$0.38
Loss from discontinued operations	—	(0.03)	—	(0.05)

Net Income	$0.32	$0.18	$0.60	$0.33

Pro forma
Income from continuing operations	$0.32	$0.20	$0.60	$0.37
Loss from discontinued operations	—	(0.03)	—	(0.05)

Net Income	$0.32	$0.17	$0.60	$0.32

Diluted earnings per share:
As reported
Income from continuing operations	$0.31	$0.20	$0.58	$0.36
Loss from discontinued operations	—	(0.03)	—	(0.05)

Net Income	$0.31	$0.17	$0.58	$0.31

Pro forma
Income from continuing operations	$0.31	$0.20	$0.58	$0.36
Loss from discontinued operations	—	(0.03)	—	(0.05)

Net Income	$0.31	$0.17	$0.58	$0.31

Adjusted for the 4-for-3 stock split distributed May 17, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30, 2005 and 2004 (unaudited)

(Dollars in thousands, except per share data)

(6)	Subsequent Event

On July 28, 2005, the Board of Directors declared a cash dividend of $0.055 per share to shareholders of record as of August 12, 2005, which is payable on August 29, 2005.

(7)	Commitments

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at June 30, 2005. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of June 30, 2005.

As of June 30, 2005 the commitments under these agreements were as follows:

Standby letters of credit and financial guarantees	$1,607

At June 30, 2005, the Company is the guarantor of trust preferred securities. The Company has issued subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the subordinated debentures issued by the Company. WBCO has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at June 30, 2005.

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

During the second quarter of 2004, the Company transferred all of the municipal securities from held to maturity to available for sale as a result of management’s review of the Company’s liquidity needs, the asset/liability position, the scheduled maturities and the rate environment trends. This transfer caused a related net unrealized gain of $412. In addition, the Company sold $5,799 of available for sale securities to help reposition the Company’s liability sensitive position against the anticipation of a rising rate environment. For liquidity purposes, the Company’s future security purchases will primarily be designated as available for sale. The investment portfolio consists of government agency securities, pass-through securities, as well as corporate and municipal securities. No investment exceeds 10% of the shareholders’ equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or the opening or acquisition of new branches are lower than expected; (4) there are greater than expected costs or difficulties related to the integration of acquisitions; (5) there is increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company is unable to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, the reader should be aware that these factors are not an exhaustive list, and the reader should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, it should be noted that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.

Overview

Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank” or “WIB”) and Washington Banking Capital Trust I (the “Trust”). A third subsidiary, Washington Funding Group, Inc. (“WFG”) was dissolved effective June 30, 2004.

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

Financial Highlights

The Company’s focus on improving credit quality and increasing its core deposits contributed to record net income in the three and six months ended June 30, 2005. Revenues, on a fully tax-equivalent basis, grew to $10.3 million in the second quarter of 2005 from $9.0 million in the second quarter of 2004, a 14.3% increase, while net income grew 88.7% to $2.3 million in the quarter ended June 30, 2005, compared to $1.2 million for the like period one year ago. During the first six months of 2005, revenues, on a fully tax-equivalent basis, increased 13.2% to $19.8 million compared to $17.5 million for the first six months of 2004. For the same periods, net income was $4.4 million compared to $2.3 million, respectively. The increase in net income was primarily the result of (1) improved credit quality in the Bank’s loan portfolio leading to a reduction in the provision for loan losses and (2) increases in noninterest income primarily related to SBA premiums, ATM income and the introduction of alternative income sources. In addition, the Company improved its net interest margin by generating more noninterest bearing and low-interest bearing deposits in relation to the entire deposit portfolio despite rising trends in the interest rate market during the six months ended June 30, 2005.

Earnings per diluted share increased 82.4% to $0.31, compared to $0.17 per diluted share in the second quarter of 2004. During the first six months of 2005, earnings per diluted share increased 87.1% to $0.58, compared to $0.31 per diluted share for the like period of 2004. Results for the three and six months ended June 30, 2004 were negatively impacted by ($0.03) and ($0.05), respectively, per diluted share from the operating loss associated with the discontinued subsidiary, WFG. Excluding this discontinued operation; earnings per diluted share grew 55.0% to $0.31 versus $0.20 in the second quarter of 2004, and 61.1% to $0.58 versus $0.36 for the six months ended June 30, 2004. All per share data has been adjusted to reflect the 4-for-3 stock split distributed May 17, 2005.

The Company’s profitability ratios have shown substantial improvement from a year ago, mainly due to creating and improving customer relationships and improving internal operating functions. Return on average equity (“ROE”) improved to 18.24% and return on average assets (“ROA”) grew to 1.37% in the second quarter of 2005. In the second quarter last year, ROE was 11.01% and ROA was 0.80%, due in part to the operating loss of WFG. During the first six months of 2005, ROE improved to 17.44% and ROA grew to 1.32% compared to 10.46% and 0.77%, respectively, for the like period in 2004.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense

The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30, 2005			Three Months Ended June 30, 2004
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets
Loans (1)(2)	$609,066	$10,966	7.22%	$545,394	$9,113	6.72%
Federal funds sold	3,082	22	2.86%	9,029	22	0.98%
Interest-bearing cash	802	5	2.50%	667	1	0.60%
Investments:
Taxable	14,047	88	2.51%	13,799	108	3.15%
Non-taxable (2)	6,890	118	6.87%	12,501	206	6.63%

Interest-earning assets	633,887	11,199	7.09%	581,390	9,450	6.54%
Noninterest-earning assets	52,211			42,225

Total assets	$686,098			$623,615

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and
money market	$226,599	$595	1.05%	$210,606	$393	0.75%
Savings	55,748	110	0.79%	45,075	88	0.79%
CDs	219,225	1,654	3.03%	212,380	1,400	2.65%

Interest-bearing deposits	501,572	2,359	1.89%	468,061	1,881	1.62%
Federal funds purchased	8,734	69	3.17%	1,571	4	1.02%
Junior subordinated debentures	15,007	260	6.95%	15,007	184	4.93%
Other borrowed funds	11,096	108	3.90%	8,958	97	4.36%

Interest-bearing liabilities	536,409	2,796	2.09%	493,597	2,166	1.76%
Noninterest-bearing deposits	94,129			81,561
Other noninterest-bearing liabilities	3,894			2,976

Total liabilities	634,432			578,134
Shareholders’ equity	51,666			45,481

Total liabilities and
shareholders’ equity	$686,098			$623,615

Net interest income		$8,403			$7,284

Net interest spread			5.00%			4.78%

Net interest margin			5.32%			5.04%

(1) Average balance includes nonaccrual loans; Interest earned includes loan fees of $366 and $213 for the three months ended June 30, 2005 and 2004, respectively.

(2) Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 35% and 34% for the three months ended June 30, 2005 and 2004, respectively. These adjustments were $62 and $89 for the three months ended June 30, 2005 and 2004, respectively. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense for the six months ended June 30, 2005 and 2004:

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets
Loans (1)(2)	$597,573	$21,078	7.11%	$530,563	$17,909	6.79%
Federal funds sold	2,385	32	2.71%	7,016	33	0.95%
Interest-bearing cash	925	12	2.62%	676	3	0.89%
Investments:
Taxable	14,224	191	2.71%	15,551	245	3.17%
Non-taxable (2)	6,987	239	6.90%	13,542	448	6.65%

Interest-earning assets	622,094	21,552	6.99%	567,348	18,638	6.61%
Noninterest-earning assets	50,852			40,424

Total assets	$672,946			$607,772

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and
money market	$221,990	$1,087	0.99%	$200,736	$753	0.75%
Savings	56,014	220	0.79%	44,278	172	0.78%
CDs	214,872	3,159	2.96%	205,518	2,723	2.66%

Interest-bearing deposits	492,876	4,466	1.83%	450,532	3,648	1.63%
Federal funds purchased	11,576	159	2.77%	3,530	20	1.14%
Junior subordinated debentures	15,007	497	6.68%	15,007	364	4.88%
Other borrowed funds	9,648	187	3.91%	10,775	228	4.26%

Interest-bearing liabilities	529,107	5,309	2.02%	479,844	4,260	1.79%
Noninterest-bearing deposits	89,561			80,144
Other noninterest-bearing liabilities	3,494			2,799

Total liabilities	622,162			562,787
Shareholders’ equity	50,784			44,985

Total liabilities and
shareholders’ equity	$672,946			$607,772

Net interest income		$16,243			$14,378

Net interest spread			4.97%			4.82%

Net interest margin			5.27%			5.10%

(1) Average balance includes nonaccrual loans; Interest earned includes loan fees of $657 and $440 for the six months ended June 30, 2005 and 2004, respectively.

(2)   Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 35% and 34% for the six months ended June 30, 2005 and 2004, respectively. These adjustments were $122 and $192 for the six months ended June 30, 2005 and 2004, respectively. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates, presented on a 91/365 and 181/365-day basis. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	Three Months Ended June 30			Six Months Ended June 30
	2005 vs. 2004			2005 vs. 2004
	Increase (decrease) due to:			Increase (decrease) due to:

	Volume	Rate	Total	Volume	Rate	Total

Assets
Loans (1)	$1,113	$740	$1,853	$2,337	$832	$3,169
Federal funds sold	—	—	—	1	(2)	(1)
Interest-bearing cash	—	4	4	1	8	9
Investments (1)	(58)	(50)	(108)	(170)	(93)	(263)

Total interest earning assets	$891	$858	$1,749	$1,861	$1,053	$2,914

Liabilities
Deposits:
Interest demand and money market	$32	$170	$202	$86	$248	$334
Savings	21	1	22	46	2	48
Time deposits	46	208	254	128	308	436
Interest on other borrowed funds	44	21	65	86	53	139
Junior subordinated debentures	—	76	76	—	133	133
Other interest-bearing liabilities	19	(8)	11	(23)	(18)	(41)

Total interest-bearing liabilities	$199	$431	$630	$462	$587	$1,049

(1) Interest on loans and investments is presented on a fully tax-equivalent basis. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

Results of Operations

Net Interest Income. The primary component of earnings for financial institutions is net interest income. Net interest income is the difference between interest income, primarily from loans and investments, and interest expense on deposits and borrowings. Changes in net interest income result from changes in “volume”, changes in “spread,” and change in “margin.” Volume refers to the level of average interest-earning assets or interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to the ratio of net interest income to average earning assets and is influenced by the mix of interest-earning assets and interest-bearing liabilities as well as the relative proportion of interest-earning assets to interest-bearing liabilities.

The net interest spread widened to 5.00% for the quarter ended June 30, 2005 from 4.78% for the quarter ended June 30, 2004. Net interest margin (net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) increased to 5.32% in the second quarter of 2005 from 5.04% in the second quarter of 2004. For the first six months ended June 30, 2005 and 2004 net interest spread was 4.97% and 4.82%, respectively. Net interest margin increased to 5.27% for the first six months ended June 30, 2005 compared to 5.10% for the like period one year ago.

Average interest-earning assets for the second quarter of 2005 grew to $633.9 million, compared to $581.4 million for the quarter ended June 30, 2004, an increase of 9.0%, while the average yield on interest-earning assets increased to 7.09% compared to 6.54% in the second quarter of the prior year.

Average interest-earning assets for the six months ended June 30, 2005 increased to $622.1 million, compared to $567.3 million for the six months ended June 30, 2004, a growth of 9.6%. The year-to-date average yield on interest-earning assets increased to 6.99% at June 30, 2005 compared to 6.61% at June 30, 2004.

Net interest income, on a fully tax-equivalent basis, for the second quarter of 2005 increased 15.4% to $8.4 million from $7.3 million for the second quarter of 2004, which was primarily due to earning higher yields on higher average volumes of loans. The average yield on loans increased to 7.22% for the quarter ended June 30, 2005 from 6.72% for the second quarter 2004. For the first six months of 2005, net interest income, on a fully tax-equivalent basis, increased 13.0% to $16.2 million from $14.4 million for the like period in 2004. The increase is primarily due to interest income from higher average loan volumes and the re-pricing of loans, as well as the growth in noninterest-bearing deposits. The average yields on loans for the six months ended June 30, 2005 and 2004 were 7.11% and 6.79%, respectively.

On both a year-over-year and sequential quarter basis, the increase in interest income from loans was partially offset by the decrease in average investment securities. The Company sold $5.8 million in available-for-sale investment securities during the second quarter of 2004 in anticipation of shifts in the interest rate market, as well as management’s review of the Company’s liquidity needs and asset/liability position.

Due to the increased costs associated with interest-bearing deposits and the intensified competitive pressures to offer higher deposit interest rates, the Company incurred more expense in generating additional funding during the first six months of 2005 compared to the like period in 2004. Average interest-bearing liabilities for the quarter ended June 30, 2005 increased to $536.4 million compared to $493.6 million a year ago, a growth of 8.7%. The average cost of interest-bearing liabilities increased in the second quarter of 2005 to 2.09% from 1.76% in the second quarter of 2004. Average interest-bearing liabilities for the six months ended June 30, 2005 increased to $529.1 million compared to $479.8 million a year ago, a growth of 10.3%. The average cost of interest-bearing liabilities increased in the first six months of 2005 to 2.02% from 1.79% for the like period in 2004.

The Company’s junior subordinated debentures continued to contribute to the overall increase in interest expense during the three and six months ended June 30, 2005. The Company’s recorded cost of the junior subordinated debentures is tied to the Three-Month LIBOR index plus 3.65% and is adjusted quarterly. The index increased 200 basis points to 3.14% at June 30, 2005 from 1.14% at June 30, 2004.

Provision for Loan Losses. The Company recorded a $525,000 provision for loan losses in the second quarter of 2005, compared to $775,000 for the like period one year ago. Net loan charge-offs were $23,000 for the second quarter of 2005, compared with $329,000 for the like period one year ago. Due to improvements in credit quality, changes in the loan mix, and moderate loan growth during the second quarter of 2005, the Company reduced the provision for loan losses comparable to the like period one year ago. See additional discussion in the “Total Loans” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the six months ended June 30, 2005 and 2004, the Company recorded $950,000 and $1.6 million provision for loan losses, respectively. The Company recorded $299,000 in net loan charge-offs, representing 0.10% of average loans, annualized (excluding loans held for sale), during the first six months of 2005, compared with $790,000 or 0.30%, annualized, for the like period in 2004.

Noninterest Income. Noninterest income increased $172,000, or 10.0%, in the second quarter of 2005 compared to the like period in 2004. For the first six months of 2005, noninterest income increased $446,000, or 14.4% compared to the like period one year ago. Changes in noninterest income were primarily due to an increase of $314,000 from the combination of check printing fees, premiums from the sale of SBA loans, and a nominal gain from the sale of the Company’s former operations center located in Oak Harbor, Washington. In addition, the Company earned $546,000 in noninterest income generated by its Bank Owned Life Insurance (“BOLI”) investment and annuity income from non-deposit investment products. The Company’s BOLI investment and annuity products were first introduced in the second quarter of 2004, hence the levels of income between both periods are not comparable. Primary changes offsetting these increases were a decline of $47,000 in income from service charges and fees, and a reduction of $294,000 in income from the sale of loans. In the past, selling single-family residential loans to the secondary market contributed significantly to noninterest income, but income from the sale of loans during the first six months of 2005 decreased as mortgage refinancing activity has declined. In addition, the Company’s noninterest income was negatively impacted by $50,000 after incurring a loss from the sale of an investment security during the second quarter of 2005, compared to a net gain of $144,000 during the second quarter of 2004.

Noninterest Expense. Noninterest expense increased $253,000 in the second quarter of 2005, or 4.3%, from a year ago. Two major components of noninterest expense — salaries and benefits, and occupancy and equipment— increased 11.1% and 10.6%, respectively, offset by a 21.0% decline in other noninterest expense for the quarter compared with the like period in 2004. Other noninterest expense was favorably impacted during the second quarter of 2005 compared to the like period one year ago as a result of changes in the timing of certain expenses.

For the first six months of 2005, noninterest expense rose to $12.1 million from $11.6 million one year ago, a 4.6% increase. Salaries and benefits, occupancy and equipment, and other noninterest expense increased 4.7%, 4.6% and 2.9%, respectively, during the six month period ended June 30, 2005 as compared with the like period in 2004.

The Company focused its efforts on controlling expenses despite initial costs generated by the opening of a new branch in Friday Harbor, Washington and the ongoing costs associated with Sarbanes-Oxley Act compliance. As a result of consolidating back office operations and improving operating efficiencies, the Company successfully managed noninterest expense during the first six months of 2005.

The efficiency ratio (noninterest expense divided by the sum of net interest income, on a fully tax-equivalent basis, plus noninterest income) was 59.83% for the second quarter 2005 compared to 65.59% for the like period in 2004. For the first six months of 2005 and 2004, the efficiency ratio was 61.39% and 66.44%, respectively.

Income Taxes. For the second quarters of 2005 and 2004, the Company recorded income tax provisions of $1.2 million and $742,000, respectively. For the first six months of 2005 and 2004, the Company recorded income tax provisions of $2.2 million and $1.4 million, respectively. The effective tax rate was 33.8% and 33.2%, respectively, for second quarters of 2005 and 2004. The effective tax rate was 33.1% and 33.4%, respectively, for the six months ended June 30, 2005 and 2004.

Financial Condition

Total Assets. Total assets grew to $705.6 million at June 30, 2005 from $657.7 million at December 31, 2004, an increase of 7.3%. This increase resulted mainly from growth in loans, loans held for sale, and fed funds sold. Funding was provided primarily by deposit growth, earnings and the maturity and sale of investment securities.

Investment Securities. Total investment securities were $18.2 million and $19.3 million at June 30, 2005 and December 31, 2004, respectively. The decrease of 5.6% was a result of the sale and maturity of available-for-sale investment securities and the reallocation of corporate resources toward anticipated increases in the market demand for loans.

Total Loans. Total loans were $610.7 million at June 30, 2005, an increase of 5.3% from $580.0 million at December 31, 2004.

Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	June 30, 2005		December 31, 2004

(Dollars in thousands)	Balance	% of total	Balance	% of total

Commercial	$84,403	13.8%	$80,927	14.0%
Real estate mortgages:
One-to-four family residential (1)	42,741	7.0%	46,242	8.0%
Commercial	192,127	31.5%	173,280	29.9%

Total real estate mortgages	234,868	38.5%	219,522	37.9%

Real estate construction:
One-to-four family residential	67,798	11.1%	65,190	11.2%
Commercial	45,593	7.5%	40,750	7.0%

Total real estate construction	113,391	18.6%	105,940	18.2%
Consumer:
Indirect (1)	95,996	15.7%	97,856	16.9%
Direct	81,771	13.4%	75,360	13.0%

Total consumer	177,767	29.1%	173,216	29.9%

Subtotal	610,429	100.0%	579,605	100.0%
Less: allowance for loan losses	(8,554)		(7,903)
Deferred loan fees, net	269		375

Total loans, net	$602,144		$572,077

(1) Excludes loans held for sale.

Allowance for Loan Losses. The Company increased its allowance for loan losses to $8.6 million at June 30, 2005, representing 1.40% of loans (excluding loans held for sale), from $7.9 million or 1.36% of loans (excluding loans held for sale) at December 31, 2004.

The following table sets forth the changes in the Company’s allowance for loan losses:

	Three Months Ended June 30		Six Months Ended June 30
(Dollars in thousands)	2005	2004	2005	2004

Balance at beginning of period	$8,052	$6,480	$7,903	$6,116
Charge-offs:
Commercial	(32)	(67)	(141)	(198)
Real estate	(1)	(23)	(26)	(23)
Consumer:
Direct	(55)	(121)	(185)	(246)
Indirect	(116)	(290)	(434)	(697)

Total charge-offs	$(204)	$(501)	$(786)	$(1,164)

Recoveries:
Commercial	22	97	104	141
Real estate	8	16	130	18
Consumer:
Direct	31	13	52	52
Indirect	120	46	201	163

Total recoveries	$181	$172	$487	$374

Net charge-offs	(23)	(329)	(299)	(790)
Provision for loan losses	525	775	950	1,600

Balance at end of period	$8,554	$6,926	$8,554	$6,926

Indirect net charge-offs to average indirect loans (1)	(0.02%)	0.91%	0.48%	1.00%
Other net charge-offs to average other loans (1)	0.02%	0.08%	0.03%	0.12%
Net charge-offs to average loans (1)	0.02%	0.25%	0.10%	0.30%

(1) Excludes loans held for sale.

Net loan charge-offs attributed to indirect loans resulted in a net recovery of $4,000 during the second quarter of 2005, compared to net loan charge-offs of $244,000 for the like period in 2004. For the six months ended June 30, 2005, net charge-offs attributed to indirect loans were $233,000 as compared with $534,000 for the like period in 2004.

The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio based on management’s assessment of various factors. This includes a review of problem loans, general business and economic conditions, seasoning of the loan portfolio, bank regulatory examination results and findings of internal credit examiners, loss experience and an overall evaluation of the quality of the underlying collateral. Management reviews the allowance quarterly. The allowance is increased by provisions charged to operations and reduced by loans charged off, net of recoveries.

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

Nonperforming Assets. Nonperforming loans decreased to $2.6 million, or 0.42% of loans (excluding loans held for sale), at June 30, 2005 from $2.8 million, or 0.48% of loans (excluding loans held for sale), at December 31, 2004. The current allowance for loan losses of $8.6 million represents 331.68% of nonperforming loans as compared to 281.05% of nonperforming loans at December 31, 2004. Total impaired loans were $2.6 million at June 30, 2005, compared to $2.8 million at December 31, 2004.

The following table sets forth an analysis of the composition of the Company’s nonperforming assets:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Nonaccrual loans	$2,579	$2,812
Restructured loans	—	—

Total nonperforming loans	2,579	2,812
Other real estate owned	870	1,222

Total nonperforming assets	$3,449	$4,034

Impaired loans (1)	2,579	2,812
Accruing loans past due > 90 days	—	—
Potential problem loans	1,606	356
Allowance for loan losses	8,554	7,903

Nonperforming loans to loans (2)	0.42%	0.48%
Allowance for loan losses to loans (2)	1.40%	1.36%
Allowance for loan losses to nonperforming loans	331.68%	281.05%
Allowance for loan losses to nonperforming assets	248.01%	195.91%
Nonperforming assets to total assets	0.49%	0.61%
(1) Certain non-accrual loans outstanding as of December 31, 2004 were reclassified as impaired loans in accordance with FASB Statement No. 114 to conform to the current presentation.
(2) Excludes loans held for sale.

Premises and Equipment. Premises and equipment, net of depreciation, was $20.9 million at June 30, 2005 and $20.4 million on December 31, 2004. The Company sold its former operations building located in Oak Harbor, Washington, earning a nominal gain of $95,000 during the first quarter of 2005. In addition, the Company made leasehold improvements to the new Friday Harbor branch location during the six months of 2005.

The Company purchased property in the Burlington, WA area during the first half of 2005 to protect the ingress and egress of the Company’s existing branch facility.

Other Assets. Other assets were $8.4 million and $7.5 million at June 30, 2005 and December 31, 2004, respectively. The balances reflect the interest accrual on loans and investments and an increase to deferred tax assets. Offsetting these increases, the Company recorded, at amortized cost, a valuation allowance of $85,000 and disposed of $320,000 in other real estate owned properties (“OREO”) during the first six months of 2005.

Deposits. Deposits grew 10.7% to $623.0 million at June 30, 2005 from $563.0 million at December 31, 2004. Certificates of deposit is the only deposit group that has stated maturity dates. At June 30, 2005, the Company had $228.8 million in CDs, of which approximately $132.6 million, or 57.9%, are scheduled to mature within one year. To date, the Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.

Noninterest-bearing deposits increased by 28.2% in the first six months of 2005 compared to year-end 2004. For the same comparable periods, total interest-bearing deposits increased 7.8%, while the weighted average rate of interest-bearing deposits increased to 1.83% from 1.63% as a result of the Company’s objective to remain competitive and increase its market share of deposits.

Savings deposits and CDs represented 10.6% and 43.7%, respectively, of total interest-bearing deposits at June 30, 2005 compared to 11.5% and 43.3%, respectively, at December 31, 2004. All interest-bearing deposit products increased during the second quarter of 2005 as management focused on establishing and expanding customer relationships and attracting deposits.

Other Borrowings. At June 30, 2005 the Company had a line of credit with the Federal Home Loan Bank (“FHLB”) of $105.6 million. The Company’s total other borrowings was $10.0 million at June 30, 2005 compared to $27.0 million at year-end 2004. The reductions during the six months ended June 30, 2005 consisted of $22.0 million in FHLB overnight borrowings and $5.0 million in a long-term advance that matured during the second quarter of 2005. These reductions were offset by an origination of a $10.0 million short-term note that will mature within one year. The Company also had unused lines of credit with correspondent banks in the amount of $33.0 million at June 30, 2005.

Off-Balance Sheet Items. WBCO is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2005 and December 31, 2004, the Company’s commitments under letters of credit and financial guarantees amounted to $857,000 and $467,000, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Shareholders’ Equity. The Company’s shareholders’ equity increased 7.5% to $53.3 million at June 30, 2005 from $49.6 million at December 31, 2004. The increase reflects earnings, proceeds from stock options exercised, the realization of restricted stock, stock option compensation and the tax benefit associated with the disposition of non-qualified stock options, offset by an unrealized loss on available-for-sale securities, net of tax, and the payment of cash dividends during the first six months of 2005. During the second quarter of 2005, the Company realized a loss of $50,000 from the sale of an investment security, which was adjusted, net of tax, under Accumulated Other Comprehensive Income.

Liquidity and Sources of Funds

Sources of Funds. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. These funds are used for loan originations and deposit withdrawals to satisfy other financial commitments and to support continuing operations. The Company relies primarily upon customer deposits and investments to provide liquidity. The Company will mainly use such funds to make loans and to purchase securities, the majority of which are issued by federal, state and local governments. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Company may use to supplement funding sources.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Bank qualified as “well-capitalized” at June 30, 2005 and December 31, 2004:

	Regulatory Requirements		Actual Ratios

	Adequately-capitalized	Well-capitalized	June 30, 2005	December 31, 2004

Total risk-based capital ratio
Consolidated	8%	N/A	11.31%	11.40%
Whidbey Island Bank	8%	10%	11.04%	11.03%
Tier 1 risk-based capital ratio
Consolidated	4%	N/A	10.06%	10.15%
Whidbey Island Bank	4%	6%	9.79%	9.79%
Leverage ratio
Consolidated	4%	N/A	9.95%	9.87%
Whidbey Island Bank	4%	5%	9.68%	9.51%

There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Capital Expenditures and Commitments

The Company entered into an option to purchase agreement for a 70,000 square-foot property located in the Smokey Point / Arlington, WA area for the purpose of relocating the Smokey Point branch, which is currently in leased space. The agreement stipulates the performance of several conditional items by the seller prior to closing the purchase transaction.

Significant Accounting Policies

See Notes to Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2005, based on the measures used to monitor and manage interest rate risk, there were no material changes in the Company’s interest rate risk since December 31, 2004. To manage the risk from interest rate fluctuations, the Company’s strategy is to attain a near-neutral position. Should rates increase, the Company may, or may not be negatively impacted due to its current slightly asset-sensitive position. For additional information, refer to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on March 25, 2005.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is any pending litigation, which would result in an unfavorable outcome, which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 28, 2005. The total number of shares of common stock represented at the meeting, in person or by proxy, was 6,382,376. This represented 88.0% of the 7,255,169 shares held by shareholders as of March 1, 2005 who were entitled to vote at the meeting. The following issues came before the shareholders for vote:

Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2008, or until their successors are duly elected and qualified – three of the nine director position terms had expired and two were open for election. Mr. Sherman, having reached the retirement age as determined by a resolution of the Board of Directors, did not stand for re-election. WBCO’s Articles of Incorporation provide that the number of directors to be elected by the shareholders shall be not less than five nor more than 12 and that, within such minimum and maximum, the exact number of directors shall be fixed by resolution of the Board of Directors. The Board of Directors fixed the number of directors at eight, effective immediately upon retirement of director Sherman. The nominees for the two open positions were Jay T. Lien and Edward J. Wallgren, who were each elected with the following vote totals:

	For	Withheld

Jay T. Lien	5,445,788	307,173
Edward J. Wallgren	5,682,865	70,096

The other six directors who continue in office are: Michal D. Cann; Jerry C. Chambers; Marlen L. Knutson; Karl C. Krieg, III; Robert B. Olson; and Anthony B. Pickering.

At the Company’s annual meeting, the shareholders were also presented with the proposal to approve the 2005 Stock Incentive Plan. The 2005 Stock Incentive Plan was approved with the following vote totals:

For	Against	Abstain

3,443,848	1,126,653	100,318

Item 5.	Other Information

(a)	Not applicable.

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6.	Exhibits

Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 12, 2005	By /s/ Michal D. Cann Michal D. Cann President and Chief Executive Officer
Date: August 12, 2005	By /s/ Richard A. Shields Richard A. Shields Senior Vice President and Chief Financial Officer