Form 10-Q
period 2005-09-30
WASHINGTON BANKING CO
filed 2005-11-14
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if the registrant is an accelerated filer within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock outstanding at November 10, 2005 was 7,339,265.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition
September 30, 2005 and December 31, 2004 (unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2005	2004
Assets
Cash and due from banks	$22,442	$16,814
Interest-bearing deposits	945	1,119
Federal funds sold	27,915	—

Total cash and cash equivalents	51,302	17,933
Investment securities available for sale	18,887	19,304
Federal Home Loan Bank stock	1,984	1,976
Loans held for sale	5,085	8,311
Loans receivable	614,280	579,980
Allowance for loan losses	(8,593)	(7,903)

Total loans, net	605,687	572,077
Premises and equipment, net	20,641	20,375
Bank owned life insurance	10,472	10,217
Other assets	8,078	7,531

Total assets	$722,136	$657,724

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing demand	$105,960	$77,820
NOW accounts	148,751	127,385
Money market accounts	95,599	91,872
Savings	57,838	55,742
Time deposits	229,177	210,182

Total deposits	637,325	563,001
Other borrowed funds	10,000	27,000
Junior subordinated debentures	15,007	15,007
Other liabilities	4,072	3,125

Total liabilities	666,404	608,133
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 11,822,706 shares:
issued and outstanding 7,332,940 and 7,239,052 shares at September 30, 2005 and December 31, 2004, respectively (1)	32,339	31,516
Retained earnings	23,796	17,928
Deferred compensation	(416)	—
Accumulated other comprehensive income	13	147

Total shareholders’ equity	55,732	49,591

Total liabilities and shareholders’ equity	$722,136	$657,724

(1) Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income
Three and nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$11,386	$9,630	$32,423	$27,494
Interest on taxable investment securities	91	77	259	264
Interest on tax exempt investment securities	78	92	237	394
Other	233	62	299	155

Total interest income	11,788	9,861	33,218	28,307
Interest expense:
Interest on deposits	2,600	1,954	7,066	5,603
Interest on other borrowings	97	93	443	340
Interest on junior subordinated debentures	278	201	775	565

Total interest expense	2,975	2,248	8,284	6,508

Net interest income	8,813	7,613	24,934	21,799
Provision for loan losses	550	725	1,500	2,325

Net interest income after provision for loan losses	8,263	6,888	23,434	19,474
Noninterest income:
Service charges and fees	836	740	2,306	2,257
(Loss) gain on sale of securities	—	—	(50)	144
Income from the sale of loans	280	334	664	1,012
SBA premium income	212	106	503	258
Other	663	492	2,111	1,098

Total noninterest income	1,991	1,672	5,534	4,769
Noninterest expense:
Salaries and benefits	3,786	3,418	11,019	10,324
Occupancy and equipment	881	783	2,533	2,460
Office supplies and printing	147	161	503	477
Data processing	138	131	394	373
Consulting and professional fees	152	280	397	583
Other	1,232	1,016	3,636	3,183

Total noninterest expense	6,336	5,789	18,482	17,400

Income before income taxes and discontinued operations	3,918	2,771	10,486	6,843
Provision for income taxes	1,239	915	3,415	2,277

Income from continuing operations	2,679	1,856	7,071	4,566
Loss from discontinued operations, net of tax	—	—	—	(370)

Net income	$2,679	$1,856	$7,071	$4,196

Earnings (loss) per common share, basic (1)
Continuing operations	$0.37	$0.26	$0.97	$0.64
Discontinued operations	—	—	—	(0.05)

Net income per share	$0.37	$0.26	$0.97	$0.59

Earnings (loss) per common share, diluted (1)
Continuing operations	$0.35	$0.25	$0.94	$0.61
Discontinued operations	—	—	—	(0.05)

Net income	$0.35	$0.25	$0.94	$0.56

Average number of shares outstanding, basic (1)	7,291,568	7,214,111	7,268,935	7,204,189
Average number of shares outstanding, diluted (1)	7,561,943	7,470,423	7,531,839	7,469,143

(1) Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income (loss)	equity
Balances at December 31, 2003	5,358	$31,125	$13,273	$—	$(38)	$44,360
Comprehensive income:			—
Net income	—	—	4,196	—	—	4,196
Net change in unrealized gain (loss) on securities available for sale, net of tax of $194	—	—	—	—	367	367
Less adjustment for gains included in net income, net of income tax of $(47)	—	—	—	—	(97)	(97)

Total comprehensive income (1)	—	—	—	—	—	4,466
Cash dividend, $0.163 per share (2)	—	—	(1,128)	—	—	(1,128)
Stock option compensation	—	17	—	—	—	17
Stock options exercised	55	166	—	—	—	166

Balances at September 30, 2004	5,413	$31,308	$16,341	$—	$232	$47,881

Balances at December 31, 2004	5,429	$31,516	$17,928	$—	$147	$49,591

Comprehensive income:
Net income	—	—	7,071	—	—	7,071
Net change in unrealized gain (loss) on securities available for sale, net of tax of ($96)	—	—	—	—	(167)	(167)
Plus adjustment for losses included in net income, net of income tax of $17	—	—	—	—	33	33

Total comprehensive income (1)						6,937
Tax benefit associated with stock options	—	87	—	—	—	87
Cash dividend, $0.164 per share (2)	—	—	(1,203)	—	—	(1,203)
Stock option compensation	—	17	—	—	—	17
Four-for-three stock split	1,810	—	—	—	—	—
Stock options exercised (2)	59	236	—	—	—	236
Issuance of Restricted Stock (2)	35	483	—	(483)	—	—
Amortization of Restricted Stock (2)	—	—	—	67	—	67

Balances at September 30, 2005	7,333	$32,339	$23,796	$(416)	$13	$55,732

(1)	Comprehensive income for the three months ended September 30, 2005 and 2004 was $2,668 and $1,985, respectively.

(2)	Adjusted for the 4-for-3 stock split distributed May 17, 2005.
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income from continuing operations	$7,071	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(8)	(64)
Amortization of investment premiums, net	28	37
Net decrease (increase) in subsidiary investment	61	(300)
Earnings on bank owned life insurance	(255)	(113)
Provision for loan losses	1,500	2,325
Net increase in loans held for sale	3,226	2,655
Net loss (gain) on sale of securities	50	(144)
Depreciation and amortization of premises and equipment	1,213	1,288
Net (gain) loss on sale of premises and equipment	(103)	161
Net (gain) loss on sale of other real estate	(13)	32
Write-downs of other real estate	229	—
Tax benefit associated with stock options	(87)	—
Amortization of restricted stock	67	—
Increase in other assets	(461)	(182)
Increase in other liabilities	463	315

Cash flows from continuing operating activities	12,981	10,576
Loss from discontinued operations	—	(370)

Cash flows from operating activities	12,981	10,206

Cash flows from investing activities:
Purchases of investment securities, available for sale	(1,420)	—
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	1,091	5,347
Sale of investment securities, available for sale	455	5,799
Maturities/calls of investment securities held to maturity	—	475
Purchase of bank owned life insurance	—	(10,000)
Net increase in loans	(35,170)	(54,354)
FHLB stock redemptions	—	184
Purchases of premises and equipment	(1,828)	(2,347)
Proceeds from the sale of other real estate owned, premises and equipment	903	300

Cash flows from investing activities	(35,969)	(54,596)

Cash flows from financing activities:
Net increase in deposits	74,324	87,463
Net decrease in FHLB overnight borrowings	(22,000)	(5,000)
Gross payments on other borrowed funds	—	(5,000)
New borrowings on other borrowed funds	5,000	—
Dividends paid on common stock	(1,203)	(1,128)
Proceeds from stock options exercised	236	166

Cash flows from financing activities	56,357	76,501

Net change in cash and cash equivalents	33,369	32,111
Cash and cash equivalents at beginning of period	17,933	20,605

Cash and cash equivalents at end of period	$51,302	$52,716

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$53	$1,210
Cash paid for interest	8,153	6,407
Cash paid for income taxes	3,140	2,105
Transfer of investments from HTM to AFS	—	14,267
Deconsolidation of trust preferred securities	—	15,000
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)
(1) Description of Business and Summary of Significant Accounting Policies
     (a) Description of Business
          Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2005, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
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
     (b) Basis of Presentation
          The accompanying interim condensed consolidated financial statements include the accounts of WBCO and the Bank. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2004 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2005. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In preparing the consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
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
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)
(2) Recent Financial Accounting Pronouncements
          In May 2005, FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changed the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.
          APB Opinion No. 20 required most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. The issuance of SFAS No. 154 now requires restating prior periods’ financial statements to reflect any changes in accounting principle, unless the Company is not able to determine either the period-specific effects or the cumulative effect of the change. The adoption of SFAS No. 154 did not have a material impact on the Company’s result of operations and overall financial position.
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
(3) Earnings Per Share
          The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares, basic	7,291,568	7,214,111	7,268,935	7,204,189
Dilutive effect of stock options and restricted stock	270,375	256,312	262,904	264,954

Weighted average shares, diluted	7,561,943	7,470,423	7,531,839	7,469,143

Adjusted for the 4-for-3 stock split distributed on May 17, 2005.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)
          The Company declared a 4-for-3 stock split to shareholders of record as of May 2, 2005 and distributed on May 17, 2005. On February 26, 2004, the Company issued a 15% stock dividend to shareholders of record as of February 10, 2004. All periods presented have been restated to reflect the stock split and dividends. At September 30, 2005 and 2004, there were options to purchase 389,096 and 481,283 shares of common stock outstanding, respectively. For the nine months ended September 30, 2005 and 2004 no options were antidilutive and therefore all were included in the computation of diluted net income per share.
(4) Junior Subordinated Debentures
          The Trust issued $15,000 of trust preferred securities on June 27, 2002 with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On September 30, 2005 the rate was 7.25%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.
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
          The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$2,679	$1,856	$7,071	$4,196
Stock compensation recognized, net of tax	4	4	12	12
Additional compensation for fair value of stock options, net of tax	(15)	(15)	(44)	(44)

Pro forma net income	$2,668	$1,845	$7,039	$4,164

Basic earnings per share:
As reported
Income from continuing operations	$0.37	$0.26	$0.97	$0.64
Loss from discontinued operations	—	—	—	(0.05)

Net income	$0.37	$0.26	$0.97	$0.59

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)
(Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic earnings per share:
Pro forma
Income from continuing operations	$0.37	$0.26	$0.97	$0.63
Loss from discontinued operations	—	—	—	(0.05)

Net income	$0.37	$0.26	$0.97	$0.58

Diluted earnings per share:
As reported
Income from continuing operations	$0.35	$0.25	$0.94	$0.61
Loss from discontinued operations	—	—	—	(0.05)

Net income	$0.35	$0.25	$0.94	$0.56

Pro forma
Income from continuing operations	$0.35	$0.25	$0.94	$0.61
Loss from discontinued operations	—	—	—	(0.05)

Net income	$0.35	$0.25	$0.94	$0.56

Adjusted for the 4-for-3 stock split distributed May 17, 2005.
(6) Subsequent Event
          On October 31, 2005, the Board of Directors declared a cash dividend of $0.055 per share to shareholders of record as of November 14, 2005, which is payable on November 30, 2005.
(7) Commitments
          Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2005. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2005.
          As of September 30, 2005 the commitments under these agreements were as follows:
                  Standby letters of credit and financial guarantees $1,684
          At September 30, 2005, the Company is the guarantor of trust preferred securities. The Company has issued subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the subordinated debentures issued by the Company. WBCO has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at September 30, 2005.
(8) Investment Securities
          Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2005 and 2004 (unaudited)
(Dollars in thousands, except per share data)
gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method.
          During the second quarter of 2004, the Company transferred all of the municipal securities from held to maturity to available for sale as a result of management’s review of the Company’s liquidity needs, the asset/liability position, the scheduled maturities and the rate environment trends. This transfer caused a related net unrealized gain of $412. In addition, the Company sold $5,799 of available-for-sale securities to help reposition the Company’s liability sensitive position against the anticipation of a rising rate environment. For liquidity purposes, the Company’s future security purchases will primarily be designated as available for sale. The investment portfolio consists of government agency securities, pass-through securities, as well as corporate and municipal securities. No investment exceeds 10% of the shareholders’ equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, maintenance of the net interest margin, credit quality and loan losses, the efficiency ratio and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date of this Quarterly Report on Form 10-Q. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or the opening or acquisition of new branches are lower than expected; (4) there are greater than expected costs or difficulties related to the integration of acquisitions; (5) there is increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company is unable to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, the reader should be aware that these factors are not an exhaustive list, and the reader should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, it should be noted that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements. Forward-looking statements are made in reliance on the safe harbor protections provided under the Exchange Act.
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

Financial Highlights
          The Company’s continued focus on improving credit quality and increasing its core deposits contributed to significantly increased net income in the three and nine months ended September 30, 2005. Revenues, on a fully tax-equivalent basis, grew to $10.9 million in the third quarter of 2005 from $9.3 million in the third quarter of 2004, a 16.3% increase, while net income grew 44.3% to $2.7 million in the quarter ended September 30, 2005, compared to $1.9 million for the like period one year ago (fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes). During the first nine months of 2005, revenues, on a fully tax-equivalent basis, increased 14.3% to $30.7 million compared to $26.8 million for the first nine months of 2004. For the nine month period, net income was $7.1 million compared to $4.2 million for the nine month period a year ago. The increase in net income was primarily the result of (1) improved credit quality in the Bank’s loan portfolio leading to a reduction in the provision for loan losses, (2) increases in interest income and fees from growth in the Bank’s loan portfolio, and (3) increases in noninterest income primarily related to SBA premiums, checking account fees, ATM income, annuity sales and income from the Bank Owned Life Insurance investment (“BOLI”). In addition, the Company improved its net interest margin by generating more noninterest-bearing and low interest-bearing deposits in relation to the entire deposit portfolio.
          Earnings per diluted share increased 40.0% to $0.35, compared to $0.25 in the third quarter of 2004. During the first nine months of 2005, earnings increased 67.9% to $0.94 per diluted share, compared to $0.56 per diluted share for the like period of 2004. Results for the nine months ended September 30, 2004 were negatively impacted by ($0.05) per diluted share from the operating loss associated with the discontinued subsidiary, WFG. Excluding this discontinued operation, earnings per diluted share grew 54.1% to $0.94 versus $0.61 for the nine months ended September 30, 2004. All per share data has been adjusted to reflect the 4-for-3 stock split distributed to shareholders on May 17, 2005.
          Return on average equity (“ROE”) improved to 19.66% and return on average assets (“ROA”) grew to 1.49% in the third quarter of 2005. In the third quarter last year, ROE was 15.85% and ROA was 1.15%. During the first nine months of 2005, ROE improved to 18.22% and ROA grew to 1.38% compared to 12.31% and 0.91%, respectively, for the like period in 2004.

Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense
          The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense for the three months ended September 30, 2005 and 2004:

	Three Months Ended September 30, 2005			Three Months Ended September 30, 2004
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1)(2)	$618,042	$11,410	7.32%	$557,911	$9,648	6.88%
Federal funds sold	24,964	217	3.45%	9,308	35	1.50%
Interest-bearing cash	816	7	3.40%	596	2	1.33%
Investments:
Taxable	14,180	100	2.80%	13,166	102	3.08%
Non-taxable (2)	6,854	118	6.83%	8,273	137	6.59%

Interest-earning assets	664,856	11,852	7.07%	589,254	9,924	6.70%
Noninterest-earning assets	50,494			51,228

Total assets	$715,350			$640,482

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and money market	$241,386	$653	1.07%	$222,840	$422	0.75%
Savings	56,857	112	0.78%	50,296	100	0.79%
CDs	229,491	1,835	3.17%	212,503	1,432	2.68%

Interest-bearing deposits	527,734	2,600	1.95%	485,639	1,954	1.60%
Federal funds purchased	—	—	—	2,244	9	1.60%
Junior subordinated debentures	15,007	278	7.35%	15,007	201	5.33%
Other borrowed funds	10,043	97	3.83%	7,577	84	4.41%

Interest-bearing liabilities	552,784	2,975	2.14%	510,467	2,248	1.75%
Noninterest-bearing deposits	103,346			80,085
Other noninterest-bearing liabilities	5,163			3,333

Total liabilities	661,293			593,885
Shareholders’ equity	54,057			46,597

Total liabilities and shareholders’ equity	$715,350			$640,482

Net interest income		$8,877			$7,676

Net interest spread			4.93%			4.95%

Net interest margin			5.30%			5.18%

(1)	Average balance includes nonaccrual loans; Interest earned includes loan fees of $327 and $288 for the three months ended September 30, 2005 and 2004, respectively.

(2)	Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 34.3% and 34% for the three months ended September 30, 2005 and 2004, respectively. These adjustments were $64 and $63 for the three months ended September 30, 2005 and 2004, respectively. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

          The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1)(2)	$604,471	$32,488	7.19%	$539,745	$27,558	6.82%
Federal funds sold	9,994	249	3.33%	7,785	68	1.17%
Interest-bearing cash	887	18	2.71%	649	5	1.03%
Investments:
Taxable	14,210	291	2.74%	14,751	346	3.13%
Non-taxable (2)	6,942	357	6.88%	11,773	585	6.64%

Interest-earning assets	636,504	33,403	7.02%	574,703	28,562	6.64%
Noninterest-earning assets	50,647			44,051

Total assets	$687,151			$618,754

Liabilities and Shareholders’ Equity

Deposits:
Interest demand and money market	$228,526	$1,741	1.02%	$208,157	$1,176	0.75%
Savings	56,298	331	0.79%	46,299	273	0.79%
CDs	219,799	4,994	3.04%	207,864	4,154	2.67%

Interest-bearing deposits	504,623	7,066	1.87%	462,320	5,603	1.62%
Federal funds purchased	7,675	159	2.77%	3,098	28	1.21%
Junior subordinated debentures	15,007	775	6.90%	15,007	565	5.03%
Other borrowed funds	9,781	284	3.88%	9,701	312	4.30%

Interest-bearing liabilities	537,086	8,284	2.06%	490,126	6,508	1.77%
Noninterest-bearing deposits	94,233			80,124
Other noninterest-bearing liabilities	3,945			2,978

Total liabilities	635,264			573,228
Shareholders’ equity	51,887			45,526

Total liabilities and shareholders’ equity	$687,151			$618,754

Net interest income		$25,119			$22,054

Net interest spread			4.96%			4.87%

Net interest margin			5.28%			5.13%

(1)	Average balance includes nonaccrual loans; Interest earned includes loan fees of $984 and $729 for the nine months ended September 30, 2005 and 2004, respectively.

(2)	Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 34.3% and 34% for the nine months ended September 30, 2005 and 2004, respectively. These adjustments were $185 and $255 for the nine months ended September 30, 2005 and 2004, respectively. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

          The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates, presented on a 92/365 and 273/365-day basis. Changes attributable to the combined effect of volume and interest rates have been allocated proportionately:

	Three Months Ended September 30			Nine Months Ended September 30
	2005 vs. 2004			2005 vs. 2004
	Increase (decrease) due to:			Increase (decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Assets
Loans (1)	$1,083	$679	$1,762	$3,426	$1,504	$4,930
Federal funds sold	102	80	182	24	157	181
Interest-bearing cash	1	4	5	2	11	13
Investments (1)	(4)	(17)	(21)	(174)	(109)	(283)

Total interest-earning assets	$1,182	$746	$1,928	$3,278	$1,563	$4,841

Liabilities

Deposits:
Interest demand and money market	$37	$193	$230	$124	$441	$565
Savings	13	(1)	12	59	(1)	58
Time deposits	121	282	403	248	592	840
Interest on other borrowed funds	(4)	(4)	(8)	70	61	131
Junior subordinated debentures	—	77	77	—	210	210
Other interest-bearing liabilities	21	(8)	13	3	(31)	(28)

Total interest-bearing liabilities	$188	$539	$727	$504	$1,272	$1,776

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis. Fully tax-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.
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
          The net interest spread decreased to 4.93% for the quarter ended September 30, 2005 from 4.95% for the quarter ended September 30, 2004. Net interest margin (net interest income, on a fully tax-equivalent basis, divided by average interest-earning assets) increased to 5.30% in the third quarter of 2005 from 5.18% in the third quarter of 2004. For the first nine months ended September 30, 2005 and 2004 net interest spread was 4.96% and 4.87%, respectively. Net interest margin increased to 5.28% for the first nine months ended September 30, 2005 compared to 5.13% for the like period one year ago.
          Average interest-earning assets for the third quarter of 2005 grew to $664.9 million, compared to $589.3 million for the third quarter of 2004, an increase of 12.8%, while the average yield on interest-earning assets increased to 7.07% compared to 6.70% in the third quarter of the prior year.
          Average interest-earning assets for the nine months ended September 30, 2005 increased to $636.5 million, compared to $574.7 million for the nine months ended September 30, 2004, a growth of 10.8%. The year-to-date average yield on interest-earning assets increased to 7.02% at September 30, 2005 compared to 6.64% at September 30, 2004.

          Net interest income, on a fully tax-equivalent basis, for the third quarter of 2005 increased 15.6% to $8.9 million from $7.7 million for the third quarter of 2004, which was primarily due to higher yields on higher average volumes of loans. The average yield on loans increased to 7.32% for the quarter ended September 30, 2005 from 6.88% for the third quarter 2004. For the first nine months of 2005, net interest income, on a fully tax-equivalent basis, increased 13.9% to $25.1 million from $22.1 million for the like period in 2004. The increase is primarily due to interest income from higher average loan volumes and the re-pricing of loans, as well as the growth in noninterest-bearing deposits. The average yields on loans for the nine months ended September 30, 2005 and 2004 were 7.19% and 6.82%, respectively.
          On both a year-over-year and sequential quarter basis, the increase in interest income from loans and Fed Funds was partially offset by the decrease in average investment securities. The Company sold $5.8 million in available-for-sale investment securities during the second quarter of 2004 in anticipation of shifts in the interest rate market, as well as management’s review of the Company’s liquidity needs and asset/liability position.
          Due to rising short-term interest rates and intensified competitive pressures, the cost of funds increased during the first nine months of 2005 compared to the like period in 2004. Average interest-bearing liabilities for the quarter ended September 30, 2005 increased to $552.8 million compared to $510.5 million a year ago, a growth of 8.3%. The average cost of interest-bearing liabilities increased in the third quarter of 2005 to 2.14% from 1.75% in the third quarter of 2004. Average interest-bearing liabilities for the nine months ended September 30, 2005 increased to $537.1 million compared to $490.1 million a year ago, a growth of 9.6%. The average cost of interest-bearing liabilities increased in the first nine months of 2005 to 2.06% from 1.77% for the like period in 2004.
          The Company’s junior subordinated debentures continued to contribute to the overall increase in interest expense during the three and nine months ended September 30, 2005. The Company’s recorded cost of the junior subordinated debentures is tied to the Three-Month LIBOR index plus 3.65% and is adjusted quarterly. The index increased 200 basis points to 3.60% at September 30, 2005 from 1.60% at September 30, 2004.
          Provision for Loan Losses. The Company recorded a $550,000 provision for loan losses in the third quarter of 2005, compared to $725,000 for the like period one year ago. Net loan charge-offs were $511,000 for the third quarter of 2005, compared with $145,000 for the like period one year ago. Due to improvements in credit quality, changes in the loan mix, and moderate loan growth during the third quarter of 2005, the Company reduced the provision for loan losses comparable to the 2004 third quarter. See additional discussion in the “Total Loans” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          For the nine months ended September 30, 2005 and 2004, the Company recorded loan loss provisions of $1.5 million and $2.3 million, respectively. The Company recorded $810,000 in net loan charge-offs, representing 0.18% of average loans, annualized (excluding loans held for sale), during the first nine months of 2005, compared with $935,000 or 0.23%, annualized, for the like period in 2004.
          Noninterest Income. Noninterest income increased $319,000, or 19.1%, in the third quarter of 2005 compared to the third quarter of 2004. For the first nine months of 2005, noninterest income increased $765,000, or 16.0% compared to the like period one year ago. Changes in noninterest income were primarily due to an increase of $429,000 from the combination of check printing fees, premiums from the sale of SBA loans, and a nominal gain from the sale of the Company’s former operations center located in Oak Harbor, Washington. In addition, the Company earned $663,000 in noninterest income generated by its Bank Owned Life Insurance (“BOLI”) investment and annuity income from nondeposit investment products. The Company’s BOLI investment and annuity products were first introduced in the third quarter of 2004; hence the levels of income between both periods are not comparable. The primary change offsetting these increases was a reduction of $348,000 in income from the sale of loans. In the past, selling single-family residential loans to the secondary market contributed significantly to noninterest income, but income from the sale of loans during the first nine months of 2005 decreased as mortgage refinancing activity has declined. In addition, the Company’s noninterest income was negatively impacted by $50,000 after incurring a loss from the sale of an investment security during the first nine months of 2005, compared to a net gain of $144,000 during the first nine months of 2004.
          Noninterest Expense. Noninterest expense increased $547,000 in the third quarter of 2005, or 9.4%, from a year ago. Three major components of noninterest expense — salaries and benefits, occupancy and equipment, and other noninterest expense— increased 10.8%, 12.5% and 21.2%, respectively. The Company wrote down the recorded values of two foreclosed properties totaling $144,000 and recognized approximately $50,000 in Sarbanes-Oxley Section 404 compliance costs during the third quarter of 2005 compared to the like period one year ago.

These increases were offset by a 45.7% decline in consulting and professional fees for the quarter compared with the 2004 third quarter. Consulting and professional fees was favorably impacted during the third quarter of 2005 compared to the year ago period as a result of changes in the timing of certain expenses.
For the first nine months of 2005, noninterest expense rose to $18.5 million from $17.4 million one year ago, a 6.2% increase. Salaries and benefits, occupancy and equipment, and other noninterest expense increased 6.7%, 3.0% and 14.2%, respectively, during the nine month period ended September 30, 2005 as compared with the like period in 2004.
          The Company focused its efforts on controlling expenses despite initial costs generated by the opening of a new branch in Friday Harbor, Washington and the ongoing costs associated with Sarbanes-Oxley Act compliance. As a result of consolidating back office operations and improving operating efficiencies, the Company continued to successfully manage noninterest expense during the first nine months of 2005.
          The efficiency ratio (noninterest expense divided by the sum of net interest income, on a fully tax-equivalent basis, plus noninterest income) was 58.30% for the third quarter 2005 compared to 61.93% for the like period in 2004. For the first nine months of 2005 and 2004, the efficiency ratio was 60.29% and 64.87%, respectively.
          Income Taxes. For the third quarters of 2005 and 2004, the Company recorded income tax provisions of $1.2 million and $915,000, respectively. For the first nine months of 2005 and 2004, the Company recorded income tax provisions of $3.4 million and $2.3 million, respectively. The effective tax rate was 31.6% and 33.0%, respectively, for third quarters of 2005 and 2004. The effective tax rate was 32.6% and 33.3%, respectively, for the nine months ended September 30, 2005 and 2004.
Financial Condition
          Total Assets. Total assets grew to $722.1 million at September 30, 2005 from $657.7 million at December 31, 2004, an increase of 9.8%. This increase resulted mainly from growth in loans and Fed Funds sold. Funding was provided primarily by deposit growth, earnings and the maturity and sale of investment securities.
          Investment Securities. Total investment securities were $18.9 million and $19.3 million at September 30, 2005 and December 31, 2004, respectively. The decrease of 2.2% was a result of the sale and maturity of available-for-sale investment securities and the continued reallocation of corporate resources toward anticipated increases in the market demand for loans.
          Total Loans. Total loans were $614.3 million at September 30, 2005, an increase of 5.9% from $580.0 million at December 31, 2004.

          Loan Portfolio Composition. The Company originates a wide variety of loans including commercial, real estate and consumer loans. The following table sets forth the Company’s loan portfolio composition by type of loan:

	September 30, 2005		December 31, 2004
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$81,646	13.3%	$80,927	14.0%
Real estate mortgages:
One-to-four family residential (1)	43,571	7.1%	46,242	8.0%
Commercial	210,549	34.3%	173,280	29.9%

Total real estate mortgages	254,120	41.4%	219,522	37.9%

Real estate construction:
One-to-four family residential	70,395	11.5%	65,190	11.2%
Commercial	34,979	5.7%	40,750	7.0%

Total real estate construction	105,374	17.2%	105,940	18.2%

Consumer:
Indirect (1)	92,469	15.0%	97,856	16.9%
Direct	80,706	13.1%	75,360	13.0%

Total consumer	173,175	28.1%	173,216	29.9%

Subtotal	614,315	100.0%	579,605	100.0%
Less: allowance for loan losses	(8,593)		(7,903)
Deferred loan fees, net	(35)		375

Total loans, net	$605,687		$572,077

(1)	Excludes loans held for sale.
          Allowance for Loan Losses. The Company increased its allowance for loan losses to $8.6 million at September 30, 2005, representing 1.40% of loans (excluding loans held for sale), from $7.9 million or 1.36% of loans (excluding loans held for sale) at December 31, 2004.

          The following table sets forth the changes in the Company’s allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2005	2004	2005	2004
Balance at beginning of period	$8,554	$6,926	$7,903	$6,116
Charge-offs:
Commercial	(145)	(41)	(285)	(240)
Real estate	(1)	(15)	(29)	(37)
Consumer:
Direct	(158)	(51)	(343)	(295)
Indirect	(329)	(196)	(764)	(894)

Total charge-offs	$(633)	$(303)	$(1,421)	$(1,466)
Recoveries:
Commercial	56	44	160	184
Real estate	—	36	131	54
Consumer:
Direct	20	22	72	74
Indirect	46	56	248	219

Total recoveries	$122	$158	$611	$531

Net charge-offs	(511)	(145)	(810)	(935)
Provision for loan losses	550	725	1,500	2,325

Balance at end of period	$8,593	$7,506	$8,593	$7,506

Indirect net charge-offs to average indirect loans (1)	1.20%	0.54%	0.72%	0.86%
Other net charge-offs to average other loans (1)	0.18%	0.00%	0.08%	0.08%
Net charge-offs to average loans (1)	0.33%	0.10%	0.18%	0.23%

(1)	Excludes loans held for sale
          Net loan charge-offs attributed to indirect loans were $283,000 during the third quarter of 2005, compared to net loan charge-offs of $140,000 for the like period in 2004. For the nine months ended September 30, 2005, net charge-offs attributed to indirect loans were $516,000 as compared with $675,000 for the like period in 2004.
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
          While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Management anticipates that normal growth of the loan portfolio may require future increases in the allowance for loan losses.
          Nonperforming Assets. Nonperforming loans decreased to $2.7 million, or 0.44% of loans (excluding loans held for sale), at September 30, 2005 from $2.8 million, or 0.48% of loans (excluding loans held for sale), at December 31, 2004. The current allowance for loan losses of $8.6 million represents 319.21% of nonperforming loans as compared to 281.05% of nonperforming loans at December 31, 2004. Total impaired loans were $2.7 million at September 30, 2005, compared to $2.8 million at December 31, 2004.

          The following table sets forth an analysis of the composition of the Company’s nonperforming assets:

(Dollars in thousands)	September 30, 2005	December 31, 2004
Nonaccrual loans	$2,692	$2,812
Restructured loans	—	—

Total nonperforming loans	2,692	2,812
Other real estate owned	622	1,222

Total nonperforming assets	$3,314	$4,034

Impaired loans (1)	2,692	2,812
Accruing loans past due ≥ 90 days	—	—
Potential problem loans	1,054	356
Allowance for loan losses	8,593	7,903
Nonperforming loans to loans (2)	0.44%	0.48%
Allowance for loan losses to loans (2)	1.40%	1.36%
Allowance for loan losses to nonperforming loans	319.21%	281.05%
Allowance for loan losses to nonperforming assets	259.295	195.91%
Nonperforming assets to total assets	0.46%	0.61%

(1)	Certain non-accrual loans outstanding as of December 31, 2004 were reclassified as impaired loans in accordance with FASB Statement No. 114 to conform to the current presentation.

(2)	Excludes loans held for sale.
          Premises and Equipment. Premises and equipment, net of depreciation, was $20.6 million at September 30, 2005 and $20.4 million on December 31, 2004. The Company sold its former operations building located in Oak Harbor, Washington, earning a nominal gain of $95,000 during the first quarter of 2005. In addition, the Company made leasehold improvements to the new Friday Harbor branch location during the first six months of 2005.
          The Company purchased property in the Burlington, WA area during the first half of 2005 to protect the ingress and egress of the Company’s existing branch facility.
          Other Assets. Other assets were $8.1 million and $7.5 million at September 30, 2005 and December 31, 2004, respectively. The balances reflect the interest accrual on loans and investments and an increase to prepaid and other assets. Offsetting these increases, the Company disposed of $424,000 in other real estate owned properties (“OREO”) during the first nine months of 2005.
          Deposits. Deposits grew 13.2% to $637.3 million at September 30, 2005 from $563.0 million at December 31, 2004. Certificates of deposit is the only deposit group that has stated maturity dates. At September 30, 2005, the Company had $229.2 million in CDs, of which approximately $147.8 million, or 64.5%, are scheduled to mature within one year. To date, the Company has not accepted brokered deposits. It has made a concerted effort to attract deposits in the market area it serves through competitive pricing and delivery of quality service. Historically, the Company has been able to retain a considerable amount of its deposits as they mature.
          Noninterest-bearing demand deposits increased by 36.2% to $106.0 million in the first nine months of 2005 compared to 77.8 million at year-end 2004. For the same comparable periods, total interest-bearing deposits increased 9.5%, while the weighted average rate of interest-bearing deposits increased to 1.87% from 1.62% as a result of the Company’s objective to remain competitive and increase its market share of deposits.
          Savings deposits and CDs represented 10.9% and 43.1%, respectively, of total interest-bearing deposits at September 30, 2005 compared to 11.5% and 43.3%, respectively, at December 31, 2004. All interest-bearing deposit products increased during the nine months ended September 30, 2005 as management focused on establishing and expanding customer relationships and attracting deposits.

          Other Borrowings. The Company has an established line of credit for $108.0 million with the Federal Home Loan Bank (“FHLB”) as of September 30, 2005. The Company’s total other borrowings from this line of credit was $10.0 million at September 30, 2005 compared to $27.0 million at year-end 2004. The reductions during the nine months ended September 30, 2005 consisted of $22.0 million in FHLB overnight borrowings and $5.0 million in a long-term advance that matured during the second quarter of 2005. These reductions were offset by an origination of a $10.0 million short-term note that will mature within one year. The Company also had unused lines of credit with correspondent banks in the amount of $38.0 million at September 30, 2005.
          Off-Balance Sheet Items. WBCO is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2005 and December 31, 2004, the Company’s commitments under letters of credit and financial guarantees amounted to $1.7 million and $467,000, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
          Shareholders’ Equity. The Company’s shareholders’ equity increased 12.4% to $55.7 million at September 30, 2005 from $49.6 million at December 31, 2004. The increase reflects earnings, proceeds from stock options exercised, the amortization of restricted stock, stock option compensation, the tax benefit associated with the disposition of non-qualified stock options, and an unrealized gain on available-for-sale securities, net of tax, offset by the payment of cash dividends during the first nine months of 2005. During the second quarter of 2005, the Company realized a loss of $50,000 from the sale of an investment security, which was adjusted, net of tax, under Accumulated Other Comprehensive Income.
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

          The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Bank qualified as “well-capitalized” at September 30, 2005 and December 31, 2004:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2005	2004
Total risk-based capital ratio
Consolidated	8%	N/A	11.38%	11.40%
Whidbey Island Bank	8%	10%	11.10%	11.03%
Tier 1 risk-based capital ratio
Consolidated	4%	N/A	10.15%	10.15%
Whidbey Island Bank	4%	6%	9.87%	9.79%
Leverage ratio
Consolidated	4%	N/A	9.89%	9.87%
Whidbey Island Bank	4%	5%	9.60%	9.51%
          There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.
Capital Expenditures and Commitments
          On November 11, 2003, the Company entered into an option to purchase agreement for a 70,000 square-foot property located in the Smokey Point / Arlington, WA area for the purpose of relocating the Smokey Point branch, which is currently in leased space. The agreement stipulates the performance of several conditional items by the seller prior to closing the purchase transaction. No material expenditures are anticipated in the near future.
Significant Accounting Policies
          See Notes to Condensed Consolidated Financial Statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
          At September 30, 2005, based on the measures used to monitor and manage interest rate risk, there were no material changes in the Company’s interest rate risk since December 31, 2004. To manage the risk from interest rate fluctuations, the Company’s strategy is to attain a near-neutral position. Should interest rates increase, the Company may, or may not be negatively impacted due to its current slightly asset-sensitive position. For additional information, refer to the Company’s Form 10-K for the year ended December 31, 2004 filed with the SEC on March 25, 2005.
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
          None.
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
WASHINGTON BANKING COMPANY

Date: November 14, 2005	By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Date: November 14, 2005	By	/s/ Richard A. Shields

Richard A. Shields
Senior Vice President and
Chief Financial Officer