Form 10-K
period 2005-12-31
WASHINGTON BANKING CO
filed 2006-03-13
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
OR
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
Common Stock, No Par Value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☑
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☑         Non-Accelerated filer ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.    Yes ☐         No ☑
The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2005 was approximately $98,822,374 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2005 of $15.15.
The number of shares of registrant’s Common Stock outstanding at March 07, 2006 was 7,402,410.
Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement dated March 24, 2006	Part III, except the reports of the audit and compensation committees

CROSS REFERENCE SHEET
Location in Definitive Proxy Statement
Items required by Form 10-K

Form 10-K		Definitive Proxy Statement

Part and
Item No.	Caption	Caption	Page

Part III
Item 10.	Directors and Executive Officers of the Registrant	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance	4, 17
Item 11.	Executive Compensation	Executive Compensation	10
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related	Security Ownership of Certain Beneficial Owners and Management	3
	Stockholder Matters
Item 13.	Certain Relationships and Related Transactions	Interest of Management in Certain Transactions	18
Item 14.	Principal Accounting Fees and Services	Relationship with Independent Public Accountants	18

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
PART I
Item 1. Business
General
Washington Banking Company (the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary and Washington Banking Capital Trust I (the “Trust”). The Company closed its wholesale lending subsidiary, Washington Funding Group, Inc. (the “Group”) effective June 30, 2004. The Group was formed in January 2003 for the purpose of expanding the Bank’s wholesale mortgage real estate lending platform. During the second quarter of 2004, the Company elected to concentrate corporate resources toward the Bank’s retail operations and closed the Group’s operations. Although the Group’s income from the sale of loans enhanced the Company’s total revenues during 2003 and 2004, the operation of those offices did not provide a satisfactory financial return in either year.
At December 31, 2005, the Company had total assets of $726.0 million, total deposits of $637.5 million and shareholders’ equity of $57.9 million. A more thorough discussion of the Company’s financial performance appears in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations beginning on page 11 of this report.
The Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. The Bank also offers nondeposit managed investment products and services, which are not Federal Deposit Insurance Corporation (“FDIC”) insured. These programs are provided through the investment advisory companies Elliott Cove Capital Management LLC and DFC Services & DFC

Insurance Services. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account.
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
Management believes that increasing the success of current branches and expanding into appropriate market places while managing up-front costs is an excellent way to build franchise value and increase business. The Company’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that the Company offers. Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards. In addition, management will maintain its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense.
Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel. New branch offices are often not profitable for a period of time after opening and management expects that earnings may be negatively affected in the short term.
Market Areas
The Company’s primary market area currently consists of Island, Skagit, Whatcom, Snohomish and San Juan counties in northwest Washington State. Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.
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

The economy of Skagit County is primarily comprised of agriculture, fishing, wood products, tourism, international trade, and specialized manufacturing. With its accessible ports and refineries, Skagit County is the center of the state’s petroleum industry.
Whatcom County, which borders Canada, has an economy with a prominent manufacturing base, as well as a significant academic-research and vocational-technical base, as it is the home of Western Washington University, one of Washington’s largest four-year academic centers. The United States Customs and Border Patrol and municipal, county and state governments give Whatcom County an additional employment base.
Snohomish County is one of the fastest growing areas in the state. Industrial sectors include aerospace, biotechnology, and electronics, as well as a military naval base and large retail influences.
The economy of San Juan County is predominantly comprised of retail trade, tourism, finance and insurance, and real estate services. The county is known for its beautiful locale, which attracts many visitors, and serves as a second home to an affluent sector of the population.
Washington State’s economy has rebounded from the low employment levels experienced in 2001 – 2003, with recent employment growth being the strongest in five years. Construction employment and sales of building materials were strong as the housing market remained robust through most of 2005. Even as mortgage rates drift higher, they are still relatively low by historical standards, and Washington State population continues to rise. The large military bases located in the Company’s region continue to have a positive economic impact.
Competition
The Company operates in a highly competitive banking environment, competing for deposits, loans and other financial services with a number of larger and well-established commercial banks, savings banks, savings and loan associations, credit unions and other institutions, including nonbanking financial services companies.
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
Executive Officers of the Company
The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	57	President and Chief Executive Officer	1992
Phyllis A. Hawkins	57	Senior Vice President and Controller	1995
Joseph W. Niemer	54	Executive Vice President and Chief Credit Officer	2005
Richard A. Shields	46	Senior Vice President and Chief Financial Officer	2004
John L. Wagner	62	Executive Vice President and Chief Operating Officer	2004
Michal D. Cann. Mr. Cann, 57, has been the President and Chief Executive Officer of the Company since its inception in 1996, the President and Chief Executive Officer of the Bank since 1993, and a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.
Phyllis A. Hawkins. During 2005, Ms. Hawkins, 57, was the Senior Vice President and Controller of the Company and the Bank. Prior to that appointment, she served as the Chief Financial Officer since 1996. Ms. Hawkins also served as the chairperson for the Bank’s Asset/ Liability Management Committee and the Risk Management Committee through 2004. She began working for the Bank in 1969 and has held various positions in operations, human resources and auditing. Ms. Hawkins was promoted to Senior Vice President/ Operations Administration Manager effective first quarter 2006.
Joseph W. Niemer. Mr. Niemer, 54, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.
Richard A. Shields. Mr. Shields, 46, is the Senior Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at a community bank that grew substantially both organically and through multiple acquisitions.
John L. Wagner. Mr. Wagner, 62, is the Executive Vice President and Chief Operating Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.
Employees
The Company had 296 full time equivalent employees at December 31, 2005. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.
The Company’s principal subsidiary, Whidbey Island Bank, provides services through nineteen bank branches in five counties located in northwestern Washington. In addition to the President, the Bank has an established management team of senior executives who are fully involved and responsible for the day-to-day business of the Bank.
Supervision and Regulation
The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Federal Reserve Board (“FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions – Division of Banks (“Division”). FDIC insures the Bank’s deposits and in that capacity also regulates the Bank.
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
Gramm-Leach-Bliley Financial Services Modernization Act. Congress enacted major federal financial institution reform legislation in 1999. Title I of the Gramm-Leach-Bliley Act (the “GLB Act”), which became effective March 11, 2000, allows bank holding companies to elect to become financial holding companies. In addition to activities previously permitted bank holding companies, financial holding companies may engage in nonbanking activities that are financial in nature, such as securities, insurance and merchant banking activities, subject to certain limitations.
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
There are various legal restrictions on transactions between the Company and any nonbank subsidiaries, and between the Company and the Bank. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company.
Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. A state bank may establish a de novo branch out of state if such branching is expressly permitted by the other state.
Federal and State Bank Regulation. Among other things, applicable federal and state statutes and regulations which govern a bank’s activities relate to minimum capital requirements, required reserves against deposits, investments, loans, legal lending limits, mergers and consolidations, borrowings, issuance of securities, payment of dividends, establishment of branches and other aspects of its operations. The Division and the FDIC also have authority to prohibit banks under their supervision from engaging in what they consider to be unsafe and unsound practices.
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
Capital Adequacy. The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2005, the Company and the Bank exceeded the minimum capital standards.
Sarbanes-Oxley Act of 2002. The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, including provisions of the Sarbanes Oxley Act of 2002.
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

Item 1A.	Risk Factors
Historical performance may not be indicative of future performance and, as noted elsewhere in this report, the Company has included forward-looking statements about it’s business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the other risks or uncertainties contained in this report, the following risks may affect operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, the Company’s business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list; that some risks are unknown or not quantifiable, and other risks that are currently perceived as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.
Adequacy of the Allowance for Loan Losses. The Company has established a reserve for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. The determination of the amount of loan loss allowance is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, the Company cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If the loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require the Company to increase the allowance, which also would adversely impact revenues and financial condition.
Growth and Management. Financial performance and profitability will depend on the Company’s ability to manage recent growth and potential future growth. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on the Company’s business, financial condition and results of operations. Accordingly, there can be no assurance that the Company will be able to execute it’s growth strategy or maintain the level of profitability that it has achieved in the past.
Changes in Market Interest Rates. The Company’s earnings are impacted by changing interest rates. Changes in interest rates affect the demand for new loans, the credit profile of existing loans, the rates received on loans and securities, and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as the net interest spread. Based on the Company’s current volume and mix of interest-bearing liabilities and interest-earning assets, net interest spread could be expected to increase during times when interest rates rise in a parallel shift along the yield curve and, conversely, to decline during times of similar falling interest rates. Exposure to interest rate risk is managed by monitoring the re-pricing frequency of rate-sensitive assets and rate-sensitive liabilities over any given period. Although management believes the current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates could potentially have an adverse affect on the Company’s business, financial condition and results of operations.
Liquidity. Liquidity measures the ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Dramatic fluctuations in loan or deposit balances make it challenging to manage liquidity. A sharp reduction in deposits could force the Company to borrow heavily in the wholesale deposit market. In addition, rapid loan growth during periods of low liquidity could induce the Company to purchase federal funds from correspondent banks, borrow at the Federal Home Loan Bank of Seattle or Federal Reserve discount window, raise deposit interest rates and/or decline loans.
Geographic Concentration. Substantially, all of the Company’s business is derived from a five-county area in northwest Washington State. Employment opportunities within these communities have traditionally been primarily in the areas of military spending, oil and gas industries, tourism and manufacturing. Many of the markets served by the Company have quickly earned a reputation as desirable places for quality of life for families and entrepreneurs. While the Company’s expansion strategy has been built around these growing and diverse geographic markets, the Company’s business is, and will remain, sensitive to economic factors that relate to these industries and to local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in the Company’s markets, may have a more pronounced effect upon it’s business than they might on an institution that is more broadly diverse in geographic concentration. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.
Regulation. The Company is subject to government regulation that could limit or restrict it’s activities, which in turn could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as shareholders. These regulations can sometimes impose significant limitations on operations. Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies.
Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance.
Competition. The financial services business in the Company’s market areas is highly competitive and competition may adversely affect performance. Competition continues to increase due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in originating loans and competes for loans principally through the pricing of interest rates and loan fees, and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce our market share or cause the pricing for services to be realigned. Results may differ in future periods depending upon the nature or level of competition.
Credit Risk. A source of risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which it believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying its credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect results of operations.

Item 1B.	Unresolved Staff Comments
The Company had no unresolved staff comments from the Securities and Exchange Commission.
Item 2. Properties
The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2005, the Bank conducted business at 19 locations, twelve of which are owned by the Bank, including the main office in Coupeville, WA, and seven are leased under various agreements. The Company owns two additional facilities for administrative purposes and owns a parcel of land in Bellingham, WA for the construction of a new branch site.
The Company entered into an earnest money agreement for property in the Smokey Point/Arlington, WA area with plans to relocate the Smokey Point branch, which is currently leased. Management anticipates the closing of the sale and the branch construction to begin during the third quarter of 2006.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of securities holders of the Company during the quarter ended December 31, 2005.
PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq National Market System under the symbol “WBCO.”
The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of March 7, 2006, the Company’s common stock was held of record by approximately 342 shareholders, a number which does not include beneficial owners who hold shares in “street name.”
The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2005 and 2004, as adjusted for stock dividends and splits:

	2005			2004

	High	Low	Dividend	High	Low	Dividend

First quarter	$14.96	$13.31	$0.054	$13.50	$10.44	$0.047
Second quarter	15.15	12.75	0.055	13.10	11.10	0.054
Third quarter	19.74	15.25	0.055	11.63	10.50	0.054
Fourth quarter	18.50	17.00	0.055	13.65	11.18	0.054
The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. For 1997 and prior years, cash dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid cash dividends on a quarterly basis. On October 24, 2002, the Company distributed a 10% stock dividend, and on February 26, 2004, the Company distributed a 15% stock dividend. In addition, the Company declared a 4-for-3 stock split to shareholders of record as of May 2, 2005, which was distributed on May 17, 2005. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.
Sales of Unregistered Securities
The Company had no sales of unregistered securities during the fourth quarter of 2005.
Purchases of Equity Securities
The Company had no purchases of its equity securities during the fourth quarter of 2005.

Item 6. Selected Financial Data
Consolidated Five-Year Statements of Operations and Selected Financial Data
The following table sets forth selected audited consolidated financial information and certain financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Item 8 – Financial Statements and Supplementary Data and should be read in conjunction with the Company’s financial statements and the management discussion set forth in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Years Ended December 31

	2005	2004	2003	2002	2001

(Dollars in thousands, except per share amounts)
Operating data:
Total interest income	$45,790	$38,464	$35,913	$34,785	$32,702
Total interest expense	11,566	8,837	8,737	10,657	13,436

Net interest income	34,224	29,627	27,176	24,128	19,266
Provision for loan losses	(2,250)	(3,500)	(3,200)	(3,866)	(2,780)

Net interest income after provision	31,974	26,127	23,976	20,262	16,486
Service charges on deposits	3,150	2,986	2,127	1,801	1,707
Other noninterest income	4,149	3,685	3,732	3,224	2,731

Total noninterest income	7,299	6,671	5,859	5,025	4,438
Noninterest expense	25,225	23,267	21,014	17,231	14,722

Income before income taxes	14,048	9,531	8,821	8,056	6,202
Provision for income taxes	4,580	2,985	2,798	2,719	1,918

Income from discontinued operations, net of tax	—	(370)	(56)	—	—

Net income	$9,468	$6,176	$5,967	$5,337	$4,284

Average number of shares outstanding, basic	7,278,486	7,209,349	7,121,948	6,871,089	6,827,136
Average number of shares outstanding, diluted	7,542,174	7,460,596	7,398,241	7,255,283	7,150,205
Per share data(1):
Net income per share, basic	$1.30	$0.86	$0.84	$0.78	$0.63
Net income per share, diluted	1.26	0.83	0.81	0.74	0.60
Book value	7.84	6.85	6.21	5.66	5.11
Dividends	0.22	0.22	0.18	0.16	0.14
Balance sheet data:
Total assets	$725,976	$657,724	$581,741	$535,412	$437,686
Loans receivable	630,258	579,980	499,919	430,074	374,792
Allowance for loan losses	8,810	7,903	6,116	5,514	4,308
Other real estate owned	—	1,222	504	592	473
Federal funds sold	21,095	—	4,795	23,000	2,500
Deposits	637,489	563,001	501,497	462,995	367,175
Other borrowed funds	10,000	5,000	12,500	15,000	32,500
Junior subordinated debentures	15,007	15,007	—	—	—
Trust preferred securities	—	—	15,000	15,000	—
Shareholders’ equity	57,849	49,591	44,360	39,432	34,977

(1)	Per share data adjusted for the 4-for-3 stock split distributed on May 17, 2005, 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.

(Continued)

	Years Ended December 31

	2005	2004	2003	2002	2001

Selected performance ratios:
Return on average assets	1.37%	0.98%	1.06%	1.09%	1.06%
Return on average equity	17.87%	13.37%	14.43%	14.41%	12.62%
Net interest margin (fully tax-equivalent)	5.36%	5.15%	5.22%	5.36%	5.29%
Net interest spread	5.02%	4.89%	4.92%	4.99%	4.72%
Noninterest expense to average assets	3.64%	3.71%	3.73%	3.52%	3.66%
Efficiency ratio (fully tax-equivalent)	60.37%	63.55%	62.96%	58.39%	61.21%
Dividend payout ratio	17.46%	26.51%	22.22%	20.27%	23.33%
Asset quality ratios:
Nonperforming loans to period-end loans	0.34%	0.48%	0.83%	0.75%	0.56%
Allowance for loan losses to period-end loans	1.40%	1.36%	1.22%	1.28%	1.15%
Allowance for loan losses to nonperforming loans	408.06%	281.05%	147.09%	171.14%	205.73%
Nonperforming assets to total assets	0.30%	0.61%	0.80%	0.71%	0.59%
Net loan charge-offs to average loans outstanding	0.22%	0.32%	0.56%	0.64%	0.33%
Capital ratios:
Total risk-based capital	11.52%	11.40%	12.01%	12.80%	9.76%
Tier 1 risk-based capital	10.28%	10.15%	10.85%	11.22%	8.69%
Leverage ratio	10.26%	9.87%	10.17%	9.89%	8.13%
Average equity to average assets	7.65%	7.36%	7.33%	7.57%	8.44%
Other data:
Number of banking offices	19	18	17	17	14
Number of full time equivalent employees	296	289	300	247	209
Summary of Quarterly Financial Information
See Item 8 – Financial Statements and Supplementary Data, Note 21 – Selected Quarterly Financial Data (Unaudited).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Item 8 – Financial Statements and Supplementary Data.
Executive Overview
2005 was a record setting year for the Company. For the year ended December 31, 2005, the Company reported record net income of $9.5 million and recorded fully diluted earnings per share of $1.26. At year end, the Company reported total assets of $726 million, total loans of $630 million, and total deposits of $637 million. Other significant achievements and events in 2005 included:

•	Operating efficiency ratio improved by 3% to 60.37%.

•	Net interest margin expanded by 0.21% to 5.36%.

•	Nonperforming assets as a percent of total assets decreased to 0.30%.

•	Liquidation of all other real estate owned, a $1.22 million decrease.

•	Continued organic growth; 9% for loans and 13% for total deposits.

•	Solid expansion of noninterest-bearing deposits to $105 million or 17% of total deposits.

•	Return on average assets improved to 1.37% from 0.98%.

•	Improvement in the return on average equity to 17.87% from 13.37%.

•	A 4-for-3 stock split in May 2005.
The Company also dealt with some challenges in the past year including:

•	Continued decline in revenues from the sale of mortgage loans from a record high of $2.1 million in 2003 to $773,000 in 2005.

•	Implemented the compliance requirements of the Sarbanes Oxley Act, Section 404.
Summary of Critical Accounting Policies
The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in future periods. The Company’s significant accounting policies are described in Item 8 – Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies.
Results of Operations Overview
For the year ended December 31, 2005, net income was $9.5 million or $1.26 per diluted share, an increase of 52% on a per diluted share basis from 2004. Income from continuing operations, which excludes the after tax operating loss from the closure of Washington Funding Group in 2004, increased 43% in diluted earnings per share compared with 2004. The improvement of diluted earnings per share is attributed to improved net interest income and other noninterest income. Additionally, the Company has actively managed noninterest expenses and as a result improved the operating efficiency ratio to 60.37% in 2005, from 63.55% in 2004.
Net Interest Income: In 2005, net interest income on a tax equivalent basis increased 15% from $29.9 million in 2004 to $34.5 million at year end. The increase in net interest income was primarily due to an increase in average earning assets of $61.6 million in 2005 and to a lesser extent, an increase in the interest spread. Loans, the largest component of earning assets, increased an average of $61.7 million, compared with 2004. The yield on earning assets increased to 7.16% in 2005, 0.49% higher than 2004. The increase was due to repricing of variable rate loans, as well as higher rates on new loan originations in 2005 compared with 2004. Average interest-bearing liabilities increased $42.5 million in 2005 compared with 2004. The cost of interest-bearing liabilities increased 0.36% to 2.14% in 2005 compared with 2004. The increase was primarily the result of an increase in the cost of time deposits and to a lesser extent interest-bearing demand and money market accounts. The cost of interest-bearing deposits generally increased during 2005 as a result of increases in short term interest rates. As a result of the above changes, the interest rate spread widened 0.13% to 5.02% in 2005 and the net interest margin widened 0.21% to 5.36%. The net interest margin widened by more than the spread due to an increase of $15.4 million in average noninterest-bearing sources of funds.
Net interest income increased $2.4 million in 2004 compared with 2003 due to increases in average earning assets offset by a decrease in the interest margin. Average earning assets increased $54.0 million while the interest rate margin decreased 0.07%. The increase in average earning assets was driven by an increase in average loans while the decrease in the margin was due primarily to declining yields on earning assets.

The following table details the changes in net interest income over the last three years:

	Net Interest Income Analysis as of:
	Years Ended December 31

	2005			2004			2003

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)(2)	$608,998	$44,707	7.34%	$547,462	$37,509	6.85%	$474,874	$34,545	7.27%
Federal funds sold	12,365	440	3.56%	8,103	111	1.37%	19,104	197	1.03%
Interest-bearing cash	897	28	3.12%	699	9	1.29%	5,966	62	1.04%
Investments:
Taxable	14,158	399	2.82%	14,473	434	3.00%	13,001	446	3.43%
Non-taxable(2)	6,810	477	7.00%	10,798	715	6.62%	14,608	1,004	6.87%

Interest-earning assets	643,228	46,051	7.16%	581,535	38,778	6.67%	527,553	36,254	6.87%
Noninterest-earning assets	49,832			45,819			36,410

Total assets	$693,060			$627,354			$563,963

Liabilities and Shareholders’ Equity
Deposits:
Interest bearing demand and money market	$227,588	$2,485	1.09%	$212,519	$1,610	0.76%	$190,837	$1,707	0.89%
Savings	57,131	448	0.78%	48,270	381	0.79%	36,332	296	0.81%
CDs	224,002	7,024	3.14%	208,991	5,632	2.69%	190,755	5,380	2.82%

Interest-bearing deposits	508,721	9,957	1.96%	469,780	7,623	1.62%	417,924	7,383	1.77%
Fed funds purchased	5,740	159	2.77%	3,106	46	1.48%	98	1	1.02%
Junior subordinated debentures	15,007	1,071	7.14%	15,007	782	5.21%	—	—	—
Trust preferred securities	—	—	—	—	—	—	14,918	742	4.97%
Other interest-bearing liabilities	9,846	379	3.85%	8,919	386	4.33%	14,864	611	4.11%
Interest-bearing liabilities	539,314	11,566	2.14%	496,812	8,837	1.78%	447,804	8,737	1.95%
Noninterest-bearing deposits	96,511			81,146			71,764
Other noninterest-bearing liabilities	4,250			3,193			3,040
Total liabilities	640,075			581,151			522,608
Shareholders’ equity	52,985			46,203			41,355

Total liabilities and shareholders’ equity	$693,060			$627,354			$563,963

Net interest income(2)		$34,485			$29,941			$27,517

Net interest spread			5.02%			4.89%			4.92%

Net interest margin(2)			5.36%			5.15%			5.22%

(1)	Of this amount, loan fees accounted for $1,365, $1,081, and $976, for the years ended December 31, 2005, 2004 and 2003, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 34.3%, 34% and 34%, for the years ended December 31, 2005, 2004 and 2003, respectively. These adjustments were $259, $316, and $341, for the years ended December 31, 2005, 2004 and 2003, respectively.

The following table details the effects of the interest changes over the last two years:

	Interest Rate & Volume Analysis
	2005 compared to 2004			2004 compared to 2003

	Increase (decrease) due to(2)			Increase (decrease) due to(2)

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans(1)(3)	$4,400	$2,798	$7,198	$4,785	$(1,821)	$2,964
Federal funds sold	81	248	329	(200)	114	(86)
Interest-earning cash	3	16	19	(73)	20	(53)
Securities(1)	(185)	(88)	(273)	(116)	(185)	(301)

Total interest income	$4,299	$2,974	$7,273	$4,396	$(1,872)	$2,524

Interest-bearing demand deposits	$121	$754	$875	$279	$(376)	$(97)
Savings accounts	69	(2)	67	94	(9)	85
CDs	425	966	1,391	472	(219)	253
Fed funds purchased	56	57	113	44	1	45
Junior subordinated debentures	—	289	289	782	—	782
Trust preferred securities	—	—	—	(742)	—	(742)
Other borrowings	144	(150)	(6)	(258)	32	(226)

Total interest expense	$815	$1,914	$2,729	$671	$(571)	$100

(1)	Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 34.3%, 34% and 34%, for the years ended December 31, 2005, 2004 and 2003, respectively.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. The provision for loan losses decreased 36% to $2.3 million in 2005 from $3.5 million in 2004. The $1.2 million decrease in the provision from 2004 to 2005 was due to lower net charge-offs and overall improved credit quality of the loan portfolio. Net charge-offs for 2005 were $1.3 million versus $1.7 million in 2004. The provision for loan losses increased $300,000 from $3.2 million in 2003 to $3.5 million in 2004. Due to improvements in asset quality, collection of recoveries, changes in the loan portfolio mix, and overall loan growth, loan loss expenses were successfully controlled in 2005. During this same time, the Company added to the allowance for loan losses. The allowance, as a percent of total loans, grew from 1.36% in 2004 to 1.40% in 2005. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Noninterest Income: Noninterest income remains a key focus of the Company. Since 2003, the Company has focused on diversifying the noninterest income mix. In 2003, 72% of noninterest income consisted of income from sale of loans and service charges, while in 2004, 63% of noninterest income was derived from these products. In 2005, 54% of noninterest income came from income from sale of loans and service charges. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products. In 2005, these products provided an additional $652,000 of noninterest income compared with 2004.
In 2005, noninterest income increased 9% to $7.3 million as compared to $6.7 million in 2004 and $5.9 million in 2003. This change is primarily attributed to a combination of income from the Company’s Bank Owned Life Insurance (“BOLI”) product, increases in Small Business Administration (“SBA”) premiums, ATM income and sales of nondeposit investment products, with an offsetting decrease in income from the sale of real estate loans. The Company’s BOLI product was purchased in July 2004. In 2005, the Bank realized a full year of income from this product, which represented an additional $124,000 of noninterest income. The increase in 2004 noninterest income from 2003 was primarily attributed to an increase in service charges and BOLI income.

Income from the sale of loans has continued to impact the Company. In 2005, increased competition and staff turnover contributed to the decline in income from sales of loans. In 2004, income from sales of loans decreased by $934,000 due to record high refinancing and home sales in 2003.
Noninterest Expense: The Company continues to focus on controlling noninterest expenses. As a result of consolidating back office operations and improving operating efficiencies, the Company continued to successfully manage noninterest expense during 2005. Due to this focused effort, noninterest expense grew by only $2.0 million or 8% in 2005. The Company’s efficiency ratio improved 3% from 63.55% in 2004 to 60.37% at year end. As detailed in the table below, the majority of the increase was attributed to salaries and benefits and other expenses:

	Years Ended December 31
				Change	Change
	2005	2004	2003	2005 vs. 2004	2004 vs. 2003

(Dollars in thousands)
Salaries and benefits	$18,004	$16,585	$14,817	$1,419	$1,768
Less: loan origination costs	(2,918)	(2,841)	(2,543)	(77)	(298)

Net salaries and benefits (as reported)	15,086	13,744	12,274	1,342	1,470
Occupancy expense	3,379	3,290	3,028	89	262
Office supplies and printing	659	644	657	15	(13)
Data processing	493	490	459	3	31
Consulting and professional fees	617	793	637	(176)	156
Other	4,991	4,306	3,959	685	347

Total noninterest expense	$25,225	$23,267	$21,014	$1,958	$2,253

The increase in salaries and benefits expense in 2005 was a result of:

•	Employee benefits paid by the Company increased $296,000 or 15% as compared to the prior year. This increase was due primarily to increased costs of health insurance. Additionally, the Company issued restricted stock awards in March of 2005 with related costs of approximately $97,000. See Item 8 – Financial Statements and Supplementary Data, Note 12 – Stock Incentive Plans.

•	Salaries increased by $692,000 or 5% compared to the prior year. The increase was attributable to general wage increases and commissions paid on sales of nondeposit investment products. The Company’s number of full time equivalent employees remained relatively flat with 296 and 289 at December 31, 2005 and 2004, respectively.

•	Bonuses for 2005 increased by $473,000. The increase in bonus expense was consistent with the performance of the Company and the performance goals set by senior management for 2005.
The increase in other noninterest expenses in 2005 was related to the following areas:

•	During 2005, the Company implemented the regulations of Section 404 of the Sarbanes Oxley Act of 2002. As a result, the Company incurred additional consulting and auditing fees of approximately $212,000.

•	The Company took write downs on the recorded values of several foreclosed properties totaling $253,000 in 2005 versus write downs of $54,000 in 2004. These properties were subsequently sold in 2005. For further details concerning foreclosed properties, see the Credit Risks and Asset Quality section found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Washington State business and occupation tax (“B&O”) paid in 2005 increased $177,000 compared with the previous year. This increase was consistent with the Company’s increase in gross income for 2005.
Noninterest expense increases in 2003 and 2004 were in the areas of compensation and benefits, and general costs associated to support the Company’s ongoing efforts to grow the organization.
Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, increased 1.03%, to 32.34%, in 2005 versus an effective tax rate of 31.31% for 2004 and 2003. The effective tax rate is lower than the statutory rate due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additional information on income taxes is provided in Item 8 – Financial Statements and Supplementary Data, Note 9 – Income Taxes.
Financial Condition Overview
In 2005, the Company focused on growing its loan portfolio and deposit funding base. Total loans at December 31, 2005 were $630 million, with loan growth of $50 million, or 9% for the year. Total deposits at year end 2005 were $637 million, with deposit growth totaling $74 million or 13% for the year. Approximately $28 million of the total deposit growth, or 38%, was attributed to noninterest-bearing deposits. Shareholders’ equity increased $8.3 million to $58 million, with a book value of $7.84 per share at 2005 year end.
Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio mitigates interest rate inherent in the loan portfolio, while providing a vehicle for the investment of available funds and a source of liquidity.
During 2005, the Company’s investment portfolio was relatively unchanged from the prior year. In 2005, securities maturing or sold were reinvested in equivalent securities. In 2004, total investment securities decreased $10.9 million compared to the previous year. The decrease was a result of the sale and maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand and purchase of a BOLI product. The Company’s investment portfolio mix, based upon amortized cost, is outlined in the table below:
Investment Portfolio as of:

	Years Ended December 31

	2005	2004	2003

(Dollars in thousands)
U.S. government agency securities	$10,494	$10,535	$13,561
Pass-through securities	126	214	416
Corporate obligations	999	999	998
Preferred stock	—	504	504
State & political subdivisions	7,529	6,819	14,745

Total(1)	$19,148	$19,071	$30,224

(1)	No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The average life of the Company’s investment portfolio in 2005 increased to 3.2 years from 2.9 years in 2004. The following table further details the Company’s investment portfolio, based upon market value at December 31, 2005. Additional information about the investment portfolio is provided in Item 8 – Financial Statements and Supplementary Data, Note 3 – Investment Securities.

	Investment Portfolio Maturities and Average Yield
	December 31, 2005

				Over
	Within 1 Year	1-5 Years	5-10 Years	10 Years	Total
(Dollars in thousands)
U.S. government agency securities
Balance	$3,457	$6,904	$—	$—	$10,361
Weighted average yield	2.64%	4.11%	—	—	3.62%
Pass-through securities
Balance	—	127	—	—	127
Weighted average yield	—	5.50%	—	—	5.50%
Corporate obligations and other
Balance	987	—	—	—	987
Weighted average yield	2.94%	—	—	—	2.94%
State and political subdivisions
Balance	1,343	4,226	2,033	—	7,602
Weighted average yield	4.90%	4.28%	3.89%	—	4.29%

Total balance	$5,787	$11,257	$2,033	$—	$19,077

Weighted average yield	3.22%	4.19%	3.89%	—	3.86%
Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. Total loans represented 87% of total assets or $630 million at December 31, 2005. This represented a $50 million, or 9% , increase for the year. In 2005, the commercial real estate segment was the primary source of growth, adding an additional $45 million in loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community. The following table further details the loan portfolio:

	Loan Portfolio Composition as of:
	December 31

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$79,341	12.6%	$80,927	14.0%	$87,371	17.5%	$91,816	21.4%	$109,867	29.3%
Real estate mortgages:
One-to-four family residential	45,278	7.2%	46,242	8.0%	35,209	7.1%	40,177	9.3%	40,136	10.7%
Commercial	218,260	34.6%	173,280	29.9%	133,539	26.7%	94,404	22.0%	65,782	17.6%

Total real estate mortgages	263,538	41.8%	219,522	37.9%	168,748	33.8%	134,581	31.3%	105,918	28.3%
Real estate construction	113,661	18.0%	105,940	18.2%	70,974	14.2%	40,112	9.3%	26,917	7.2%
Consumer	173,676	27.6%	173,216	29.9%	172,406	34.5%	163,368	38.0%	132,067	35.2%

Subtotal	630,216	100.0%	579,605	100.0%	499,499	100.0%	429,877	100.0%	374,769	100.0%

Less: allowance for loan losses	(8,810)		(7,903)		(6,116)		(5,514)		(4,308)
Deferred loan fees, net	42		375		420		197		23

Loans, net	$621,448		$572,077		$493,803		$424,560		$370,484

The Company’s loan portfolio composition is comprised of the following loan types:

•	Commercial Loans: Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

+	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

+	Commercial Real Estate Loans: Commercial real estate loans are secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space. Loans secured by commercial real estate may involve a greater degree of risk than one-to-four family residential loans. Payments on such loans are often dependent on successful business management operations.

•	Real Estate Construction Loans: Real estate construction loans consist of three types: 1) commercial real estate, 2) one-to-four family residential construction, and 3) speculative construction.

+	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

+	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homebuyer is the borrower.

+	Speculative Construction: Speculative construction provides financing to builders for the construction of pre-sold homes and speculative residential construction. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions.

•	Consumer Loans: The Company’s consumer loan portfolio consists of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans.

+	Direct Consumer Loans: Direct consumer loans consist of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans originated directly by the Bank’s loan officers.

+	Indirect Consumer Loans: The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. The Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company currently sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.
Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:
Maturity and Sensitivity of Loans to Changes in Interest Rates

	Maturing

	Within 1 year	1-5 years	After 5 years	Total
(Dollars in thousands)
Commercial	$28,728	$28,431	$22,181	$79,341
Real estate construction:
One-to-four family residential	57,915	18,288	2,813	79,016
Commercial	23,875	5,628	5,142	34,645

Total real estate construction	81,790	23,917	7,954	113,661

Total	$110,518	$52,348	$30,136	$193,002

Fixed-rate loans	$22,790	$28,232	$3,363	$54,386
Variable-rate loans	87,728	24,116	26,773	138,616

Total	$110,518	$52,348	$30,136	$193,002

Credit Risks and Asset Quality
Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management.
The Company manages its credit risk through lending limit constraints, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and other real estate owned. Additional information on nonperforming assets is provided in Item 8 – Financial Statements and Supplementary Data, Note 1 – Significant Accounting Policies. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. Further details on the loss analysis are provided below in the Allowance for Loan Losses section.

The following table summarizes the Company’s nonperforming assets for the past five years:

	Nonperforming Assets as of:
	Years Ended December 31

	2005	2004	2003	2002	2001
(Dollars in thousands)
Nonaccrual loans	$2,159	$2,812	$4,158	$3,222	$2,094
Restructured loans	—	—	—	—	—

Total nonperforming loans	2,159	2,812	4,158	3,222	2,094
Other real estate owned	—	1,222	504	592	473

Total nonperforming assets	$2,159	$4,034	$4,662	$3,814	$2,567

Impaired loans	$2,159	$3,417	$6,721	$3,222	$2,094
Accruing loans past due ≥ 90 days	—	—	—	—	—
Potential problem loans	—	356	314	—	—
Allowance for loan losses	8,810	7,903	6,116	5,514	4,308
Interest foregone on nonaccrual loans	185	204	224	220	109
Nonperforming loans to loans	0.34%	0.48%	0.83%	0.75%	0.56%
Allowance for loan losses to loans	1.40%	1.36%	1.22%	1.28%	1.15%
Allowance for loan losses to nonperforming loans	408.06%	281.05%	147.09%	171.14%	205.73%
Allowance for loan losses to nonperforming assets	408.06%	195.91%	131.19%	144.57%	167.82%
Nonperforming assets to total assets	0.30%	0.61%	0.80%	0.71%	0.59%
Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

•	Specific allowances for identified problem loans and portfolio segments.

•	A formula allowance based upon the historical loss experience of the loan portfolio, mix of the portfolio by loan type and the loan grade quality.

•	A general unallocated allowance consistent with SFAS No. 5, “Accounting for Contingencies.”
The evaluation of each element and the overall allowance is based on a continuing assessment of nonperforming assets, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The allocation of the allowance is based on an evaluation of nonperforming assets, historical ratios of loan losses and other factors that may affect future loan losses in specific categories of loans.

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

	Allocation of Allowance for Loan Losses as of:
	Years Ended December 31

	2005		2004		2003		2002		2001

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$737	12.6%	$772	14.0%	$799	17.5%	$842	21.4%	$958	29.3%
Real estate mortgage	2,844	41.8%	2,352	37.9%	1,762	33.8%	1,297	31.3%	889	28.3%
Real estate construction	1,378	18.0%	1,399	18.2%	912	14.2%	450	9.3%	374	7.2%
Consumer	2,308	27.6%	2,449	29.9%	2,415	34.5%	2,209	38.0%	1,693	35.2%
Unallocated	1,543	N/A	931	N/A	228	N/A	716	N/A	394	N/A

Total	$8,810	100.0%	$7,903	100.0%	$6,116	100.0%	$5,514	100.0%	$4,308	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
While the Company believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Based on the assessment of loan quality, the Company believes that the current allowance for loan losses is appropriate under the current circumstances and economic conditions.
Asset Quality: The Company’s asset quality has improved over the past two years. Additionally, increased recoveries of prior charge-offs have helped decrease net charge-offs to average loans by 0.34% since 2003. The following table sets forth historical information regarding the Company’s net charge-offs and average loans for the past five years:

	Net Loan Charge-Offs as of:
	Years Ended December 31

	2005	2004	2003	2002	2001
(Dollars in thousands)
Indirect net charge-offs	$(837)	$(926)	$(1,055)	$(749)	$(329)
Other net charge-offs	(506)	(787)	(1,543)	(1,911)	(807)

Total net charge-offs	$(1,343)	$(1,713)	$(2,598)	$(2,660)	$(1,136)

Average indirect loans	$95,126	$103,278	$100,684	$86,181	$60,423
Average other loans	508,201	436,678	359,560	326,608	278,907

Total average loans	$603,327	$539,956	$460,244	$412,789	$339,330

Indirect net charge-offs to average indirect loans	0.88%	0.90%	1.05%	0.87%	0.54%
Other net charge-offs to average other loans	0.10%	0.18%	0.43%	0.59%	0.29%
Net charge-offs to average loans	0.22%	0.32%	0.56%	0.64%	0.33%

The following table sets forth historical information regarding changes in the Company’s allowance for loan losses:

	Summary of Loan Loss Experience as of:
	Years Ended December 31

	2005	2004	2003	2002	2001
(Dollars in thousands)
Balance at beginning of period	$7,903	$6,116	$5,514	$4,308	$2,664
Charge-offs:
Commercial	(524)	(467)	(1,293)	(1,689)	(357)
Real estate	(98)	(206)	(177)	(67)	(196)
Consumer and other	(1,594)	(1,668)	(1,725)	(1,286)	(854)

Total charge-offs	(2,216)	(2,341)	(3,195)	(3,042)	(1,407)

Recoveries:
Commercial	227	184	208	103	119
Real estate	143	79	—	—	6
Consumer and other	503	365	389	279	146

Total recoveries	873	628	597	382	271

Net charge-offs	(1,343)	(1,713)	(2,598)	(2,660)	(1,136)
Provision for loan losses	2,250	3,500	3,200	3,866	2,780

Balance at end of period	$8,810	$7,903	$6,116	$5,514	$4,308

Deposits and Borrowings
Deposits: In 2005, the Company made a concerted effort to expand its core deposit base, through competitive pricing and delivery of quality service. The Company’s efforts were successful with a 13% increase in total deposits over year end 2004. The Company was particularly successful in attracting an additional $38 million in noninterest-bearing deposits to end 2005 at $105 million, a 35% increase over 2004. As outlined in the following table, the Company increased average deposit balances during 2005 while controlling the cost of those deposits.

	Average Deposit Balances as of:
	Years Ended December 31

	2005		2004		2003

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$227,588	1.09%	$212,519	0.76%	$190,837	0.89%
Savings deposits	57,131	0.78%	48,270	0.79%	36,332	0.81%
Certificates of deposit	224,002	3.14%	208,991	2.72%	190,755	2.84%

Total interest-bearing deposits	508,721	1.96%	469,780	1.63%	417,924	1.77%
Demand and other noninterest-bearing deposits	96,511		81,146		71,764

Total average deposits	$605,232		$550,926		$489,688

Certificates of Deposit (“CDs”) were approximately 38% of the total deposit base as of December 31, 2005. Approximately 48% of total CDs outstanding had balances of $100,000 or more at December 31, 2005. The following table sets forth the amounts and maturities of these CDs:

	Maturities of Time Deposits $100,000 and Greater
	Less than 3	3 to 6	6 to 12	Over 12
(Dollars in thousands)	months	months	months	months	Total

Certificates of deposit	$22,217	$35,646	$23,192	$35,738	$116,793
Additional information regarding deposits is provided in Item 8 – Financial Statements and Supplementary Data, Note 6 – Deposits.
Borrowings: Total borrowings outstanding decreased 41% from $42 million in 2004 to $25 million in 2005. The change in borrowings is attributable to the repayment of $22.0 million in Federal Home Loan Bank (the “FHLB”) overnight borrowings, and the net change of $5.0 million in short term borrowings from the FHLB. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.
FHLB Borrowings: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At December 31, 2005 the Company had an outstanding $10.0 million short-term advance, with a remaining unused line of credit of $95.1 million. Additional information regarding FHLB borrowings is provided in Item 8 – Financial Statements and Supplementary Data, Note 7 – FHLB Advances and Stock.
Junior Subordinated Debentures: The Company had approximately $15 million of junior subordinated debentures outstanding as of 2005 year end. The entire amount of debentures outstanding have interest rates which adjust on a quarterly basis based on the London Interbank Overnight Rate (“LIBOR”) plus 3.65%. Increases in short term interest rates during 2005 resulted in increased interest expense for the debentures. The debentures have a 30-year maturity, but are callable at the Company’s option without penalty after June 27, 2007. As of December 31, 2005, the entire amount of debentures outstanding qualified as Tier 1 capital for regulatory capital purposes. Additional information regarding junior subordinated debentures is provided in Item 8 – Financial Statements and Supplementary Data, Note 8 – Trust Preferred Securities and Junior Subordinated Debentures.
Capital
Shareholders’ Equity: Shareholders’ equity increased $8.3 million from $49.6 million in 2004 to $57.8 million at 2005 year end, with an ending book value of $7.84 per share. The increase in shareholders’ equity was due to the retention of approximately $7.9 million, or 83%, of net income for the year and the exercise of stock options, and related tax benefit, of $470,000. The Company paid approximately $1.6 million in cash dividends during 2005. The following table represents the cash dividends declared and dividend payout ratio for the past three years:

	Cash Dividends & Payout Ratios
	Years Ended December 31

	2005	2004	2003

Dividend declared per share	$0.22	$0.22	$0.18
Dividend payout ratio	17.46%	26.51%	22.22%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item 1 – Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. In 2005, the Company declared a 4-for-3 stock split to shareholders of record on May 2, 2005 and distributed on May 17, 2005. Additionally, restricted stock awards valued at $483,000, with vesting periods ranging from three to five years, were granted in 2005. For further information on shareholders’ equity see Item 8 – Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.
Regulatory Capital Requirements: The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8 – Financial Statements and Supplementary Data, Note 13 – Regulatory Capital Matters.
Liquidity and Cash Flow
Whidbey Island Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans, the Bank can utilize established federal funds, lines of credit with correspondent banks, sale of investment securities or borrowings from the FHLB.
Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $15 million of outstanding junior subordinated debentures, which totaled approximately $1.1 million in 2005. Further information on the Company’s cashflows can be found in Item 8 – Financial Statements and Supplementary Data, Note 15 – Washington Banking Company Information.
Consolidated Cashflows: The consolidated cashflows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8 – Financial Statements and Supplementary Data. Net cash provided by operating activities was $20.2 million during 2005. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities used $52.4 million in 2005. The net use of cash was principally $51.7 million in loan growth. Financing activities provided $56.2 million, primarily through net deposit growth, but offset by dividend payments to shareholders of $1.6 million.
Capital Resources
Off-Balance Sheet Commitments: Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2005. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees. The following table summarizes the Company’s commitments to extend credit:
Commitments to Extend Credit

December 31, 2005
(Dollars in thousands)
Loan commitments
Fixed rate	$38,554
Variable rate	140,477
Standby letters of credit	1,573
Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2005:

	Future Contractual Obligations

		Within			Over
	Total	1 year	1-3 years	3-5 years	5 years
(Dollars in thousands)
Debt	$10,000	$10,000	$—	$—	$—
Operating leases	1,901	364	557	268	712

Junior subordinated debentures	15,007	—	—	—	15,007

Total	$26,908	$10,364	$557	$268	$15,719

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Asset/ Liability Management
The purpose of asset/ liability management is to provide stable net interest income by protecting the Company’s earnings from undue interest rate risk that arises from volatile interest rates and changes in the balance sheet mix, and by managing the risk/ return relationships between liquidity, interest rate risk, market risk, and capital adequacy. The Company maintains an asset/ liability management policy that provides guidelines for controlling exposure to interest rate risk by utilizing the following ratios and trend analyses: liquidity, equity, volatile liability dependence, portfolio maturities, maturing assets and maturing liabilities. The Company’s policy is to control the exposure of its earnings to changing interest rates by generally endeavoring to maintain a position within a narrow range around an “earnings neutral position,” which is defined as the mix of assets and liabilities that generate a net interest margin that is least affected by interest rate changes.
Market Risk
Interest Rate Risk: The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. Generally, there are three sources of interest rate risk as described below:
Re-pricing Risk: Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.
Basis Risk: Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.
Option Risk: In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.
A number of measures are used to monitor and manage interest rate risk, including income simulations and interest sensitivity (gap) analyses. An income simulation model is the primary tool used to assess the direction and magnitude of changes in net interest income resulting from changes in interest rates. Key assumptions in the model include prepayment speeds on fixed rate assets, cash flows and maturities of other investment securities, and loan and deposit volumes and pricing. These assumptions are inherently uncertain and, as a result, the model cannot precisely estimate net interest income or precisely predict the impact of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes and changes in market conditions and management strategies, among other factors.

	Interest Rate Simulation Impact on Net Interest Income
	2005		2004

	Change in net interest	Percentage	Change in net interest	Percentage
Scenario	income from scenario	change	income from scenario	change

Up 100 basis points	$601,000	1.6%	$449,000	1.5%
Down 100 basis points	$(715,000)	(1.9)%	$(355,000)	(1.2)%
Interest Rate Sensitivity: The analysis of an institution’s interest rate gap (the difference between the repricing of interest-earning assets and interest-bearing liabilities during a given period of time) is another standard tool for the measurement of the exposure to interest rate risk. The Company believes that because interest rate gap analysis does not address all factors that can affect earnings performance, it should be used in conjunction with other methods of evaluating interest rate risk.

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2005. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	Estimated Maturity and Repricing at December 31, 2005

	0–3 months		4–12 months		1–5 years	Over 5 years	Total
(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$983		$—		$—	$—	$983
Federal funds sold	21,000		—		—	—	21,000
Investment securities	—		5,787		11,257	2,033	19,077
Investment in subsidiary	—		—		—	247	247
FHLB stock	1,984		—		—	—	1,984
Loans held for sale	2,829		—		—	—	2,829
Loans	214,059		60,173		277,257	78,727	630,216

Total interest-earning assets	$240,855		$65,960		$288,514	$81,007	$676,336
Percent of interest-earning assets	35.61%		9.75%		42.66%	11.98%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$143,042		$—		$—	$—	$143,042
Money market deposits	84,537		—		—	—	84,537
Savings deposits	59,635		—		—	—	59,635
CDs	42,493		123,857		78,560	—	244,910
FHLB overnight borrowings	—		—		—	—	—
Junior subordinated debentures	15,007		—		—	—	15,007
Other borrowed funds	—		10,000		—	—	10,000

Total interest-bearing liabilities	$344,714		$133,857		$78,560	$—	$557,131
Percent of interest-bearing liabilities	61.87%		24.03%		14.10%	0.00%	100.00%
Interest sensitivity gap	$(103,859)		$(67,897)		$209,954	$81,007	$119,205
Interest sensitivity gap, as a percentage of total assets	(14.31%	)	(9.35%	)	28.92%	11.16%
Cumulative interest sensitivity gap	$(103,859)		$(171,756)		$38,198	$119,205
Cumulative interest sensitivity gap, as a percentage of total assets	(14.31%	)	(23.66%	)	5.26%	16.42%
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

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, together with its consolidated subsidiary, is responsible for establishing, maintaining and assessing adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principals generally accepted in the United States of America.
The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principals generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.
Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2005, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report on page 28, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Washington Banking Company
We have audited the accompanying consolidated statement of financial condition of Washington Banking Company and subsidiaries (Company) as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2005. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.
The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM-(CONTINUED)
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and cash flows for each of the three years ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Washington Banking Company maintained effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Bellingham, Washington

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2005 and 2004
(Dollars in thousands, except per share data)

	2005	2004

Assets
Cash and due from banks	$19,949	$16,814
($3,313 and $2,686, respectively, are restricted)
Interest-bearing deposits	983	1,119
Federal funds sold	21,095	—

Total cash, restricted cash, and cash equivalents	42,027	17,933
Investment securities available for sale	19,077	19,304

Total investment securities	19,077	19,304
Subsidiary investment in the Trust	247	295
Federal Home Loan Bank stock	1,984	1,976
Loans held for sale	2,829	8,311
Loans receivable	630,258	579,980
Allowance for loan losses	(8,810)	(7,903)

Total loans, net	621,448	572,077
Premises and equipment, net	20,514	20,375
Bank owned life insurance	10,558	10,217
Other assets	7,292	7,236

Total assets	$725,976	$657,724

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$105,365	$77,820
Interest-bearing	287,214	274,999
Time deposits	244,910	210,182

Total deposits	637,489	563,001
Other borrowed funds	10,000	27,000
Junior subordinated debentures	15,007	15,007
Other liabilities	5,631	3,125

Total liabilities	668,127	608,133
Commitments and contingencies (See Notes 16, 17 and 19)
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 11,822,706 shares:
issued and outstanding 7,382,210 and 7,239,052 shares in 2005 and 2004, respectively	32,106	31,516
Retained earnings	25,789	17,928
Accumulated other comprehensive income (loss), net	(46)	147

Total shareholders’ equity	57,849	49,591

Total liabilities and shareholders’ equity	$725,976	$657,724

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands, except per share data)

	2005	2004	2003

Interest income:
Interest and fees on loans	$44,615	$37,428	$34,533
Interest on taxable investment securities	357	345	324
Interest on tax-exempt investment securities	310	482	675
Other	508	209	381

Total interest income	45,790	38,464	35,913
Interest expense:
Interest on time deposits	7,024	5,632	5,380
Interest on savings and money market deposits	1,995	1,369	1,353
Interest on NOW deposits	938	623	650
Interest on other borrowings	538	431	612
Interest on junior subordinated debentures	1,071	782	—
Interest on trust preferred securities	—	—	742

Total interest expense	11,566	8,837	8,737

Net interest income	34,224	29,627	27,176
Provision for loan losses	2,250	3,500	3,200

Net interest income after provision for loan losses	31,974	26,127	23,976
Noninterest income:
Service charges and fees	3,150	2,986	2,127
Income from the sale of loans	773	1,183	2,117
(Loss) Gain on sale of securities	(50)	144	—
Electronic banking income	764	612	446
SBA premium income	757	559	515
Other	1,905	1,187	654

Total noninterest income	7,299	6,671	5,859

Noninterest expense:
Salaries and benefits	15,086	13,744	12,274
Occupancy and equipment	3,379	3,290	3,028
Office supplies and printing	659	644	657
Data processing	493	490	459
Consulting and professional fees	617	793	637
Other	4,991	4,306	3,959

Total noninterest expense	25,225	23,267	21,014

Income before income taxes and discontinued operations	14,048	9,531	8,821
Provision for income taxes	4,580	2,985	2,798

Income from continuing operations	9,468	6,546	6,023
Loss from discontinued operations, net of tax, of ($238) and ($69) for the years ended December 31, 2004 and 2003, respectively	—	(370)	(56)

Net income	$9,468	$6,176	$5,967

Earnings (loss) per common share, basic
Continuing operations	$1.30	$0.91	$0.85
Discontinued operations	—	(0.05)	(0.01)

Net income per share	$1.30	$0.86	$0.84

Earnings (loss) per common share, diluted
Continuing operations	$1.26	$0.88	$0.82
Discontinued operations	—	(0.05)	(0.01)

Net income per share	$1.26	$0.83	$0.81

Average number of shares outstanding, basic	7,278,486	7,209,349	7,121,948
Average number of shares outstanding, diluted	7,542,174	7,460,596	7,398,241
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2005, 2004 and 2003
(Dollars and shares in thousands, except per share data)

					Accumulated
	Common stock				other	Total
			Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income	equity

Balance at December 31, 2002(1)	6,055	$21,025	$18,363	$—	$44	$39,432
Net income	—	—	5,967		—	5,967
Net change in unrealized (loss) on securities available for sale	—	—	—		(82)	(82)
Cash dividend, $0.18 per share	—	—	(1,303)		—	(1,303)
Stock option compensation	—	23	—		—	23
Stock options exercised	157	323	—		—	323
15% stock dividend	932	9,754	(9,754)		—	—

Balance at December 31, 2003	7,144	31,125	13,273	—	(38)	44,360
Net income	—	—	6,176		—	6,176
Net change in unrealized gain on securities available for sale	—	—	—		282	282
Less: adjustment for gains included in net income, net of tax of $47	—	—	—		(97)	(97)
Tax benefit associated with stock options	—	160	—		—	160
Cash dividend, $0.22 per share	—	—	(1,521)		—	(1,521)
Stock option compensation	—	23	—		—	23
Stock options exercised	95	208	—		—	208

Balance at December 31, 2004	7,239	31,516	17,928	—	147	49,591
Net income	—	—	9,468		—	9,468
Net change in unrealized (loss) on securities available for sale	—	—	—		(226)	(226)
Plus adjustment for gains included in net income, net of tax of $17	—	—	—		33	33
Tax benefit associated with stock options	—	113	—		—	113
Cash dividend, $0.22 per share	—	—	(1,607)		—	(1,607)
Stock option compensation	—	23	—		—	23
Issuance of restricted stock	35	483	—	(483)	—	—
Amortization of restricted stock	—	—	—	97	—	97
Stock options exercised	108	357	—		—	357

Balance at December 31, 2005	7,382	$32,492	$25,789	$(386)	$(46)	$57,849

(1)	Adjusted to reflect a 4-for-3 stock split distributed by the Company May 17, 2005.
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003
Comprehensive Income:
Net income	$9,468	$6,176	$5,967
Increase (decrease) in unrealized gain on securities available for sale, net of tax, of ($85), ($106) and $43, for years ended 2005, 2004 and 2003, respectively	226	282	(82)
Less: adjustment for gains (losses) included in net income, net of tax, of $17 and $47, for years ended 2005 and 2004, respectively	33	(97)	—

Comprehensive income	$9,727	$6,361	$5,885

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income from continuing operations	$9,468	$6,546	$6,023
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	(8)	(64)	(122)
Deferred income tax expense (benefit)	1,440	(630)	(409)
Amortization of investment premiums, net	2	44	11
Net (increase) decrease in subsidiary investment	81	(288)	—
Earnings on bank owned life insurance	(341)	(217)	—
Provision for loan losses	2,250	3,500	3,200
Net decrease (increase) in loans held for sale	5,482	(60)	(1,622)
Depreciation and amortization of premises and equipment	1,605	1,682	1,610
Net (gain) loss on sale of securities	50	(144)	—
Net (gain) loss on sale of premises and equipment	(103)	152	6
Net (gain) loss on sale of other real estate	(20)	(136)	(19)
Write downs on other real estate	254	34	—
(Increase) decrease in other assets	(2,666)	880	(1,205)
Stock option compensation	23	23	23
Tax benefit associated with stock options	113	160	—
Amortization of restricted stock	97	—	—
Increase (decrease) in other liabilities	2,506	(311)	399
Cash flows from continuing operating activities	20,233	11,171	7,895
Loss from discontinued operations, net of tax	—	(370)	(56)

Cash flows from operations	20,233	10,801	7,839

Cash flows from investing activities:
Purchases of investment securities available for sale	(6,110)	(1,500)	(17,500)
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	5,503	6,479	11,053
Sale of investment securities available for sale	504	5,799	—
Purchases of investment securities held to maturity	—	—	(1,870)
Maturities/calls of investment securities held to maturity	—	475	2,190
Purchase of bank owned life insurance	—	(10,000)	—
Sale of Federal Home Loan Bank stock	—	368	—
Net increase in loans	(51,681)	(83,051)	(73,000)
Purchases of premises and equipment	(2,112)	(3,069)	(4,680)
Proceeds from sale of other real estate owned and premises and equipment	1,519	1,335	664

Cash flows from investing activities	(52,377)	(83,164)	(83,143)

Cash flows from financing activities:
Net increase in deposits	74,488	61,504	38,502
Increase (decrease) in other borrowed funds	5,000	(7,500)	5,000
Increase (decrease) in overnight borrowings	(22,000)	17,000	(2,500)
Dividends paid on common stock	(1,607)	(1,521)	(1,303)
Proceeds from stock options exercised	357	208	323

Cash flows from financing activities	56,238	69,691	40,022

Net change in cash and cash equivalents	24,094	(2,672)	(35,282)

Cash and cash equivalents at beginning of period	17,933	20,605	55,887

Cash and cash equivalents at end of period	$42,027	$17,933	$20,605

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$53	$1,333	$557
Loans made on bank-owned property sold	—	272	94
Cash paid for interest	11,221	8,759	8,959
Cash paid for income taxes	4,170	2,992	2,960
Transfer of investments from held to maturity to available for sale	—	14,267	—
Deconsolidation of trust preferred securities	—	15,000	—
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a)	Description of Business
Washington Banking Company (the “Company”) is a registered bank holding company formed on April 30, 1996. At December 31, 2005, the Company had two wholly-owned subsidiaries – Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. During the past decade, the region experienced strong population growth and economic diversification. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
The Trust, the second subsidiary of the Company, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities and common securities and using the $15,000 in proceeds from the issuance to acquire junior subordinated debentures issued by the Company. In 2003, the Trust subsidiary was consolidated. In 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”), the Company deconsolidated the Trust. See Note 8 – Trust Preferred Securities and Junior Subordinated Debentures.
Washington Funding Group (“the Group”), a wholesale mortgage real estate lending company, was a Washington State corporation formed in January 2003. The primary purpose of this subsidiary was to provide a loan-funding source for brokers of mortgage loans. The loans were originated and sold in the name of the Bank. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close the Group’s operations effective June 30, 2004. Although the wholesale business enhanced the Company’s noninterest income during 2003 and 2004, the operation of those offices did not provide a satisfactory financial return. The cash flow from the Group’s operations in 2003 and 2004 came entirely from operating activities.

(b)	Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses to be particularly sensitive estimates that may be subject to revision in the near term.

(c)	Segments
Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and had identified two reportable segments: Whidbey Island Bank and the discontinued operations of Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Due

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
to the discontinuation of the Group in the second quarter of 2004, the Company currently has only one segment, Whidbey Island Bank, and is not required to disclose segment reporting by this standard.

(d)	Recent Financial Accounting Pronouncements
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
In December 2004, FASB issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes APB No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows.
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
The SEC recently announced the adoption of a new rule that amends the compliance dates for SFAS No. 123R for public companies. Under the Statement as issued by the FASB, fair-value accounting would have been mandatory for the first interim or annual reporting period beginning after June 15, 2005, for public companies that were not small business issuers; all other companies, including all nonpublic companies, were to begin using the new rules for reporting periods after December 15, 2005. The SEC’s new rule allows public companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, after June 15 or December 15, 2005, as applicable. The SEC’s new rule does not change the accounting required by SFAS No. 123R, only the compliance deadlines have been altered. With the recent extension, the Company will adopt SFAS No. 123R on January 1, 2006. The Company has evaluated SFAS No. 123R and believes the adoption of the standard will not have a material impact on the financial statements.

(e)	Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(f)	Federal Home Loan Bank Stock
The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2005, the Bank’s minimum required investment was approximately $1,203. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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
Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

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
Interest income previously accrued on nonaccrual loans, but not yet received, is reversed in the period the loan is placed on nonaccrual status. Payments received are generally applied to principal. However, based on management’s assessment of the ultimate collectibility of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to an accrual status when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
management determines the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.
Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the estimated life of the individual loans, adjusted for actual prepayments.

(j)	Allowance for Loan Losses
The allowance for loan losses is based upon the Company’s estimates. The Company determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic and market conditions. The Company determines the amount of the allowance for loan losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan losses is increased by expensing to the provisions for loan losses. Losses are charged to the allowance and recoveries are credited to the allowance.

(k)	Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization include buildings and building improvements, 15 to 40 years; land improvements, 15 to 25 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, lesser of useful life or life of the lease.

(l)	Bank Owned Life Insurance
During the second quarter of 2004, the Bank made a $10,000 investment in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

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
The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Years Ended December 31

	2005	2004	2003

Net income, as reported	$9,468	$6,176	$5,967
Stock compensation recognized, net of tax	15	15	15
Additional compensation for fair value of stock options, net of tax	(21)	(59)	(59)

Pro forma net income	$9,462	$6,132	$5,923

Basic earnings per share(1):
As reported
Income from continuing operations	$1.30	$0.91	$0.85
Loss from discontinued operations	—	(0.05)	(0.01)

Net income	$1.30	$0.86	$0.84

Pro forma
Income from continuing operations	$1.30	$0.90	$0.84
Loss from discontinued operations	—	(0.05)	(0.01)

Net income	$1.30	$0.85	$0.83

Diluted earnings per share(1):
As reported
Income from continuing operations	$1.26	$0.87	$0.82
Loss from discontinued operations	—	(0.05)	(0.01)

Net income	$1.26	$0.82	$0.81

Pro forma
Income from continuing operations	$1.25	$0.87	$0.81
Loss from discontinued operations	—	(0.05)	(0.01)

Net income	$1.25	$0.82	$0.80

(1)	Adjusted to reflect a 4-for-3 stock split distributed by the Company May 17, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The remaining unrecognized compensation for fair value stock options was approximately $63 as of December 31, 2005.
The pro forma information recognizes, as compensation, the value of stock options granted using an option valuation model known as the Black Scholes model. Pro forma earnings per share amounts also reflect an adjustment for an assumed purchase of treasury stock from proceeds deemed obtained from the issuance of stock options. There were no options issued in 2004 or 2005. The following are the weighted averages of the assumptions used to estimate the fair value of the options:

2003

Risk-free interest rate	1.17%
Dividend yield rate	3.23%
Price volatility	40.87%
Expected life of options	8 years
Management believes that the assumptions used in the option-pricing model are highly subjective and represent only one estimate of possible value, as there is no active market for the options granted. The fair value of the options granted will be allocated to pro forma earnings over the vesting period of the options.

(p)	Reclassifications
Certain amounts in previous years may have been reclassified to conform to the 2005 financial statement presentation.

(2)	Restrictions on Cash Balance
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2005 and 2004 was $3,313 and $2,686, respectively, and was met by holding cash with the Federal Reserve Bank.

(3)	Investment Securities
The amortized costs and market values of investment securities at December 31, 2005 and 2004 are as summarized:

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value
December 31, 2005:

Investments available for sale:
U.S. government agency securities	$10,494	$—	$(43)	$(90)	$10,361
Pass-through securities	126	1	—	—	127
Corporate obligations	999	—	(12)	—	987
State and political subdivisions	7,529	81	—	(8)	7,602

Total investment securities available for sale	$19,148	$82	$(55)	$(98)	$19,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(Continued)

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value
December 31, 2004:

Investments available for sale:
U.S. government agency securities	$10,535	$9	$(15)	$(47)	$10,482
Pass-through securities	214	6	—	—	220
Corporate obligations	999	—	—	(12)	987
Preferred stock	504	—	—	—	504

State and political subdivisions	6,819	292	—	—	7,111

Total investment securities available for sale	$19,071	$307	$(15)	$(59)	$19,304

Certain investment securities shown in the preceding table currently have fair values less than amortized cost and therefore contain unrealized losses. As of December 31, 2005 and 2004, the Company had 12 investment securities for both periods that were in an unrealized loss position. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.
In 2005, the Company sold $504 available for sale securities, which had an amortized cost of $454. The gross realized loss was ($50).
In 2004, the Company transferred all of the municipal securities from held to maturity to available for sale as a result of management’s review of the Company’s liquidity needs, the asset/liability position, the scheduled maturities and the rate environment trends. The amortized cost of the transferred securities was $14,267 with a fair market value of $14,679 and a related net unrealized gain of $412. The Company sold $5,799 of available for sale securities, which had an amortized cost of $5,661. The gross realized gain was $195 and the gross realized loss was ($51).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The amortized cost and market value of investment securities by contractual maturity at December 31, 2005 are as follows:

	Dates of Maturities

	Under	1-5	5-10	Over
	1 year	years	years	10 years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$3,500	$6,994	$—	$—	$10,494
Market value	3,457	6,904	—	—	10,361
Pass-through securities:
Amortized cost	126	—	—	—	126
Market value	127	—	—	—	127
Corporate obligations:
Amortized cost	999	—	—	—	999
Market value	987	—	—	—	987
State and political subdivisions:
Amortized cost	1,327	4,170	2,032	—	7,529
Market value	1,343	4,226	2,033	—	7,602

Total amortized cost	5,952	11,164	2,032	—	19,148
Total market value	$5,914	$11,130	$2,033	$—	$19,077

At December 31, 2005 and 2004, investment securities with recorded values of $5,910 and $9,262, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(4)	Loans and Allowance for Loan Losses
The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, was as follows:

	December 31

	2005	2004

Commercial loans	$79,341	$80,927
Real estate mortgages	263,538	219,522
Real estate construction loans	113,661	105,940
Consumer loans	173,676	173,216

Subtotal	630,216	579,605
Less:
Allowance for loan losses	(8,810)	(7,903)
Deferred loan fees, net	42	375

Net loans	$621,448	$572,077

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2005	2004	2003

Beginning balance	$7,903	$6,116	$5,514
Provision for loan losses	2,250	3,500	3,200
Recoveries	873	628	597
Charge-offs	(2,216)	(2,341)	(3,195)

Ending balance	$8,810	$7,903	$6,116

The Company had impaired loans which consisted of nonaccrual and accrual loans. As of December 31, 2005, the Company had no commitments to extend additional credit on these impaired loans. Impaired loans and their related reserve for loan losses were as follows:

	December 31

	2005	2004	2003

Impaired loans
Nonaccrual loans	$2,159	$2,812	$4,158
Accrual loans	—	605	2,563

Total impaired loans	$2,159	$3,417	$6,721

Reserve for loan losses
Nonaccrual loans	$239	$477	$417
Accrual loans	—	394	—

Total reserve for loan losses	$239	$871	$417

The average balance on impaired loans was as follows:

	December 31

	2005	2004	2003

Average balance impaired loans
Nonaccrual loans	$2,521	$3,902	$3,587
Accrual loans	—	135	639

Ending balance	$2,521	$4,037	$4,226

The following table details the interest income which would have been recognized if the loans had accrued interest, in accordance with their original terms, and the interest actually recognized.

	December 31

	2005	2004	2003

Interest income not recognized on impaired loans	$185	$204	$224
Interest income recognized on impaired loans	$—	$42	$227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(5) Premises and Equipment
Premises and equipment consisted of the following:

	December 31

	2005	2004

Land and buildings	$17,513	$16,892
Furniture and equipment	8,547	7,999
Land improvements	2,101	1,998
Computer software	1,743	1,660
Construction in progress	257	486

Subtotal	30,161	29,035
Less: accumulated depreciation	(9,647)	(8,660)

Total	$20,514	$20,375

(6) Deposits
Deposits are summarized as follows:

	December 31

	2005	2004

CDs	$244,910	$210,182
Savings	59,635	55,742
Money market	84,537	91,872
Negotiable orders of withdrawal (“NOWs”)	143,042	127,385
Noninterest-bearing demand	105,365	77,820

Total	$637,489	$563,001

Certificates of deposit mature as follows:

	December 31, 2005

	Less than
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Over 5 years	Total

CDs of $100,000 or more	$81,055	$15,213	$14,793	$4,561	$1,171	$—	$116,793
All other CDs	85,296	18,674	13,733	9,655	759	—	128,117

Total	$166,351	$33,887	$28,526	$14,216	$1,930	$—	$244,910

(7) FHLB Advances and Stock
The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.
During 2005, the FHLB suspended payment of dividends. The Company evaluated this suspension and has determined that the suspension of dividends is temporary and that the stock is not considered impaired as of December 31, 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
A credit line has been established by FHLB for Whidbey Island Bank. At December 31, 2005, the line of credit available to the Bank was $95,100. The Bank may borrow from the FHLB in amounts up to 15% of its total assets. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2005, collateral consisted entirely of eligible real estate loans in the amount of $140,759.
The Bank’s FHLB advances mature as follows:

	December 31, 2005		December 31, 2004

		Weighted		Weighted
		average interest		average interest
Date of maturity	Amount	rate	Amount	rate

2005	$—	—	$5,000	4.38%
2006	10,000	3.76%	—	—

Total	$10,000		$5,000

	December 31

	2005	2004

Average balance	$5,586	$8,839
Maximum amount outstanding at any month end	30,000	12,500
The Bank had no overnight borrowings outstanding as of December 31, 2005. At December 31, 2004 the Bank had $22,000 of overnight borrowings outstanding.
(8) Trust Preferred Securities and Junior Subordinated Debentures
Washington Banking Capital Trust I, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On December 31, 2005 the rate was 7.80%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Trust are owned by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.
Pursuant to FIN 46R, the Company deconsolidated the trust beginning first quarter of 2004 and began to report the junior subordinated debentures within the liabilities section of the statement of financial condition. Prior to deconsolidation, the Trust and the related trust preferred securities were included within borrowings as a separate line item in the Company’s statement of financial condition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(9) Income Taxes
Income tax expense (benefit) consisted of the following:

	December 31

	2005	2004	2003

Federal:
Current tax expense	$3,140	$3,615	$3,173
Deferred tax expense (benefit)	1,440	(630)	(409)
State current tax expense	—	—	34

Total	$4,580	$2,985	$2,798

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax basis:

	December 31

	2005	2004

Deferred tax assets:
Loan loss allowances	$3,022	$2,549
Deferred compensation	310	248
Deferred loan fees	—	145
Other	61	62
Market value adjustment of investment securities available for sale	25	—

Total deferred tax assets	3,418	3,004
Deferred tax liabilities:
Deferred loan fees	1,799	—
Premises and equipment	505	526
FHLB stock	149	210
Prepaid expenses	111	—
Market value adjustment of investment securities available for sale	—	79

Total deferred tax liabilities	2,564	815

Deferred tax assets, net	$854	$2,189

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2005			2004			2003

Income tax expense at federal statutory rate	$4,857	34.3%		$3,241	34%		$3,014	34%
Interest income on tax-exempt securities	(285)	(1.9%	)	(297)	(3%	)	(241)	(3%	)
Other, net	8	—		41	—		(9)	—
State tax, net of federal tax benefit	—	—		—	—		34	—

Total	$4,580	32.4%		$2,985	31%		$2,798	31%

There was no valuation allowance for deferred tax assets as of December 31, 2005 or 2004. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
management believes it is more likely than not that the deferred tax asset of $3,418 and $3,004 at December 31, 2005 and 2004, respectively, will be realized in the normal course of business.

(10)	Earnings Per Share
The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2005

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,468	7,278,486	$1.30
Effect of dilutive securities: stock options	—	263,688	(0.04)

Diluted EPS	$9,468	7,542,174	$1.26

	Year Ended December 31, 2004

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$6,176	7,209,349	$0.86
Effect of dilutive securities: stock options	—	251,247	(0.03)

Diluted EPS	$6,176	7,460,596	$0.83

	Year Ended December 31, 2003

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$5,967	7,121,948	$0.84
Effect of dilutive securities: stock options	—	276,293	(0.03)

Diluted EPS	$5,967	7,398,241	$0.81

On May 17, 2005, the Board of Directors issued a 4-for-3 stock split to shareholders of record as of May 2, 2005. On February 26, 2004, the Board of Directors issued a 15% stock dividend to shareholders of record as of February 10, 2004. All periods presented have been restated to reflect the stock split and dividend.
(11) Employee Benefit Plans
          (a) 401(k) and Profit Sharing Plan:
During 1993, the Board of Directors approved a defined contribution plan (“the Plan”). The Plan covers substantially all full-time employees and many part-time employees once they meet the age and length of service requirements. The Plan allows for a voluntary salary reduction, under which eligible employees are permitted to defer a portion of their salaries, with the Company contributing a percentage of the employee’s contribution to the employee’s account. Employees are fully vested in their elected and employer matching contributions at all times. At the discretion of the Board of Directors, an annual profit sharing contribution may be made to eligible employees. Profit sharing contributions vest over a six-year period.
The Company’s contributions for the years ended December 31, 2005, 2004 and 2003 under the employee matching feature of the plan were $215, $196 and $176, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 5% of the compensation deferred. There were no contributions under the profit sharing portion of the plan for the years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
          (b) Deferred Compensation Plan:
In December 2000, the Bank approved the adoption of an Executive Deferred Compensation Plan (“Comp Plan”) to take effect January 2001, under which select participants may elect to defer receipt of a portion of eligible compensation. The following is a summary of the principal provisions of the Compensation Plan:

Purpose: The purpose of the Comp Plan is to (1) provide a deferred compensation arrangement for a select group of management or highly compensated employees within the meaning of Sections 201(2) and 301(a)(3) of ERISA and directors of the Bank, and (2) attract and retain the best available personnel for positions of responsibility with the Bank and its subsidiaries. The Comp Plan is intended to be an unfunded deferred compensation agreement. Participation in the Comp Plan is voluntary.

Source of Benefits: Benefits under the Comp Plan are payable solely by the Bank. To enable the Bank to meet its financial commitment under the Comp Plan, assets may be set aside in a corporate-owned vehicle. These assets are available to all general creditors of the Bank in the event of the Bank’s insolvency. Participants of the Comp Plan are unsecured general creditors of the Bank with respect to the Comp Plan benefits. Deferrals under the Comp Plan may reduce compensation used to calculate benefits under the Bank’s 401(k) Plan.
          (c) Bank Owned Life Insurance:
During the second quarter of 2004, the Bank made a $10,000 investment in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitation) from the increase in the policies’ underlying investments made by the insurance company.
(12) Stock Incentive Plans
The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholder’s approval at the 2005 Annual Meeting of Stockholders. The Company had 336,493 options outstanding under prior plans as of December 31, 2005. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plan.
The 2005 Plan provides grants of up to 666,666 shares, which includes any remaining shares subject to stock awards under the prior plan for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted unit, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2005, the Company had 665,666 shares available for grant.
          (a) Stock Options:
Under the terms of the 2005 Plan, the exercise price of each incentive stock option must be greater than or equal to the market price of the Company’s stock on the date of the grant. The plan further provides that no stock option granted to a single grantee may exceed $100 in aggregate fair market value in a single calendar year. Stock options vest over a period of no greater than five years from the date of grant. Additionally, the right to exercise the option terminates ten years from the date of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table summarizes the stock option activity of qualified shares:

	Years Ended December 31

	2005		2004		2003

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	343,908	$5.16	427,715	$4.67	503,361	$3.66
Grants	—	—	—	—	48,214	7.74
Exercised	(81,982)	2.93	(76,530)	2.28	(123,860)	1.79
Expired, cancelled or forfeited	(4,630)	6.60	(7,277)	6.29	—	—

Balance at end of year	257,296	$5.85	343,908	$5.16	427,715	$4.67

Financial data pertaining to outstanding stock option activity of qualified shares:

December 31, 2005

		Exercise price
Total shares	Vested shares	per share	Expiration

6,325	6,325	$2.51	April 1, 2006
37,950	37,950	3.18	December 31, 2006
59,718	59,718	5.49	December 31, 2007
58,190	58,190	7.11	December 31, 2008
52,368	31,420	5.63	January 1, 2012
2,310	1,386	7.69	February 29, 2012
35,478	14,191	7.69	January 2, 2013
4,957	1,983	8.18	February 19, 2013

257,296	211,163

The following table summarizes stock option activity of the nonqualified shares:

	Years Ended December 31

	2005		2004		2003

		Weighted		Weighted		Weighted
		average option		average option		average option
	Shares	price per share	Shares	price per share	Shares	price per share

Balance at beginning of year	108,607	$5.79	127,581	$5.20	162,426	$3.59
Grants	—	—	—	—	22,080	8.18
Exercised	(26,404)	4.44	(18,975)	1.82	(56,925)	1.78
Expired, cancelled or forfeited	(3,006)	7.04	—	—	—	—

Balance at end of year	79,197	$6.19	108,607	$5.79	127,581	$5.20

Financial data pertaining to outstanding nonqualified stock options:

December 31, 2005

		Exercise price
Total shares	Vested shares	per share	Expiration

32,890	32,890	$ 5.48	December 31, 2007
26,987	16,192	5.63	May 16, 2012
19,320	7,728	8.18	February 19, 2013

79,197	56,810

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
Pro forma information regarding net income and earnings per share, as required by SFAS No. 123, Accounting for Stock-Based Compensation, is included in Note 1(o) of Notes to Consolidated Financial Statements.
          (b) Restricted Stock Awards:
During 2005, the Company issued 34,959 (net of forfeited) shares of restricted stock, with an average grant price of $13.65. Restricted stock awards vest over a period of three to five years from date of grant.

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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2005, the Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”
The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2005 and 2004 periods, respectively:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2005:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,689	11.52%	$56,722	8.00%	$	N/A
Whidbey Island Bank	79,277	11.21%	56,591	8.00%		70,739	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	72,879	10.28%	28,361	4.00%		N/A
Whidbey Island Bank	70,467	9.96%	28,296	4.00%		42,444	6.00%
Tier 1 capital (to average assets)
Consolidated	72,879	10.26%	28,423	4.00%		N/A
Whidbey Island Bank	70,467	9.93%	28,375	4.00%		35,469	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2004:
Total risk-based capital (to risk-weighted assets)
Consolidated	$72,346	11.40%	$50,771	8.00%	$	N/A
Whidbey Island Bank	69,913	11.03%	50,694	8.00%		63,368	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	64,443	10.15%	25,386	4.00%		N/A
Whidbey Island Bank	62,010	9.79%	25,347	4.00%		38,021	6.00%
Tier 1 capital (to average assets)
Consolidated	64,443	9.87%	26,119	4.00%		N/A
Whidbey Island Bank	62,010	9.51%	26,079	4.00%		32,599	5.00%
In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand.

(14)	Fair Value of Financial Instruments
Because broadly traded markets do not exist for most of the Company’s financial instruments, the fair value calculations attempt to incorporate the effect of current market conditions at a specific time. Fair valuations are management’s estimates of values. These calculations are subjective in nature, involve uncertainties and matters of significant judgment and do not include tax ramifications, therefore, the results cannot be determined with precision, substantiated by comparison to independent markets and may not be realized in an actual sale or immediate settlement of the instruments. There may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, which could significantly affect the results. For all of these reasons, the aggregation of the fair value calculations presented herein do not represent, and should not be construed to represent, the underlying value of the Company.
When possible, quoted market prices are used to determine fair value. In cases where a quoted market price is not available, the fair value of financial instruments is estimated using the present value of future cash flows or other valuation methods.
          (a) Cash and Cash Equivalents:
The carrying value of cash and cash equivalent instruments approximates fair value.
          (b) Interest-earning Deposits:
The carrying values of interest-earning deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
          (c) Federal Funds Sold:
The carrying value of federal funds sold approximates fair value.
          (d) Securities:
The fair value of all investment securities, excluding FHLB stock, is based upon quoted market prices. FHLB stock is not publicly traded, however, it may be redeemed on a dollar-for-dollar basis for any amount the Bank is not required to hold. The fair value is therefore equal to the carrying value.
          (e) Loans:
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
          (f) Deposits:
For deposits with no contractual maturity such as checking accounts, money market accounts and savings accounts, fair values approximate book values. The fair value of certificates of deposit are based on discounted cash flows using the difference between the actual deposit rate and an alternative cost of funds rate, currently offered by the Bank for similar types of deposits.
          (g) Trust Preferred Securities/ Junior Subordinated Debentures:
The fair value of trust preferred securities is estimated at their recorded value due to the cost of the instrument re-pricing on a quarterly basis.
          (h) Other Borrowed Funds:
Other borrowed funds consist of FHLB advances. The carrying amount of FHLB advances is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates of similar types of borrowing arrangements.
          (i) Off-Balance Sheet Items:
Commitments to extend credit represent the principal category of off-balance sheet financial instruments (see Note 16). The fair value of these commitments is not material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2005		2004

	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$19,949	$19,949	$16,814	$16,814
Interest-earning deposits	983	983	1,119	1,119
Federal funds sold	21,095	21,095	—	—
FHLB stock	1,984	1,984	1,976	1,976
Investment securities:
Available for sale	19,077	19,077	19,304	19,304
Loans held for sale	2,829	2,829	8,311	8,311
Loans	630,258	623,698	579,980	578,048
Financial liabilities:
Deposits	637,489	636,676	563,001	562,507
FHLB overnight borrowings	—	—	22,000	22,000
Junior subordinated debentures	15,007	15,007	15,007	15,007
Other borrowed funds	10,000	10,000	5,000	5,000
(15) Washington Banking Company Information
The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31

	2005	2004
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$895	$1,343
Other assets	1,277	477
Investment in subsidiaries	70,684	62,778

Total assets	$72,856	$64,598

Liabilities:
Junior subordinated debentures	$15,007	$15,007
Shareholders’ equity:
Common stock	32,106	31,516
Retained earnings	25,789	17,928
Accumulated other comprehensive income, net	(46)	147

Total shareholders’ equity	57,849	49,591

Total liabilities and shareholders’ equity	$72,856	$64,598

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2005	2004	2003
Condensed Statements of Income
Interest income:
Interest-earning deposits	$18	$5	$1
Common securities	33	24	23

Total interest income	51	29	24
Interest expense:
Junior subordinated debentures	1,071	782	742

Net interest income (loss)	(1,020)	(753)	(718)
Noninterest expense	600	503	591

Loss before income tax benefit and undistributed earnings of subsidiaries	(1,620)	(1,256)	(1,309)
Income tax benefit	556	479	445

Loss before undistributed earnings of subsidiaries	(1,064)	(777)	(864)
Undistributed earnings of subsidiaries	8,182	4,173	3,880
Dividend income from the Bank	2,350	3,150	3,007
Loss from discontinued operations	—	(370)	(56)

Net income	$9,468	$6,176	$5,967

	Years Ended December 31

	2005	2004	2003
Condensed Statements of Cash Flows
Operating activities:
Net income from continuing operations	$9,468	$6,546	$6,023
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(8,182)	(4,173)	(3,880)
Stock option compensation	24	23	23
Other assets	(801)	375	(451)

Cash flows provided by operating activities	509	2,771	1,715

Investing activities:
Investment in subsidiaries	(293)	(247)	(773)
Financing activities:
Dividends paid to shareholders	(1,607)	(1,521)	(1,303)
Proceeds from exercise of stock options and stock issuances	357	208	323
Cash flows provided by financing activities	(1,250)	(1,313)	(980)

Net increase (decrease) in cash and cash equivalents	(488)	1,211	(38)
Cash and cash equivalents at beginning of year	1,343	132	170

Cash and cash equivalents at end of year	$895	$1,343	$132

(16) Commitments

(a)	Leasing Arrangements:
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

December 31, 2005

2006	$364
2007	319
2008	238
2009	176
2010	92
Thereafter	712

Total	$1,901

Rent expense applicable to operating leases for the years ended December 31, 2005, 2004 and 2003 was $345, $336 and $357, respectively.
          (b)     Commitments to Extend Credit:
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2005.
The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2005 and 2004.
Commitments to extend credit were as follows:

December 31, 2005

Loan commitments
Fixed rate	$38,554
Variable rate	140,477
Standby letters of credit	1,573

(17)	Mortgage Loan Commitments and Loans Held for Sale
The Company was exposed to market risk on outstanding mortgage loan commitments and unsold residential mortgage loans held-for-sale during the first six months of 2004. As part of its risk management processes, the Company executed a program to limit portions of this risk through the use of derivative financial instruments, principally forward sales of mortgage-backed securities, and mandatory delivery contracts. The Company held open forward contracts to deliver Fannie Mae and Ginnie Mae mortgage-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
backed securities at a future date which, in conjunction with uncommitted mortgage loans held-for-sale, eliminated a portion of the market risk for a specified price. Pursuant to the requirements of SFAS No. 133, the estimated value of these derivative contracts were recognized in the accompanying financial statements at their estimated fair value. The Company did not use hedge accounting for this program because the estimated benefits from applying hedge accounting were not significant. Since the discontinuation of the Group in the second quarter of 2004, the Company has not used derivative financial instruments as a hedge against market risk on outstanding mortgage loan commitments nor unsold residential mortgage loans held-for-sale.
The following table summarizes the Company’s open positions and related gains and losses at December 31, 2003:

	2003

	Notional	Fair
	amount	value
(Dollars in thousands)
Interest-rate-locked loan commitments	$6,744	$2
Forward sales of loans and mortgage-backed securities	6,000	(46)

(18)	Related Party Transactions
As of December 31, 2005 and 2004, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $6,141 and $7,213, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. During the year ended December 31, 2005, total principal additions were $11,902 and total principal payments were $12,716.
Deposits from related parties held by the Bank at December 31, 2005 and 2004 totaled $5,635 and $5,086, respectively.

(19)	Contingencies
The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(20)	Subsequent Events
On January 26, 2006, the Board of Directors declared a cash dividend of $0.0625 per share to shareholders of record as of February 13, 2006, payable on February 28, 2006.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(21)	Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	quarter(1)	quarter	quarter	quarter

Interest income	$10,293	$11,137	$11,788	$12,572
Interest expense	2,513	2,796	2,975	3,282

Net interest income	7,780	8,341	8,813	9,290
Provision for loan losses	425	525	550	750

Net interest income after provision for loan losses	7,355	7,816	8,263	8,540
Noninterest income	1,651	1,892	1,991	1,765
Noninterest expense	5,987	6,159	6,336	6,743

Income before provision for income taxes	3,019	3,549	3,918	3,562

Provision for income taxes	976	1,200	1,239	1,165

Net income	$2,043	$2,349	$2,679	$2,397

Basic earnings per share	$0.28	$0.32	$0.37	$0.33
Diluted earnings per share	$0.27	$0.31	$0.35	$0.32
Cash dividends declared per share	$0.054	$0.055	$0.055	$0.055

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Year Ended December 31, 2004(1)

	First		Second		Third		Fourth
	quarter		quarter		quarter		quarter

Interest income	$9,085		$9,361		$9,861		$10,157
Interest expense	2,094		2,166		2,248		2,329

Net interest income	6,991		7,195		7,613		7,828
Provision for loan losses	825		775		725		1,175

Net interest income after provision for loan losses	6,166		6,420		6,888		6,653
Noninterest income	1,377		1,720		1,672		1,902
Noninterest expense	5,705		5,906		5,789		5,867

Income before provision for income taxes	1,838		2,234		2,771		2,688

Provision for income taxes	620		742		915		708
Income from continuing operations, net of tax	1,218		1,492		1,856		1,980
Income (loss) from discontinued operations, net of tax	(123)		(247)		—		—

Net income	$1,095		$1,245		$1,856		$1,980

Basic earnings per share
Continuing operations	$0.15		$0.17		$0.26		$0.27
Discontinued operations	(0.02)		(0.05)		—		—

Net basic earnings per share	$0.13		$0.12		$0.26		$0.27

Diluted earnings per share
Continuing operations	$0.15		$0.17		$0.25		$0.26
Discontinued operations	(0.02)		(0.04)		—		—

Net diluted earnings per share	$0.13		$0.13		$0.25		$0.26

Cash dividends declared per share	$0.04	7	$0.05	4	$0.05	4	$0.05	4

(1)	Per share information adjusted to reflect a 4-for-3 stock split distributed by the Company May 17, 2005.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
As of the end of the fiscal period covered by this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the principal executive and financial officers each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require the Company to take any corrective actions with regard to significant deficiencies or material weaknesses.
Management’s Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” set forth on page 29 in Item 8 – Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.
Item 9B. Other Information
None
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” beginning at page 4 of the Company’s definitive Proxy Statement dated March 24, 2006 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 27, 2006.
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
For information concerning executive compensation see “Executive Compensation” beginning at page 10 of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

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
For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” beginning at page 18 of the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” beginning at page 18 of the Proxy Statement, which is incorporated herein by reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) (1) Financial Statements: The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.
(2) Financial Statement Schedules: All other schedules to the consolidated financial statements are omitted because they are no applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 of this report.
(3) Exhibits: The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this annual report on page 65.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of March, 2006.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 13th of March, 2006.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Richard A. Shields

Richard A. Shields
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 13, 2006, as attorney-in-fact for the following directors who constitute a majority of the board of directors.
Jerry C. Chambers
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Edward J. Wallgren

By /s/ Michal D. Cann

Michal D. Cann
Attorney-in-fact
March 13, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)
3.2	Amended and Restated Articles of Incorporation of the Company(1)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(6)

3.4	Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)

4.2	Stock Repurchase Plan(3)

4.3	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	1992 Employee Stock Option Plan(1)

10.2	1993 Director Stock Option Plan(1)

10.3	1998 Stock Option and Restricted Stock Award Plan(2)

10.4	Form of Severance Agreement(1)

10.5	Executive Employment Agreements(4)

10.6	2005 Stock Incentive Plan(5)

21	Subsidiaries of the Registrant

23	Consent of Moss Adams LLP

24	Power of Attorney

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.

(4)	Incorporated by reference to Forms 8-K dated May 12, 2005 and September 30, 2005, previously filed by the Company.

(5)	Incorporated by reference to Form S-8 dated November 10, 2005, previously filed by the Company.

(6)	Incorporated by reference to Form 8-K dated July 14, 2005, previously filed by the Company.