Form 10-K/A
period 2005-12-31
WASHINGTON BANKING CO
filed 2006-03-16
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
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

Explanatory Note

Washington Banking Company is amending Part II, Item 8 and Part IV, Item 15 of its Annual Report on Form 10-K for the year ended December 31, 2005 to include a change to the Report of Independent Registered Public Accounting Firm to provide the date of the Report which was inadvertently omitted and to Exhibits 31.1, 31.2, 32.1 and 32.2 to reference this amendment to the registrant’s Annual Report on Form 10-K. Part II, Item 8 and Part IV, Item 15 are included in their entireties, but no other changes have been made to Item 8 or Item 15 or any other exhibit.

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
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

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
March 10, 2006

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
(2) Financial Statements Schedules: All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above.
(3) Exhibits: The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this amended annual report on page 38.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16 of March, 2006.

WASHINGTON BANKING COMPANY (Registrant)

By /s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 16 of March, 2006.

Principal Executive Officer:

By /s/ Michal D. Cann

Michal D. Cann President and Chief Executive Officer

Principal Financial and Accounting Officer:

By /s/ Richard A. Shields

Richard A. Shields Senior Vice President and Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with the Company’s Annual Report on Form 10-K, previously filed with the Commisison on March 13, 2006, has signed this report on March 16, 2006, as attorney-in-fact for the following directors who constitute a majority of the board of directors.
Jerry C. Chambers
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Edward J. Wallgren

By	/s/ Michal D. Cann

Michal D. Cann
Attorney-in-fact
March 16, 2006

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

3.1	Articles of Amendment to Articles of Incorporation of the Company (1)
3.2	Amended and Restated Articles of Incorporation of the Company (1)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (6)
3.4	Bylaws of the Company (1)

4.1	Form of Common Stock Certificate (1)
4.2	Stock Repurchase Plan (3)
4.3
Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	1992 Employee Stock Option Plan (1)

10.2	1993 Director Stock Option Plan (1)
10.3	1998 Stock Option and Restricted Stock Award Plan (2)
10.4	Form of Severance Agreement (1)
10.5	Executive Employment Agreements (4)
10.6	2005 Stock Incentive Plan(5)

21	Subsidiaries of the Registrant(7)

23	Consent of Moss Adams LLP(7)

24	Power of Attorney(7)

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.

(4)	Incorporated by reference to Forms 8-K dated May 12, 2005 and September 30, 2005, previously filed by the Company.

(5)	Incorporated by reference to Form S-8 dated November 10, 2005, previously filed by the Company.

(6)	Incorporated by reference to Form 8-K dated July 14, 2005, previously filed by the Company.

(7)	Incorporated by reference to the Form 10-K dated March 13, 2006, previously filed by the Company.