Form 10-Q
period 2006-03-31
WASHINGTON BANKING CO
filed 2006-05-09
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at April 30, 2006 was 7,414,018.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition
March 31, 2006 and December 31, 2005 (unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
Assets
Cash and due from banks ($618 and $3,313, respectively, are restricted)	$22,433	$19,949
Interest-bearing deposits	692	983
Federal funds sold	8,530	21,095

Total cash, restricted cash, and cash equivalents	31,655	42,027
Investment securities available for sale	19,013	19,077
Federal Home Loan Bank stock	1,984	1,984
Loans held for sale	1,356	2,829

Loans receivable	651,134	630,258
Allowance for loan losses	(9,130)	(8,810)

Total loans, net	642,004	621,448

Premises and equipment, net	20,591	20,514
Bank owned life insurance	10,646	10,558
Other assets	8,372	7,539

Total assets	$735,621	$725,976

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$100,537	$105,365
Interest-bearing	300,096	287,214
Time deposits	245,373	244,910

Total deposits	646,006	637,489
Other borrowed funds	10,000	10,000
Junior subordinated debentures	15,007	15,007
Other liabilities	4,560	5,631

Total liabilities	675,573	668,127

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 11,822,706 shares: issued and outstanding 7,409,115 and 7,382,210 shares at March 31, 2006 and December 31, 2005, respectively	32,251	32,106
Retained earnings	27,878	25,789
Accumulated other comprehensive income	(81)	(46)

Total shareholders’ equity	60,048	57,849

Total liabilities and shareholders’ equity	$735,621	$725,976

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Interest income:
Interest and fees on loans	$12,407	$10,094
Interest on taxable investment securities	103	88
Interest on tax exempt investment securities	80	80
Other	59	31

Total interest income	12,649	10,293
Interest expense:
Interest on deposits	3,095	2,107
Interest on other borrowings	150	169
Interest on junior subordinated debentures	309	237

Total interest expense	3,554	2,513

Net interest income	9,095	7,780
Provision for loan losses	500	425

Net interest income after provision for loan losses	8,595	7,355
Noninterest income:
Service charges and fees	817	699
Income from the sale of loans	182	172
SBA premium income	135	112
Other	749	668

Total noninterest income	1,883	1,651
Noninterest expense:
Salaries and benefits	4,276	3,431
Occupancy and equipment	859	789
Office supplies and printing	181	185
Data processing	82	118
Consulting and professional fees	119	266
Other	1,165	1,198

Total noninterest expense	6,682	5,987

Income before income taxes and discontinued operations	3,796	3,019
Provision for income taxes	1,244	976

Net income	$2,552	$2,043

Net income per share, basic	$0.35	$0.28

Net income per share, diluted	$0.34	$0.27

Average number of shares outstanding, basic	7,362,843	7,249,213

Average number of shares outstanding, diluted	7,578,177	7,521,261
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income	equity
Balances at December 31, 2004	5,429	$31,516	$17,928		$147	$49,591

Comprehensive income:
Net income	—	—	2,043		—	2,043
Net unrealized loss on securities available for sale, net of tax of ($79)	—	—	—		(134)	(134)

Total comprehensive income						1,909

Cash dividend, $0.054 per share	—	—	(395)		—	(395)
Stock option compensation	—	6	—		—	6
Four-for-three stock split	1,810	—	—		—	—
Stock options exercised	16	64	—		—	64
Restricted Stock	35	637	—	(637)	—	—

Balances at March 31, 2005	7,290	$32,223	$19,576	$(637)	$13	$51,175

Balances at December 31, 2005	7,382	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	2,552		—	2,552
Net unrealized loss on securities available for sale, net of tax of ($18)	—	—	—		(35)	(35)

Total comprehensive income						2,517

Cash dividend, $0.625 per share	—	—	(463)		—	(463)
Stock option compensation	—	17	—		—	17
Stock options exercised	24	91	—		—	91
Issuance of restricted stock	3	62	—	(62)	—	—
Amortization of stock compensation	—		—	37	—	37

Balances at March 31, 2006	7,409	$32,662	$27,878	$(411)	$(81)	$60,048

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$2,552	$2,043
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	—	(8)
Amortization of investment premiums, net	3	7
Amortization of stock compensation	54	—
Net decrease (increase) in subsidiary investment	12	19
Earnings on bank owned life insurance	(88)	(85)
Provision for loan losses	500	425
Net decrease in loans held for sale	1,404	2,627
Depreciation and amortization of premises and equipment	408	399
Net loss (gain) on sale of premises and equipment	127	(95)
Net loss on sale of other real estate	(6)	(7)
Write-downs of other real estate	10	85
Increase in other assets	(827)	(1,236)
(Decrease) increase in other liabilities	(1,071)	680

Cash provided by operating activities	3,078	4,854

Cash flows from investing activities:
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	8	25
Net increase in loans	(21,056)	(10,780)
Purchases of premises and equipment	(612)	(1,357)
Proceeds from the sale of other real estate owned and premises and equipment	65	714

Cash flows used by investing activities	(21,595)	(11,398)

Cash flows from financing activities:
Net increase in deposits	8,517	24,538
Net decrease in FHLB overnight borrowings	—	(13,000)
Dividends paid on common stock	(463)	(395)
Proceeds from stock options exercised	91	64

Cash flows provided by financing activities	8,145	11,207

Net change in cash and cash equivalents	(10,372)	4,663
Cash and cash equivalents at beginning of period	42,027	17,933

Cash and cash equivalents at end of period	$31,655	$22,596

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$69	$53
Cash paid for interest	3,572	2,510
Cash paid for income taxes	—	220
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2006, WBCO had two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation
The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
(c) Reclassifications
Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2006 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2) Recent Financial Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS NO. 123R requires that the costs resulting from all stock-based compensation be measured at fair value and recognized in the Company’s financial statements. Application of the Statement is effective for reporting periods after December 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006. For further details on the impact to the Company’s financial statements please refer to footnote 4- Stock-Based Compensation.
In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS NO. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS No. 155 to have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amended FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS NO. 156 permits an entity to reclassify certain available-for-sale securities to trading securities, regardless of the restriction in paragraph 15 of Statement No. 115, provided that those available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. Statement No. 156 is effective at the date an entity adopts the requirements of this Statement. The adoption of SFAS No. 156 had no material impact on the Company’s financial statements.
(3) Earnings Per Share
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended March 31,
	2006	2005
Weighted average shares-basic	7,362,843	7,249,213
Effect of dilutive securities: stock options	215,334	272,048

Weighted average shares-diluted	7,578,177	7,521,261

Adjusted for the 4-for -3 stock split declared March 24, 2005.
At March 31, 2006 and 2005, there were options to purchase 313,088 and 436,118 shares of common stock outstanding, respectively. For the three months ended March 31, 2006 and 2005 no options were antidilutive and therefore all were included in the computation of diluted net income per share.
(4) Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS 123R, Share Based Payment, requiring the Company to recognize expense related to the fair value of stock option awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock option compensation expense for the three months ended March 31, 2006 includes compensation expense for all stock option compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock option compensation expense for all stock option compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
For the three months ended March 31, 2006 the Company recognized $17 thousand in stock option compensation expense as a component of salaries and benefits. As of March 31, 2006 there was $59 thousand of total unrecognized compensation cost related to nonvested options.
Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation –Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-option employee compensation cost was recognized in the Company’s net income. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock-option awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three-month period ended March 31, 2005 (in thousands, except per share amounts):

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)

March 31,
2005
Net income, as reported	$2,043
Stock compensation recognized, net of tax	4
Additional compensation for fair value of stock options, net of tax	(15)

Pro forma net income	$2,032

Basic earnings per share:
Net Income, as reported	$0.28

Net Income, pro forma	$0.28

Diluted earnings per share:
Net Income, as reported	$0.27

Net Income, pro forma	$0.27

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average grant date fair value of options granted during the three months ended March 31, 2006, was $7.24 per share. There were no stock options issued during fiscal year 2005. The following assumptions were used in arriving at the fair value of options granted during the three months ended March 31, 2006:

2006
Risk-free interest rate	4.32%
Dividend yield rate	1.40%
Price volatility	38.13%
Expected life of options	7 years

			Weighted Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic Value
	Shares	Exercise Price	Terms (in years)	(in thousands)
Outstanding at January 1, 2006	336,493	$5.93
Granted	500	17.76	9.76
Exercised	(23,905)	3.99		$337
Forfeited, expired or cancelled	(35)

Outstanding at March 31, 2006	313,053	$6.10	3.84	$3,740

Exercisable at March 31, 2006	268,547	$5.94	3.37	$3,247

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2006 and the exercised price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. This amount changes based upon the fair market value of the Company’s stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
(5) Subsequent Event
On April 27, 2006, the Board of Directors declared a cash dividend of $0.0625 per share to shareholders of record as of May 8, 2006, payable on May 23, 2006.
(6) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at March 31, 2006. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of March 31, 2006. As of March 31, 2006 the commitments under these agreements were as follows:
                     Standby letters of credit and financial guarantees $1,540
At March 31, 2006, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15 million at March 31, 2006.

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
Results of Operations Overview
The Company earned $2.6 million for the first quarter of 2006 compared with $2.0 million for the first quarter of 2005. Earnings per diluted share increased 26% to $0.34, compared to $0.27 per diluted share in the first quarter of 2005. Return on average equity increased to 17.68% in the first quarter of 2006, compared to 16.38% a year ago. Return on average assets for the first quarter of 2006 increased to 1.45%, from 1.24% in the first quarter of 2005. The Company’s efficiency ratio improved to 60.49% for the first quarter 2006.

Net Interest Income: Net interest income, on a fully tax-equivalent basis, for the first quarter of 2006 increased 17% to $9.2 million from $7.8 million for the first quarter of 2005. This increase in net interest income was primarily due to a $55.2 million increase in average interest-earning assets and an increase in the net interest spread. Loans, the largest component of interest-earning assets, increased an average of $53.8 million from a year ago. The yield on interest earning assets increased 0.87% to 7.75% for the first quarter of 2006; this increase was primarily a result of higher yields on loans. The higher yields on loans was due to repricing of variable rate loans, higher rates on new loan originations as well as recoveries of non accrual interest totaling $130,000.
Average interest-bearing liabilities increased $28.9 million for the quarter ended March 31, 2006, or 5.5% from the same quarter a year ago. The average cost of interest-bearing liabilities increased 0.66% in the first quarter of 2006 compared with the first quarter of 2005. This increase was primarily the result of an increase in the cost of time deposits and to a lesser extent interest-bearing demand and money market accounts. Additionally, the Company’s junior subordinated debentures continued to contribute to the overall increase in interest expense in the first quarter of 2006. The rate on junior subordinated debentures is tied to the Three-Month LIBOR index plus 3.65% and is adjusted on a quarterly basis.
As a result of the above changes in the components of net interest income, the net interest spread widened to 5.13% for the quarter ended March 31, 2006 from 4.92% in the first quarter of 2005. The net interest margin increased to 5.59% in the first quarter of 2006 from 5.20% in the first quarter of 2005. The net interest margin widened by more than the net interest spread due to a $26.3 million increase in net noninterest-bearing funding (consisting of average noninterest-bearing deposits, other liabilities and equity offset by noninterest-earning assets) as compared with 2005.
Consolidated Average Balance Sheet and Analysis of Net Interest Income and Expense
The following table sets forth the Company’s consolidated average balance sheet and analysis of net interest income and expense:

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets

Loans (1) (2)	$639,742	$12,433	7.88%	$585,952	$10,112	7.00%
Federal funds sold	3,457	39	4.58%	1,680	10	2.41%
Interest-earning cash	867	11	5.15%	1,049	6	2.32%
Investments:
Taxable	13,696	112	3.32%	14,404	103	2.90%
Non-taxable (2)	7,589	124	6.63%	7,085	119	6.81%

Interest-earning assets	665,351	12,719	7.75%	610,170	10,350	6.88%
Noninterest-earning assets	46,702			49,477

Total assets	$712,053			$659,647

Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$216,038	$814	1.53%	$217,329	$492	0.92%
Savings	57,690	112	0.79%	56,283	110	0.79%
CDs	247,336	2,169	3.56%	210,471	1,515	2.92%

Interest-bearing deposits	521,064	3,095	2.41%	484,083	2,117	1.77%

CONTINUED

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Federal funds purchased	4,519	54	4.85%	14,450	90	2.53%
Junior subordinated debentures	15,007	309	8.35%	15,007	237	6.40%
Other borrowed funds	10,046	96	3.88%	8,185	79	3.91%

Interest-bearing liabilities	550,636	3,554	2.62%	521,725	2,523	1.96%
Noninterest-bearing deposits	98,780			85,022
Other noninterest-bearing liabilities	4,094			3,009

Total liabilities	653,510			609,756
Shareholders’ equity	58,543			49,891

Total liabilities and shareholders’ equity	$712,053			$659,647

Net interest income		$9,165			$7,827

Net interest spread			5.13%			4.92%

Net interest margin			5.59%			5.20%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a fully tax-equivalent basis using the federal statutory rate of 34%. These adjustments were $70 and $57 for the three months ended March 31, 2006 and 2005, respectively. Fully tax-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates:

	Three months ended March 31
	2006 vs. 2005
	Increase (decrease) due to(2)
	Volume	Rate	Total
Assets:
Loans (1) (3)	$978	$1,343	$2,321
Federal funds sold	16	13	29
Interest-earning cash	(1)	6	5
Investments (1)	3	11	14

Total interest-earning assets	$996	$1,373	$2,369

Liabilities:
Deposits
Interest demand and money market	$(3)	$325	$322
Savings	3	(1)	2
Time deposits	291	363	654
Interest on other borrowed funds	107	(143)	(36)
Junior subordinated debentures	—	72	72
Other interest-bearing liabilities	18	(1)	17

Total interest-bearing liabilities	$416	$615	$1,031

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. The Company recorded a $500,000 provision for loan losses for the first quarter of 2006, compared to $425,000 for the same period in 2005. Net loan charge-offs were $180,000 for the first quarter of 2006, compared with $276,000 for the first quarter of 2005. Recoveries of $375,000 in the first quarter of 2006 contributed to the historically low level of net charge-offs. This level of recoveries is not anticipated to continue through the remaining quarters of 2006.
Noninterest Income: Noninterest income remains a key focus of the Company. In the first quarter of 2006, noninterest income increased $232,000 to $1.9 million from a year ago. Changes in noninterest income were primarily due to increases in service charges on deposits, ATM income and income from the sale of SBA loans. Additionally, in the first quarter of 2005 the Company recorded a $95,000 gain on the sale of its former operations building.
Noninterest Expense: Noninterest expense increased $695,000 to $6.7 million in the first quarter of 2006 or 12% from a year ago. Salaries and benefits increased $845,000 to $4.3 million due to higher salaries, commissions, bonus accrual, stock based compensation, and healthcare costs. The Company’s full time equivalent employees increased to 315 from 290 at March 31, 2006 and 2005, respectively. Consulting and professional fees decreased $147,000 to $119,000 due to lower technology and accounting consulting costs.
Income Taxes: The Company’s consolidated effective tax rate was 32.7% and 32.3% for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate is lower than the federal statutory rate due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans.
Financial Condition Overview
The Company’s total assets grew $9.6 million to $735.6 million in the first quarter of 2006. During the first quarter of 2006 the Company continued to focus on growing its loan portfolio. Total loans grew $20.8 million to $651.1 million at March 31, 2006 from $630.3 million at December 31, 2005, a 3.3% increase.
Federal Funds Sold: Federal funds sold decreased by $12.6 million to $8.5 million in the first quarter of 2006. The decrease in federal funds has been used to fund the Company’s growth in the loan portfolio, which increased $20.8 million in the first quarter of 2006.
Loans: The Company’s loan portfolio represented 88.5% of total assets as of March 31, 2006. Growth in the portfolio since December 31, 2005 has been primarily in real estate related loans due to continued market demand for such products. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community. The following table further details the Company’s loan portfolio composition:

	Loan Portfolio Composition as of:
	March 31, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Commercial	$80,667	12.4%	$79,341	12.6%	$1,326

Real estate mortgages:
One-to-four family residential	50,095	7.7%	45,278	7.2%	4,817
Commercial	223,979	34.4%	218,260	34.6%	5,719

Total real estate mortgages	274,074	42.1%	263,538	41.8%	10,536
Real estate construction:
One-to-four family residential	86,437	13.3%	79,016	12.5%	7,421
Multi-family and commercial	34,163	5.2%	34,645	5.5%	(482)

Total real estate construction	120,600	18.5%	113,661	18.0%	6,939
Consumer:
Indirect	93,900	14.4%	91,251	14.5%	2,649
Direct	81,712	12.6%	82,425	13.1%	(713)

Total consumer	175,612	27.0%	173,676	27.6%	1,936

Subtotal	650,953	100.0%	630,216	100.0%	20,737

Less: allowance for loan losses	(9,130)		(8,810)		(320)
Deferred loan fees, net	181		42		139

Total loans, net	$642,004		$621,448		$20,556

Allowance for Loan Losses: The Company increased its allowance for loan losses to $9.1 million, at March 31, 2006, representing 1.40% of total loans. The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The evaluation of the allowance is based on a continuing assessment of nonperforming assets, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. While the Company believes that it uses the best information available to determine the allowance for loan losses unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The Company anticipates that normal growth of the loan portfolio will require continued increases in the allowance for loan losses. The following table details the activity of the allowance for loan losses:
Activity of Allowance for Loan Losses as of:

	March 31,	March 31,
(Dollars in thousands)	2006	2005
Balance at beginning of period	$8,810	$7,903
Charge-offs:
Commercial	(163)	(108)
Real estate	(60)	(27)
Consumer
Direct	(101)	(131)
Indirect	(231)	(318)

Total charge-offs	(555)	(584)

CONTINUED

	March 31,	March 31,
(Dollars in thousands)	2006	2005
Recoveries:
Commercial	$191	$82
Real estate	0	123
Consumer
Direct	53	21
Indirect	131	82

Total recoveries	375	308

Net charge-offs	(180)	(276)
Provision for loan losses	500	425

Balance at end of period	$9,130	$8,052

Indirect net charge-offs to average indirect loans(1)	0.43%	0.96%
Other net charge-offs to average other loans (1)	0.06%	0.03%
Net charge-offs to average loans (1)	0.11%	0.19%
Allowance for loan losses to loans	1.40%	1.36%

(1) Net charge-offs are annualized.
Nonperforming Assets: The Company’s asset quality for the first quarter of 2006 improved over the first quarter of 2005. Total impaired loans decreased by $1,056,000 from March 31, 2005 versus $560,000 from December 31, 2005 to $1.6 million as of March 31, 2006. The following table sets forth an analysis of the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	March 31,	March 31,
(Dollars in thousands)	2006	2005
Nonaccrual loans	$1,599	$2,159
Restructured loans	—	—

Total nonperforming loans	1,599	2,159
Other real estate owned	—	—

Total nonperforming assets	$1,599	$2,159

Total impaired loans	$1,599	$2,159
Accruing loans past due ≥ 90 days	24	—
Potential problem loans	—	—
Allowance for loan losses	9,130	8,810

Nonperforming loans to loans	0.25%	0.34%
Allowance for loan losses to nonperforming loans	570.98%	408.06%
Allowance for loan losses to nonperforming assets	570.98%	408.06%
Nonperforming assets to total assets	0.22%	0.30%
Deposits: In the first quarter of 2006 the Company made a concerted effort to attract deposits, through competitive pricing and delivery of quality service. The Company’s total deposits for the first quarter of 2006 grew $8.5 million, to $646.0 million at quarter end. As outlined in the table below, time deposit growth was less than 1%, while noninterest-bearing demand and savings deposits decreased 4.6% during the quarter. Conversely, NOW and money market deposits grew during the first quarter by 7.8% and 5.4%, respectively.

\

	Deposit Composition as of:
	March 31, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Noninterest-bearing demand	$100,537	15.6%	$105,365	16.5%	$(4,828)
NOW accounts	154,170	23.9%	143,042	22.4%	11,128
Money market	89,086	13.8%	84,537	13.3%	4,549
Savings	56,840	8.8%	59,635	9.4%	(2,795)
Time deposits	245,373	38.0%	244,910	38.4%	463

Total deposits	$646,006	100.0%	$637,489	100.0%	$8,517

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2006 and December 31, 2005, the Company’s commitments under letters of credit and financial guarantees amounted to $1.5 million and $1.6 million respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Shareholders’ Equity: The Company’s shareholders’ equity increased to $60.0 million at March 31, 2006 from $57.9 million at December 31, 2005. This increase is due to net income of $2.5 million, proceeds from stock options exercised in the amount of $91,000, stock based compensation of $37,000, offset by the payment of cash dividends of $463,000.
Liquidity and Sources of Funds
Sources of Funds: The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2006. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Company may use to supplement funding sources.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Bank qualified as “well-capitalized” at March 31, 2006 and December 31, 2005:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	March 31,	December 31,
	capitalized	capitalized	2006	2005
Total risk-based capital ratio
Consolidated	8%	N/A	11.48%	11.52%
Whidbey Island Bank	8%	10%	11.23%	11.21%
Tier 1 risk-based capital ratio
Consolidated	4%	N/A	10.23%	10.28%
Whidbey Island Bank	4%	6%	9.98%	9.96%
Leverage ratio
Consolidated	4%	N/A	10.55%	10.26%
Whidbey Island Bank	4%	5%	10.28%	9.93%
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
Significant Accounting Policies
See “Notes to Condensed Consolidated Financial Statements.”
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2006, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2005. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2005 filed with the SEC.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, management evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the chief executive and financial officer each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. Management found no facts that would require the Company to take any corrective actions with regard to significant deficiencies or material weaknesses.
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2006 that has materially effected, or is reasonably likely to materially effect, the internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the Company’s risk factors from those disclosed in the 2005 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (c) None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of the Company’s security holders in the quarter ended March 31, 2006.
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
WASHINGTON BANKING COMPANY

Date: May 9, 2006	By	/s/ Michal D. Cann
Michal D. Cann
President and
Chief Executive Officer

Date: May 9, 2006	By	/s/ Richard A. Shields
Richard A. Shields
Senior Vice President and
Chief Financial Officer