Form 10-Q
period 2006-06-30
WASHINGTON BANKING CO
filed 2006-08-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Large accelerated filer ☐          Accelerated filer ☑          Non-Accelerated filer ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at July 31, 2006 was 7,426,279.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Cash and due from banks ($4,204 and $3,313, respectively, are restricted)	$24,543	$19,949
Interest-bearing deposits	659	983
Federal funds sold	5,275	21,095

Total cash, restricted cash, and cash equivalents	30,477	42,027
Investment securities available for sale	17,945	19,077

Federal Home Loan Bank stock	1,984	1,984

Loans held for sale	867	2,829

Loans receivable	686,108	630,258
Allowance for loan losses	(9,606)	(8,810)

Total loans, net	676,502	621,448
Premises and equipment, net	20,847	20,514
Bank owned life insurance	10,736	10,558
Other assets	8,662	7,539

Total assets	$768,020	$725,976

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$104,832	$105,365
Interest-bearing	298,221	287,214
Time deposits	276,805	244,910

Total deposits	679,858	637,489

FHLB overnight borrowings	2,000	—
Other borrowed funds	5,000	10,000
Junior subordinated debentures	15,007	15,007
Other liabilities	4,041	5,631

Total liabilities	705,906	668,127

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 11,822,706 shares: issued and outstanding 7,423,791 at 6/30/2006 and 7,382,210 at 12/31/2005	32,880	32,106
Retained earnings	29,354	25,789
Accumulated other comprehensive income	(120)	(46)

Total shareholders’ equity	62,114	57,849

Total liabilities and shareholders’ equity	$768,020	$725,976

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$13,289	$10,943	$25,695	$21,037
Interest on taxable investment securities	111	80	223	168
Interest on tax exempt investment securities	80	79	161	159
Other	38	35	88	66

Total interest income	13,518	11,137	26,167	21,430
Interest expense:
Interest on deposits	3,720	2,359	6,814	4,466
Interest on other borrowings	229	177	378	346
Interest on junior subordinated debentures	334	260	644	497

Total interest expense	4,283	2,796	7,836	5,309

Net interest income	9,235	8,341	18,331	16,121
Provision for loan losses	800	525	1,300	950

Net interest income after provision for loan losses	8,435	7,816	17,031	15,171
Noninterest income:
Service charges and fees	852	771	1,669	1,470
Loss on sale of securities	—	(50)	—	(50)
Income from the sale of loans	150	212	332	384
SBA premium income	68	179	203	291
Other	610	780	1,359	1,448

Total noninterest income	1,680	1,892	3,563	3,543
Noninterest expense:
Salaries and benefits	3,973	3,802	8,249	7,233
Occupancy and equipment	891	863	1,751	1,652
Office supplies and printing	140	171	321	356
Data processing	122	138	204	256
Consulting and professional fees	157	15	276	318
Other	1,110	1,170	2,275	2,331

Total noninterest expense	6,393	6,159	13,076	12,146

Income before income taxes	3,722	3,549	7,518	6,568
Provision for income taxes	1,236	1,200	2,480	2,176

Net income	$2,486	$2,349	$5,038	$4,392

Net income per share, basic	$0.34	$0.32	$0.68	$0.60

Net income per share, diluted	$0.33	$0.31	$0.67	$0.58

Average number of shares outstanding, basic	7,376,000	7,302,000	7,369,000	7,276,000
Average number of shares outstanding, diluted	7,582,000	7,573,000	7,579,000	7,546,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	Shareholders’
	Shares	Amount	earnings	compensation	income	equity
Balances at December 31, 2004	5,429	$31,516	$17,928		$147	$49,591

Comprehensive income:
Net income	—	—	4,392	—	—	4,392
Net unrealized loss on securities available for sale, net of tax of ($90)	—	—	—	—	(155)	(155)
Plus adjustment for losses included in net income, net of income tax of $17					33	33

Total comprehensive income						4,270

Tax benefit associated with stock options	—	30	—	—	—	30

Cash dividend, $0.109 per share	—	—	(800)	—	—	(800)
Stock option compensation	—	12	—	—	—	12
Four-for-three stock split	1,810	—	—	—	—	—
Stock options exercised	47	188	—	—	—	188
Restricted stock	35	483	—	(483)	—	—
Unearned restricted stock	—	—	—	33	—	33

Balances at June 30, 2005	7,321	$32,229	$21,520	$(450)	$25	$53,324

Balances at December 31, 2005	7,382	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	5,038	—	—	5,038
Net unrealized loss on securities available for sale, net of tax of ($38)	—	—	—	—	(74)	(74)

Total comprehensive income						4,964

Cash dividend, $0.125 per share	—	—	(926)	—	—	(926)
Stock option compensation	—	43	—	—	—	43
Stock options exercised	29	109	—	—	—	109
Issuance of restricted stock	13	236	—	(236)	—	—
Amortization of stock compensation	—	—	—	75	—	75

Balances at June 30, 2006	7,424	$32,880	$29,901	$(547)	$(120)	$62,114

     See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$5,038	$4,392
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	—	(8)
Amortization of investment premiums, net	6	14
Net decrease in subsidiary investment	24	39
Earnings on bank owned life insurance	(178)	(168)
Provision for loan losses	1,300	950
Net decrease (increase) in loans held for sale	1,962	(3,028)
Net loss on the sale of securities	—	50
Depreciation and amortization of premises and equipment	823	806
Net gain on sale of premises and equipment	—	(101)
Net gain on sale of other real estate	(6)	(7)
Write-downs of other real estate	10	85
Tax benefit associated with stock options	—	(30)
Stock-based compensation	118	33
Increase in other assets	(1,108)	(612)
(Decrease) increase in other liabilities	(1,591)	597

Cash provided by operating activities	6,398	3,012

Cash flows from investing activities:
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	1,014	366
Sales of investment securities, available for sale	—	455
Net increase in loans	(56,423)	(31,077)
Purchases of premises and equipment	(1,156)	(1,661)
Proceeds from the sale of other real estate owned and premises and equipment	65	783

Cash flows used by investing activities	(56,500)	(31,134)

Cash flows from financing activities:
Net increase in deposits	42,369	60,015
Net increase (decrease) in FHLB overnight borrowings	2,000	(22,000)
Gross payments on other borrowed funds	(21,845)	(5,000)
New borrowings on other borrowed funds	16,845	10,000
Dividends paid on common stock	(926)	(800)
Proceeds from stock options exercised	109	188

Cash flows provided by financing activities	38,552	42,403

Net change in cash and cash equivalents	(11,550)	14,281
Cash and cash equivalents at beginning of period	42,027	17,933

Cash and cash equivalents at end of period	$30,477	$32,214

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$69	$53
Cash paid for interest	7,357	5,183
Cash paid for income taxes	3,010	2,380
     See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
(1) Description of Business and Summary of Significant Accounting Policies
     (a) Description of Business
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2006, WBCO had two wholly owned subsidiaries — Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
     (b) Basis of Presentation
The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
     (c) Reclassifications
Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2006 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2) Recent Financial Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that the costs resulting from all stock-based compensation be measured at fair value and recognized in the Company’s financial statements. Application of the Statement is effective for reporting periods after December 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006. For further details on the impact to the Company’s financial statements please refer to footnote (4)- Stock-Based Compensation.
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
Six months ended June 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amended FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 permits an entity to reclassify certain available-for-sale securities to trading securities, regardless of the restriction in paragraph 15 of Statement No. 115, provided that those available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. SFAS No. 156 is effective at the date an entity adopts the requirements of this Statement. The adoption of SFAS No. 156 had no material impact on the Company’s financial statements.
(3) Earnings Per Share
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares-basic	7,376,000	7,301,000	7,369,000	7,275,000
Effect of dilutive securities: stock	206,000	272,000	210,000	271,000

Weighted average shares-diluted	7,582,000	7,573,000	7,579,000	7,546,000

At June 30, 2006 and 2005, there were options to purchase 331,143 and 412,632 shares of common stock outstanding, respectively. For the six months ended June 30, 2006 and 2005 no options were antidilutive and therefore all were included in the computation of diluted net income per share.
(4) Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS 123R, Share Based Payment, requiring the Company to recognize expense related to the fair value of stock option awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock option compensation expense for the six months ended June 30, 2006 includes compensation expense for all stock option compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock option compensation expense for all stock option compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
For the three and six months ended June 30, 2006 the Company recognized $21 and $32, respectively, in stock option compensation expense as a component of salaries and benefits. As of June 30, 2006 there was approximately $221 of total unrecognized compensation cost related to nonvested options.
Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, "Accounting for Stock-Based Compensation -Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-option employee compensation cost was recognized in the Company’s net income. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock-option awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and six month periods ended June 30, 2005:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005	2005

Net income, as reported	$2,349	$4,392
Stock compensation recognized, net of tax	4	8
Additional compensation for fair value of stock options, net of tax	(14)	(29)

Pro forma net income	$2,339	$4,371

Basic earnings per share:

Net income, as reported	$0.32	$0.60

Net income, pro forma	$0.32	$0.60

Diluted earnings per share:

Net income, as reported	$0.31	$0.58

Net income, pro forma	$0.31	$0.58

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average grant date fair value of options granted during the six months ended June 30, 2006, was $7.67 per share. There were no stock options issued during fiscal year 2005. The following assumptions were used in arriving at the fair value of options granted during the six months ended June 30, 2006:

2006
Risk-free interest rate	4.95%
Dividend yield rate	1.40%
Price volatility	38.13%
Expected life of options	7 years

			Weighted Average
		Weighted	Remaining
		Average Exercise Price	Contractual	Aggregate
	Shares	Per Share	Terms (in years)	Intrinsic Value
Outstanding at January 1, 2006	336,493	$5.93
Granted	24,897	18.24
Exercised	(28,965)	3.85		$413
Forfeited, expired or cancelled	(1,282)	10.73

Outstanding at June 30, 2006	331,143	$7.02	4.04	$4,988

Exercisable at June 30, 2006	265,307	$5.99	3.18	$4,269

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2006 and the exercised price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. This amount changes based upon the fair market value of the Company’s stock.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during the six months ended June 30, 2006;

		Weighted
		Average Grant
	Shares	Price Per Share
Outstanding at January 1, 2006	34,709	$13.73
Granted	13,569	18.36

Vested	(9,073)	13.65

Forfeited, expired or cancelled	(700)	15.37

Outstanding at June 30, 2006	38,505	$15.39

For the three and six months ended June 30, 2006 the Company recognized $43 and $75, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of June 30, 2006 there was $547 of total unrecognized compensation costs related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 3.14 years.
(5) Subsequent Event
On July 31, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.0625 per share to shareholders of record as of August 10, 2006, payable on August 25, 2006.
(6) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at June 30, 2006. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of June 30, 2006. As of June 30, 2006 the commitments under these agreements were $1,433.
At June 30, 2006, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at June 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or the opening or acquisition of new branches are lower than expected; (4) there is increased competitive pressure among financial institutions that the Company is unable to effectively meet; (5) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (6) the Company is unable to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.
Overview
Washington Banking Company (referred to in this report as the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary and Washington Banking Capital Trust I (the “Trust”). Headquartered in Oak Harbor, the Company’s market area is primarily northwestern Washington. The market area encompasses distinct economies, and none are particularly dependent upon a single industrial or occupational source. The economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to a more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence.
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
Summary of Critical Accounting Policies
Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 as filed in Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.
Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2005 as filed in Form 10-K.

Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. Additional information is included in Note 4 of the Notes to Condensed Consolidated Financial Statements of this report.
Results of Operations Overview
The Company’s net income increased 6% to $2.5 million or $0.33 per diluted share, in the second quarter of 2006, compared with $2.3 million or $0.31 per diluted share in the second quarter of 2005. Return on average equity decreased to 16.44% in the second quarter of 2006, compared with 18.24% in the corresponding quarter of 2005.
For the first half of 2006, net income increased 15% to $5.0 million and diluted earnings per share increased to $0.67, compared with last year’s $0.58. Return on average equity decreased 39 basis points to 17.05% for the first six months of 2006, compared with 17.44% last year.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
▪	The volume, pricing, mix and maturity of earning assets and interest-bearing liabilities;

▪	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

▪	The volume of noninterest-earning assets;

▪	Market interest rate fluctuations; and

▪	Asset quality
The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates.
Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$670,884	$13,311	7.96%	$609,066	$10,966	7.22%
Federal funds sold	2,316	29	5.02%	3,082	22	2.86%
Interest-earning cash	718	9	5.03%	802	5	2.50%
Investments:
Taxable	13,395	108	3.22%	14,047	88	2.51%
Non-taxable (2)	7,522	119	6.34%	6,890	118	6.87%

Interest-earning assets	694,835	13,576	7.84%	633,887	11,199	7.09%
Noninterest-earning assets	49,152			52,211

Total assets	$743,987			$686,098

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$223,040	$935	1.68%	$226,599	$595	1.05%
Savings	55,081	108	0.78%	55,748	110	0.79%
CDs	266,755	2,677	4.03%	219,225	1,654	3.03%

Interest-bearing deposits	544,876	3,720	2.74%	501,572	2,359	1.89%
Federal funds purchased	11,833	153	5.20%	8,734	69	3.17%
Junior subordinated debentures	15,007	334	8.93%	15,007	260	6.95%
Other borrowed funds	5,879	75	5.11%	11,096	108	3.90%

Interest-bearing liabilities	577,595	4,282	2.97%	536,409	2,796	2.09%
Noninterest-bearing deposits	100,008			94,129
Other noninterest-bearing liabilities	5,733			3,894

Total liabilities	683,336			634,432
Shareholders’ equity	60,651			51,666

Total liabilities and shareholders’ equity	$743,987			$686,098

Net interest income		$9,294			$8,403

Net interest spread			4.87%			5.00%

Net interest margin			5.37%			5.32%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $58 and $62 for the three months ended June 30, 2006 and 2005, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$655,399	$25,742	7.92%	$597,573	$21,078	7.11%
Federal funds sold	2,883	68	4.76%	2,385	32	2.71%
Interest-earning cash	792	19	4.96%	925	12	2.62%
Investments:
Taxable	13,544	223	3.32%	14,224	191	2.71%
Non-taxable (2)	7,555	238	6.36%	6,987	239	6.90%

Interest-earning assets	680,173	26,290	7.80%	622,094	21,552	6.99%
Noninterest-earning assets	48,600			50,852

Total assets	$728,773			$672,946

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$219,795	$1,749	1.60%	$221,990	$1,087	0.99%
Savings	56,378	219	0.78%	56,014	220	0.79%
CDs	257,099	4,846	3.80%	214,872	3,159	2.96%

Interest-bearing deposits	533,272	6,814	2.58%	492,876	4,466	1.83%
Federal funds purchased	8,196	207	5.10%	11,576	159	2.77%
Junior subordinated debentures	15,007	644	8.65%	15,007	497	6.68%
Other borrowed funds	7,938	170	4.32%	9,648	187	3.91%

Interest-bearing liabilities	564,413	7,835	2.80%	529,107	5,309	2.02%
Noninterest-bearing deposits	99,396			89,561
Other noninterest-bearing liabilities	5,361			3,494

Total liabilities	669,170			622,162
Shareholders’ equity	59,603			50,784

Total liabilities and shareholders’ equity	$728,773			$672,946

Net interest income		$18,455			$16,243

Net interest spread			5.00%			4.97%

Net interest margin			5.47%			5.27%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $123 and $122 for the six months ended June 30, 2006 and 2005, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income of $9.3 million in the second quarter of 2006 was 11% higher than in the corresponding quarter in 2005. There were two principal causes of this growth in the second quarter of 2006: an increase in average earning assets due to strong loan growth in commercial real estate and construction loans; and a higher net interest margin, which increased 5 basis points to 5.37% from the same period in 2005. The improvement in the net interest margin in the second quarter of 2006 reflected a shift in the earning asset mix toward higher yielding loans and an increase in free funds. However, the interest rate spread contracted 13 basis points from the second quarter of 2005 as a result of competitive pressure on loan and deposit pricing during the second quarter of 2006. This pricing pressure caused the average cost of interest-bearing liabilities to increase 88 basis points from the corresponding quarter in 2005. During this same period, yields on average interest-earning assets increased only 75 basis points.
Taxable-equivalent net interest income for the first six months of 2006 rose 14% to $18.5 million, compared with $16.2 million last year. This increase was primarily due to a higher net interest margin for the first six months of 2006, which increased 20 basis points to 5.47% over last year. The improvement in the net interest margin reflected a shift in the earning asset mix toward higher yielding loans and an increase in free funds. The interest rate spread was relatively flat compared to last year, increasing only 3 basis points to 5.00% for the first six months of 2006. Growth in the interest rate spread was constrained due to competitive pricing pressures in loans and deposits in the second quarter of 2006.

The following table shows how changes in yields or rates and average balances affected net interest income for the second quarters of 2005 and 2006, as well as the first six months of 2005 and 2006.

	Three Months Ended June 30			Six Months Ended June 30
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease) due to (2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:
Loans (1) (3)	$1,113	$1,232	$2,345	$2,040	$2,624	$4,664
Federal funds sold	(5)	12	7	7	29	36
Interest-bearing cash	(1)	5	4	(2)	9	7
Investments (1)	7	14	21	10	21	31

Total interest earning assets	$1,114	$1,263	$2,377	$2,055	$2,683	$4,738

Liabilities:
Deposits:
Interest demand and money market	$(9)	$349	$340	$(11)	$673	$662
Savings	(1)	(1)	(2)	1	(2)	(1)
Time deposits	359	664	1,023	621	1,066	1,687
Interest on other borrowed funds	24	60	84	(46)	95	48
Junior subordinated debentures	0	74	74	0	147	147
Other interest-bearing liabilities	(51)	18	(33)	(33)	16	(17)

Total interest-bearing liabilities	$322	$1,164	$1,486	$532	$1,995	$2,526

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Noninterest Income: Noninterest income in the second quarter of 2006 decreased 11% to $1.7 million compared to $1.9 million in the corresponding quarter of 2005. Changes in noninterest income were primarily due to an $111,000 decline in SBA premiums and a $62,000 decline in income from the sale of loans as compared to the corresponding quarter in 2005. Additionally, annuity income, a component of other noninterest income, decreased $281,000 in the second quarter of 2006, as compared to the second quarter of 2005. These decreases were offset by an increase in service charges and fees of $81,000 and electronic banking fees, a component of other noninterest income, of $80,000.
Noninterest income of $3.6 million for the first half of 2006 was relatively flat, compared with $3.5 million last year. Changes in noninterest income in the first six months of 2006 were primarily due to increases in service charge and fees of $199,000 and electronic banking fees of $144,000 as compared to the first six months of 2005. These increases in noninterest income were offset by declines in annuity sales of $252,000, SBA premiums of $88,000 and income from the sale of loans of $52,000 as compared to last year.
Noninterest Expense: Noninterest expense of $6.4 million in the second quarter of 2006 was $234,000 higher than the corresponding quarter of 2005. Salaries and benefits for the second quarter increased $171,000 due to higher salaries, stock-based compensation and healthcare costs. Consulting and professional fees increased $142,000 in the second quarter of 2006 due to the result of changes in the timing of consulting and professional fees in the second quarter of 2005. The Company’s continued efforts to control expenses resulted in an efficiency ratio of 58.25% for the second quarter of 2006 compared to 59.83% for the corresponding quarter in 2005.
Noninterest expense for the first half of 2006 was $13.1 million, an 8% increase over last year. The increase was principally attributed to an increase in salaries and benefits of $1.1 million. This increase was due to higher salaries, stock-based compensation and healthcare costs. However, the efficiency ratio improved for the first six months of 2006 to 59.39% compared to 61.39% in the first six months of 2005. Additionally, the Company has actively managed its full time equivalent employees. Full time equivalent employees increased to 311 from 290 at June 30, 2006 and June 30 2005, respectively.
Income Taxes: The Company’s consolidated effective tax rates for the second quarters of 2006 and 2005 were 33.21% and 33.8%, respectively. The effective tax rate for the first six months of 2006 was 33.0%, and 33.1% for the corresponding period in 2005. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans.
Financial Condition Overview
Total assets were $768.0 million at June 30, 2006, an increase of $42.0 million from December 31, 2005. During the first half of 2006 the Company continued to focus on growing the loan and deposit portfolios. Loans at June 30, 2006 grew 9% to $686.0 million compared to December 31, 2005. Deposits at June 30, 2006 were $679.9 million, an increase of 7% from December 31, 2005.
Loans: Total loans outstanding as of June 30, 2006 were $686.0 million, an increase of $55.9 million from December 31, 2005. The total loan portfolio at June 30, 2006 represented 89% of total assets as compared to 87% of total assets at December 31, 2005. The increase reflects continued market demand for real estate related loan products in the Company’s markets. Real estate mortgages and real estate construction represents 35% and 48%, respectively, of the year to date growth in the loan portfolio. Included in real estate construction loans, at June 30, 2006, are speculative residential construction loans totaling $53.1 million.
Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community. The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	June 30, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Commercial	$83,553	12.2%	$79,341	12.6%	$4,212
Real estate mortgages:
One-to-four family residential	51,491	7.5%	45,278	7.2%	6,213
Commercial	231,547	33.8%	218,260	34.6%	13,287

Total real estate mortgages	283,038	41.3%	263,538	41.8%	19,500
Real estate construction:
One-to-four family residential	94,430	13.8%	79,016	12.5%	15,414
Multi-family and commercial	45,675	6.6%	34,645	5.5%	11,030

Total real estate construction	140,105	20.4%	113,661	18.0%	26,444
Consumer:
Indirect	96,946	14.1%	91,251	14.5%	5,695
Direct	82,037	12.0%	82,425	13.1%	(388)

Total consumer	178,983	26.1%	173,676	27.6%	5,307

Subtotal	685,679	100.0%	630,216	100.0%	55,463

Less: allowance for loan losses	(9,606)		(8,810)		(796)
Deferred loan fees, net	429		42		387

Total loans, net	$676,502		$621,448		$55,054

Allowance for Loan Losses: The allowance for loan losses at June 30, 2006 was $9.6 million or 1.40% of total loans and 890% of total non-performing loans. This compares with an allowance of $8.8 million or 1.40% of total loans and 408% of total non-performing loans at December 31, 2005.
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

	Three Months Ended		Six Months Ended
	June 30		June 30
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$9,130	$8,052	$8,810	$7,903
Charge-offs:
Commercial	(303)	(32)	(466)	(141)
Real estate	(26)	(1)	(86)	(26)
Consumer:
Direct	(94)	(55)	(194)	(185)
Indirect	(169)	(116)	(401)	(434)

Total charge-offs	$(592)	$(204)	$(1,147)	$(786)

Recoveries:
Commercial	111	22	301	104
Real estate	1	8	1	130
Consumer:
Direct	68	31	121	52
Indirect	88	120	220	201

Total recoveries	$268	$181	$643	$487

Net charge-offs	(324)	(23)	(504)	(299)
Provision for loan losses	800	525	1,300	950

Balance at end of period	$9,606	$8,554	$9,606	$8,554

Indirect net charge-offs to average indirect loans (1)	0.34%	(0.02%)	0.39%	0.48%
Other net charge-offs to average other loans (1)	0.17%	0.02%	0.12%	0.03%
Net charge-offs to average loans (1)	0.19%	0.02%	0.15%	0.10%

(1)	Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first six months of 2006 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans and charge-off and recovery activity.

During the second quarter of 2006, the Company recorded an $800,000 provision for loan losses compared to $525,000 for the second quarter in 2005. Net charge-offs for second quarter of 2006 were $324,000, a $301,000 increase over the second quarter of 2005. This increase is the result of unusually low levels of net charge-offs in the second quarter of 2005.
During the first six months of 2006, the Company recorded a $1.3 million provision for loan losses compared to $950,000 for the corresponding period in 2005. Net charge-offs for the first half of 2006 rose 69% to $504,000, compared with $299,000 last year. This increase is due to above average recoveries in the first half of 2005 and the first quarter of 2006, which contributed to the low level of net charge-offs. This level of recoveries is not anticipated to continue through the remainder of 2006.
The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	June 30, 2006			December 31, 2005			June 30, 2005
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$788	8.2%	12.2%	$737	8.4%	12.6%	$822	9.6%	13.8%
Real estate mortgage	3,072	32.0%	41.3%	2,844	32.3%	41.8%	2,635	30.8%	38.5%
Real estate construction	1,751	18.2%	20.5%	1,378	15.6%	18.0%	1,549	18.1%	18.6%
Consumer	2,420	25.2%	26.0%	2,308	26.2%	27.6%	2,508	29.3%	29.1%
Unallocated	1,575	16.4%	N/A	1,543	17.5%	N/A	1,040	12.2%	N/A

Total	$9,606	100.0%	100.0%	$8,810	100.0%	100.0%	$8,554	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.
Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets, which have declined to their lowest levels in more than five years. These assets total $1.1 million and represented 0.16% of loans compared with $2.2 million, or 0.34% at December 31, 2005. Reduction in nonperforming assets for the first half of 2006 was the result of the payoff of several nonaccrual loans. At June 30, 2006, the largest nonperforming loan totaled $351,000, representing 33% of total loans on nonperforming status.

	Nonperforming Assets as of:
(Dollars in thousands)	June 30, 2006	December 31, 2005
Nonaccrual loans	$1,079	$2,159
Restructured loans	—	—

Total nonperforming loans	1,079	2,159
Other real estate owned	—	—

Total nonperforming assets	$1,079	$2,159

Total impaired loans	$1,079	$2,159
Accruing loans past due ≥ 90 days	—	—
Potential problem loans	—	—
Allowance for loan losses	$9,606	$8,810

Nonperforming loans to loans	0.16%	0.34%
Allowance for loan losses to nonperforming loans	890.27%	408.06%
Allowance for loan losses to nonperforming assets	890.27%	408.06%
Nonperforming assets to total assets	0.14%	0.30%

Deposits: In the first half of 2006, the Company made a concerted effort to attract deposits, through competitive pricing and delivery of quality service. Total deposits in the first half of 2006 increased 7%, or $42.4 million. Time deposits were the largest portion of the deposit growth, increasing $31.9 million for the period. The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	June 30, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Noninterest-bearing demand	$104,832	15.6%	$105,365	16.5%	$(533)
NOW accounts	149,910	22.2%	143,042	22.4%	6,868
Money market	90,913	13.5%	84,537	13.3%	6,376
Savings	57,398	8.5%	59,635	9.4%	(2,237)
Time deposits	276,805	40.2%	244,910	38.4%	31,895

Total deposits	$679,858	100.0%	$637,489	100.0%	$42,369

Other Borrowings: Other borrowings, comprised of FHLB overnight borrowings and short term borrowings, totaled $7.0 million as of June 30, 2006, compared with $10.0 million at December 31, 2005. Other borrowings averaged $16.1 million for the first six months of 2006, compared with $21.2 million during the corresponding period in 2005. The decline in average balances was due in part to funding provided by an increase in total deposits.
Capital
Shareholders’ Equity: Total shareholders’ equity increased 7% to $62.1 million at June 30, 2006 from $57.8 million at December 31, 2005. This was principally due to the retention of $4.1 million, or approximately 82% of net income for the first six months, partially offset by an increase in accumulated other comprehensive loss as a result of unrealized loss in the investment portfolio.
Regulatory Capital Requirements: Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier I capital generally consists of common shareholders’ equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier II capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2006 and December 31, 2005:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-		December 31,
	capitalized	capitalized	June 30, 2006	2005
Total risk-based capital ratio
Company (consolidated)	8%	N/A	11.31%	11.52%
Whidbey Island Bank	8%	10%	11.05%	11.21%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	10.06%	10.28%
Whidbey Island Bank	4%	6%	9.80%	9.96%
Leverage ratio
Company (consolidated)	4%	N/A	10.38%	10.26%
Whidbey Island Bank	4%	5%	10.13%	9.93%
There can be no assurance that additional capital will not be required in the near future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls, or otherwise.

Liquidity and Cash Flows
Liquidity: The principal objective of the liquidity management program is to maintain the Bank’s ability to meet the day to day cash flow requirements of its customers who either wish to withdraw funds or draw upon credit facilities to meet their needs.
Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2006. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Bank may use to supplement funding sources.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $6.4 million for the first six months of 2006. Net cash of $56.5 million was used in investing activities consisted principally of $56.4 million in net loan growth. The $38.6 million of cash provided by financing activities consisted principally of $42.4 million in net deposit growth offset by $3.0 million in net repayments of borrowings and $926,000 in dividends to shareholders.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2006 and December 31, 2005, the Company’s commitments under letters of credit and financial guarantees amounted to $1.4 million and $1.6 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Capital Expenditures and Commitments: The Company entered into an option to purchase agreement for a 70,000 square-foot property located in the Smokey Point / Arlington, WA area for the purpose of relocating the Smokey Point branch, which is currently in leased space. Management anticipates the closing of the sale and the branch construction to begin during the third quarter of 2006.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2006, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2005. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2005 filed with the SEC.

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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
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
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 27, 2006. The total number of shares of common stock represented in person or by proxy at the meeting was 6,038,134 shares. This represented 82% of the 7,402,410 shares held by shareholders as of March 7, 2006 and entitled to vote at the meeting. The following issue came before the shareholders for vote:
Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2009, or until their successors are duly elected and qualified — three of the eight director position terms had expired and were open for election. The nominees for these positions were Karl C. Krieg; Robert B. Olson; and Anthony B. Pickering, who were each elected with the following vote totals:

	For	Against	Withheld

Karl C. Krieg, III	5,895,027	0	143,107
Robert B. Olson	5,904,324	0	133,810
Anthony B. Pickering	5,979,246	0	58,888
The other five directors who continue in office are: Michal D. Cann; Jerry C. Chambers; Marlen L. Knutson; Jay T. Lien; and Edward J. Wallgren.
Item 5. Other Information
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits
Exhibits
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASHINGTON BANKING COMPANY

Date: August 8, 2006	By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Date: August 8, 2006	By	/s/ Richard A. Shields

Richard A. Shields
Senior Vice President and
Chief Financial Officer