Form 10-Q
period 2006-09-30
WASHINGTON BANKING CO
filed 2006-11-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Large accelerated filer ☐                     Accelerated filer ☑                     Non-Accelerated filer ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at October 31, 2006 was 9,288,336.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Cash and due from banks ($2,248 and $3,313, respectively, are restricted)	$20,062	$19,949
Interest-bearing deposits	789	983
Federal funds sold	—	21,095

Total cash, restricted cash, and cash equivalents	20,851	42,027

Investment securities available for sale	17,514	19,077

Federal Home Loan Bank stock	1,984	1,984

Loans held for sale	1,940	2,829

Loans receivable	713,638	630,258
Allowance for loan losses	(9,985)	(8,810)

Total loans, net	703,653	621,448

Premises and equipment, net	22,024	20,514
Bank owned life insurance	10,831	10,558
Other assets	10,280	7,539

Total assets	$789,077	$725,976

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$97,277	$105,365
Interest-bearing	307,051	287,214
Time deposits	296,392	244,910

Total deposits	700,720	637,489

FHLB overnight borrowings	3,000	—
Other borrowed funds	—	10,000
Junior subordinated debentures	15,007	15,007
Other liabilities	5,915	5,631

Total liabilities	724,642	668,127

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares: issued and outstanding 9,285,439 at 9/30/2006 and 9,227,763 at 12/31/2005 (1)	32,934	32,106
Retained earnings	31,573	25,789
Accumulated other comprehensive income	(72)	(46)

Total shareholders’ equity	64,435	57,849

Total liabilities and shareholders’ equity	$789,077	$725,976

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$14,177	$11,386	$39,872	$32,423
Interest on taxable investment securities	97	91	301	259
Interest on tax exempt investment securities	77	78	238	237
Other	84	233	192	299

Total interest income	14,435	11,788	40,603	33,218

Interest expense:
Interest on deposits	4,614	2,600	11,429	7,066
Interest on other borrowings	45	97	422	443
Interest on junior subordinated debentures	351	278	995	775

Total interest expense	5,010	2,975	12,846	8,284

Net interest income	9,425	8,813	27,757	24,934
Provision for loan losses	750	550	2,050	1,500

Net interest income after provision for loan losses	8,675	8,263	25,707	23,434

Noninterest income:
Service charges and fees	812	836	2,481	2,306
Income from the sale of loans	168	280	499	664
SBA premium income	73	212	276	503
Other	672	663	2,032	2,061

Total noninterest income	1,725	1,991	5,288	5,534

Noninterest expense:
Salaries and benefits	4,245	3,786	12,494	11,019
Occupancy and equipment	907	881	2,656	2,529
Office supplies and printing	149	147	470	503
Data processing	136	138	340	394
Consulting and professional fees	195	174	472	469
Other	1,123	1,210	3,400	3,568

Total noninterest expense	6,755	6,336	19,832	18,482

Income before income taxes	3,645	3,918	11,163	10,486
Provision for income taxes	1,003	1,239	3,483	3,415

Net income	$2,642	$2,679	$7,680	$7,071

Net income per share, basic (1)	$0.29	$0.30	$0.83	$0.78

Net income per share, diluted (1)	$0.28	$0.28	$0.81	$0.75

Average number of shares outstanding, basic (1)	9,240,000	9,114,000	9,216,000	9,086,000
Average number of shares outstanding, diluted (1)	9,525,000	9,452,000	9,489,000	9,415,000

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income	equity
Balances at December 31, 2004 (1)	9,048	$31,516	$17,928	$—	$147	$49,591

Comprehensive income:
Net income	—	—	7,071	—	—	7,071
Net unrealized loss on securities available for sale, net of tax of ($96)	—	—	—	—	(167)	(167)
Plus adjustment for losses included in net income, net of income tax of $17	—	—	—	—	33	33

Total comprehensive income						6,937

Tax benefit associated with stock options	—	87	—	—	—	87

Cash dividend, $0.13 per share(1)	—	—	(1,203)	—	—	(1,203)
Stock option compensation	—	17	—	—	—	17
Stock options exercised (1)	74	236	—	—	—	236
Restricted stock (1)	44	483	—	(483)	—	—
Unearned restricted stock	—	—	—	67	—	67

Balances at September 30, 2005	9,166	$32,339	$23,796	$(416)	$13	$55,732

Balances at December 31, 2005 (1)	9,228	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	7,680	—	—	7,680
Net unrealized loss on securities available for sale, net of tax of ($15)	—	—	—	—	(26)	(26)

Total comprehensive income						7,654

Cash dividend, $0.15 per share(1)	—	—	(1,394)	—	—	(1,394)
Stock option compensation	—	70	—	—	—	70
Stock options exercised (1)	40	136	—	—	—	136
Issuance of restricted stock (1)	17	236	—	(236)	—	—
Amortization of stock compensation	—	—	—	120	—	120

Balances at September 30, 2006	9,285	$32,934	$32,075	$(502)	$(72)	$64,435

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income from continuing operations	$7,680	$7,071
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	—	(8)
Amortization of investment premiums, net	9	28
Depreciation and amortization	1,218	1,213
Earnings on bank owned life insurance	(273)	(255)
Provision for loan losses	2,050	1,500
Net gain on sale of premises and equipment	—	(103)
Net loss on the sale of securities	—	50
Net gain on sale of other real estate	(6)	(13)
Write-downs of other real estate	10	229
Amortization of stock-based compensation	190	67
Tax benefit associated with stock options	—	(87)
Net change in assets and liabilities:
Net decrease in subsidiary investment	35	61
Net decrease in loans held for sale	889	3,226
Increase in other assets	(2,398)	(461)
Increase in other liabilities	284	463

Cash provided by operating activities	9,688	12,981

Cash flows from investing activities:
Purchases of investment securities, available for sale	(2,948)	(1,420)
Maturities/calls/principal payments of investment and mortgage-backed securities, available for sale	4,461	1,091
Sales of investment securities, available for sale	—	455
Net increase in loans	(84,687)	(35,170)
Purchases of premises and equipment	(2,728)	(1,828)
Proceeds from the sale of other real estate owned and premises and equipment	65	903

Cash flows used by investing activities	(85,837)	(35,969)

Cash flows from financing activities:
Net increase in deposits	63,231	74,324
Net increase (decrease) in FHLB overnight borrowings	3,000	(22,000)
Gross payments on other borrowed funds	(26,845)	—
New borrowings on other borrowed funds	16,845	5,000
Dividends paid on common stock	(1,394)	(1,203)
Proceeds from stock options exercised	136	236

Cash flows provided by financing activities	54,973	56,357

Net change in cash and cash equivalents	(21,176)	33,369
Cash and cash equivalents at beginning of period	42,027	17,933

Cash and cash equivalents at end of period	$20,851	$51,302

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$432	$53
Cash paid for interest	12,213	8,153
Cash paid for income taxes	4,010	3,140
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
(1)	Description of Business and Summary of Significant Accounting Policies
(a)	Description of Business
Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2006, WBCO had two wholly owned subsidiaries — Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b)	Basis of Presentation
The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2005 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
(c)	Reclassifications
Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2006 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2)	Recent Financial Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that the costs resulting from all stock-based compensation be measured at fair value and recognized in the Company’s financial statements. Application of the Statement is effective for reporting periods after December 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006. For further details on the impact to the Company’s financial statements please refer to Note (4)- Stock-Based Compensation.
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
Nine months ended September 30, 2006 and 2005 (unaudited)
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
On September 6, 2006 the Company issued a 5-for-4 stock split to shareholders of record as of August 21, 2006. All periods presented have been restated to reflect the stock split.
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Weighted average shares-basic	9,239,732	9,114,460	9,216,354	9,086,169
Effect of dilutive securities: stock awards	285,025	337,969	273,466	328,630

Weighted average shares-diluted	9,524,757	9,452,429	9,489,820	9,414,799

At September 30, 2006 and 2005, there were options to purchase 430,756 and 503,625 shares of common stock outstanding, respectively. For the nine months ended September 30, 2006 and 2005 no options were antidilutive and therefore all were included in the computation of diluted net income per share.
(4)	Stock-Based Compensation
On January 1, 2006, the Company adopted the provisions of SFAS 123R, Share Based Payment, requiring the Company to recognize expense related to the fair value of stock option awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock option compensation expense for the nine months ended September 30, 2006 includes compensation expense for all stock option compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock option compensation expense for all stock option compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.
For the three and nine months ended September 30, 2006 the Company recognized $22 and $70, respectively, in stock option compensation expense as a component of salaries and benefits. As of September 30, 2006 there was approximately $221 of total unrecognized compensation cost related to nonvested options.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-option employee compensation cost was recognized in the Company’s net income. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock-option awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the three and nine month periods ended September 30, 2005:

	September 30, 2005
	Three Months Ended	Nine Months Ended
Net income, as reported	$2,679	$7,071
Stock compensation recognized, net of tax	4	12
Additional compensation for fair value of stock options, net of tax	(15)	(44)

Pro forma net income	$2,668	$7,039

Basic earnings per share:

Net income, as reported	$0.30	$0.78

Net income, pro forma	$0.30	$0.78

Diluted earnings per share:

Net income, as reported	$0.28	$0.75

Net income, pro forma	$0.28	$0.75

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average grant date fair value of options granted during the nine months ended September 30, 2006, was $5.98 per share. There were no stock options issued during fiscal year 2005. The following assumptions were used in arriving at the fair value of options granted during the nine months ended September 30, 2006:

2006
Risk-free interest rate	4.95%
Dividend yield rate	1.40%
Price volatility	38.13%
Expected life of options	7 years

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)

		Weighted	Weighted average
		average	remaining	Aggregate
		exercise price	contractual terms	intrinsic
	Shares	per share	(in years)	value
Outstanding at January 1, 2006	441,624	$4.79
Granted	31,100	14.59
Exercised	(40,411)	3.40		$461
Forfeited, expired or cancelled	(1,557)	8.58

Outstanding at September 30, 2006	430,756	$5.61	3.75	$5,272

Exercisable at September 30, 2006	348,475	$4.83	2.92	$4,537

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. This amount changes based upon the fair market value of the Company’s stock.
The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during the nine months ended September 30 2006:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)
Outstanding at January 1, 2006	43,374	$11.01
Granted	18,624	13.36
Vested	(11,349)	10.92
Forfeited, expired or cancelled	(872)	11.77

Outstanding at September 30, 2006	49,777	$11.89	3.12

For the three and nine months ended September 30, 2006 the Company recognized $45 and $120, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of September 30, 2006 there was $502 of total unrecognized compensation costs related to non-vested restricted stock, which is expected to be recognized over a weighted-average period of 3.12 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)
(5) Income Taxes
Income tax expense attributable to income for the three and nine months ended September 30, 2006 and 2005 consisted of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Federal:
Current tax expense	$1,023	$1,683	$4,185	$4,253
Deferred tax expense (benefit)	(20)	(444)	(702)	(838)

Total	$1,003	$1,239	$3,483	$3,415

The Company’s effective tax rate varies from the federal income tax statutory rates of 34.4% in 2006 and 34.3% in 2005. A reconciliation of the differences for the three and nine months ended September 30, 2006 and 2005 is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Income tax expense at federal statutory rates	$1,273	$1,344	$3,874	$3,597
Federal tax credits	(300)	—	(300)	—
Tax-exempt securities	(73)	(73)	(222)	(216)
Other items	103	(32)	131	34

Total	$1,003	$1,239	$3,483	$3,415

The effective tax rate for 2006 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Whidbey Island Bank has been awarded $3.1 million in future Federal tax credits which are available through 2012. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The credit that is available for the year ending December 31, 2006 is $400. The Company believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program in 2006, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2006.
The components of deferred income tax included in other assets in the accompanying consolidated financial statements at September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
Deferred tax assets:
Loan loss allowances	$3,435	$3,022
Deferred compensation	350	310
Other	24	61
Market value adjustment of investment securities available for sale	39	25

Total deferred tax assets	3,848	3,418

Deferred tax liabilities:

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2006 and 2005 (unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2006	2005
Deferred loan fees	1,477	1,799
Premises and equipment	407	505
FHLB stock	150	149
Prepaid expenses	140	111
Other	103	—

Total deferred tax liabilities	2,277	2,564

Deferred tax assets, net	$1,571	$854

There was no valuation allowance for deferred tax assets as of September 30, 2006 or December 31, 2005. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets will be realized in the normal course of business.
(6) Subsequent Event
On October 24, 2006, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 6, 2006, payable on November 21, 2006.
(7) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2006. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2006. As of September 30, 2006 the commitments under these agreements were $2,113.
At September 30, 2006, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,000 at September 30, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; and (5) the ability to realize efficiencies expected from investment in personnel and infrastructure. However, you should be aware that these factors are not an exhaustive list, and you should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, you should note that we do not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
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

Results of Operations Overview
The Company’s net income was flat at $2.6 million or $0.28 per diluted share, in the third quarter of 2006, compared with $2.7 million or $0.28 per diluted share in the third quarter of 2005. Return on average equity decreased to 16.69% in the third quarter of 2006, compared with 19.66% in the corresponding quarter of 2005.
For the first nine months of 2006, net income increased 9% to $7.7 million and diluted earnings per share increased to $0.81, compared with $7.1 million or $0.75 per diluted share for the same period last year. Return on average equity decreased 130 basis points to 16.92% for the first nine months of 2006, compared with 18.22% last year.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:
Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates

	Three Months Ended			Three Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1) (2)	$697,972	$14,199	8.07%	$618,042	$11,410	7.32%
Federal funds sold	4,740	63	5.27%	24,964	217	3.45%
Interest-earning cash	759	20	10.46%	816	7	3.40%
Investments:
Taxable	11,744	97	3.28%	14,180	100	2.80%
Non-taxable (2)	7,271	114	6.22%	6,854	118	6.83%

Interest-earning assets	722,486	14,493	7.96%	664,856	11,852	7.07%
Noninterest-earning assets	52,534			50,494

Total assets	$775,020			$715,350

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and money market	$238,097	$1,258	2.10%	$241,386	$653	1.07%
Savings	55,947	111	0.79%	56,857	112	0.78%
CDs	289,908	3,246	4.44%	229,491	1,835	3.17%

Interest-bearing deposits	583,952	4,615	3.14%	527,734	2,600	1.95%
Federal funds purchased	2,267	31	5.43%
Junior subordinated debentures	15,007	351	9.28%	15,007	278	7.35%
Other borrowed funds	978	14	5.68%	10,043	97	3.83%

Interest-bearing liabilities	602,204	5,011	3.30%	552,784	2,975	2.14%
Noninterest-bearing deposits	103,643			103,346
Other noninterest-bearing liabilities	6,383			5,163

Total liabilities	712,230			661,293
Shareholders’ equity	62,790			54,057

Total liabilities and shareholders’ equity	$775,020			$715,350

Net interest income		$9,482			$8,877

Net interest spread			4.67%			4.93%

Net interest margin			5.22%			5.30%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $57 and $64 for the three months ended September 30, 2006 and 2005, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates

	Nine Months Ended			Nine Months Ended
	September 30, 2006			September 30, 2005
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1) (2)	$669,746	$39,947	7.97%	$604,471	$32,488	7.19%
Federal funds sold	3,509	132	5.03%	9,994	249	3.33%
Interest-earning cash	781	60	10.27%	887	18	2.71%
Investments:
Taxable	12,783	301	3.15%	14,210	291	2.74%
Non-taxable (2)	7,460	353	6.33%	6,942	357	6.88%

Interest-earning assets	694,279	40,793	7.86%	636,504	33,403	7.02%
Noninterest-earning assets	50,079			50,647

Total assets	$744,358			$687,151

Liabilities and Shareholders’ equity
Deposits:
Interest demand and money market	$225,963	$3,007	1.78%	$228,526	$1,741	1.02%
Savings	56,233	330	0.78%	56,298	331	0.79%
CDs	268,156	8,092	4.03%	219,799	4,994	3.04%

Interest-bearing deposits	550,352	11,429	2.78%	504,623	7,066	1.87%

Federal funds purchased	6,198	239	5.16%	7,675	159	2.77%
Junior subordinated debentures	15,007	995	8.86%	15,007	775	6.90%
Other borrowed funds	5,592	183	4.38%	9,781	284	3.88%

Interest-bearing liabilities	577,149	12,846	2.98%	537,086	8,284	2.06%

Noninterest-bearing deposits	100,827			94,233
Other noninterest-bearing liabilities	5,705			3,945

Total liabilities	683,681			635,264
Shareholders’ equity	60,677			51,887

Total liabilities and shareholders’ equity	$744,358			687,151

Net interest income		$27,947			$25,119

Net interest spread			4.88%			4.96%

Net interest margin			5.38%			5.28%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $190 and $185 for the nine months ended September 30, 2006 and 2005, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income of $9.5 million in the third quarter of 2006 was 7% higher than in the corresponding quarter in 2005. There were two principal causes of this growth in the third quarter of 2006: an increase in average earning assets due to strong loan growth in commercial real estate and construction loans; and a higher yield on earnings assets, which increased 89 basis points to 7.96% from 7.07% in the same period in 2005. However, the interest rate spread contracted 26 basis points from the third quarter of 2005 as a result of competitive pressure on loan and deposit pricing during the third quarter of 2006. This pricing pressure caused the average cost of interest-bearing liabilities to increase 116 basis points from the corresponding quarter in 2005. These changes caused the net interest margin to decrease 8 basis points in the third quarter of 2006 to 5.22% from 5.30% in the same period last year. The Company expects moderate net interest margin erosion during the fourth quarter of 2006.
Taxable-equivalent net interest income for the first nine months of 2006 rose 12% to $28.0 million, compared with $25.1 million last year. This increase was primarily due to a higher net interest margin for the first nine months of 2006, which increased 10 basis points to 5.38% over last year. However, the interest rate spread decreased compared to last year by 8 basis points to 4.88% for the first nine months of 2006 as a result of competitive pressure on loan and deposit pricing. This pricing pressure caused the average cost of interest-bearing liabilities to increase 92 basis points as compared to the prior year.
The following table shows how changes in yields or rates and average balances affected net interest income for the third quarters of 2005 and 2006, as well as the first nine months of 2005 and 2006:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006 vs. 2005			2006 vs. 2005
	Increase (decrease) due to (2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:
Loans (1) (3)	$1,476	$1,313	$2,789	$3,508	$3,951	$7,459
Federal funds sold	(176)	22	(154)	(162)	45	(117)
Interest-bearing cash	—	13	13	(2)	44	42
Investments (1)	(10)	3	(7)	(2)	8	6

Total interest earning assets	$1,290	$1,351	$2,641	$3,342	$4,048	$7,390

Liabilities:
Deposits:
Interest demand and money market	$(9)	$614	$605	$(20)	$1,286	$1,266
Savings	(2)	1	(1)	—	(1)	(1)
Time deposits	483	928	1,411	1,099	1,999	3,098
Interest on other borrowed funds	—	31	31	(31)	111	80
Junior subordinated debentures	—	73	73	—	220	220
Other interest-bearing liabilities	(88)	5	(83)	(122)	21	(101)

Total interest-bearing liabilities	$384	$1,652	$2,036	$926	$3,636	$4,562

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Noninterest Income: Noninterest income in the third quarter of 2006 decreased 13% to $1.7 million compared to $2.0 million in the corresponding quarter of 2005. Changes in noninterest income were primarily due to an $139,000 decline in SBA premiums and an $112,000 decline in income from the sale of loans as compared to the corresponding quarter in 2005. Additionally, annuity income, a component of other noninterest income, decreased $90,000 in the third quarter of 2006, as compared to the third quarter of 2005. These decreases were offset by an increase in electronic banking fees, a component of other noninterest income, of $66,000.
Noninterest income of $5.3 million for the first nine months of 2006 declined 4%, compared with $5.5 million in the same period last year. Changes in noninterest income in the first nine months of 2006 were primarily due to increases in service charges and fees of $175,000 and electronic banking fees of $210,000 as compared to the first nine months of 2005. These increases in noninterest income were offset by declines in annuity sales of $343,000, SBA premiums of $227,000 and income from the sale of loans of $165,000 as compared to last year.
Noninterest Expense: Noninterest expense of $6.8 million in the third quarter of 2006 was $419,000 higher than the corresponding quarter of 2005. Salaries and benefits for the third quarter of 2006 increased $459,000 due to an increase in full time equivalent employees (“FTE”). These additions were primarily front office personnel. Consulting and professional fees increased $21,000 in the third quarter of 2006. The efficiency ratio increased to 60.28% for the third quarter of 2006 compared to 58.30% for the corresponding quarter in 2005.
Noninterest expense for the first nine months of 2006 was $19.8 million, a 7% increase over last year. The increase was principally attributed to an increase in salaries and benefits of $1.5 million, linked with the increase in FTEs. The Company’s FTEs increased to 324 at September 30, 2006 from 290 at September 30, 2005. The efficiency ratio improved for the first nine months of 2006 to 59.67% compared to 60.29% in the first nine months of 2005.
Income Taxes: The Company’s consolidated effective tax rates for the third quarters of 2006 and 2005 were 27.5% and 31.6%, respectively. The effective tax rate for the first nine months of 2006 was 31.2%, and 32.6% for the corresponding period in 2005. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s third quarter 2006 tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.
Financial Condition Overview
Total assets were $789.1 million at September 30, 2006, an increase of $63.1 million from December 31, 2005. During the first nine months of 2006 the Company continued to focus on growing the loan and deposit portfolios. Loans at September 30, 2006 grew 13% to $713.6 million compared to December 31, 2005. Deposits at September 30, 2006 were $700.7 million, an increase of 10% from December 31, 2005.
Loans: Total loans outstanding as of September 30, 2006 were $713.6 million, an increase of $83.4 million from December 31, 2005. The total loan portfolio at September 30, 2006 represented 90% of total assets as compared to 87% of total assets at December 31, 2005. The increase reflects continued market demand for real estate related loan products in the Company’s markets. Real estate mortgages and real estate construction represents 37% and 46%, respectively, of the year to date growth in the loan portfolio.

Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community. The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	September 30, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Commercial	$82,192	11.5%	$79,341	12.6%	$2,851

Real estate mortgages:
One-to-four family residential	52,552	7.4%	45,278	7.2%	7,274
Commercial	241,802	33.9%	218,260	34.6%	23,542

Total real estate mortgages	294,354	41.3%	263,538	41.8%	30,816
Real estate construction:
One-to-four family residential	105,547	14.8%	79,016	12.5%	26,531
Multi-family and commercial	46,426	6.5%	34,645	5.5%	11,781

Total real estate construction	151,973	21.3%	113,661	18.0%	38,312
Consumer:
Indirect	100,933	14.2%	90,290	14.3%	10,643
Direct	82,401	11.6%	82,425	13.1%	(24)

Total consumer	183,334	25.9%	172,715	27.6%	10,619

Subtotal	711,853	100.0%	629,255	100.0%	82,598

Less: allowance for loan losses	(9,985)		(8,810)		(1,175)
Deferred loan fees, net	1,785		1,003		782

Total loans, net	$703,653		$621,448		$82,205

Allowance for Loan Losses: The allowance for loan losses at September 30, 2006 was $10.0 million or 1.40% of total loans and 266% of total non-performing loans. This compares with an allowance of $8.8 million or 1.40% of total loans and 408% of total non-performing loans at December 31, 2005.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Balance at beginning of period	$9,606	$8,554	$8,810	$7,903
Charge-offs:
Commercial	(285)	(145)	(751)	(285)
Real estate	—	(1)	(86)	(29)
Consumer:
Direct	(67)	(158)	(261)	(343)
Indirect	(161)	(329)	(562)	(764)

Total charge-offs	$(513)	$(633)	$(1,660)	$(1,421)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005
Recoveries:
Commercial	12	56	313	160
Real estate	3	—	5	131
Consumer:
Direct	37	20	158	72
Indirect	90	46	309	248

Total recoveries	$142	$122	$785	$611

Net charge-offs	(371)	(511)	(875)	(810)
Provision for loan losses	750	550	2,050	1,500

Balance at end of period	$9,985	$8,593	$9,985	$8,593

Indirect net charge-offs to average indirect loans (1)	0.29%	1.20%	0.35%	0.72%
Other net charge-offs to average other loans (1)	0.20%	0.18%	0.15%	0.08%
Net charge-offs to average loans (1)	0.21%	0.33%	0.17%	0.18%

(1)	Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first nine months of 2006 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans, and charge-off and recovery activity.
During the third quarter of 2006, the Company recorded a $750,000 provision for loan losses compared to $550,000 for the third quarter in 2005. Net charge-offs for third quarter of 2006 were $371,000, a $140,000 decrease over the third quarter of 2005. This decrease is the result of an unusually high level of indirect charge-offs in the third quarter of 2005.
During the first nine months of 2006, the Company recorded a $2.1 million provision for loan losses compared to $1.5 million for the corresponding period in 2005. Net charge-offs for the first nine months of 2006 rose 8% to $875,000, compared with $810,000 in the same period last year.
The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	September 30, 2006			December 31, 2005			September 30, 2005
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$786	7.9%	11.5%	$737	8.4%	12.6%	$789	9.2%	13.3%
Real estate mortgage	3,250	32.5%	41.3%	2,844	32.3%	41.8%	2,856	33.2%	41.4%
Real estate construction	1,898	19.0%	21.3%	1,378	15.6%	18.0%	1,358	15.8%	17.2%
Consumer	2,541	25.4%	25.9%	2,308	26.2%	27.6%	2,405	28.0%	28.1%
Unallocated	1,510	15.2%	N/A	1,543	17.5%	N/A	1,185	13.8%	N/A

Total	$9,985	100.0%	100.0%	$8,810	100.0%	100.0%	$8,593	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.

Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets. These assets total $4.1 million and represented 0.53% of loans compared with $2.2 million, or 0.34% at December 31, 2005. The increase in nonperforming assets for the first nine months of 2006 was primarily the result of one relationship, totaling $2.7 million, being placed on nonaccrual status during the third quarter. This one relationship represented 72% of total loans on nonperforming status.

	Nonperforming Assets as of:
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Nonaccrual loans	$3,758	$2,159
Restructured loans	—	—

Total nonperforming loans	3,758	2,159
Other real estate owned	363	—

Total nonperforming assets	$4,121	$2,159

Total impaired loans	$4,121	$2,159

Accruing loans past due ≥ 90 days	—	—
Potential problem loans	—	—
Allowance for loan losses	$9,985	$8,810

Nonperforming loans to loans	0.53%	0.34%
Allowance for loan losses to nonperforming loans	265.70%	408.06%
Allowance for loan losses to nonperforming assets	242.30%	408.06%

Nonperforming assets to total assets	0.52%	0.30%
Deposits: In the first nine months of 2006, the Company made a concerted effort to attract deposits through competitive pricing and delivery of quality service. Total deposits in the first nine months of 2006 increased 10%, or $63.2 million. Time deposits were the largest portion of the deposit growth, a $51.5 million increase for the period. The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	September 30, 2006		December 31, 2005		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2006 vs. 2005
Noninterest-bearing demand	$97,277	13.9%	$105,365	16.5%	$(8,088)
NOW accounts	157,820	22.5%	143,042	22.4%	14,778
Money market	95,531	13.6%	84,537	13.3%	10,994
Savings	53,700	7.7%	59,635	9.4%	(5,935)
Time deposits	296,392	42.3%	244,910	38.4%	51,482

Total deposits	$700,720	100.0%	$637,489	100.0%	$63,231

Other Borrowings: Other borrowings, comprised of FHLB overnight borrowings and other borrowings, totaled $3.0 million as of September 30, 2006, compared with $10.0 million at December 31, 2005. Other borrowings decreased due to the payoff of a $10.0 million one year borrowing with the FHLB.

Capital
Shareholders’ Equity: Total shareholders’ equity increased 11% to $64.4 million at September 30, 2006 from $57.8 million at December 31, 2005. This was principally due to the retention of $6.3 million, or approximately 82% of net income for the first nine months, partially offset by an increase in accumulated other comprehensive loss as a result of unrealized loss in the investment portfolio.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2006 and December 31, 2005:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2006	2005
Total risk-based capital ratio
Company (consolidated)	8%	N/A	11.28%	11.52%
Whidbey Island Bank	8%	10%	11.02%	11.21%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	10.03%	10.28%
Whidbey Island Bank	4%	6%	9.77%	9.96%
Leverage ratio
Company (consolidated)	4%	N/A	10.26%	10.26%
Whidbey Island Bank	4%	5%	10.00%	9.93%
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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.7 million for the first nine months of 2006. Net cash of $85.8 million was used in investing activities consisted principally of $84.7 million in net loan growth. The $55.0 million of cash provided by financing activities consisted principally of $63.2 million in net deposit growth offset by $10.0 million in net repayments of borrowings and $1.4 million in dividends to shareholders.

Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2006 and December 31, 2005, the Company’s commitments under letters of credit and financial guarantees amounted to $2.1 million and $1.6 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Capital Expenditures and Commitments: The Company entered into an option to purchase agreement for a 70,000 square-foot property located in the Smokey Point / Arlington, WA area for the purpose of relocating the Smokey Point branch, which is currently in leased space. Management completed the purchase of the property in October 2006.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2006, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2005. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2005 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
Item 5. Exhibits

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

WASHINGTON BANKING COMPANY

Date: November 8, 2006	By	/s/ Michal D. Cann
Michal D. Cann
President and Chief Executive Officer

Date: November 8, 2006	By	/s/ Richard A. Shields
Richard A. Shields
Executive Vice President and Chief Financial Officer