Form 10-K
period 2006-12-31
WASHINGTON BANKING CO
filed 2007-03-15
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Large accelerated filer ☐         Accelerated filer ☑         Non-Accelerated filer ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.    Yes ☐         No ☑
The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2006 was approximately $151,778,208 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2006 of $17.66.
The number of shares of registrant’s Common Stock outstanding at March 05, 2007 was 9,442,698.
Documents Incorporated by Reference
Portions of the Washington Banking Company definitive Proxy Statement for the 2007 annual meeting of shareholders of are incorporated by reference into Part III of this Form 10-K.

 PART I

i

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
PART I
Item 1. Business
General
Washington Banking Company (the “Company”) was formed on April 30, 1996 and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:
Whidbey Island Bank is a Washington state-chartered bank that conducts a full-service community commercial banking business. The Bank also offers nondeposit managed investment products and services, which are not Federal Deposit Insurance Corporation (“FDIC”) insured. These programs are provided through the investment advisory companies Elliott Cove Capital Management LLC and DFC Services & DFC Insurance Services. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account.
Washington Banking Capital Trust I (“The Trust”) is a wholly-owned subsidiary of the Company. The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt are the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust.

Washington Funding Group (“The Group”) was a wholly-owned subsidiary of the Company. The Company discontinued operations of the Group effective June 30, 2004. The Group was formed in January 2003 for the purpose of expanding the Bank’s wholesale mortgage real estate lending platform. During the second quarter of 2004, the Company elected to concentrate corporate resources toward the Bank’s retail operations and closed the Group’s operations. Although the Group’s income from the sale of loans enhanced the Company’s total revenues during 2003 and 2004, the operation of those offices did not provide a satisfactory financial return in either year.
Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in Federal tax credits related to the New Markets Tax Credit program.
At December 31, 2006, the Company had total assets of $794.5 million, total deposits of $703.8 million and shareholders’ equity of $66.4 million. A more thorough discussion of the Company’s financial performance appears in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at Naval Air Station (“NAS”) Whidbey Island. The jobs generated by NAS Whidbey contribute significantly to the county’s economy. Other primary industries providing employment for county residents are: education; health and social services; retail trade; and manufacturing. Due to its natural beauty, the county attracts tourism and has a number of retirement communities.
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
Washington State’s economy has rebounded from the low employment levels experienced in 2001 – 2003, with recent employment growth being the strongest in years. Home-building related employment was one of the fastest growing industries statewide over the past two years. Even as mortgage rates drift higher, they are still relatively low by historical standards, and Washington State population continues to increase. The large military bases located in the Company’s region continue to have a positive economic impact.
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
Executive Officers of the Company
The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	58	President and Chief Executive Officer	1992
Joseph W. Niemer	55	Executive Vice President and Chief Credit Officer	2005
Richard A. Shields	47	Executive Vice President and Chief Financial Officer	2004
John L. Wagner	63	Executive Vice President and Chief Operating Officer	2004

Michal D. Cann. Mr. Cann, 58, has been the President and Chief Executive Officer of the Company since its inception in 1996, the President and Chief Executive Officer of the Bank since 1993, and a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.
Joseph W. Niemer. Mr. Niemer, 55, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.
Richard A. Shields. Mr. Shields, 47, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at Umpqua Bank that has grown substantially both organically and through multiple acquisitions.
John L. Wagner. Mr. Wagner, 63, is the Executive Vice President and Chief Operating Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.
Employees
The Company had 324 full time equivalent employees at December 31, 2006. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.
The Bank, provides services through twenty bank branches in five counties located in northwestern Washington. In addition to the President, the Bank has an established management team of senior executives who are fully involved and responsible for the day-to-day business of the Bank.
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
In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including nondeposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors
Capital Adequacy. The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2006, the Company and the Bank exceeded the minimum capital standards.
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
Historical performance may not be indicative of future performance and, as noted elsewhere in this report, the Company has included forward-looking statements about its business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections Item 1 – Business and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the other risks or uncertainties contained in this report, the following risks may affect operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, the Company’s business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list; that some risks are unknown or not quantifiable, and other risks that are currently perceived as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.
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
Competition. Competition may adversely affect the Company’s performance. The financial services business is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in originating loans. Competition for loan’s principally through the pricing of interest rates and loan fees, and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce market share or cause the prices charged for services to fall. Results may differ in future periods depending upon the nature or level of competition.
Credit Risk. A source of risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect results of operations.
Item 1B. Unresolved Staff Comments
The Company had no unresolved staff comments from the Securities and Exchange Commission.
Item 2. Properties
The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2006, the Bank conducted business at 20 branch locations, thirteen of which are owned by the Bank, including the main office in Coupeville, WA, and seven are leased under various agreements. The Company owns two additional facilities for administrative purposes.
The Company purchased property in the Smokey Point/ Arlington, WA area with plans to relocate the Smokey Point branch, which is currently leased. Purchase of the property closed during the fourth quarter of 2006. Management anticipates branch construction to begin during the second quarter of 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of securities holders of the Company during the quarter ended December 31, 2006.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s common stock is traded on the Nasdaq Global Select Market System under the symbol “WBCO.”
The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of March 5, 2007, the Company’s common stock was held of record by approximately 335 shareholders, a number which does not include beneficial owners who hold shares in “street name.”
The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq Global Select Market System and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2006 and 2005, as adjusted for stock dividends and splits:

	2006			2005

	High	Low	Dividend	High	Low	Dividend

First quarter	$15.52	$14.21	$0.050	$11.97	$10.65	$0.045
Second quarter	17.97	14.42	0.050	12.12	10.20	0.045
Third quarter	18.39	15.20	0.050	15.79	12.20	0.045
Fourth quarter	18.09	16.13	0.050	14.80	13.60	0.045
The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. For 1997 and prior years, cash dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid cash dividends on a quarterly basis. On October 24, 2002, the Company distributed a 10% stock dividend, and on February 26, 2004, the Company distributed a 15% stock dividend. In addition, the Company declared a 4-for-3 stock split, which was distributed on May 17, 2005 and a 5-for-4 stock split, which was distributed on September 6, 2006. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.
Sales of Unregistered Securities
The Company had no sales of unregistered securities during the fourth quarter of 2006.
Purchases of Equity Securities
The Company had no purchases of its equity securities during the fourth quarter of 2006.

Five-Year Stock Performance Graph
The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2006, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) and (3) Total Return for SNL Securities $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1 billion).
The graph assumes $100.00 was invested on December 31, 2001, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending

Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06

Washington Banking Company	100.00	140.71	196.19	256.30	348.28	405.95
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Bank NASDAQ	100.00	102.85	132.76	152.16	147.52	165.62
SNL Bank $500M-$1B	100.00	127.67	184.09	208.62	217.57	247.44
Source: SNL Financial LC,
Charlottesville, VA (434) 977-1600 © 2006

Item 6.	Selected Financial Data
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

	Years Ended December 31

	2006	2005		2003	2002
			2004

(Dollars in thousands, except per share amounts)
Operating data:
Total interest income	$55,443	$45,790	$38,464	$35,913	$34,785
Total interest expense	18,441	11,566	8,837	8,737	10,657

Net interest income	37,002	34,224	29,627	27,176	24,128
Provision for loan losses	(2,675)	(2,250)	(3,500)	(3,200)	(3,866)

Net interest income after provision	34,327	31,974	26,127	23,976	20,262
Service charges on deposits	3,296	3,150	2,986	2,127	1,801
Other noninterest income	3,696	4,149	3,685	3,732	3,224

Total noninterest income	6,992	7,299	6,671	5,859	5,025
Noninterest expense	27,530	25,225	23,267	21,014	17,231

Income before income taxes	13,789	14,048	9,531	8,821	8,056
Provision for income taxes	4,298	4,580	2,985	2,798	2,719

Loss from discontinued operations, net of tax	—	—	(370)	(56)	—

Net income	$9,491	$9,468	$6,176	$5,967	$5,337

Average number of shares outstanding, basic	9,217,000	9,098,000	9,012,000	8,902,000	8,589,000
Average number of shares outstanding, diluted	9,490,000	9,428,000	9,326,000	9,248,000	9,069,000
Per share data(1):
Net income per share, basic	$1.03	$1.04	$0.69	$0.67	$0.62
Net income per share, diluted	1.00	1.00	0.66	0.65	0.59
Book value	7.07	6.27	5.48	4.97	4.53
Dividends	0.20	0.18	0.18	0.14	0.13
Balance sheet data:
Total assets	$794,545	$725,976	$657,724	$581,741	$535,412
Loans receivable	719,580	630,258	579,980	499,919	430,074
Allowance for loan losses	10,048	8,810	7,903	6,116	5,514
Other real estate owned	363	—	1,222	504	592
Federal funds sold	—	21,095	—	4,795	23,000
Deposits	703,767	637,489	563,001	501,497	462,995
Other borrowed funds	—	10,000	5,000	12,500	15,000
Junior subordinated debentures	15,007	15,007	15,007	—	—
Trust preferred securities	—	—	—	15,000	15,000
Shareholders’ equity	66,393	57,849	49,591	44,360	39,432

(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006, 4-for-3 stock split distributed on May 17, 2005, 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.

(Continued)

	Years Ended December 31

	2006	2005	2004	2003	2002

Selected performance ratios:
Return on average assets	1.25%	1.37%	0.98%	1.06%	1.09%
Return on average equity	15.36%	17.87%	13.37%	14.43%	14.41%
Net interest margin (fully tax-equivalent)	5.29%	5.36%	5.15%	5.22%	5.36%
Net interest spread	4.77%	5.02%	4.89%	4.92%	4.99%
Noninterest expense to average assets	3.64%	3.64%	3.71%	3.73%	3.52%
Efficiency ratio (fully tax-equivalent)	62.07%	60.37%	63.55%	62.96%	58.39%
Dividend payout ratio	19.58%	16.97%	23.24%	21.63%	20.37%
Asset quality ratios:
Nonperforming loans to period-end loans	0.51%	0.34%	0.48%	0.83%	0.75%
Allowance for loan losses to period-end loans	1.40%	1.40%	1.36%	1.22%	1.28%
Allowance for loan losses to nonperforming loans	276.19%	408.06%	281.05%	147.09%	171.14%
Nonperforming assets to total assets	0.50%	0.30%	0.61%	0.80%	0.71%
Net loan charge-offs to average loans outstanding	0.21%	0.22%	0.32%	0.56%	0.64%
Capital ratios:
Total risk-based capital	11.52%	11.52%	11.40%	12.01%	12.80%
Tier 1 risk-based capital	10.27%	10.28%	10.15%	10.85%	11.22%
Leverage ratio	10.24%	10.26%	9.87%	10.17%	9.89%
Average equity to average assets	8.17%	7.65%	7.36%	7.33%	7.57%
Other data:
Number of banking offices	20	19	18	17	17
Number of full time equivalent employees	324	296	289	300	247

(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006, 4-for-3 stock split distributed on May 17, 2005, 15% stock dividend distributed February 26, 2004 and 10% stock dividend distributed October 24, 2002.
Summary of Quarterly Financial Information
See Item 8 – Financial Statements and Supplementary Data, Note 21 – Selected Quarterly Financial Data (Unaudited).
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with Item 8 – Financial Statements and Supplementary Data.
Executive Overview
For the year ended December 31, 2006, the Company reported total assets of $794.5 million, total loans of $719.6 million, total deposits of $703.8 million and shareholders’ equity of $66.4 million. 2006 saw many achievements, some of which were not necessarily reflected in the operating results. Events in 2006 included:

•	Double-digit organic loan and deposit growth. For 2006 loan growth was 14% and deposit growth was 10%.

•	Maintained strong credit quality standards, with net charge-offs of only 0.21% of average loans for 2006. The ratio of nonperforming assets to total assets at December 31, 2006 was 0.50%.

•	Increased cash dividend by 14% to $0.05 per quarter.

•	A 5-for-4 stock split distributed on September 6, 2006.

•	Opened 20th branch; located in Bellingham, Washington.
The Company also dealt with some challenges in the past year including:

•	Diluted earnings per share was flat at $1.00 for the years ended 2006 and 2005. During the fourth quarter of 2006, the Company took steps to address noninterest expense by restructuring backroom operations and reducing the workforce by twenty employees. The Company incurred a one-time restructuring charge of approximately $575,000 during the fourth quarter of 2006.

•	The Company’s net interest margin compressed during 2006 due to increasing deposit costs, the inverted yield curve (where short-term interest rates were higher than longer term rates) and the structure of the Company’s balance sheet. The fully tax-equivalent net interest margin for 2006 was 5.29%, down 7 basis points from 2005. The Company expects continued net interest margin compression during 2007.
Summary of Critical Accounting Policies
Significant accounting policies are described in Item 8 – Financial Statements and Supplementary Data, Note 1 – Summary of Significant Accounting Policies. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.
Allowance for Loan Losses: The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on a regular basis and is based on management’s evaluation of numerous factors. These factors include the quality of the current loan portfolio; the trend in the loan portfolio’s risk ratings; current economic conditions; loan growth rates; past-due and nonperforming trends; historical charge-offs and recovery experience; and other pertinent information.
Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation.
Results of Operations Overview
Net income for the year 2006 was $9.5 million, compared with $9.5 million in 2005, and $6.2 million in 2004. Diluted earnings per share for the years ended 2006, 2005 and 2004 were $1.00, $1.00 and $0.66, respectively. Return on average equity decreased to 15.36% in 2006, compared with 17.87% in 2005. Return on average equity in 2004 was 13.37%.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Net Interest Income Analysis as of:
	Years Ended December 31

	2006			2005			2004

	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)(2)	$682,939	$54,707	8.01%	$608,998	$44,707	7.34%	$547,462	$37,509	6.85%
Federal funds sold	2,686	135	5.03%	12,365	440	3.56%	8,103	111	1.37%
Interest-bearing cash	844	86	10.19%	897	28	3.12%	699	9	1.29%
Investments:
Taxable	12,618	414	3.28%	14,158	399	2.82%	14,473	434	3.00%
Non-taxable(2)	7,306	459	6.28%	6,810	477	7.00%	10,798	715	6.62%

Interest-earning assets	706,393	55,801	7.90%	643,228	46,051	7.16%	581,535	38,778	6.67%
Noninterest-earning assets	50,384			49,832			45,819

Total assets	$756,777			$693,060			$627,354

Liabilities and Shareholders’ Equity
Deposits:
Interest-bearing demand and money market	$231,316	$4,521	1.95%	$227,588	$2,485	1.09%	$212,519	$1,610	0.76%
Saving deposits	55,139	432	0.78%	57,131	448	0.78%	48,270	381	0.79%
Time deposits	276,211	11,604	4.20%	224,002	7,024	3.14%	208,991	5,632	2.69%
Interest-bearing deposits	562,666	16,557	2.94%	508,721	9,957	1.96%	469,780	7,623	1.62%
Fed funds purchased	6,850	362	5.28%	5,740	159	2.77%	3,106	46	1.48%
Junior subordinated debentures	15,007	1,337	8.91%	15,007	1,071	7.14%	15,007	782	5.21%
Other interest-bearing liabilities	4,183	185	4.37%	9,846	379	3.85%	8,919	386	4.33%
Interest-bearing liabilities	588,706	18,441	3.13%	539,314	11,566	2.14%	496,812	8,837	1.78%
Noninterest-bearing deposits	100,267			96,511			81,146
Other noninterest-bearing liabilities	6,004			4,250			3,193
Total liabilities	694,977			640,075			581,151
Shareholders’ equity	61,800			52,985			46,203

Total liabilities and shareholders’ equity	$756,777			$693,060			$627,354

Net interest income(2)		$37,362			$34,485			$29,941

Net interest spread			4.77%			5.02%			4.89%

Net interest margin(2)			5.29%			5.36%			5.15%

(1)	Of this amount, loan fees accounted for $2,001, $1,003, and $1,342, for the years ended December 31, 2006, 2005 and 2004, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 34.4%, 34.3% and 34%, for the years ended December 31, 2006, 2005 and 2004, respectively. These adjustments were $358, $259, and $316, for the years ended December 31, 2006, 2005 and 2004, respectively.
Net interest income on a taxable-equivalent basis totaled $37.4 million at December 31, 2006 compared with $34.5 million in 2005. Changes in net interest income during the year were principally caused by an increase in average earning assets due to strong loan growth and higher yields on earning assets. The yields on interest earning assets increased 74 basis points to 7.90% at December 31, 2006. However, the interest rate spread contracted 25 basis points in 2006 to end the year at 4.77%. This contraction in the spread was due to competitive pressure on loan and deposit pricing during 2006. This pricing pressure caused the average cost of interest-bearing liabilities to increase 99 basis points during 2006, which was exacerbated by the change in deposit mix towards higher cost time deposit and money market products. The Company expects continued net interest margin compression during 2007, although not to the same degree as seen in the second half of 2006.
In 2005, net interest income on a tax equivalent basis increased 15% to $34.5 million at December 31, 2005. Changes in net interest income was principally due to an increase in average earning assets due to strong loan growth and higher yields on earning assets. Loans, the largest component of earning assets, increased an average of $61.5 million, compared with 2004. The yield on earning assets increased 49 basis points in 2005 to end the year at 7.16%. This increase was due to repricing of variable rate loans, as well as higher rates on new loan originations in 2005 compared with 2004. Average interest-bearing liabilities increased $42.5 million in 2005 compared with 2004. The cost of interest-bearing liabilities increased 36 basis points during 2005 to end the year at 2.14%. The increase was primarily the result of an increase in the cost of time deposits and to a lesser extent interest-bearing demand and money market accounts. The cost of interest-bearing deposits generally increased during 2005 as a result of increases in short term interest rates. These changes caused the interest rate spread to widen 0.13% to 5.02% in 2005 and the net interest margin widened 0.21 % to 5.36%. The net interest margin widened by more than the spread due to an increase of $15.4 million in average noninterest-bearing sources of funds.
The following table details the effects of the interest changes over the last two years:

	Interest Rate & Volume Analysis
	2006 compared to 2005			2005 compared to 2004

	Increase (decrease) due to(2)			Increase (decrease) due to(2)

	Volume	Rate	Total	Volume	Rate	Total
(Dollars in thousands)
Loans(1)(3)	$5,711	$4,289	$10,000	$4,400	$2,798	$7,198
Federal funds sold	(645)	340	(305)	81	248	329
Interest-earning cash	(2)	60	58	3	16	19
Securities(1)	14	(17)	(3)	(185)	(88)	(273)

Total interest income	$5,078	$4,672	$9,750	$4,299	$2,974	$7,273

Interest-bearing demand deposits	$41	$1,995	$2,036	$121	$754	$875
Savings deposits	(16)	—	(16)	69	(2)	67
Time deposits	1,863	2,717	4,580	425	966	1,391
Fed funds purchased	36	167	203	56	57	113
Junior subordinated debentures	—	266	266	—	289	289
Trust preferred securities	—	—	—	—	—	—
Other borrowings	(257)	61	(196)	144	(150)	(6)

Total interest expense	$1,667	$5,206	$6,873	$815	$1,914	$2,729

(1)	Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 34.4%, 34.3% and 34.0%, for the years ended December 31, 2006, 2005 and 2004, respectively.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In 2006, the provision for loan losses increased 19% to $2.7 million, compared with $2.3 million in 2005. Changes in the provision were due to slightly higher net charge-offs of $1.4 million in 2006, compared with $1.3 million in 2005 and continued loan portfolio growth as compared to 2005. During 2006, the allowance for loan losses as a percent of total loans remained the same at 1.40% as compared to 2005.
In 2005, the provision for loan losses declined 36% to $2.3 million, compared with $3.5 million in 2004. Changes in the provision were due lower net charge-offs of $1.3 million in 2005, compared with $1.7 million in 2004 and overall improved credit quality of the loan portfolio. During 2005, the allowance for loan losses as a percent of total loans increased to 1.40%, compared with 1.36% in 2004.
Noninterest Income: Noninterest income remains a key focus of the Company. Since 2004, the Company has focused on diversifying the noninterest income mix. In 2004, 63% of noninterest income consisted of income from sale of loans and service charges, while in 2005, 54% of noninterest income was derived from these products. In 2006, 57% of noninterest income came from income from sale of loans and service charges. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products consisting primarily of annuity sales, and investment service fees, and income from the Company’s Bank Owned Life Insurance (“BOLI”) product.
In 2006, noninterest income declined 4% to $7.0 million, compared with $7.3 million in 2005. Changes in noninterest income were primarily due to increases in service charges and fees of $146,000 and electronic banking fees of $288,000 as compared to 2005. These increases in noninterest income were offset by a decline in annuity sales commissions of $388,000, Small Business Administration (“SBA”) loan sale premiums of $418,000 and income from the sale of mortgage loans of $64,000 as compared to 2005.
In 2005, noninterest income increased 9% to $7.3 million as compared to $6.7 million in 2004. Changes in noninterest income were primarily attributed to increases in annuity sales of $580,000 (the first year this product was offered), service charges and fees of $164,000, SBA loan sale premiums of $198,000 and electronic banking fees of $152,000 as compared to 2004. The Company’s BOLI product was purchased in July 2004. In 2005, the Bank realized a full year of income from this product, which represented an additional $124,000 of noninterest income as compared to 2004. These increases were offset by a decline in income from the sale of mortgage loans of $410,000.
Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. As a result of consolidating back office operations and improving operating efficiencies, the Company continued to successfully manage noninterest expense in 2006 and 2005. Due to this focused effort, noninterest expense grew by only $2.3 million, $2.0 million and $2.3 million in 2006, 2005 and 2004, respectively.
The Company’s efficiency ratio increased to 62.07% in 2006 as compared to 60.37% in 2005 and 63.55% in 2004. As detailed in the table below, the 2006 efficiency ratio was directly impacted by a one time restructuring charge of $575,000 and increases in salaries and benefits.

	Years Ended December 31
				Change	Change
	2006	2005	2004	2006 vs. 2005	2005 vs. 2004

(Dollars in thousands)
Salaries and benefits	$19,757	$18,004	$16,585	$1,753	$1,419
Less: loan origination costs	(2,950)	(2,918)	(2,841)	(32)	(77)

Net salaries and benefits (as reported)	16,807	15,086	13,744	1,721	1,342
Occupancy expense	3,596	3,373	3,278	223	95
Office supplies and printing	640	659	644	(19)	15
Restructuring Charge	575	—	—	575	—
Data processing	479	493	490	(14)	3
Consulting and professional fees	769	829	793	(60)	36
Other	4,664	4,785	4,318	(121)	467

Total noninterest expense	$27,530	$25,225	$23,267	$2,305	$1,958

The increase in salaries and benefits expense in 2006 was primarily a result of the following items:

•	The Company recorded $133,000 of pre-tax stock option expense in 2006 under SFAS No. 123R, “Share-Based Payment”, compared to no stock option expense in 2005. Additionally, the Company issued restricted stock awards in 2005 and 2006 which attributed an additional $183,000 of expense in 2006. See Item 8 – Financial Statements and Supplementary Data, Note 12 – Stock Incentive Plans.

•	Salaries increased by $1.5 million or 10% compared to 2005. The increase was attributable to general wage increases and commissions paid on sales of nondeposit investment products. The Company’s number of full time equivalent employees increased to 324 from 296 at December 31, 2006 and 2005, respectively. However, in December 2006, the Company eliminated twenty positions within the Bank; this reduction in workforce was primarily in back office operations. The Company recorded a one-time restructuring charge of $575,000 consisting primarily of severance packages and early vesting of stock awards.

•	Employee benefits paid by the Company increased $139,000 or 9% as compared to 2005. This increase was due primarily to increased costs of health insurance.
The increase in salaries and benefits expense in 2005 was a result of:

•	Employee benefits paid by the Company increased $296,000 or 15% as compared to 2004. This increase was due primarily to increased costs of health insurance. Additionally, the Company issued restricted stock awards in March 2005 with related costs of approximately $97,000. See Item 8 – Financial Statements and Supplementary Data, Note 12 – Stock Incentive Plans.

•	Salaries increased by $692,000 or 5% compared to 2004. The increase was attributable to general wage increases and commissions paid on sales of nondeposit investment products. The Company’s number of full time equivalent employees remained relatively flat with 296 and 289 at December 31, 2005 and 2004, respectively.

•	Bonuses for 2005 increased by $473,000. The increase in bonus expense was consistent with the performance of the Company and the achievement of goals set by senior management for 2005.
The changes in other categories of noninterest expenses in 2006 and 2005 were related to the following areas:

•	Occupancy expense was $3.6 million in 2006 compared to $3.4 million and $3.3 million in 2005 and 2004, respectively. The increase in occupancy expense was primarily due to the addition of new locations.

•	In 2006, the Company incurred $125,000 of consulting and audit fees related to regulations of Section 404 of the Sarbanes Oxley Act of 2002 (“SOX”) compared to $212,000 in related SOX expense for 2005 and minimal expense in 2004. This change was due to the Company’s required implementation of SOX Section 404 in 2005 and related consulting and audit expenses in ensuring the Company’s compliance.

•	The Company had related expenses on several foreclosed properties totaling $43,000, $253,000, and $54,000 in 2006, 2005 and 2004, respectively. These properties were subsequently sold. For further details concerning foreclosed properties, see the Credit Risks and Asset Quality section found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Washington State business and occupation tax (“B&O”) paid in 2005 increased $177,000 compared with the previous year. This increase was consistent with the Company’s increase in gross income for 2005.
Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, decreased to 31.17%, in 2006 compared to an effective tax rate of 31.60% and 31.32% for 2005 and 2004, respectively. The effective tax rate is lower than the federal statutory rate of 35.00% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s 2006 tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank will be awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8 – Financial Statements and Supplementary Data, Note 9 – Income Taxes.
Financial Condition Overview
In 2006, the Company continued to focus on growing its loan portfolio and deposit funding base. Loans at December 31, 2006 grew 14% to $719.6 million compared to $630.3 million at December 31, 2005. Deposits at December 31, 2006 grew 10% to $703.7 million compared to $637.5 million at December 31, 2005. Shareholders’ equity increased $8.5 million to $66.4 million, with a book value of $7.07 per share at December 31, 2006. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.
Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio mitigates interest rate risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds and a source of liquidity.
In 2006, total investment securities decreased $2.3 million compared to 2005. The decrease was a result of the maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand. During 2005, the Company’s investment portfolio was relatively unchanged from 2004. In 2005, securities maturing or sold were reinvested in equivalent securities. The Company’s investment portfolio mix, based upon amortized cost, is outlined in the table below:

	Investment Portfolio as of:
	Years Ended December 31

	2006	2005	2004

(Dollars in thousands)
U.S. government agency securities	$9,872	$10,361	$10,842
Pass-through securities	101	127	220
Corporate obligations	—	987	987
Preferred stock	—	—	504
State & political subdivisions	6,817	7,602	7,111

Total(1)	$16,790	$19,077	$19,304

(1)	No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.
The average life of the Company’s investment portfolio in 2006 increased to 3.9 years from 3.2 years in 2005. The following table further details the Company’s investment portfolio, based upon market value at December 31, 2006. Additional information about the investment portfolio is provided in Item 8 - Financial Statements and Supplementary Data, Note 3-Investment Securities.

	Investment Portfolio Maturities and Average Yield
	December 31, 2006

	Within			Over
	1 Year	1-5 Years	5-10 Years	10 Years	Total
(Dollars in thousands)
U.S. government agency securities
Balance	$2,984	$6,888	$—	$—	$9,872
Weighted average yield	3.90%	4.79%	—	—	4.44%
Pass-through securities
Balance	—	101	—	—	101
Weighted average yield	—	5.37%	—	—	5.37%
State and political subdivisions
Balance	1,826	2,469	2,522	—	6,817
Weighted average yield	4.44%	4.10%	3.87%	—	4.07%

Total balance	$4,810	$9,458	$2,522	$—	$16,790

Weighted average yield	4.10%	4.60%	3.87%	—	3.84%
Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. In 2006, loans increased 14% or $89.3 million, compared to 2005. In 2006, commercial real estate and construction segments were the primary source of growth, adding an additional $59.6 million in loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community. The following table further details the loan portfolio:

	Loan Portfolio Composition as of:
	December 31

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	Total	Balance	Total	Balance	Total

Commercial	$82,990	11.6%	$79,341	12.6%	$80,927	14.0%	$87,371	17.5%	$91,816	21.4%
Real estate mortgages:
One-to-four family residential	54,509	7.6%	45,278	7.2%	46,242	8.0%	35,209	7.1%	40,177	9.3%
Commercial	249,109	34.7%	218,260	34.7%	173,280	29.9%	133,539	26.7%	94,404	22.0%

Total real estate mortgages	303,618	42.3%	263,538	41.9%	219,522	37.9%	168,748	33.8%	134,581	31.3%
Real estate construction	142,436	19.8%	113,661	18.1%	105,940	18.3%	70,974	14.2%	40,112	9.4%
Consumer	188,535	26.3%	172,715	27.4%	172,249	29.8%	171,734	34.5%	162,141	37.9%

Subtotal	717,579	100.0%	629,255	100.0%	578,638	100.0%	498,827	100.0%	428,650	100.0%

Less: allowance for loan losses	(10,048)		(8,810)		(7,903)		(6,116)		(5,514)
Deferred loan fees, net	2,001		1,003		1,342		1,092		1,424

Loans, net	$709,532		$621,448		$572,077		$493,803		$424,560

The Company’s loan portfolio is comprised of the following loan types:

•	Commercial Loans: Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

+	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

+	Commercial Real Estate Loans: Commercial real estate loans are secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space. Loans secured by commercial real estate may involve a greater degree of risk than one-to-four family residential loans. Payments on such loans are often dependent on successful business management operations.

•	Real Estate Construction Loans: Real estate construction loans consist of three types: 1) commercial real estate, 2) one-to-four family residential construction, and 3) speculative construction.

+	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

+	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homebuyer is the borrower.

+	Speculative Construction: Speculative construction provides financing to builders for the construction of pre-sold homes and speculative residential construction. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions.

•	Consumer Loans: The Company’s consumer loan portfolio consists of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans.

+	Direct Consumer Loans: Direct consumer loans consist of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans originated directly by the Bank’s loan officers.

+	Indirect Consumer Loans: The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. The Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.
The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company currently sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2006, the Company sold total guaranteed portions of SBA loans in the amount of $5.4 million, compared with $8.0 million in 2005. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.
Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

	Maturity and Sensitivity of Loans
	to Changes in Interest Rates
	Maturing

	Within 1 Year	1-5 Years	After 5 Years	Total
(Dollars in thousands)
Commercial	$31,018	$26,424	$25,548	$82,990
Real estate construction:
One-to-four family residential	60,041	33,016	3,050	96,107
Commercial	35,296	7,172	3,861	46,329

Total real estate construction	95,337	40,188	6,911	142,436

Total	$126,355	$66,612	$32,459	$225,426

Fixed-rate loans	$30,265	$29,120	$6,483	$65,868
Variable-rate loans	96,090	37,492	25,976	159,558

Total	$126,355	$66,612	$32,459	$225,426

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

	Nonperforming Assets as of:
	Years Ended December 31

	2006	2005	2004	2003	2002
(Dollars in thousands)
Nonaccrual loans	$3,638	$2,159	$2,812	$4,158	$3,222
Restructured loans	—	—	—	—	—

Total nonperforming loans	3,638	2,159	2,812	4,158	3,222
Other real estate owned	363	—	1,222	504	592

Total nonperforming assets	$4,001	$2,159	$4,034	$4,662	$3,814

Impaired loans	$4,001	$2,159	$3,417	$6,721	$3,222
Accruing loans past due> 90 days	30	—	—	—	—
Potential problem loans	—	—	356	314	—
Allowance for loan losses	10,048	8,810	7,903	6,116	5,514
Interest foregone on nonaccrual loans	265	185	204	224	220
Nonperforming loans to loans	0.51%	0.34%	0.48%	0.83%	0.75%
Allowance for loan losses to loans	1.40%	1.40%	1.36%	1.22%	1.28%
Allowance for loan losses to nonperforming loans	276.19%	408.06%	281.05%	147.09%	171.14%
Allowance for loan losses to nonperforming assets	251.13%	408.06%	195.91%	131.19%	144.57%
Nonperforming assets to total assets	0.50%	0.30%	0.61%	0.80%	0.71%
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

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

	Allocation of Allowance for Loan Losses as of:
	Years Ended December 31

	2006		2005		2004		2003		2002

		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$782	11.5%	$737	12.6%	$772	14.0%	$799	17.5%	$842	21.4%
Real estate mortgage	3,303	41.3%	2,844	41.8%	2,352	37.9%	1,762	33.8%	1,297	31.3%
Real estate construction	1,781	21.3%	1,378	18.0%	1,399	18.2%	912	14.2%	450	9.3%
Consumer	2,593	25.9%	2,308	27.6%	2,449	29.9%	2,415	34.5%	2,209	38.0%
Unallocated	1,589	N/A	1,543	N/A	931	N/A	228	N/A	716	N/A

Total	$10,048	100.0%	$8,810	100.0%	$7,903	100.0%	$6,116	100.0%	$5,514	100.0%

(1)	Represents the total of outstanding loans in each category as a percent of total loans outstanding.
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
Asset Quality: The Company’s asset quality has improved over the past two years. Additionally, increased recoveries of prior charged-off amounts have helped decrease net charge-offs to average loans by 43 basis points since 2002. The following table sets forth historical information regarding the Company’s net charge-offs and average loans for the past five years:

	Net Loan Charge-Offs as of:
	Years Ended December 31

	2006	2005	2004	2003	2002
(Dollars in thousands)
Indirect net charge-offs	$(332)	$(837)	$(926)	$(1,055)	$(749)
Other net charge-offs	(1,105)	(506)	(787)	(1,543)	(1,911)

Total net charge-offs	$(1,437)	$(1,343)	$(1,713)	$(2,598)	$(2,660)

Average indirect loans	$98,889	$95,126	$103,278	$100,684	$86,181
Average other loans	581,890	508,201	436,678	359,560	326,608

Total average loans	$680,779	$603,327	$539,956	$460,244	$412,789

Indirect net charge-offs to average indirect loans	0.34%	0.88%	0.90%	1.05%	0.87%
Other net charge-offs to average other loans	0.25%	0.10%	0.18%	0.43%	0.59%
Net charge-offs to average loans	0.21%	0.22%	0.32%	0.56%	0.64%

The following table sets forth historical information regarding changes in the Company’s allowance for loan losses:

	Summary of Loan Loss Experience as of:
	Years Ended December 31

	2006	2005	2004	2003	2002
(Dollars in thousands)
Balance at beginning of period	$8,810	$7,903	$6,116	$5,514	$4,308
Charge-offs:
Commercial	(1,239)	(524)	(467)	(1,293)	(1,689)
Real estate	(86)	(98)	(206)	(177)	(67)
Consumer and other	(1,062)	(1,594)	(1,668)	(1,725)	(1,286)

Total charge-offs	2,387	(2,216)	(2,341)	(3,195)	(3,042)

Recoveries:
Commercial	345	227	184	208	103
Real estate	12	143	79	—	—
Consumer and other:	593	503	365	389	279

Total recoveries	950	873	628	597	382

Net charge-offs	(1,437)	(1,343)	(1,713)	(2,598)	(2,660)
Provision for loan losses	2,675	2,250	3,500	3,200	3,866

Balance at end of period	$10,048	$8,810	$7,903	$6,116	$5,514

Deposits and Borrowings
Deposits: In 2006, the Company continued its efforts to expand its deposit base through competitive pricing and delivery of quality service. The Company’s efforts were successful with a 10% increase in total deposits over 2005. The Company was particularly successful in growing money market deposits by attracting an additional $17.3 million in 2006. As outlined in the following table, the Company increased average deposit balances during 2006. Additional information regarding deposits is provided in Item 8 – Financial Statements and Supplementary Data, Note 6 – Deposits.

	Average Deposit Balances as of:
	Years Ended December 31

	2006		2005		2004

	Average	Average	Average	Average	Average	Average
	balance	rate	balance	rate	balance	rate
(Dollars in thousands)
Interest-bearing demand and money market deposits	$231,316	1.95%	$227,588	1.09%	$212,519	0.76%
Savings deposits	55,139	.78%	57,131	0.78%	48,270	0.79%
Time deposits	276,211	4.20%	224,002	3.14%	208,991	2.72%

Total interest-bearing deposits	562,666	2.94%	508,721	1.96%	469,780	1.63%
Demand and other noninterest-bearing deposits	100,267		96,511		81,146

Total average deposits	$662,933		$605,232		$550,926

Time deposits were approximately 43% of the total deposit base as of December 31, 2006. In 2006, average time deposits increased 23% or $52.2 million, compared to 2005, due to a shift in consumer demand toward time deposits and more aggressive pricing of time deposits by the Company to support strong loan growth.
Although a significant amount of time deposits will mature and reprice in the next twelve months, the Company expects to retain the majority of such balances. In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and expanded with increases in rates paid which might, however, increase the cost of funds more than anticipated.

The following table sets forth the amounts and maturities of time deposits at December 31, 2006:

	Maturities of Time Deposits
	Less than	3 to 6	6 to 12	Over 12
	3 months	months	months	months	Total
(Dollars in thousands)
Time deposits of $100,000 or more	$35,827	$41,930	$55,293	$18,676	$151,726
All other time deposits	24,196	60,630	42,052	24,326	151,204

Total time deposits	$60,023	$102,560	$97,345	$43,002	$302,930

Borrowings: Total borrowings outstanding decreased to $18.1 million at December 31, 2006 compared to $25.0 million in 2005. The change in borrowings is attributable to the repayment of $10.0 million in short term borrowings from the Federal Home Loan Bank (the “FHLB”). The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.
FHLB Borrowings: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At December 31, 2006 the Company had an outstanding $3.1 million in overnight borrowings, with a remaining unused line of credit of $125 million. Additional information regarding FHLB borrowings is provided in Item 8 – Financial Statements and Supplementary Data, Note 7 – FHLB Advances and Stock.
Junior Subordinated Debentures: The Company had $15.0 million of junior subordinated debentures outstanding at December 31, 2006. The entire amount of debentures outstanding have interest rates which adjust on a quarterly basis based on the London Interbank Offered Rate (“LIBOR”) plus 3.65%. Increases in short term interest rates during 2006 resulted in increased interest expense for the debentures. The debentures have a 30-year maturity, but are callable at the Company’s option without penalty after June 27, 2007. As of December 31, 2006, the entire amount of debentures outstanding qualified as Tier 1 capital for regulatory capital purposes. Additional information regarding junior subordinated debentures is provided in Item 8 – Financial Statements and Supplementary Data, Note 8 – Trust Preferred Securities and Junior Subordinated Debentures.

Capital
Shareholders’ Equity: Shareholders’ equity increased $8.6 million to $66.4 million at December 31, 2006 from $57.8 million at December 31, 2005. The increase in shareholders’ equity was due to the retention of approximately $7.6 million, or 80%, of net income for the year and proceeds from the exercise of stock options of $594,000. The Company paid approximately $1.9 million in cash dividends during 2006. The following table represents the cash dividends declared and dividend payout ratio for the past three years:

	Cash Dividends & Payout Ratios
	Years Ended December 31

	2006	2005	2004

Dividend declared per share	$0.20	$0.18	$0.18
Dividend payout ratio	19.58%	17.46%	26.51%
Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item I – Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. In 2006, the Company declared a 5-for-4 stock split payable on September 6, 2006. Additionally, net restricted stock awards valued at $276,000, with vesting periods ranging from one to five years, were granted in 2006. For further information on shareholders’ equity, see Item 8 – Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

Regulatory Capital Requirements: The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8 – Financial Statements and Supplementary Data, Note 13- Regulatory Capital Matters.

Liquidity and Cash Flow
Whidbey Island Bank: The principal objective of the Bank’s liquidity management program is to maintain the ability to meet day-to-day cash flow requirements of its customers who either wish to withdraw funds or to draw upon credit facilities to meet their cash needs. The Bank monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and the repayment and maturities of loans, the Bank can utilize established lines of credit with correspondent banks, sale of investment securities or borrowings from the FHLB.
Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $15.0 million of outstanding junior subordinated debentures, which totaled approximately $1.3 million in 2006. Further information on the Company’s cashflows can be found in Item 8 – Financial Statements and Supplementary Data, Note 15 – Washington Banking Company Information.
Consolidated Cashflows: The consolidated cashflows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8 – Financial Statements and Supplementary Data. Net cash provided by operating activities was $12.9 million during 2006. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities used $93.4 million in 2006. The net use of cash was principally for loan growth of $91.2 million. Financing activities provided $58.1 million, primarily through net deposit growth of $66.3 million. This was offset by the payoff of short term borrowings of $10.0 million and cash dividends to shareholders of $1.9 million.

Capital Resources
Off-Balance Sheet Commitments: Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2006. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees. The following table summarizes the Company’s commitments to extend credit:
Commitments to Extend Credit

December 31, 2006
(Dollars in thousands)
Loan commitments
Fixed rate	$45,536
Variable rate	140,229
Standby letters of credit	2,014

Total commitments	$187,779

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2006:

	Future Contractual Obligations

		Within			Over
	Total	1 year	1-3 years	3-5 years	5 years
(Dollars in thousands)
Debt	$—	$—	$—	$—	$—
Operating leases	1,628	362	372	150	744
Junior subordinated debentures	15,007	—	—	—	15,007

Total	$16,635	$362	$372	$150	$15,751

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Market Risk
Interest Rate Risk: The Company is exposed to interest rate risk. Interest rate risk is the risk that financial performance will decline over time due to changes in prevailing interest rates and resulting yields on interest-earning assets and costs of interest-bearing liabilities. Generally, there are three sources of interest rate risk as described below:

•	Re-pricing Risk: Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

•	Basis Risk: Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

•	Option Risk: In banking, option risks are known as borrower options to prepay loans and depositor options to make deposits, withdrawals, and early redemptions. Option risk arises whenever bank products give customers the right, but not the obligation, to alter the quantity of the timing of cash flows.
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

	Interest Rate Simulation Impact on Net Interest Income
	2006		2005

	Change in net interest	Percentage	Change in net interest	Percentage
Scenario	income from scenario	change	income from scenario	change

Up 100 basis points	$175,000	0.5%	$601,000	1.6%
Down 100 basis points	$(219,000)	(0.6%)	$(715,000)	(1.9%)
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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2006. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	Estimated Maturity and Repricing at December 31, 2006
	0–3 months		4–12 months		1–5 years	Over 5 years	Total
(Dollars in thousands)
Interest-earning assets:
Interest-earning deposits	$761		$—		$—	$—	$761
Investment securities	997		3,813		9,357	2,623	16,790
Investment in subsidiary	—		—		—	201	201
FHLB stock	1,984		—		—	—	1,984
Loans held for sale	2,458		—		—	—	2,458
Loans	242,726		66,156		298,364	110,334	717,580

Total interest-earning assets	$248,926		$69,969		$307,721	$113,157	$739,773
Percent of interest-earning assets	33.65%		9.46%		41.59%	15.30%	100.00%
Interest-bearing liabilities:
Interest-bearing demand deposits	$152,087		$—		$—	$—	$152,087
Money market deposits	101,856		—		—	—	101,856
Savings deposits	50,036		—		—	—	50,036
Time deposits	66,889		200,676		35,365	—	302,930
FHLB overnight borrowings	3,075		—		—	—	3,075
Junior subordinated debentures	15,007		—		—	—	15,007
Other borrowed funds	—		—		—	—	—

Total interest-bearing liabilities	$388,951		$200,676		$35,365	$—	$624,992
Percent of interest-bearing liabilities	62.23%		32.11%		5.66%	0.00%	100.00%
Interest sensitivity gap	$(140,025)		$(130,707)		$272,356	$113,157	$114,781
Interest sensitivity gap, as a percentage of total assets	(17.62%	)	(16.45%	)	34.28%	14.24%
Cumulative interest sensitivity gap	$(140,025)		$(270,732)		$1,624	$114,781
Cumulative interest sensitivity gap, as a percentage of total assets	(17.62%	)	(34.07%	)	0.20%	14.45%

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2006, the Company’s internal control over financial reporting was effective based on those criteria.
The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders
Washington Banking Company
We have audited the accompanying consolidated statement of financial condition of Washington Banking Company and subsidiaries (Company) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. We also have audited management’s assessment included in the accompanying Management’s Report on Internal Control over Financial Reporting that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM- (CONTINUED)
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and cash flows for each of the three years ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, management’s assessment that Washington Banking Company maintained effective internal control over financial reporting as of December 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
Bellingham, Washington
March 12, 2007

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2006 and 2005
(Dollars in thousands, except per share data)

	2006	2005

Assets
Cash and due from banks	$18,984	$19,949
($3,703 and $3,313, respectively, are restricted)
Interest-bearing deposits	761	983
Federal funds sold	—	21,095

Total cash, restricted cash, and cash equivalents	19,745	42,027
Investment securities available for sale	16,790	19,077

Total investment securities	16,790	19,077
Federal Home Loan Bank stock	1,984	1,984
Loans held for sale	2,458	2,829
Loans receivable	719,580	630,258
Allowance for loan losses	(10,048)	(8,810)

Total loans, net	709,532	621,448
Premises and equipment, net	23,372	20,514
Bank owned life insurance	10,930	10,558
Other assets	9,734	7,539

Total assets	$794,545	$725,976

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$96,858	$105,365
Interest-bearing	303,979	287,214
Time deposits	302,930	244,910

Total deposits	703,767	637,489
Other borrowed funds	3,075	10,000
Junior subordinated debentures	15,007	15,007
Other liabilities	6,303	5,631

Total liabilities	728,152	668,127
Commitments and contingencies (See Notes 16, 17 and 19)
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,388,600 and 9,227,763 shares in 2006 and 2005, respectively	33,016	32,106
Retained earnings	33,422	25,789
Accumulated other comprehensive income (loss), net	(45)	(46)

Total shareholders’ equity	66,393	57,849

Total liabilities and shareholders’ equity	$794,545	$725,976

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands, except per share data)

	2006	2005	2004

Interest income:
Interest and fees on loans	$54,498	$44,615	$37,428
Interest on taxable investment securities	414	357	345
Interest on tax-exempt investment securities	310	310	482
Other	221	508	209

Total interest income	55,443	45,790	38,464
Interest expense:
Interest on time deposits	11,604	7,024	5,632
Interest on savings and money market deposits	2,919	1,995	1,369
Interest on NOW deposits	2,034	938	623
Interest on other borrowings	547	538	431
Interest on junior subordinated debentures	1,337	1,071	782
Interest on trust preferred securities	—	—	—

Total interest expense	18,441	11,566	8,837

Net interest income	37,002	34,224	29,627
Provision for loan losses	2,675	2,250	3,500

Net interest income after provision for loan losses	34,327	31,974	26,127
Noninterest income:
Service charges and fees	3,296	3,150	2,986
Income from the sale of loans	709	773	1,183
(Loss) Gain on sale of securities	—	(50)	144
Electronic banking income	1,052	764	612
SBA premium income	339	757	559
Other	1,596	1,905	1,187

Total noninterest income	6,992	7,299	6,671

Noninterest expense:
Salaries and benefits	16,807	15,086	13,744
Occupancy and equipment	3,596	3,373	3,278
Office supplies and printing	640	659	644
Data processing	479	493	490
Consulting and professional fees	769	829	793
Other	5,239	4,785	4,318

Total noninterest expense	27,530	25,225	23,267

Income before income taxes and discontinued operations	13,789	14,048	9,531
Provision for income taxes	4,298	4,580	2,985

Income from continuing operations	9,491	9,468	6,546
Loss from discontinued operations, net of tax, of ($238)	—	—	(370)

Net income	$9,491	$9,468	$6,176

Earnings (loss) per common share, basic
Continuing operations	$1.03	$1.04	$0.73
Discontinued operations	—	—	(0.04)

Net income per share	$1.03	$1.04	$0.69

Earnings (loss) per common share, diluted
Continuing operations	$1.00	$1.00	$0.70
Discontinued operations	—	—	(0.04)

Net income per share	$1.00	$1.00	$0.66

Average number of shares outstanding, basic	9,217,000	9,098,000	9,012,000
Average number of shares outstanding, diluted	9,490,000	9,428,000	9,326,000
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2006, 2005 and 2004
(Dollars and shares in thousands, except per share data)

					Accumulated
	Common stock				other	Total
			Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income	equity

Balance at December 31, 2003(1)	8,930	$31,125	$13,273	$—	$(38)	$44,360
Net income	—	—	6,176		—	6,176
Net change in unrealized gain on securities available for sale	—	—	—		282	282
Less: adjustment for gains included in net income, net of tax of $47	—	—	—		(97)	(97)
Tax benefit associated with stock options	—	160	—		—	160
Cash dividend, $0.22 per share	—	—	(1,521)		—	(1,521)
Stock option compensation	—	23	—		—	23
Stock options exercised	119	208	—		—	208

Balance at December 31, 2004	9,049	$31,516	$17,928	$—	$147	$49,591
Net income	—	—	9,468		—	9,468
Net change in unrealized (loss) on securities available for sale	—	—	—		(226)	(226)
Plus adjustment for gains included in net income, net of tax of $17	—	—	—		33	33
Tax benefit associated with stock options	—	113	—		—	113
Cash dividend, $0.22 per share	—	—	(1,607)		—	(1,607)
Stock option compensation	—	23	—		—	23
Issuance of restricted stock	44	483	—	(483)	—	—
Amortization of restricted stock	—	—	—	97	—	97
Stock options exercised	135	357	—		—	357

Balance at December 31, 2005	9,228	$32,492	$25,789	$(386)	$(46)	$57,849
Net income	—	—	9,491		—	9,491
Net change in unrealized (loss) on securities available for sale	—	—	—		1	1
Cash dividend, $0.20 per share	—	—	(1,858)		—	(1,858)
Stock option compensation	—	133	—		—	133
Issuance of restricted stock	18	276	—	(276)	—	—
Amortization of restricted stock	—	—	—	183	—	183
Stock options exercised	143	594	—		—	594

Balance at December 31, 2006	9,389	$33,495	$33,422	$(479)	$(45)	$66,393

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004
Comprehensive Income:
Net income	$9,491	$9,468	$6,176
Increase in unrealized gain on securities available for sale, net of tax, of $(1) ($85) and ($106), for years ended 2006, 2005 and 2004, respectively	1	(226)	282
Less: adjustment for gains (losses) included in net income, net of tax, of $(17) and $47, for years ended 2005 and 2004, respectively	—	33	(97)

Comprehensive income	$9,492	$9,275	$6,361

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2006, 2005 and 2004
(Dollars in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income from continuing operations	$9,491	$9,468	$6,546
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	—	(8)	(64)
Deferred income tax expense (benefit)	(684)	1,440	(630)
Amortization of investment premiums, net	11	2	44
Net (increase) decrease in subsidiary investment	46	81	(288)
Earnings on bank owned life insurance	(372)	(341)	(217)
Provision for loan losses	2,675	2,250	3,500
Net decrease (increase) in loans held for sale	371	5,482	(60)
Depreciation and amortization of premises and equipment	1,629	1,605	1,682
Net (gain) loss on sale of securities	—	50	(144)
Net (gain) loss on sale of premises and equipment	(17)	(103)	152
Net loss on sale of other real estate	(6)	(20)	(136)
Write downs on other real estate	10	254	34
(Increase) decrease in other assets	(1,194)	(2,666)	880
Stock option compensation	133	23	23
Tax benefit associated with stock options	—	113	160
Amortization of restricted stock	183	97	—
Increase (decrease) in other liabilities	674	2,506	(311)
Cash flows from continuing operating activities	12,950	20,233	11,171
Loss from discontinued operations, net of tax	—	—	(370)

Cash flows from operations	12,950	20,233	10,801

Cash flows from investing activities:
Purchases of investment securities available for sale	(3,675)	(6,110)	(1,500)
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	5,951	5,503	6,479
Sale of investment securities available for sale	—	504	5,799
Maturities/calls of investment securities held to maturity	—	—	475
Purchase of bank owned life insurance	—	—	(10,000)
Sale of Federal Home Loan Bank stock	—	—	368
Net increase in loans	(91,191)	(51,681)	(83,051)
Purchases of premises and equipment	(4,470)	(2,112)	(3,069)
Proceeds from sale of other real estate owned and premises and equipment	65	1,519	1,335

Cash flows from investing activities	(93,320)	(52,377)	(83,164)

Cash flows from financing activities:
Net increase in deposits	66,277	74,488	61,504
Increase (decrease) in other borrowed funds	(10,000)	5,000	(7,500)
Increase (decrease) in overnight borrowings	3,075	(22,000)	17,000
Dividends paid on common stock	(1,858)	(1,607)	(1,521)
Proceeds from stock options exercised	594	357	208

Cash flows from financing activities	58,088	56,238	69,691

Net change in cash and cash equivalents	(22,282)	24,094	(2,672)
Cash and cash equivalents at beginning of period	42,027	17,933	20,605

Cash and cash equivalents at end of period	$19,745	$42,027	$17,933

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$432	$53	$1,333
Loans made on bank-owned property sold	—	—	272
Cash paid for interest	17,574	11,221	8,759
Cash paid for income taxes	5,210	4,170	2,992
Transfer of investments from held to maturity to available for sale	—	—	14,267
Deconsolidation of trust preferred securities	—	—	15,000
See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company”) was formed on April 30, 1996 and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:

•	Washington Banking Capital Trust I (the “Trust”) is a wholly-owned subsidiary of the Company. The Trust, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. In 2003, the Trust subsidiary was consolidated. In 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”), the Company deconsolidated the Trust. See Note (8) – Trust Preferred Securities and Junior Subordinated Debentures for further details.

•	Washington Funding Group (“the Group”) was a wholly-owned subsidiary of the Company. The Group was formed in January 2003 for the purpose of wholesale mortgage real estate lending. The loans were originated and sold in the name of the Bank. During the second quarter of 2004, the Company decided to concentrate corporate resources toward the Bank’s retail operations and close the Group’s operations effective June 30, 2004.

•	Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note (9) – Income Taxes for further details.
(b) Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses to be particularly sensitive estimates that may be subject to revision in the near term.
(c) Segments: Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, the Company has evaluated the requirements of this standard and had identified two reportable segments: Whidbey Island Bank and the discontinued operations of Washington Funding Group, Inc., both wholly-owned subsidiaries of Washington Banking Company. Due to the discontinuation of the Group in the second quarter of 2004, the Company currently has only one segment, Whidbey Island Bank, and is not required to disclose segment reporting by this standard.
(d) Recent Financial Accounting Pronouncements: In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, Shared Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. Statement No. 123R supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. SFAS No. 123R requires that the costs resulting from all stock-based compensation be measured at fair value and recognized in the Company’s financial statements. Application of the Statement is effective for reporting periods after December 15, 2005. The Company has adopted SFAS No. 123R effective January 1, 2006. For further details on the impact to the Company’s financial statements please refer to Note (12) – Stock-Based Compensation.

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
In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amended FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement permits an entity to reclassify certain available-for-sale securities to trading securities, regardless of the restriction in paragraph 15 of Statement No. 115, provided that those available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value. This Statement is effective at the date an entity adopts the requirements of this Statement. The adoption of SFAS No. 156 had no material impact on the Company’s financial statements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. The Company does not expect that the adoption of FIN 48 to have a material impact on its financial statements.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement will be effective for financial statements issued by the Company for the year ended December 31, 2008. The Company is currently evaluating the impact of this statement on the Company.
In September 2006, the FASB issued SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (an amendment of FASB Statements No. 87, 88, 106, and 132R). This Statement requires an employer to recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status, measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions), and recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. These changes will be reported in comprehensive income and as a separate component of shareholders’ equity. This Statement is effective during the fourth quarter of fiscal year 2006. The Company does not offer any defined benefit retirement plans and therefore believes this new accounting standard had no impact on its financial statements.
(e) Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.
(f) Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2006, the Bank’s minimum required investment was approximately $681. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(g) Investment Securities: Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method.
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
(h) Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.
(i) Loans Receivable, Net: Loans receivable, net, are stated at the unpaid principal balance, net of: premiums, unearned discounts, net deferred loan origination fees and costs, and the allowance for loan losses.
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
(j) Allowance for Loan Losses: The allowance for loan losses is based upon the Company’s estimates. The Company determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic and market conditions. The Company determines the amount of the allowance for loan losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan losses is increased by expensing to the provisions for loan losses. Losses are charged to the allowance and recoveries are credited to the allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(k) Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used to compute depreciation and amortization include buildings and building improvements, 15 to 40 years; land improvements, 15 to 25 years; furniture, fixtures and equipment, 3 to 7 years; and leasehold improvements, lesser of useful life or life of the lease.
(l) Bank Owned Life Insurance: During the second quarter of 2004, the Bank made a $10,000 investment in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.
(m) Other Real Estate Owned: Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.
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
(n) Federal Income Taxes: The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.
(o) Stock-Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. At January 1, 2006, the Company began recognizing compensation expense for stock-based compensation with the adoption of SFAS No. 123R, Share Based Payments. For further details on the impact to the Company’s financial statements please refer to Note (12) – Stock-Based Compensation.
(p) Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2006 financial statement presentation.

(2)	Restrictions on Cash Balance
The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2006 and 2005 was $3,703 and $3,313, respectively, and was met by holding cash with the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(3)	Investment Securities
The amortized costs and market values of investment securities at December 31, 2006 and 2005 were as summarized:

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	Cost	gains	12 Months	12 Months	Value
December 31, 2006:

Investments available for sale:
U.S. government agency securities	$9,941	$2	$—	$(71)	$9,872
Pass-through securities	101	—	—	—	101
Corporate obligations	—	—	—	—	—
State and political subdivisions	6,819	27	(8)	(21)	6,817

Total investment securities available for sale	$16,861	$29	$(8)	$(92)	$16,790

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	Cost	gains	12 Months	12 Months	Value
December 31, 2005:

Investments available for sale:
U.S. government agency securities	$10,494	$—	$(43)	$(90)	$10,361
Pass-through securities	126	1	—	—	127
Corporate obligations	999	—	(12)	—	987
State and political subdivisions	7,529	81	—	(8)	7,602

Total investment securities available for sale	$19,148	$82	$(55)	$(98)	$19,077

Certain investment securities shown in the preceding table currently have fair values less than amortized cost and therefore contain unrealized losses. As of December 31, 2006 and 2005, the Company had 22 and 12 investment securities that were in an unrealized loss position. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.
In 2005, the Company sold $504 available for sale securities. The gross realized loss was ($50).
The amortized cost and market value of investment securities by contractual maturity at December 31, 2006 are as follows:

	Dates of Maturities

	Under	1-5	5-10	Over
	1 year	years	years	10 years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$3,004	$6,937	$—	$—	$9,941
Market value	2,984	6,888	—	—	9,872
Pass-through securities:
Amortized cost	—	101	—	—	101
Market value	—	101	—	—	101
State and political subdivisions:
Amortized cost	1,816	2,466	2,537	—	6,819
Market value	1,826	2,469	2,522	—	6,817

Total amortized cost	4,820	9,503	2,537	—	16,861
Total market value	$4,810	$9,458	$2,522	$—	$16,790

At December 31, 2006 and 2005, investment securities with recorded values of $6,397 and $5,910, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4)	Loans and Allowance for Loan Losses
The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, was as follows:

	December 31

	2006	2005

Commercial loans	$82,990	$79,341
Real estate mortgages	303,618	263,538
Real estate construction loans	142,436	113,661
Consumer loans	188,535	172,715

Subtotal	717,579	629,255
Less:
Allowance for loan losses	(10,048)	(8,810)
Deferred loan fees, net	2,001	1,003

Net loans	$709,532	$621,448

The following is an analysis of the changes in the allowance for loan losses:

	December 31

	2006	2005	2004

Beginning balance	$8,810	$7,903	$6,116
Provision for loan losses	2,675	2,250	3,500
Recoveries	950	873	628
Charge-offs	(2,387)	(2,216)	(2,341)

Ending balance	$10,048	$8,810	$7,903

The Company had impaired loans which consisted of nonaccrual and accrual loans. As of December 31, 2006, the Company had no commitments to extend additional credit on these impaired loans. Impaired loans and their related reserve for loan losses were as follows:

	December 31

	2006	2005	2004

Impaired loans
Nonaccrual loans	$3,638	$2,159	$2,812
Accrual loans	30	—	605

Total impaired loans	$3,668	$2,159	$3,417

Reserve for impaired loans
Nonaccrual loans	$551	$239	$477
Accrual loans	30	—	394

Total reserve for loan losses	$581	$239	$871

The average balance on impaired loans was as follows:

	December 31

	2006	2005	2004

Average balance impaired loans
Nonaccrual loans	$2,518	$2,521	$3,902
Accrual loans	14	—	135

Ending balance	$2,532	$2,521	$4,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table details the interest income which would have been recognized if the loans had accrued interest, in accordance with their original terms, and the interest actually recognized.

	December 31

	2006	2005	2004

Interest income not recognized on impaired loans	$265	$185	$204
Interest income recognized on impaired loans	$189	$38	$42
(5) Premises and Equipment
Premises and equipment consisted of the following:

	December 31

	2006	2005

Land and buildings	$20,432	$17,513
Furniture and equipment	9,242	8,547
Land improvements	2,212	2,101
Computer software	2,110	1,743
Construction in progress	650	257

Subtotal	34,646	30,161
Less: accumulated depreciation	(11,274)	(9,647)

Total	$23,372	$20,514

(6) Deposits
Deposits are summarized as follows:

	December 31

	2006	2005

Time deposits	$302,930	$244,910
Savings	50,036	59,635
Money market	101,856	84,537
Negotiable orders of withdrawal (“NOWs”)	152,087	143,042
Noninterest-bearing demand	96,858	105,365

Total	$703,767	$637,489

Time deposits mature as follows:

	December 31, 2006

	Less than
	1 Year	1-2 Years	2-3 Years	3-4 Years	4-5 Years	Over 5 Years	Total

Time deposits of $100,000 or more	$133,051	$13,320	$4,025	$1,330	$—	$—	$151,726
All other Time deposits	126,879	14,750	8,671	790	114	—	151,204

Total	$259,930	$28,070	$12,696	$2,120	$114	$—	$302,930

(7)	FHLB Advances and Stock
The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
During 2005, the FHLB suspended payment of dividends. The Company evaluated this suspension and has determined that the suspension of dividends is temporary and that the stock is not considered impaired as of December 31, 2006.
A credit line has been established by the FHLB for Whidbey Island Bank. At December 31, 2006, the line of credit available to the Bank was $124,785. The Bank may borrow from the FHLB in amounts up to 15% of its total assets. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2006, collateral consisted entirely of eligible real estate loans in the amount of $189,920. At December 31, 2006 the Bank had $2,000 of overnight borrowings and $1,075 of Federal Funds purchased outstanding. The Bank had no overnight borrowings outstanding as of December 31, 2005. The Bank’s FHLB advances mature as follows:

	December 31, 2006		December 31, 2005

		Weighted		Weighted
		average interest		average interest
Date of maturity	Amount	rate	Amount	rate

2006	—	—	10,000	3.76%

Total	$—		$10,000

	December 31

	2006	2005

Average balance	$6,780	$5,586
Maximum amount outstanding at any month end	18,000	30,000

(8)	Trust Preferred Securities and Junior Subordinated Debentures
Washington Banking Capital Trust I, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by Washington Banking Company. The rate adjusts quarterly based on Three-Month LIBOR plus 3.65%. On December 31, 2006 the rate was 9.02%. These securities, within certain limitations, are considered Tier I capital for the purposes of regulatory capital requirements.
The junior subordinated debentures are the sole assets of the Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Trust are owned by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements.
Pursuant to FIN 46R, the Company deconsolidated the trust beginning first quarter of 2004 and began to report the junior subordinated debentures within the liabilities section of the statement of financial condition. Prior to deconsolidation, the Trust and the related trust preferred securities were included within borrowings as a separate line item in the Company’s statement of financial condition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(9) Income Taxes
Income tax expense (benefit) consisted of the following:

	December 31

	2006	2005	2004

Federal:
Current tax expense	$4,982	$3,140	$3,615
Deferred tax expense (benefit)	(684)	1,440	(630)
State current tax expense	—	—	—

Total	$4,298	$4,580	$2,985

The following table presents major components of the net deferred federal income tax asset resulting from differences between financial reporting and tax basis:

	December 31

	2006	2005

Deferred tax assets:
Allowance for loan loss	$3,517	$3,022
Deferred compensation	404	310
Other	20	61
Market value adjustment of investment securities available for sale	25	25

Total deferred tax assets	3,966	3,418
Deferred tax liabilities:
Deferred loan fees	1,552	1,799
Premises and equipment	433	505
FHLB stock dividend	152	149
Investment in partnership	140	—
Prepaid expenses	111	111
Other	23	—

Total deferred tax liabilities	2,411	2,564

Deferred tax assets, net	$1,555	$854

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31

	2006		2005		2004

Income tax expense at federal statutory rate	$4,744	34.4%	$4,857	34.3%	$3,241	34%
Federal tax credits	(400)	(2.9%)	—	—	—	—
Interest income on tax-exempt securities	(305)	(2.2%)	(285)	(1.7%)	(297)	(3%)
Other liabilities	259	1.9%	8	—	41	—

Total	$4,298	31.2%	$4,580	32.6%	$2,985	31%

There was no valuation allowance for deferred tax assets as of December 31, 2006 or 2005. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10)	Earnings Per Share
The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2006

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,491	9,217,000	$1.03
Effect of dilutive securities: stock options	—	273,000	(0.03)

Diluted EPS	$9,491	9,490,000	$1.00

	Year Ended December 31, 2005

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,468	9,098,000	$1.04
Effect of dilutive securities: stock options	—	330,000	(.04)

Diluted EPS	$9,468	9,428,000	$1.00

	Year Ended December 31, 2004

	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$6,176	9,012,000	$0.69
Effect of dilutive securities: stock options	—	314,000	(0.03)

Diluted EPS	$6,176	9,326,000	$0.66

On September 6, 2006, the Company issued a 5-for-4 stock split to shareholders of record as of August 21, 2006. On May 17, 2005, the Board of Directors issued a 4-for-3 stock split to shareholders of record as of May 2, 2005. On February 26, 2004, the Board of Directors issued a 15% stock dividend to shareholders of record as of February 10, 2004. All periods presented have been restated to reflect the stock splits and dividend.

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
The Company’s contributions for the years ended December 31, 2006, 2005 and 2004 under the employee matching feature of the plan were $228, $215 and $196, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 5% of the compensation deferred. There were no contributions under the profit sharing portion of the plan for the years presented.
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
(12) Stock-Based Compensation
The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholder’s approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plan.
The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted unit, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2006, the Company had 778,809 shares available for grant.
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
Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
stock on the grant date, no stock-option employee compensation cost was recognized in the Company’s net income. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock-option awards, as if the fair-value-based method defined in SFAS 123 had been applied. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the 2005 and 2004:

	Years Ended December 31

	2005	2004

Basic earnings per share:
As reported
Income from continuing operations	$1.04	$0.73
Loss from discontinued operations	—	(0.04)

Net income	$1.04	$0.69

Pro forma
Income from continuing operations	$1.04	$0.73
Loss from discontinued operations	—	(0.04)

Net income	$1.04	$0.69

Diluted earnings per share:
As reported
Income from continuing operations	$1.00	$0.70
Loss from discontinued operations	—	(0.04)

Net income	$1.00	$0.66

Pro forma
Income from continuing operations	$1.00	$0.70
Loss from discontinued operations	—	(0.04)

Net income	$1.00	$0.66

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average grant date fair value of options granted during 2006 was $6.10 per share. There were no stock options issued during 2005 or 2004. The following assumptions were used in arriving at the fair value of options granted in 2006:

2006

Risk-free interest rate	4.32% to 4.95%
Dividend yield rate	1.20% to 1.40%
Price volatility	38.13%
Expected life of options	7 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The following table summarizes information about stock options outstanding at December 31, 2006:

	Outstanding			Exercisable

		Weighted			Weighted
		average			average
		exercise	Average		exercise	Average
Exercise Price Range	Shares	price	life(1)	Shares	price	life(1)

$4.39 to 5.00	180,437	$4.45	3.05	159,065	$4.44	3.05
5.01 to 8.50	117,255	6.05	4.35	86,999	6.05	4.35
8.51 to 12.00	—	—	—	—	—	—
12.01 to 15.50	30,653	14.59	9.29	—	—	—
15.51 to 17.35	2,800	17.35	9.88	—	—	—

	331,145	$6.06	4.15	246,064	$4.98	3.12

(1)	Average contractual life remaining in years.
The following table summarizes information on stock option activity during 2006:

		Weighted
		average		Aggregate
		exercise	Average	intrinsic
	Shares	price	life(1)	value

Outstanding at January 1, 2006	441,624	$4.79
Granted	33,900	14.82
Exercised	(142,822)	4.17		$1,709
Forfeited, expired or cancelled	(1,557)	8.58

Outstanding at December 31, 2006	331,145	$6.06	4.15	$3,534

Exercisable at December 31, 2006	246,064	$4.98	3.12	$2,907

(1)	Average contractual life remaining in years.
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2006 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2006. This amount changes based upon the fair market value of the Company’s stock.
The total intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $1,709, $1,398 and $948, respectively.
For the year ended December 31, 2006 the Company recognized $110, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2006 there was approximately $212 of total unrecognized compensation cost related to nonvested options.
(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during 2006:

		Weighted	Weighted average
		average	remaining
		grant price per	contractual
	Shares	share	terms (in years)

Outstanding at January 1, 2006	43,707	$11.03
Granted	19,374	14.98
Vested	(12,159)	11.02
Forfeited, expired or cancelled	(1,105)	12.34

Outstanding at December 31, 2006	49,817	$12.53	2.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
The total intrinsic value of restricted stock vested for the years ended December 31, 2006 was $204. No restricted stock vested for the years ended December 31, 2005 and 2004.
For years ended December 31, 2006 and 2005 the Company recognized $183 and $96 respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2006 there was $479 of total unrecognized compensation costs related to non-vested restricted stock.
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
Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2006, the Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”
The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2006 and 2005 periods:

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$91,331	11.52%	$63,453	8.00%	$	N/A
Whidbey Island Bank	88,522	11.19%	63,299	8.00%		79,123	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	81,416	10.27%	31,727	4.00%		N/A
Whidbey Island Bank	78,630	9.94%	31,649	4.00%		47,474	6.00%
Tier 1 capital (to average assets)
Consolidated	81,416	10.24%	31,796	4.00%		N/A
Whidbey Island Bank	78,630	9.92%	31,711	4.00%		39,637	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

					To be well-capitalized
			For capital		under prompt corrective
	Actual		adequacy purposes		action provisions

				Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2005:
Total risk-based capital (to risk-weighted assets)
Consolidated	$81,689	11.52%	$56,722	8.00%	$	N/A
Whidbey Island Bank	79,277	11.21%	56,591	8.00%		70,739	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	72,879	10.28%	28,361	4.00%		N/A
Whidbey Island Bank	70,467	9.96%	28,296	4.00%		42,444	6.00%
Tier 1 capital (to average assets)
Consolidated	72,879	10.26%	28,423	4.00%		N/A
Whidbey Island Bank	70,467	9.93%	28,375	4.00%		35,469	5.00%
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
The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31

	2006		2005

	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$18,984	$18,984	$19,949	$19,949
Interest-earning deposits	761	761	983	983
Federal funds sold	—	—	21,095	21,095
FHLB stock	1,984	1,984	1,984	1,984
Investment securities:
Available for sale	16,790	16,790	19,077	19,077
Loans held for sale	2,458	2,458	2,829	2,829
Loans	719,580	713,543	630,258	623,698
Financial liabilities:
Deposits	703,767	702,971	637,489	636,676
FHLB overnight borrowings	3,075	3,075	—	—
Junior subordinated debentures	15,007	17,827	15,007	15,007
Other borrowed funds	—	—	10,000	10,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(15)	Washington Banking Company Information
The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31

	2006	2005
Condensed Balance Sheets
Assets:
Cash and cash equivalents	$1,124	$895
Other assets	1,468	1,277
Investment in subsidiaries	78,808	70,684

Total assets	$81,400	$72,856

Liabilities:
Junior subordinated debentures	$15,007	$15,007
Shareholders’ equity:
Common stock	33,016	32,106
Retained earnings	33,422	25,789
Accumulated other comprehensive income, net	(45)	(46)

Total shareholders’ equity	66,393	57,849

Total liabilities and shareholders’ equity	$81,400	$72,856

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31

	2006	2005	2004
Condensed Statements of Income
Interest income:
Interest-earning deposits	$26	$18	$5
Common securities	41	33	24

Total interest income	67	51	29
Interest expense:
Junior subordinated debentures	1,337	1,071	782

Net interest income (loss)	(1,270)	(1,020)	(753)
Noninterest expense	482	600	503

Loss before income tax benefit and undistributed earnings of subsidiaries	(1,752)	(1,620)	(1,256)
Income tax benefit	603	556	479

Loss before undistributed earnings of subsidiaries	(1,149)	(1,064)	(777)
Undistributed earnings of subsidiaries	7,790	8,182	4,173
Dividend income from the Bank	2,850	2,350	3,150
Loss from discontinued operations	—	—	(370)

Net income	$9,491	$9,468	$6,176

	Years Ended December 31

	2006	2005	2004
Condensed Statements of Cash Flows
Operating activities:
Net income from continuing operations	$9,491	$9,468	$6,546
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(7,790)	(8,182)	(4,173)
Stock option compensation	23	24	23
Other assets	(191)	(801)	375

Cash flows provided by operating activities	1,533	509	2,771

Investing activities:
Investment in subsidiaries	(41)	(293)	(247)
Financing activities:
Dividends paid to shareholders	(1,858)	(1,607)	(1,521)
Proceeds from exercise of stock options and stock issuances	594	357	208

Cash flows used in financing activities	(1,264)	(1,250)	(1,313)

Net increase (decrease) in cash and cash equivalents	228	(488)	1,211
Cash and cash equivalents at beginning of year	895	1,343	132

Cash and cash equivalents at end of year	$1,123	$895	$1,343

(16)	Commitments
(a) Leasing Arrangements: The Company is obligated under a number of noncancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.
At December 31, 2006 the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

	2007	2008	2009	2010	2011	Thereafter	Total

Minimum Payments	$362	$228	$144	$72	$78	$744	$1,628
Rent expense applicable to operating leases for the years ended December 31, 2006, 2005 and 2004 was $408, $345, and $336, respectively.
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
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2006.
The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2006 and 2005.
Commitments to extend credit were as follows:

December 31, 2006

Loan commitments
Fixed rate	$45,536
Variable rate	140,229
Standby letters of credit	2,014

Total commitments	187,779

(17) Mortgage Loan Commitments and Loans Held for Sale
The Company was exposed to market risk on outstanding mortgage loan commitments and unsold residential mortgage loans held-for-sale during the first six months of 2004. As part of its risk management processes, the Company executed a program to limit portions of this risk through the use of derivative financial instruments, principally forward sales of mortgage-backed securities, and mandatory delivery contracts. The Company held open forward contracts to deliver Fannie Mae and Ginnie Mae mortgage-backed securities at a future date which, in conjunction with uncommitted mortgage loans held-for-sale, eliminated a portion of the market risk for a specified price. Pursuant to the requirements of SFAS No. 133, the estimated value of these derivative contracts were recognized in the accompanying financial statements at their estimated fair value. The Company did not use hedge accounting for this program because the estimated benefits from applying hedge accounting were not significant. Since the discontinuation of the Group in the second quarter of 2004, the Company has not used derivitive financial instruments as a hedge against market risk on outstanding mortgage loan commitments nor unsold residential mortgage loans held-for-sale.
(18) Related Party Transactions
As of December 31, 2006 and 2005, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $3,314 and $6,141, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. During the year ended December 31, 2006, total principal additions were $14,141 and total principal payments were $15,023.
Deposits from related parties held by the Bank at December 31, 2006 and 2005 totaled $7,080 and $5,635, respectively.

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
(20) Subsequent Events
On January 25, 2007, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of February 12, 2007, payable on February 27, 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)
(21) Selected Quarterly Financial Data (Unaudited)
Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2006

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$12,649	$13,518	$14,435	$14,840
Interest expense	3,554	4,283	5,010	5,594

Net interest income	9,095	9,235	9,425	9,246
Provision for loan losses	500	800	750	625

Net interest income after provision for loan losses	8,595	8,435	8,675	8,621
Noninterest income	1,883	1,680	1,725	1,704
Noninterest expense	6,683	6,393	6,755	7,698

Income before provision for income taxes	3,796	3,722	3,645	2,627

Provision for income taxes	1,244	1,236	1,003	816

Net income	$2,552	$2,486	$2,642	$1,811

Basic earnings per share	$0.28	$0.27	$0.29	$0.20
Diluted earnings per share	$0.27	$0.26	$0.28	$0.19
Cash dividends declared per share	$0.05	$0.05	$0.05	$0.05

	Year Ended December 31, 2005

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$10,293	$11,137	$11,788	$12,572
Interest expense	2,513	2,796	2,975	3,282

Net interest income	7,780	8,341	8,813	9,290
Provision for loan losses	425	525	550	750

Net interest income after provision for loan losses	7,355	7,816	8,263	8,540
Noninterest income	1,651	1,892	1,991	1,765
Noninterest expense	5,987	6,159	6,336	6,743

Income before provision for income taxes	3,019	3,549	3,918	3,562

Provision for income taxes	976	1,200	1,239	1,165

Net income	$2,043	$2,349	$2,679	$2,397

Basic earnings per share	$0.22	$0.26	$0.30	$0.26
Diluted earnings per share	$0.21	$0.25	$0.28	$0.26
Cash dividends declared per share	$0.045	$0.045	$0.045	$0.045

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.	Controls and Procedures
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
Management’s Report on Internal Control Over Financial Reporting
See “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8 – Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.
Item 9B. Other Information
None
PART III

Item 10.	Directors and Executive Officers of the Registrant
Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement dated March 23, 2007 (the “Proxy Statement”) for the annual meeting of shareholders to be held April 27, 2007.
The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.
The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” of the Proxy Statement.

Item 11.	Executive Compensation
For information concerning executive compensation see “Executive Compensation” of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation which is contained in the Proxy Statement is not incorporated by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions
For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” of the Proxy Statement, which is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” of the Proxy Statement, which is incorporated herein by reference.
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
(3) Exhibits: The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this annual report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of March, 2007.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 15th of March, 2007.

Principal Executive Officer:

By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Principal Financial and
Accounting Officer:

By	/s/ Richard A. Shields

Richard A. Shields
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 15, 2007, as attorney-in-fact for the following directors who constitute a majority of the board of directors.
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Edward J. Wallgren

By /s/ Michal D. Cann

Michal D. Cann
Attorney-in-fact
March 15, 2007

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description
3.1	Articles of Amendment to Articles of Incorporation of the Company(1)
3.2	Amended and Restated Articles of Incorporation of the Company(1)

3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(6)

3.4	Bylaws of the Company(1)

4.1	Form of Common Stock Certificate(1)

4.2	Stock Repurchase Plan(3)

4.3	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	1992 Employee Stock Option Plan(1)

10.2	1993 Director Stock Option Plan(1)

10.3	1998 Stock Option and Restricted Stock Award Plan(2)

10.4	Form of Severance Agreement(1)

10.5	Executive Employment Agreement between the Company and Mr. Cann(4)

10.8	2005 Stock Incentive Plan(5)

21	Subsidiaries of the Registrant

23	Consent of Moss Adams LLP

24	Power of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.

(4)	Incorporated by reference to Forms 8-K dated May 12, 2005 and September 30, 2005, previously filed by the Company.

(5)	Incorporated by reference to Form S-8 dated November 10, 2005, previously filed by the Company.

(6)	Incorporated by reference to Form 8-K dated July 14, 2005, and Form 8-K dated August 24, 2006, previously filed by the Company.