Form 10-Q
period 2007-03-31
WASHINGTON BANKING CO
filed 2007-05-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)
[X]          Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
[   ]          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
     Large accelerated filer [   ]                       Accelerated filer [X]                            Non-Accelerated filer [   ]
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [   ]  No [X]
The number of shares of the issuer’s Common Stock outstanding at April 30, 2007 was 9,489,103.

 i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	March 31,	December 31,
Assets	2007	2006

Cash and due from banks	$21,516	$18,984
($3,365 and $3,703, respectively, are restricted)
Interest-bearing deposits	783	761
Federal funds sold	4,640	—

Total cash, restricted cash, and cash equivalents	26,939	19,745

Investment securities available for sale	16,748	16,790

Federal Home Loan Bank stock	1,984	1,984

Loans held for sale	4,717	2,458

Loans receivable	731,895	719,580
Allowance for loan losses	(10,212)	(10,048)

Total loans, net	721,683	709,532
Premises and equipment, net	23,235	23,372
Bank owned life insurance	11,017	10,930
Other assets	9,566	9,734

Total assets	$815,889	$794,545

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$101,222	$96,858
Interest-bearing	315,197	303,979
Time deposits	309,954	302,930

Total deposits	726,373	703,767

FHLB overnight borrowings	—	3,075
Junior subordinated debentures	15,007	15,007
Other liabilities	5,728	6,303

Total liabilities	747,108	728,152

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,445,867 at 3/31/2007 and 9,388,600 at 12/31/2006(1)	33,587	33,016
Retained earnings	35,217	33,422
Accumulated other comprehensive loss	(23)	(45)

Total shareholders’ equity	68,781	66,393

Total liabilities and shareholders’ equity	$815,889	$794,545

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Interest income:
Interest and fees on loans	$14,495	$12,407
Interest on taxable investment securities	121	103
Interest on tax exempt investment securities	71	80
Other	43	59

Total interest income	14,730	12,649

Interest expense:
Interest on deposits	5,323	3,095
Interest on other borrowings	34	150
Interest on junior subordinated debentures	338	309

Total interest expense	5,695	3,554

Net interest income	9,035	9,095
Provision for loan losses	550	500

Net interest income after provision for loan losses	8,485	8,595

Noninterest income:
Service charges and fees	816	817
Income from the sale of loans	155	182
SBA premium income	72	135
Other	695	749

Total noninterest income	1,738	1,883

Noninterest expense:
Salaries and benefits	4,411	4,276
Occupancy and equipment	956	858
Office supplies and printing	130	181
Data processing	141	82
Consulting and professional fees	171	119
Other	1,115	1,166

Total noninterest expense	6,924	6,682

Income before provision for income taxes	3,299	3,796
Provision for income taxes	1,032	1,244

Net income	$2,267	$2,552

Net income per share, basic(1)	$0.24	$0.28

Net income per share, diluted(1)	$0.24	$0.27

Average number of shares outstanding, basic(1)	9,389,000	9,204,000
Average number of shares outstanding, diluted(1)	9,558,000	9,473,000
(1) Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	loss	equity
Balances at December 31, 2005 (1)	9,228	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	2,552	—	—	2,552
Net unrealized loss on securities available for sale, net of tax of ($18)	—	—	—	—	(35)	(35)

Total comprehensive income	—	—	—	—	—	2,517

Transition adjustment for adoption of SFAS 123(R)	—	(386)	—	386	—	—
Cash dividend, $0.05 per share(1)	—	—	(463)	—	—	(463)
Stock based compensation expense	—	54	—	—	—	54
Issuance of common stock- stock options (1)	29	91	—	—	—	91
Issuance of restricted stock (1)	4	—	—	—	—	—

Balances at March 31, 2006	9,261	$32,251	$27,878	$—	$(81)	$60,048

Balances at December 31, 2006 (1)	9,389	$33,016	$33,422	$—	$(45)	$66,393
Comprehensive income:
Net income	—	—	2,267	—	—	2,267
Net unrealized gain on securities available for sale, net of tax of $12	—	—	—	—	22	22

Total comprehensive income	—	—	—	—	—	2,289

Cash dividend, $0.05 per share	—	—	(472)	—	—	(472)
Stock based compensation expense	—	142	—	—	—	142
Issuance of common stock- stock options	55	382	—	—	—	382
Issuance restricted stock	2	—	—	—	—	—
Tax benefit associated with stock awards	—	47	—	—	—	47

Balances at March 31, 2007	9,446	$33,587	$35,217	$—	$(23)	$68,781

(1) Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
    See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2007	2006

Cash flows from operating activities:
Net income from continuing operations	$2,267	$2,552
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment premiums, net	—	3
Deferred income tax expense (benefit)	164	(122)
Depreciation and amortization	443	408
Earnings on bank owned life insurance	(87)	(88)
Provision for loan losses	550	500
Net loss on sale of premises and equipment	—	127
Net loss on sale of other real estate	—	(6)
Write-downs of other real estate	—	10
Excess tax benefits from stock based compensation	(47)	—
Amortization of stock-based compensation	142	54
Net change in assets and liabilities:
Net decrease in subsidiary investment	11	12
Net (increase) decrease in loans held for sale	(2,259)	1,404
Increase in other assets	(336)	(705)
Decrease in other liabilities	(575)	(1,071)

Cash provided by operating activities	273	3,078

Cash flows from investing activities:
Purchases of investment securities, available for sale	(928)	—
Maturities/calls/principal payments of investment and mortgage-backed securities, available for sale	1,005	8
Net increase in loans	(12,701)	(21,056)
Purchases of premises and equipment	(306)	(612)
Proceeds from the sale of other real estate owned and premises and equipment	363	65

Cash flows used by investing activities	(12,567)	(21,595)

Cash flows from financing activities:
Net increase in deposits	22,606	8,517
Net decrease in FHLB overnight borrowings	(3,075)	—
Dividends paid on common stock	(472)	(463)
Excess tax benefits from stock based compensation	47	—
Proceeds from issuance of common stock- stock options	382	91

Cash flows provided by financing activities	19,488	8,145

Net change in cash and cash equivalents	7,194	(10,372)
Cash and cash equivalents at beginning of period	19,745	42,027

Cash and cash equivalents at end of period	$26,939	$31,655

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$—	$69
Cash paid for interest	5,714	3,572
Cash paid for income taxes	810	—
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
(1)	Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2007, WBCO had two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Capital Trust I (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2007 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2)	Recent Financial Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (Including an amendment of FASB Statement No. 115). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for entities’ first fiscal year that begins after November 15, 2007. The Company did not early adopt and has not determined if it will adopt the standard at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
(3)	Earnings Per Share
On September 6, 2006 the Company issued a 5-for-4 stock split to shareholders of record as of August 21, 2006. All periods presented have been restated to reflect the stock split.
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares-basic	9,389,000	9,204,000

Effect of dilutive securities: stock awards	169,000	269,000

Weighted average shares-diluted	9,558,000	9,473,000

At March 31, 2007 and 2006, there were options to purchase 250,417 and 413,170 shares of common stock outstanding, respectively. For the three months ended March 31, 2007, 3,533 options were antidilutive and therefore not included in the computation of diluted net income per share. There were no antidilutive options at March 31, 2006.
(4)	Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average fair value per share of options granted during the three months ended March 31, 2007 and 2006 was $5.11 and $5.79 per share, respectively. The following assumptions were used in arriving at the fair value of options granted:

	Three Months Ended
	March 31,
	2007	2006
Risk-free interest rate	4.85%	4.32%

Dividend yield rate	1.50%	1.40%

Price volatility	33.00%	38.13%

Expected life of stock options	5 years	7 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2007 and 2006 the Company recognized $28 and $17, respectively, in stock based compensation expense as a component of salaries and benefits. As of March 31, 2007 there was approximately $166 of total unrecognized compensation cost related to nonvested stock awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
The following table summarizes information on stock option activity during 2007:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2007	331,944	$6.03

Granted	1,000	15.77

Exercised	(77,627)	5.16		$817

Forfeited, expired or cancelled	(4,900)	9.64

Outstanding at March 31, 2007	250,417	$6.31	3.96	$2,257

Exercisable at March 31, 2007	202,630	$5.09	3.05	$2,069

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2007. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during 2007:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2007	50,123	$12.50

Granted	2,536	15.80

Vested	(15,640)	11.37

Forfeited, expired or cancelled	(2,678)	12.59

Outstanding at March 31, 2007	34,341	$13.26	3.70

For the three months ended March 31, 2007 and 2006 the Company recognized $44 and $37, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of March 31, 2007 there was $407 of total unrecognized compensation costs related to nonvested restricted stock.
(5)	Income Taxes
The Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. FIN 48 is an interpretation of SFAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, and accounting in interim periods and requires expanded disclosure with respect to uncertainty in income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustments in the liability for unrecognized income tax benefits, all of which would affect the Company’s effective income tax rate if recognized.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
Income tax expense attributable to income for the three months ended March 31, 2007 and 2006 consisted of the following:

	Three Months Ended
	March 31,
	2007	2006

Federal:
Current tax expense	$868	$1,366
Deferred tax expense (benefit)	164	(122)

Total	$1,032	$1,244

The Company’s effective tax rate varies from the federal income tax statutory rates of 35.0% in 2007 and 34.3% in 2006. A reconciliation of the differences for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended
	March 31,
	2007	2006

Income tax expense at federal statutory rates	$1,155	$1,302

Federal tax credits	(100)	—

Tax-exempt securities	(78)	(75)

Other items	55	17

Total	$1,032	$1,244

The effective tax rate for 2007 is impacted by Federal tax credits related to the New Markets Tax Credit program whereby a subsidiary of Whidbey Island Bank has been awarded $3,100 in future Federal tax credits which are available through 2012. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The Company believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program in 2007, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2007.
The components of deferred income tax included in other assets in the accompanying consolidated financial statements at March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Deferred tax assets:
Loan loss allowances	$3,574	$3,517
Deferred compensation	306	404
Other	30	20
Market value adjustment of investment securities available for sale	14	25

Total deferred tax assets	3,924	3,966

Deferred tax liabilities:
Deferred loan fees	1,639	1,552
Premises and equipment	394	433
Investment in partnership	175	140
FHLB stock	152	152
Prepaid expenses	116	111
Other	68	23

Total deferred tax liabilities	2,544	2,411

Deferred tax assets, net	$1,380	$1,555

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
There was no valuation allowance for deferred tax assets as of March 31, 2007 or December 31, 2006. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets will be realized in the normal course of business.
(6)	Subsequent Events
On April 2, 2007, Washington Banking Master Trust (the “Master Trust”), a wholly-owned subsidiary of the Company, was created for the exclusive purpose of issuing trust preferred securities. The Master Trust issued $10,300 of trust preferred securities with a thirty year maturity and are callable by the Company after five years. The securities require quarterly interest payments by the Master Trust. The interest rate is reset quarterly at the three-month LIBOR rate plus 1.56%.
On April 3, 2007, the Company announced the adoption of a stock repurchase plan. The plan authorizes the Company to repurchase up to 472,134 shares of common stock.
On April 26, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of May 8, 2007, payable on May 23, 2007.
(7)	Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2007. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of March 31, 2007. As of March 31, 2007 the commitments under these agreements were $1,764.
At March 31, 2007, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $15,007 at March 31, 2007.

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
Summary of Critical Accounting Policies
Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed in Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.
Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed in Form 10-K.
Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2006 as filed in Form 10-K.

Results of Operations Overview
The Company’s net income decreased to $2.3 million or $0.24 per diluted share, in the first quarter of 2007, compared with $2.6 million or $0.27 per diluted share in the first quarter of 2006. Return on average equity decreased to 13.69% in the first quarter of 2007, compared with 17.68% in the corresponding quarter of 2006. Return on average assets decreased to 1.15% in the first quarter of 2007, compared with 1.45% in first quarter of 2006.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
▪	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

▪	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

▪	The volume of noninterest-earning assets;

▪	Market interest rate fluctuations; and

▪	Asset quality

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	March 31, 2007			March 31, 2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets

Loans (1) (2)	$723,735	$14,628	8.20%	$639,742	$12,433	7.88%
Federal funds sold	1,771	22	5.04%	3,457	39	4.58%
Interest-earning cash	770	10	5.27%	867	11	5.15%
Investments:
Taxable	12,393	133	4.35%	13,696	112	3.32%
Non-taxable (2)	6,798	104	6.22%	7,589	124	6.63%

Interest-earning assets	745,467	14,897	8.10%	665,351	12,719	7.75%
Noninterest-earning assets	51,717			46,702

Total assets	$797,184			$712,053

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and money market	$252,937	$1,583	2.54%	$216,038	$814	1.53%
Savings	49,176	91	0.75%	57,690	112	0.79%
Time deposits	308,592	3,649	4.80%	247,336	2,169	3.56%

Interest-bearing deposits	610,705	5,323	3.53%	521,064	3,095	2.41%
Federal funds purchased	2,291	34	5.84%	4,519	54	4.85%
Junior subordinated debentures	15,007	338	9.13%	15,007	309	8.35%
Other borrowed funds	—	—	0.00%	10,046	96	3.88%

Interest-bearing liabilities	628,003	5,695	3.68%	550,636	3,554	2.62%
Noninterest-bearing deposits	96,097			98,780
Other noninterest-bearing liabilities	5,920			4,094

Total liabilities	730,020			653,510
Shareholders’ equity	67,164			58,543

Total liabilities and shareholders’ equity	$797,184			$712,053

Net interest income		$9,202			$9,165

Net interest spread			4.42%			5.13%

Net interest margin			5.01%			5.59%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35.0% and 34.3% in 2007 and 2006, respectively. These adjustments were $167 and $70 for the three months ended March 31, 2007 and 2006, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income was flat at $9.2 million in the first quarter of 2007 and 2006. Though taxable-equivalent net interest income was flat, there were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related rates. Average interest-earning assets increased due to strong loan growth. The yields on interest-earning assets increased 35 basis points in the first quarter of 2007 to 8.10%, from 7.75% in the same period in 2006. Pricing pressure caused the average cost of interest-bearing liabilities to increase 106 basis points from the corresponding quarter in 2006, which was exacerbated by the change in the deposit mix towards higher cost time deposit and money market products. These changes caused the net interest margin to decrease 58 basis points in the first quarter of 2007 to 5.01% from 5.59% in the same period last year.
The following table shows how changes in yields or rates and average balances affected net interest income for the first quarters of 2007 and 2006:

	Three Months Ended
	March 31
	2007 vs. 2006
	Increase (decrease) due to(2):
	Volume	Rate	Total
Assets:

Loans (1) (3)	$1,632	$563	$2,195
Federal funds sold	(19)	2	(17)
Interest-bearing cash	(1)	—	(1)
Investments (1)	(24)	25	1

Total interest earning assets	1,589	590	2,178

Liabilities:

Deposits:
Interest demand and money market	139	630	769
Savings	(17)	(4)	(21)
Time deposits	537	943	1,480
Interest on other borrowed funds	(27)	6	(21)
Junior subordinated debentures	—	29	29
Other interest-bearing liabilities	(95)	—	(95)

Total interest-bearing liabilities	538	1,603	2,141

Total increase (decrease) in net interest income	$1,050	$(1,013)	$37

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Noninterest Income: Noninterest income in the first quarter of 2007 decreased 8% to $1.7 million compared to $1.9 million in the corresponding quarter of 2006. Changes in noninterest income were primarily due to a $63,000 decline in SBA premiums and a $27,000 decline in income from the sale of loans as compared to the corresponding quarter in 2006. Additionally, annuity income, a component of other noninterest income, decreased $92,000 in the first quarter of 2007, compared to the first quarter of 2006. These decreases were offset by an increase in electronic banking fees, a component of other noninterest income, of $63,000.

Noninterest Expense: Noninterest expense in the first quarter of 2007 increased 4% to $6.9 million compared to $6.7 million for the first quarter of 2006. Salaries and benefits for the first quarter of 2007 increased $135,000 due to a one-time insurance charge of $53,000, $19,000 of additional stock-based compensation offset by reduced deferred salary expense related to lower loan origination volumes. Occupancy and equipment for the first quarter of 2007 increased $98,000 due to the addition of a new branch in the fourth quarter of 2006. Consulting and professional fees increased $52,000 in the first quarter of 2007 due to increased audit fees.
Income Taxes: The Company’s consolidated effective tax rates for the first quarters of 2007 and 2006 were 31.3% and 32.8%, respectively. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s first quarter 2007 tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.
Financial Condition Overview
Total assets were $815.9 million at March 31, 2007, an increase of $21.3 million from December 31, 2006. During the first three months of 2007 the Company continued to focus on growing the loan and deposit portfolios. Loans at March 31, 2007 grew 2% to $731.9 million compared to December 31, 2006. Deposits at March 31, 2007 were $726.4 million, an increase of 3% from December 31, 2006.
Loans: Total loans outstanding as of March 31, 2007 were $731.9 million, an increase of $12.3 million from December 31, 2006. The total loan portfolio at March 31, 2007 represented 90% of total assets as compared to 91% of total assets at December 31, 2006.
Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community. The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	March 31, 2007		December 31, 2006		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2007 vs. 2006
Commercial	$88,781	12.2%	$82,990	11.6%	$5,791

Real estate mortgages:
One-to-four family residential	54,045	7.4%	54,509	7.6%	(464)
Commercial	250,399	34.3%	249,109	34.7%	1,290

Total real estate mortgages	304,444	41.7%	303,618	42.3%	826
Real estate construction:
One-to-four family residential	96,627	13.2%	96,107	13.3%	520
Multi-family and commercial	47,849	6.6%	46,329	6.5%	1520

Total real estate construction	144,476	19.8%	142,436	19.8%	2,040
Consumer:
Indirect	109,466	15.0%	104,794	14.6%	4,672
Direct	82,510	11.3%	83,741	11.7%	(1,231)

Total consumer	191,976	26.3%	188,535	26.3%	3,441

Subtotal	729,677	100.0%	717,579	100.0%	12,098

Deferred loan fees, net	2,218		2,001		217

Total loans, net	$731,895		$719,580		$12,315

Allowance for Loan Losses: The allowance for loan losses at March 31, 2007 was $10.2 million or 1.40% of total loans and 282.95% of total non-performing loans. This compares with an allowance of $10.1 million or 1.40% of total loans and 276.19% of total non-performing loans at December 31, 2006.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2007	2006
Balance at beginning of period	$10,048	$8,810

Charge-offs:
Commercial	(370)	(163)
Real estate	—	(60)
Consumer:
Direct	(88)	(101)
Indirect	(135)	(231)

Total charge-offs	(593)	(555)

Recoveries:
Commercial	48	191
Real estate	71	—
Consumer:
Direct	34	53
Indirect	54	131

Total recoveries	207	375

Net charge-offs	(386)	(180)
Provision for loan losses	550	500

Balance at end of period	$10,212	$9,130

Indirect net charge-offs to average indirect loans (1)	0.31%	0.43%
Other net charge-offs to average other loans (1)	0.20%	0.06%
Net charge-offs to average loans (1)	0.21%	0.11%

(1) Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first three months of 2007 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans and charge-off and recovery activity.
During the first quarter of 2007, the Company recorded a $550,000 provision for loan losses compared to $500,000 for the first quarter in 2006. Net charge-offs for first quarter of 2007 were $386,000, a $206,000 increase over the first quarter of 2006. This increase is the result of an unusually high level of recoveries in the first quarter of 2006.

The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	March 31, 2007			December 31, 2006			March 31, 2006
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)

Balance applicable to:
Commercial	$813	8.0%	12.2%	$782	7.8%	11.6%	$769	8.4%	12.4%
Real estate mortgage	3,220	31.5%	41.7%	3,303	32.9%	42.3%	3,005	32.9%	42.1%
Real estate construction	1,761	17.2%	19.8%	1,781	17.7%	19.8%	1,473	16.1%	18.5%
Consumer	2,578	25.2%	26.3%	2,593	25.8%	26.3%	2,407	26.4%	27.0%
Unallocated	1,840	18.1%	N/A	1,589	15.8%	N/A	1,476	16.2%	N/A

Total	$10,212	100.0%	100.0%	$10,048	100.0%	100.0%	$9,130	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.
Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	March 31,	December 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans	$3,609	$3,638
Restructured loans	—	—

Total nonperforming loans	3,609	3,638
Other real estate owned	—	363

Total nonperforming assets	$3,609	$4,001

Total impaired loans	$3,609	$4,001
Accruing loans past due ≥ 90 days	—	30
Potential problem loans	—	—
Allowance for loan losses	$10,212	$10,048

Nonperforming loans to loans	0.49%	0.51%
Allowance for loan losses to nonperforming loans	282.95%	276.19%
Allowance for loan losses to nonperforming assets	282.95%	251.13%
Nonperforming assets to total assets	0.44%	0.50%
Deposits: In the first three months of 2007, the Company made a concerted effort to attract deposits through competitive pricing and delivery of quality service. Total deposits in the first three months of 2007 increased $22.6 million to $726.4 million at quarter end. Money market accounts were the largest portion of the deposit growth, an $8.1 million increase for the period. Additionally, noninterest-bearing demand deposits increased $4.4 million for the period.

The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	March 31, 2007		December 31, 2006		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2007 vs. 2006
Noninterest-bearing demand	$101,222	13.9%	$96,858	13.8%	$4,364
NOW accounts	155,997	21.5%	152,087	21.6%	3,910
Money market	109,918	15.1%	101,856	14.5%	8,062
Savings	49,282	6.8%	50,036	7.1%	(754)
Time deposits	309,954	42.7%	302,930	43.0%	7,024

Total deposits	$726,373	100.0%	$703,767	100.0%	$22,606

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.
Capital
Shareholders’ Equity: Total shareholders’ equity increased 4% to $68.8 million at March 31, 2007 from $66.4 million at December 31, 2006. This was principally due to the retention of $1.8 million, or approximately 80% of net income for the first three months of 2007 and proceeds from the exercise of stock awards of $382,000. The Company paid approximately $472,000 of cash dividends during the first quarter of 2007.
On May 2, 2007, the Company repurchased 85,000 shares on the open market at a price of $16.00 per share. Total cost of the transaction was $1.37 million.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2007 and December 31, 2006:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	March 31,	December 31,
	capitalized	capitalized	2007	2006
Total risk-based capital ratio
Company (consolidated)	8%	N/A	11.61%	11.52%
Whidbey Island Bank	8%	10%	11.34%	11.19%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	10.35%	10.27%
Whidbey Island Bank	4%	6%	10.09%	9.94%
Leverage ratio
Company (consolidated)	4%	N/A	10.50%	10.24%
Whidbey Island Bank	4%	5%	10.23%	9.92%
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
Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2007. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Bank may use to supplement funding sources.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $273,000 for the first three months of 2007. Approximately $2.3 million was used to fund loans held for sale. Net cash of $12.6 million was used in investing activities for the period, primarily for the funding of net loan growth. Net cash provided by financing activities was $19.5 million for the first three months of 2007. Increase in deposits provided approximately $22.6 million of additional cash during the period.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2007 and December 31, 2006, the Company’s commitments under letters of credit and financial guarantees amounted to $1.8 million and $2.0 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2007, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2006. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2006 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the Company’s risk factors from those disclosed in the 2006 Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) – (c) None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
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
WASHINGTON BANKING COMPANY

Date: May 8, 2007	By	/s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Date: May 8, 2007	By	/s/ Richard A. Shields

`		Richard A. Shields
Executive Vice President and
Chief Financial Officer