Form 10-Q
period 2007-06-30
WASHINGTON BANKING CO
filed 2007-08-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

[X] Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Large accelerated filer [  ]                     Accelerated filer [X]                     Non-Accelerated filer [  ]
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [  ]  No [X]
The number of shares of the issuer’s Common Stock outstanding at August 1, 2007 was 9,389,970.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Assets
Cash and due from banks	$24,563	$18,984
($5,292 and $3,703, respectively, are restricted)
Interest-bearing deposits	319	761

Total cash, restricted cash, and cash equivalents	24,882	19,745

Investment securities available for sale	17,019	16,790

Federal Home Loan Bank stock	1,984	1,984

Loans held for sale	4,835	2,458

Loans receivable	764,438	719,580
Allowance for loan losses	(10,526)	(10,048)

Total loans, net	753,912	709,532

Premises and equipment, net	23,167	23,372
Bank owned life insurance	16,177	10,930
Other assets	10,080	9,734

Total assets	$852,056	$794,545

Liabilities and Shareholders’ Equity

Liabilities:
Deposits

Noninterest-bearing	$107,543	$96,858
Interest-bearing	318,398	303,979
Time deposits	303,645	302,930

Total deposits	729,586	703,767

FHLB overnight borrowings	11,000	3,075
Other borrowed funds	10,000	—
Junior subordinated debentures	25,774	15,007
Other liabilities	6,575	6,303

Total liabilities	782,935	728,152

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares:
Issued and Outstanding 9,380,486 6/30/2007 and 9,388,600 at 12/31/06	32,117	33,016
Retained earnings	37,108	33,422
Accumulated other comprehensive loss, net	(104)	(45)

Total shareholders’ equity	69,121	66,393

Total liabilities and shareholders’ equity	$852,056	$794,545

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$15,185	$13,223	$29,614	$25,569
Interest on taxable investment securities	136	111	269	223
Interest on tax exempt investment securities	68	80	138	161
Other	67	38	99	88

Total interest income	15,456	13,452	30,120	26,041
Interest expense:
Interest on deposits	5,480	3,720	10,803	6,814
Interest on other borrowings	137	229	170	378
Interest on junior subordinated debentures	484	334	822	644

Total interest expense	6,100	4,282	11,795	7,836
Net interest income	9,356	9,169	18,325	18,205
Provision for loan losses	850	800	1,400	1,300

Net interest income after provision for loan losses	8,506	8,369	16,925	16,905

Noninterest income:
Service charges and fees	797	852	1,614	1,669
Income from the sale of loans	211	150	366	332
SBA premium income	123	134	261	329
Other	822	610	1,517	1,359

Total noninterest income	1,953	1,746	3,758	3,689
Noninterest expense:
Salaries and benefits	4,132	3,973	8,543	8,249
Occupancy and equipment	980	891	1,936	1,749
Office supplies and printing	179	140	309	321
Data processing	167	122	308	205
Consulting and professional fees	99	157	270	276
Other	1,312	1,110	2,428	2,276

Total noninterest expense	6,870	6,393	13,794	13,076

Income before provision for income taxes	3,589	3,722	6,889	7,518
Provision for income taxes	1,129	1,236	2,161	2,480

Net income	$2,460	$2,486	$4,728	$5,038

Net income per share, basic	$0.26	$0.27	$0.50	$0.55

Net income per share, diluted	$0.26	$0.26	$0.50	$0.53

Average number of shares outstanding, basic (1)	9,363,000	9,220,000	9,403,000	9,211,000
Average number of shares outstanding, diluted	9,486,000	9,478,000	9,548,000	9,474,000
(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (unaudited)
(Dollars in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	loss	equity
Balances at December 31, 2005(1)	9,228	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	5,038	—	—	5,038
Net change in unrealized loss on securities available for sale, net of tax of ($38)	—	—	—	—	(74)	(74)

Total comprehensive income	—	—	—	—	—	4,964

Transition adjustment for adoption of SFAS 123(R)	—	(386)	—	386	—	—

Cash dividend, $0.10 per share	—	—	(926)	—	—	(926)
Stock-based compensation expense	—	118	—	—	—	118
Issuance of common stock- stock options(1)	36	109	—	—	—	109
Issuance of restricted stock(1)	16	—	—	—	—	—

Balances at June 30, 2006	9,280	$32,333	$29,901	$—	$(120)	$62,114

Balances at December 31, 2006(1)	9,389	$33,016	$33,422	$—	$(45)	$66,393
Comprehensive income:
Net income	—	—	4,728	—	—	4,728
Net change in unrealized loss on securities available for sale, net of tax of ($32)	—	—	—	—	(59)	(59)

Total comprehensive income	—	—	—	—	—	4,669

Tax benefit associated with stock awards		122				122
Cash dividend, $0.11 per share	—	—	(1,042)	—	—	(1,042)
Stock-based compensation	—	155				155
Common stock repurchased and retired	(116)	(1,851)	—	—	—	(1,851)
Stock options exercised	109	675				675
Forfeited and cancelled restricted stock	(2)	—	—	—	—	—

Balances at June 30, 2007	9,380	$32,117	$37,108	$—	$(104)	$69,121

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cashflows (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$4,728	$5,038
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment premiums, net	(3)	6
Deferred taxes	223	419
Depreciation and amortization	886	823
Earnings on bank owned life insurance	(247)	(178)
Provision for loan losses	1,400	1,300
Net gain on sale of other real estate	(71)	(6)
Write-downs of other real estate	—	10
Amortization of stock-based compensation	155	118
Excess tax benefit from stock-based compensation	(122)	—
Net change in assets and liabilities
Loans held for sale	(2,377)	1,962
Other assets	(778)	(1,503)
Other liabilities	272	(1,591)

Cash flows from operating activities:	4,066	6,398

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,635)	—
Maturities/calls/principal payments of available-for-sale securities	2,318	1,014
Net increase in loans	(46,286)	(56,423)
Purchases of premises and equipment	(681)	(1,156)
Purchases of bank owned life insurance	(5,000)	—
Proceeds from the sale of other real estate owned and premises and equipment	940	65

Cash flows used by investing activities	(51,344)	(56,500)

Cash flows from financing activities:
Net increase in deposits	25,819	42,369
Gross payments on the other borrowed funds	(10,000)	(21,845)
New borrowings on other borrowed funds	20,000	16,845
Net increase in FHLB overnight borrowings	7,925	2,000
Gross payments on junior subordinated debentures	(15,007)	—
New borrowings on junior subordinated debentures	25,774
Dividends paid on common stock	(1,042)	(926)
Common stock repurchased	(1,851)	—
Excess tax benefits from stock-based compensation	122	—
Proceeds from issuance of common stock- stock options	675	109

Cash flows from financing activities	52,415	38,552

Net change in cash and cash equivalents	5,137	(11,550)

Cash and cash equivalents at beginning of period	19,745	42,027

Cash and cash equivalents at end of period	$24,882	$30,477

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$548	$69
Cash paid for interest	12,054	7,357
Cash paid for income taxes	1,360	3,010
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2007 WBCO had two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
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
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Weighted average shares-basic	9,363,000	9,220,000	9,403,000	9,211,000

Effect of dilutive securities: stock awards	123,000	258,000	145,000	263,000

Weighted average shares-diluted	9,486,000	9,478,000	9,548,000	9,474,000

At June 30, 2007 and 2006, there were options to purchase 270,000 and 413,929 shares of common stock outstanding, respectively. For the three and six months ended June 30, 2007, 43,595 and 23,675, respectively, options were antidilutive and therefore not included in the computation of diluted net income per share. There were no antidilutive options for the three and six months ended June 30, 2006.
(4) Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average fair value per share of options granted during the six months ended June 30, 2007 and 2006 was $5.11 and $6.14 per share, respectively. The following assumptions were used in arriving at the fair value of options granted:

	Six Months Ended
	June 30,
	2007	2006
Risk-free interest rate	4.59%	4.95%

Dividend yield rate	1.50%	1.40%

Price volatility	33.00%	38.13%

Expected life of stock options	5 years	7 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2007 and 2006 the Company recognized $45 and $42, respectively, in stock based compensation expense as a component of salaries and benefits. As of June 30, 2007 there was approximately $414 of total unrecognized compensation cost related to nonvested stock awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
The following table summarizes information on stock option activity during 2007:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2007	331,145	$6.06

Granted	55,869	15.98

Exercised	(109,367)	5.13		$1,158

Forfeited, expired or cancelled	(7,647)	8.37

Outstanding at June 30, 2007	270,000	$8.41	5.32	$2,033

Exercisable at June 30, 2007	178,623	$5.32	3.42	$1,892

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2007. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) and restricted stock units (“RSU”) periodically for the benefit of employees. Recipients of RSA awards do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of RSU awards do not pay any cash consideration to the Company for the shares. Restrictions for both awards are based on continuous service requirements with the Company.
The following table summarizes information on restricted stock activity during 2007:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2007	50,123	$12.51

Granted	20,829	15.96

Vested	(18,449)	11.87

Forfeited, expired or cancelled	(2,678)	12.53

Outstanding at June 30, 2007	49,825	$14.18	4.70

For the six months ended June 30, 2007 and 2006 the Company recognized $110 and $76, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of June 30, 2007 there was $627 of total unrecognized compensation costs related to nonvested restricted stock.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
Income tax expense attributable to income for the six months ended June 30, 2007 and 2006 consisted of the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Federal:
Current tax expense	$1,055	$1,757	$1,923	$3,123
Deferred tax expense (benefit)	74	(521)	238	(643)

Total	$1,129	1,236	$2,161	$2,480

The Company’s effective tax rate varies from the federal income tax statutory rates of 35.0% in 2007 and 34.3% in 2006. A reconciliation of the differences for the six months ended June 30, 2007 and 2006 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Income tax expense at federal statutory rates	$1,283	$1,300	$2,438	$2,602

Federal tax credits	(100)	—	(200)	—

Tax-exempt securities	(102)	(74)	(180)	(149)

Other items	48	10	103	27

Total	$1,129	$1,236	$2,161	$2,480

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
The components of deferred income tax included in other assets in the accompanying consolidated financial statements at June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Deferred tax assets:
Loan loss allowances	$3,684	$3,517
Deferred compensation	326	404
Other	24	20
Market value adjustment of investment securities available for sale	57	25

Total deferred tax assets	4,091	3,966

Deferred tax liabilities:
Deferred loan fees	1,795	1,552
Premises and equipment	360	433
Investment in partnership	210	140
FHLB stock	152	152
Prepaid expenses	174	111
Other	68	23

Total deferred tax liabilities	2,759	2,411

Deferred tax assets, net	$1,332	$1,555

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
There was no valuation allowance for deferred tax assets as of June 30, 2007 or December 31, 2006. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets will be realized in the normal course of business.
(6) Subsequent Events
On July 30, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of August 10, 2007, payable on August 27, 2007.
(7) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2007. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of June 30, 2007. As of June 30, 2007 the commitments under these agreements were $1,935.
At June 30, 2007, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at June 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, including the possible impact of international conflict or further terrorist events, are less favorable than expected or have a more direct and pronounced effect than expected on the Company and adversely affect the Company’s ability to continue its internal growth at historical rates and maintain the quality of its earning assets; (2) changes in interest rates reduce interest margins more than expected or negatively affect liquidity; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) greater than expected costs or difficulties related to the integration of acquisitions; (5) increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) Washington Banking Company’s ability to realize the efficiencies it expects to derive from its investment in personnel and infrastructure. However, the reader should be aware that these factors are not an exhaustive list, and should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, it should be noted that Washington Banking Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto presented elsewhere in this report.
Overview
Washington Banking Company (referred to in this report as the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary and Washington Banking Master Trust (the “Trust”). Headquartered in Oak Harbor, the Company’s market area is primarily northwestern Washington. The market area encompasses distinct economies, and none are particularly dependent upon a single industrial or occupational source. The economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to a more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence.
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

Results of Operations Overview
The Company’s net income was flat at $2.5 million, or $0.26 per diluted share, in the second quarter of 2007, compared with $2.5 million or $0.26 per diluted share in the second quarter of 2006. Return on average equity decreased to 14.43% in the second quarter of 2007, compared with 16.44% in the corresponding quarter of 2006. Return on average assets decreased to 1.19% in the second quarter of 2007, compared with 1.34% in second quarter of 2006.
For the first six months of 2007, net income was $4.7 million and diluted earnings per share were to $0.50, a 6% decrease from $5.0 million or $0.53 per diluted share for the same period last year. Return on average equity decreased 298 basis points to 14.07% for the first six months of 2007, compared with 17.05% last year.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
▪	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

▪	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

▪	The volume of noninterest-earning assets;

▪	Market interest rate fluctuations; and

▪	Asset quality.
The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	June 30, 2007			June 30, 2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets

Loans (1) (2)	$747,645	$15,317	8.22%	$670,884	$13,244	7.92%
Federal funds sold	2,600	35	5.41%	2,316	29	4.98%
Interest-bearing cash	2,437	32	5.26%	718	9	5.07%
Investments
Taxable	12,300	136	4.44%	13,395	111	3.33%
Non-taxable (2)	6,817	99	5.84%	7,522	119	6.34%

Interest-earning assets	771,799	15,620	8.12%	694,835	13,512	7.80%
Noninterest-earning assets	55,838			49,152

Total assets	$827,636			$743,987

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$262,008	$1,690	2.59%	$223,040	$935	1.68%
Savings	47,185	84	0.71%	55,081	108	0.78%
CDs	306,774	3,706	4.85%	266,755	2,677	4.03%

Total interest-bearing deposits	615,967	5,480	3.57%	544,876	3,720	2.74%

Federal funds purchased	6,815	94	5.53%	11,833	153	5.20%
Junior subordinated debentures	25,540	484	7.60%	15,007	334	8.93%
Other interest bearing liabilities	3,516	43	4.91%	5,879	75	5.14%

Total interest bearing liabilities	651,838	6,100	3.75%	577,595	4,282	2.97%

Noninterest-bearing DDA	101,433			100,008
Other liabilities	5,988			5,733
Total liabilities	759,259			683,336

Total shareholders’ equity	68,377			60,651

Total liabilities and shareholders’ equity	$827,636			$743,987

Net interest income /Spread		$9,520	4.36%		$9,230	4.83%

Credit for interest bearing funds			0.58%			0.50%

Net interest margin (2)			4.95%			5.33%

(1)	Average balance includes nonaccrual loans.

(2)
Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%and 34.3% in 2006. These adjustments were $164 and $60 for the three months ended June 30, 2007 and 2006, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Six Months Ended			Six Months Ended
	June 30, 2007			June 30, 2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1) (2)	$735,756	$29,879	8.19%	$655,399	$25,615	7.88%
Federal funds sold	2,188	57	5.23%	2,883	68	4.76%
Interest-bearing cash	1,608	42	5.27%	792	19	4.96%
Investments
Taxable	12,349	269	4.39%	13,544	223	3.33%
Non-taxable (2)	6,808	203	6.00%	7,555	238	6.36%

Interest-earning assets	758,709	30,450	8.09%	680,173	26,165	7.76%

Non-earning assets	53,739			48,600

Total assets	$812,447			$728,773

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$257,497	$3,274	2.56%	$219,795	$1,749	1.60%
Savings	48,175	175	0.73%	56,378	219	0.78%
Time deposits	307,678	7,355	4.82%	257,099	4,846	3.80%

Total interest-bearing deposits	613,350	10,803	3.55%	533,272	6,814	2.58%

Federal funds purchased	4,565	127	5.59%	8,196	207	5.10%
Junior subordinated debentures	20,302	822	8.17%	15,007	644	8.65%
Other interest-bearing liabilities	1,768	43	4.96%	7,938	171	4.34%

Total interest-bearing liabilities	639,986	11,795	3.72%	564,413	7,836	2.80%

Noninterest-bearing DDA	98,780			99,396
Other liabilities	5,908			5,361
Total liabilities	744,673			669,170

Total equity	67,774			59,603

Total liabilities and shareholder’s equity	$812,447			$728,773

Net interest income /Spread		$18,655	4.37%		$18,329	4.95%

Credit for interest-bearing funds			0.59%			0.49%

Net interest margin (2)			4.96%			5.43%

(1)	Average balance includes nonaccrual loans.

(2)
Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $330 and $124 for the six months ended June 30, 2007 and 2006, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income of $9.5 million in the second quarter of 2007 was 3% higher than in the corresponding quarter in 2006. Average interest-earning assets increased due to strong loan growth. The yields on interest-earning assets increased 32 basis points in the second quarter of 2007 to 8.12%, from 7.80% in the same period in 2006. Pricing pressure caused the average cost of interest-bearing liabilities to increase 78 basis points from the corresponding quarter in 2006, which was exacerbated by the change in the deposit mix towards higher cost time deposit and money market products. These changes caused the net interest margin to decrease 38 basis points in the second quarter of 2007 to 4.95% from 5.33% in the same period last year.

Taxable-equivalent net interest income for the first six months of 2007 rose 2% to $18.7 million, compared with $18.3 million last year. Average interest-earning assets increased due to continued loan growth. The yields on interest-earning assets increased 33 basis points in the second quarter of 2007 to 8.09%, from 7.76% in the same period in 2006. However, the interest rate spread decreased compared to last year by 58 basis points to 4.37% for the first six months of 2007 as a result of competitive pressure on loan and deposit pricing. This pricing pressure caused the average cost of interest-bearing liabilities to increase 92 basis points as compared to the prior year. These changes caused the net interest margin to decrease 47 basis points for the six months of 2007 to 4.96% compared to 5.43% in the first half of 2006.
The following table shows how changes in yields or rates and average balances affected net interest income for the second quarters of 2007 and 2006:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:

Loans (1) (3)	$1,515	$558	$2,073	$3,141	$1,123	$4,264
Federal funds sold	4	3	7	(16)	5	(11)
Interest-bearing cash	22	1	23	20	2	23
Investments (1)
Taxable	(9)	34	25	(20)	65	46
Non-taxable (2)	(11)	(9)	(20)	(24)	(12)	(36)

Interest earning assets	$1,521	$587	$2,108	$3,101	$1,184	$4,285

Liabilities:

Deposits:
Interest demand and money market	$163	$592	$755	$300	$1,224	$1,524
Savings	(15)	(9)	(24)	(32)	(13)	(44)
Time deposits	402	627	1,029	953	1,556	2,509

Fed funds purchased	—	94	94	(92)	11	(81)

Junior subordinated debentures	235	(85)	150	227	(49)	178

Other interest-bearing liabilities	(30)	(45)	(75)	(132)	—	(132)

Total interest-bearing liabilities	$754	$1,175	$1,929	$1,225	$2,730	$3,955

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Noninterest Income: Noninterest income in the second quarter of 2007 increased 12% to $2.0 million compared to $1.7 million in the corresponding quarter of 2006. Changes in noninterest income were primarily due to increases in income from the sale of loans of $61,000, investment product sales of $49,000 and a one-time gain of $71,000 on the sale of a foreclosed property. Additionally, at the start of the second quarter of 2007, the Company purchased an additional $5.0 million in Bank Owned Life Insurance (“BOLI”) product. Due to this purchase, an additional $73,000 in noninterest income was recognized in 2007 compared to the same period in 2006. These increases were offset by a decrease in SBA premiums of $11,000 and service charges and fees of $55,000.
Noninterest income of $3.8 million for the first six months of 2007 increased 2%, compared with $3.7 million in the same period last year. Changes in noninterest income in the first six months of 2007 were primarily due to increases in income from the sale of loans of $34,000, electronic banking fees of $87,000, a one-time gain of $71,000 on the sale of a foreclosed property and $71,000 of additional income from the Company’s BOLI product service as compared to the first six months of 2006. These increases in noninterest income were offset by decreases in annuity sales of $28,000, SBA premiums of $68,000 and service charges and fees of $55,000 as compared to last year.
Noninterest Expense: Noninterest expense in the second quarter of 2007 increased 7% to $6.9 million compared to $6.4 million for the second quarter of 2006. Salaries and benefits increased $159,000 due to higher salary costs. Occupancy and equipment for the second quarter of 2007 increased $89,000 due to the addition of a new branch in the fourth quarter of 2006. Advertising expense increased $95,000 as compared to the same period in 2006. These increases were offset by a $58,000 decrease in consulting and professional fees as compared to last year.
Noninterest expense for the first six months of 2007 was $13.8 million, a 5% increase over last year. The increase was principally attributed to an increase in salaries and benefits of $294,000, occupancy and equipment of $187,000 and advertising costs of $170,000. Additionally, data processing costs for the Company have increased $103,000 as compared to last year due to costs related to the electronic check processing. The Company’s full time equivalent employees (“FTE’s”) decreased to 305 at June 30, 2007 from 311 at June 30, 2006. The efficiency ratio increased for the first six months of 2007 to 61.55% compared to 59.39% in the first six months of 2006.
Income Taxes: The Company’s consolidated effective tax rates for the first six months of 2007 and 2006 were 31.4% and 33.0%, respectively. The effective tax rates for the second quarters of 2007 and 2006 were 31.5% and 33.2%, respectively. The year to date and quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year to date and quarterly 2007 tax rates reflect a benefit from the New Market Tax Credit Program, whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns over the next seven years.
Financial Condition Overview
Total assets were $852.1 million at June 30, 2007, an increase of $44.9 million from December 31, 2006. During the first six months of 2007 the Company continued to focus on growing the loan and deposit portfolios. Loans at June 30, 2007 grew 6% to $764.4 million compared to December 31, 2006. Deposits at June 30, 2007 were $729.6 million, an increase of 4% from December 31, 2006. Shareholders’ equity increased $2.7 million to $69.1 million, with a book value of $7.37 per share at June 30, 2007.
Loans: Total loans outstanding as of June 30, 2007 were $764.4 million, an increase of $57.5 million from December 31, 2006. Loan portfolio growth during 2007 was primarily in the areas of commercial lines of credit, commercial real estate loans and consumer indirect loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	June 30, 2007		December 31, 2006
(Dollars in thousands)	Balance	% of total	Balance	% of total	Change

Commercial	$99,132	13.0%	$82,990	11.6%	$16,142

Real estate mortgages:
One-to-four family residential	53,941	7.1%	54,509	7.6%	(568)
Multi-family residential & commercial	262,855	34.5%	249,109	34.7%	13,746

Total real estate mortgages	316,796	41.6%	303,618	42.3%	13,178
Real estate construction:
One-to-four family residential	101,131	13.3%	96,107	13.3%	5,024
Multi-family and commercial	47,855	6.3%	46,329	6.5%	1,526

Total real estate construction	148,986	19.6%	142,436	19.8%	6,550
Consumer:
Indirect	112,991	14.8%	104,794	14.6%	8,197
Direct	84,112	11.0%	83,741	11.7%	371

Total consumer	197,103	25.8%	188,535	26.3%	8,568

Subtotal	762,017	100.0%	717,579	100.0%	44,438

Deferred loan fees, net	2,421		2,001		420

Total loans, net	$764,438		$719,580		$44,858

Allowance for Loan Losses: The allowance for loan losses at June 30, 2007 was $10.5 million or 1.38% of total loans and 442.46% of total nonperforming loans. This compares with an allowance of $10.1 million or 1.40% of total loans and 276.19% of total nonperforming loans at December 31, 2006.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$10,212	$9,130	$10,048	$8,810

Charge-offs:
Commercial	(246)	(303)	(616)	(466)
Real estate	—	(26)	—	(86)
Consumer
Direct	(196)	(94)	(285)	(194)
Indirect	(263)	(169)	(398)	(401)

Total charge-offs	$(705)	$(592)	$(1,299)	$(1,147)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Recoveries:

Commercial	56	111	105	301
Real estate	3	1	73	1
Consumer
Direct	48	68	82	121
Indirect	63	88	117	220

Total recoveries	$170	$268	$377	$643

Net charge-offs	(536)	(324)	(922)	(504)
Provision for loan losses	850	800	1,400	1,300

Balance at end of period	$10,526	$9,606	$10,526	$9,606

Net dealer charge-offs	0.77%	0.34%	0.54%	0.39%
Other net charge-offs to average other loans	0.21%	0.17%	0.20%	0.12%
Net charge-offs to average loans (1)	0.28%	0.19%	0.25%	0.15%
(1)	Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first six months of 2007 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans, and charge-off and recovery activity.
During the second quarter of 2007, the Company recorded an $850,000 provision for loan losses compared to $800,000 for the second quarter in 2006. Net charge-offs for second quarter of 2007 were $536,000, a $212,000 increase over the second quarter of 2006. Increases in net charge-offs were due to an increase in direct loan charge-offs, coupled with a decrease in overall recoveries during second quarter of 2007.
During the first six months of 2007, the Company recorded a $1.4 million provision for loan losses compared to $1.3 million in the same period in 2006. Net charge-offs for the first six months of 2007 were $922,000, compared with $504,000 in the same period last year. Increase in net charge-offs was due to an increase in commercial charge-offs and direct consumer charge-offs during the first half of 2007, coupled with above average recoveries in the first half of 2006, which contributed to the low level of net charge-offs to average loans for the first half of 2006.
The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	June 30, 2007			December 31, 2006			June 30, 2006
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)

Balance applicable to:
Commercial	$937	8.9%	13.0%	$782	7.8%	11.6%	$788	8.2%	12.2%
Real estate mortgage	3,486	33.1%	41.6%	3,303	32.9%	42.3%	3,072	32.0%	41.3%
Real estate construction	1,862	17.7%	19.6%	1,781	17.7%	19.8%	1,751	18.2%	20.5%
Consumer	2,754	26.2%	25.8%	2,593	25.8%	26.3%	2,420	25.2%	26.0%
Unallocated	1,487	14.1%	N/A	1,589	15.8%	N/A	1,575	16.4%	N/A

Total	$10,526	100.0%	100.0%	$10,048	100.0%	100.0%	$9,606	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.

Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
(Dollars in thousands)	June 30,	December 31,
	2007	2006
Nonaccrual loans	$2,379	$3,638
Restructured loans	—	—

Total nonperforming loans	2,379	3,638
Other real estate owned	—	363

Total nonperforming assets	$2,379	$4,001

Total impaired loans	$2,379	$4,001
Accruing loans past due ≥ 90 days	—	30
Potential problem loans	—	—
Allowance for loan losses	$10,526	$10,048

Nonperforming loans to loans	0.31%	0.51%
Allowance for loan losses to nonperforming loans	442.46%	276.19%
Allowance for loan losses to nonperforming assets	442.46%	251.13%
Nonperforming assets to total assets	0.28%	0.50%
Deposits: In the first six months of 2007, the Company made a concerted effort to attract deposits through competitive pricing and delivery of quality service. Total deposits in the first six months of 2007 increased $25.8 million to $729.6 million at June 30, 2007. Deposit portfolio growth was primarily in the areas of money market accounts and noninterest-bearing demand accounts.
The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	June 30, 2007		December 31, 2006
(Dollars in thousands)	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$107,543	14.7%	$96,858	13.8%	$10,685
NOW accounts	152,722	20.9%	152,087	21.6%	635
Money market	120,476	16.5%	101,856	14.5%	18,620
Savings	45,200	6.2%	50,036	7.1%	(4,836)
Time deposits	303,645	41.7%	302,930	43.0%	715

Total deposits	$729,586	100.0%	$703,767	100.0%	$25,819

Borrowings: Total borrowings outstanding in the first six months of 2007 increased $28.7 million, to $46.8 million at June 30, 2007. The change in borrowings is attributable to increases in short term and overnight borrowings with the Federal Home Loan Bank (“FHLB”) and issuance of additional junior subordinated debentures by the Company.
FHLB Borrowings: The Company utilizes advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short-term and long-term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets. On June 27, 2007, the Company entered into a 68 day short-term advance for $10.0 million with a fixed rate of 5.43%. All remaining borrowings with the FHLB consist of overnight borrowings.

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company called $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.0 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.
Capital
Shareholders’ Equity: Total shareholders’ equity increased $2.7 million to $69.1 million at June 30, 2007 from $66.4 million at December 31, 2006. Increases in shareholders’ equity were principally due to $4.7 million, of net income for the first six months of 2007, and proceeds from the exercise of stock awards of $675,000. These increases were offset by the payment of cash dividends of $1.0 million and the repurchase of Company stock of $1.9 million.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2007 and December 31, 2006:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	June 30,	December 31,
	capitalized	capitalized	2007	2006
Total risk-based capital ratio
Company (consolidated)	8%	N/A	12.43%	11.52%
Whidbey Island Bank	8%	10%	11.79%	11.19%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	10.95%	10.27%
Whidbey Island Bank	4%	6%	10.54%	9.94%
Leverage ratio
Company (consolidated)	4%	N/A	11.15%	10.24%
Whidbey Island Bank	4%	5%	10.75%	9.92%
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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $4.1 million for the first six months of 2007. The principal source of cash provided by operating activities was net income from continuing operations. Net investing activities used $51.3 million in the first six months of 2007. $46.3 million was used to fund net loan growth and an additional $5.0 million was used to fund the purchase of bank owned life insurance. Net cash provided by financing activities was $52.4 million for the first six months of 2007. The principal sources of cash were a $25.8 million increase in deposits, a $10.0 million net increase in other borrowings, a $10.8 million increase in the issuance of trust preferred securities and $8.0 million in overnight borrowings.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2007 and December 31, 2006, the Company’s commitments under letters of credit and financial guarantees amounted to $1.9 million and $2.0 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2007, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2006. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2006 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Issue Purchases of Equity Securities: The following table presents a summary of share repurchases made by the Company during the quarter ended June 30, 2007. In April 2007, the Board of Directors approved a share repurchase program authorizing up to 472,134 shares to be purchased.

	Total		Total number of	Maximum number
	number of	Average	shares purchased as	of shares that may
	shares	price paid	part of publicly	yet be purchased
Period	purchased	per share	announced plans	under plans

April 1 to 30, 2007	85,000	$16.00	85,000	387,134
May 1 to 31, 2007	23,541	15.57	23,541	363,593
June 1 to 30, 2007	7,436	15.48	7,436	356,157

	115,977	$15.57	115,977

Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 26, 2007. The total number of shares of common stock represented in person or by proxy at the meeting was 7,725,585 shares. This represented 82% of the 9,442,698 shares held by shareholders as of March 5, 2007 and entitled to vote at the meeting. The following issue came before the shareholders for vote:
Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2010, or until their successors are duly elected and qualified – three of the eight director position terms had expired and two were open for election. Mr. Knutson, having reached the retirement age as determined by a resolution of the Board of Directors, did not stand for reelection. WBCO’s Articles of Incorporation provide that the number of directors to be elected by the shareholders shall be not less than five nor more than 12 and that, within such minimum and maximum, the exact number of directors shall be fixed by resolution of the Board of Directors. The Board of Directors fixed the number of directors at seven, effective immediately upon retirement of director Knutson. The nominees for the two open positions were Michal D. Cann and Dennis A. Wintch, who were each elected with the following vote totals:

	For	Against	Withheld

Michal D. Cann	7,605,871	0	119,714
Dennis A. Wintch	7,601,363	0	124,222
The other five directors who continue in office are: Karl C. Krieg; Jay T. Lien; Robert B. Olson; Anthony B. Pickering; and Edward J. Wallgren.

Item 5. Other Information
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
Item 6. Exhibits
Exhibits
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASHINGTON BANKING COMPANY

Date: August 8, 2007	By /s/ Michal D. Cann

Michal D. Cann
President and
Chief Executive Officer

Date: August 8, 2007	By /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer