Form 10-Q
period 2007-09-30
WASHINGTON BANKING CO
filed 2007-11-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Large accelerated filer ☐      Accelerated filer☑      Non-Accelerated filer☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock outstanding at October 31, 2007 was 9,396,971.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Assets
Cash and due from banks ($4,218 and $3,703, are restricted, respectively,)	$20,984	$18,984
Interest-bearing deposits	278	761
Federal funds sold	4,600	—

Total cash, and cash equivalents	25,862	19,745
Investment securities available for sale	16,908	16,790

Federal Home Loan Bank stock	1,984	1,984
Loans held for sale	1,504	2,458

Loans receivable	782,095	719,580
Allowance for loan losses	(10,755)	(10,048)

Total loans, net	771,341	709,532
Premises and equipment, net	24,586	23,372
Bank owned life insurance	16,363	10,930
Other assets	8,865	9,734

Total assets	$867,413	$794,545

Liabilities and Shareholders’ Equity

Liabilities:
Deposits
Noninterest-bearing	$107,648	$96,858
Interest-bearing	332,384	303,979
Time deposits	326,276	302,930

Total deposits	766,308	703,767
FHLB overnight borrowings	—	3,075
Junior subordinated debentures	25,774	15,007
Other liabilities	3,608	6,303
Total liabilities	795,691	728,152

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares: issued and outstanding 9,396,875 at 9/30/2007 and 9,388,600 at 12/31/2006	32,335	33,016
Retained earnings	39,365	33,422
Accumulated other comprehensive income (loss)	22	(45)

Total shareholders’ equity	71,722	66,393

Total liabilities and shareholders’ equity	$867,413	$794,545

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$15,959	$14,110	$45,573	$39,679
Interest on taxable investment securities	143	108	412	332
Interest on tax exempt investment securities	65	77	204	238
Other	54	73	153	161

Total interest income	16,221	14,369	46,342	40,410
Interest expense:
Interest on deposits	5,849	4,615	16,652	11,429
Interest on other borrowings	147	45	317	423
Interest on junior subordinated debentures	469	351	1,291	995

Total interest expense	6,465	5,010	18,260	12,847
Net interest income	9,756	9,359	28,082	27,563
Provision for loan losses	800	750	2,200	2,050

Net interest income after provision for loan losses	8,956	8,609	25,882	25,513

Noninterest income:
Service charges and fees	749	812	2,362	2,481
Income from the sale of loans	192	168	558	499
SBA premium income	74	140	335	469
Other	908	672	2,425	2,032

Total noninterest income	1,923	1,792	5,680	5,481
Noninterest expense:
Salaries and benefits	4,166	4,245	12,709	12,494
Occupancy and equipment	932	907	2,867	2,656
Office supplies and printing	146	149	455	470
Data processing	185	136	493	340
Consulting and professional fees	172	195	441	472
Other	1,226	1,123	3,655	3,399

Total noninterest expense	6,827	6,755	20,620	19,831

Income before provision for income taxes	4,052	3,645	10,942	11,163
Provision for income taxes	1,232	1,003	3,394	3,483

Net income	$2,820	$2,642	$7,548	$7,680

Net income per share, basic	$0.30	$0.29	$0.80	$0.83

Net income per share, diluted(1)	$0.30	$0.28	$0.79	$0.81

Average number of shares outstanding, basic	9,323,000	9,240,000	9,392,000	9,216,000
Average number of shares outstanding, diluted	9,435,000	9,525,000	9,525,000	9,489,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	Shareholders
	Shares	Amount	earnings	compensation	income (loss)	equity
Balances at December 31, 2005 (1)	9,228	$32,492	$25,789	$(386)	$(46)	$57,849

Comprehensive income:
Net income	—	—	7,680	—	—	7,680
Net unrealized loss on securities available for sale, net of tax of ($15)	—	—	—	—	(26)	(26)

Total comprehensive income						7,654

Transition adjustment for adoption of SFAS 123(R)	—	(386)	—	386	—	—
Cash dividend, $0.15 per share(1)	—	—	(1,394)	—	—	(1,394)
Stock based compensation expense	—	190	—	—	—	190
Issuance of common stock-stock options (1) 1)	40	136	—	—	—	136
Issuance of restricted stock (1)	17	—	—	—	—	—

Balances at September 30, 2006	9,285	$32,432	$32,075	$—	$(72)	$64,435

Balances at December 31, 2006	9,389	$33,016	$33,422	$—	$(45)	$66,393
Comprehensive income:
Net income	—	—	7,548	—	—	7,548
Net unrealized gain on securities available for sale, net of tax of ($37)	—	—	—	—	67	67

Total comprehensive income						7,615

Tax benefit associated with stock-based compensation	—	138	—	—	—	138
Cash dividend, $0.17 per share	—	—	(1,605)	—	—	(1,605)
Stock-based compensation	—	250	—	—	—	250
Common stock repurchased and retired	(116)	(1,851)		—	—	(1,851)
Stock options exercised (1)	126	782	—	—	—	782
Forfeited and cancelled restricted stock	(2)	—	—	—	—	—

Balances at September 30, 2007	9,397	$32,335	$39,365	$—	$22	$71,722

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006 See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income from continuing operations	$7,548	$7,680
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment premiums, net investment	(6)	9
Deferred tax provision (benefit)	325	(717)
Depreciation and amortization	1,331	1,218
Earnings on bank owned life insurance	(433)	(273)
Provision for loan losses	2,200	2,050
Net gain on sale of other real estate	(78)	(6)
Write-downs of other real estate	—	10
Amortization of stock-based compensation	250	190
Excess tax benefit from stock-based compensation	(138)	—
Net change in assets and liabilities:
Loans held for sale	954	889
Other assets	1,612	(1,646)
Other liabilities	(2,694)	284

Cash flows from operating activities:	10,871	9,688

Cash flows from investing activities:
Purchases of available-for-sale securities	(2,635)	(2,948)
Maturities/calls/principal payments of available-for-sale securities	2,628	4,461
Net increase in loans	(65,846)	(84,687)
Purchases of premises and equipment	(2,545)	(2,728)
Purchases of bank owned life insurance	(5,000)	—
Proceeds from the sale of other real estate owned and premises and equipment	947	65

Cash flows used by investing activities	(72,451)	(85,837)

Cash flows from financing activities:
Net increase in deposits	62,541	63,231
Gross payments on other borrowed funds	—	(26,845)
New borrowings on other borrowed funds	—	16,845
Net increase in FHLB overnight borrowings	(3,075)	3,000
Gross payments on junior subordinated debentures	(15,007)	—
New borrowings on junior subordinated debentures	25,774	—
Dividends paid on common stock	(1,605)	(1,394)
Common stock repurchased and retired	(1,851)	—
Excess tax benefits from stock-based compensation	138	—
Proceeds from issuance of common stock; stock options	782	136

Cash flows from financing activities	67,697	54,973

Net change in cash and cash equivalents	6,117	(21,176)

Cash and cash equivalents at beginning of period	19,745	42,027

Cash and cash equivalents at end of period	$25,862	$20,851

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$1,838	$432
Cash paid for interest	18,290	12,213
Cash paid for income taxes	2,660	4,010
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2007 WBCO has two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2006 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2007 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2) Recent Financial Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (including an amendment of FASB Statement No. 115). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for entities’ first fiscal year that begins after November 15, 2007. The Company did not early adopt and has not determined if it will adopt the fair value option of the standard beginning on January 1, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
(3) Earnings Per Share
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average shares-basic	9,323,000	9,240,000	9,392,000	9,216,000
Effect of dilutive securities: stock awards	112,000	285,000	133,000	273,000

Weighted average shares-diluted	9,435,000	9,525,000	9,525,000	9,489,000

At September 30, 2007 and 2006, there were options to purchase 249,606 and 430,756 shares of common stock outstanding, respectively. For the three and nine months ended September 30, 2007, 82,277 and 74,013 options, respectively, were antidilutive and therefore excluded from the computation of diluted net income per share. There were no antidilutive options for the three and nine months ended September 30, 2006.
(4) Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted-average fair value per share of options granted during the nine months ended September 30, 2007 and 2006 was $5.11 and $5.98 per share, respectively. The following assumptions were used in arriving at the fair value of options granted:

	Nine Months Ended
	September 30,
	2007	2006
Risk-free interest rate	4.59%	4.95%
Dividend yield rate	1.50%	1.40%
Price volatility	33.00%	38.13%
Expected life of stock options	5 years	7 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2007 and 2006, the Company recognized $77 and $70, respectively, in stock based compensation expense as a component of salaries and benefits. As of September 30, 2007 there was approximately $375 of total unrecognized compensation cost related to non-vested stock awards.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2007	331,145	$6.06
Granted	56,586	15.98
Exercised	(127,817)	5.24		$1,316
Forfeited, expired or cancelled	(10,308)	8.90

Outstanding at September 30, 2007	249,606	$8.55	5.11	$2,922

Exercisable at September 30, 2007	161,511	$5.24	3.06	$2,414

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2007. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees and directors. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during the nine months ended September 30 2007:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2007	50,123	$12.64
Granted	2,536	15.80
Vested	(18,836)	12.27
Forfeited, expired or cancelled	(3,696)	12.52

Outstanding at September 30, 2007	30,127	$13.14	2.19

For the nine months ended September 30, 2007 and 2006 the Company recognized $146 and $121, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of September 30, 2007 there was $308 of total unrecognized compensation costs related to non-vested restricted stock.
(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees and directors. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.
The following table summarizes information on restricted stock unit activity during the nine months ended September 30 2007:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2007	—	$—
Granted	18,293	15.98
Vested	—	—
Forfeited, expired or cancelled	(478)	15.98

Outstanding at September 30, 2007	17,815	$15.98	4.18

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
For the nine months ended September 30, 2007 the Company recognized $27, in restricted stock unit compensation expense as a component of salaries and benefits. As of September 30, 2007 there was $257 of total unrecognized compensation costs related to non-vested restricted stock units.
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
Income tax expense attributable to income for the three and nine months ended September 30, 2007 and 2006 consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Federal:
Current tax expense	$1,194	$1,023	$3,069	$4,200
Deferred tax expense (benefit)	38	(20)	325	(717)

Total	$1,232	$1,003	$3,394	$3,483

The Company’s effective tax rate varies from the federal income tax statutory rates of 35.0% in 2007 and 34.4% in 2006. A reconciliation of the differences for the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Income tax expense at federal statutory rates	$1,389	$1,273	$3,827	$3,874
Federal tax credits	(100)	(300)	(300)	(300)
Tax-exempt securities	(109)	(73)	(289)	(222)
Other items	52	103	156	131

Total	$1,232	$1,003	$3,394	$3,483

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
The components of deferred income tax included in other assets in the accompanying consolidated financial statements at September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
Deferred tax assets:
Loan loss allowances	$3,764	$3,517
Deferred compensation	360	404
Other	47	20
Market value adjustment of investment securities available for sale	—	25

Total deferred tax assets	4,171	3,966

Deferred tax liabilities:
Deferred loan fees	1,935	1,552
Premises and equipment	423	433
Investment in partnership	152	140
FHLB stock	245	152
Prepaid expenses	143	111
Other	68	23
Market value adjustment of investment securities available for sale	12	—

Total deferred tax liabilities	2,978	2,411

Deferred tax assets, net	$1,193	$1,555

There was no valuation allowance for deferred tax assets as of September 30, 2007 or December 31, 2006. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax assets will be realized in the normal course of business.
(6) Subsequent Event
On October 25, 2007, the Company announced that its Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of November 9, 2007, payable on November 28, 2007.
(7) Merger with Frontier Financial Corporation
On September 26, 2007, the Company announced that its Board of Directors had entered into a definitive merger agreement with Frontier Financial Corporation (NASDAQ: FTBK). The terms of the agreement, provide, subject to certain conditions, for a merger of the Company with and into Frontier Financial Corporation and the merger of the Bank with and into Frontier Bank, a wholly owned subsidiary of Frontier Financial Corporation.
The transaction is expected to close in the first quarter of 2008, pending approval of the Company’s shareholders, regulatory approvals and satisfaction of other customary closing conditions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Nine months ended September 30, 2007 and 2006 (unaudited)
(Dollars in thousands, except per share data)
(8) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at September 30, 2007. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts are not significant as of September 30, 2007. As of September 30, 2007 the commitments under these agreements were $1,239.
At September 30, 2007, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,000 at September 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; and (5) the ability to realize efficiencies expected from investment in personnel and infrastructure; and (6) successful completion of the previously announced merger with Frontier Financial, closing of which remains subject to customary closing conditions. However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations. In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
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
On September 26, 2007, the board of directors announced that the Company had entered into a definitive merger agreement with Frontier Financial Corporation (NASDAQ: FTBK) which provides, subject to certain conditions, for a merger of the Company with and into Frontier Financial Corporation and the Bank will merge with and into Frontier Bank, a wholly owned subsidiary of Frontier Financial Corporation. At announcement date the cash and stock transaction was valued at approximately $191.1 million, or $21.40 per share, subject to certain conditions.
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

Results of Operations Overview
The Company’s net income increased to $2.8 million or $0.30 per diluted share, in the third quarter of 2007, compared with $2.6 million or $0.28 per diluted share in the third quarter of 2006. Return on average equity decreased to 16.18% in the third quarter of 2007, compared with 16.69% in the corresponding quarter of 2006.
For the first nine months of 2007, net income decreased 2% to $7.5 million and diluted earnings per share decreased to $0.79, compared with $7.7 million or $0.81 per diluted share for the same period last year. Return on average equity decreased 218 basis points to 14.74% for the first nine months of 2007, compared with 16.92% last year.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	September 30, 2007			September 30, 2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$773,145	$16,091	8.26%	$697,972	$14,130	8.03%
Federal funds sold	3,899	47	4.80%	4,740	63	5.31%
Interest-bearing cash	371	7	7.13%	759	10	5.10%
Investments Taxable	12,388	143	4.57%	11,744	108	3.65%
Non-taxable (2)	6,443	95	5.84%	7,271	114	6.24%

Interest-earning assets	796,246	16,382	8.16%	722,486	14,425	7.92%
Noninterest-earning assets	57,662			52,534

Total assets	$853,908			$775,020

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$278,977	$1,898	2.70%	$238,097	$1,258	2.10%
Savings	44,873	78	0.69%	55,947	111	0.79%
CDs	315,003	3,873	4.88%	289,908	3,246	4.44%

Total interest-bearing deposits	638,853	5,849	3.63%	583,952	4,615	3.14%

Federal funds purchased	3,482	53	6.08%	2,267	31	5.45%
Junior subordinated debentures	25,774	469	7.22%	15,007	351	9.28%
Other interest-bearing liabilities	6,413	94	5.78%	978	14	5.56%

Total interest bearing liabilities	674,522	6,465	3.80%	602,204	5,011	3.30%

Noninterest-bearing DDA	104,989			103,643
Other liabilities	4,489			6,383
Total liabilities	784,000			712,230

Total shareholders’ equity	69,908			62,790

Total liabilities and shareholders’ equity	$853,908			$775,020

Net interest income /Spread		$9,917	4.36%		$9,414	4.62%

Credit for noninterest-bearing funds			0.58%			0.55%

Net interest margin (2)			4.94%			5.17%

(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $162 and $57 for the three months ended September 30, 2007 and 2006, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income was $9.9 million for the third quarter of 2007, up $503,000 from the same period in 2006. The increase was primarily the result of an increase in interest-earning assets, offset by a decrease in the net interest margin. Average earning assets in the current quarter increased $73.8 million over the third quarter of 2006 due to higher loan volumes. The net interest margin for the third quarter of 2007 was 4.94%, a decrease of 0.23% from the comparable period in 2006. The decrease was due to the average cost of interest bearing liabilities increasing more than the average yield on interest earning assets. The yield on earning assets in the current quarter increased 0.24% over the comparable period in the prior year due primarily to higher average loan yields while the average cost of interest bearing liabilities increased 0.50% due primarily to increased costs associated with CDs and Money Market accounts (MMA). During 2007 the Company introduced new high-balance, high-yield MMAs that attracted significant deposits. MMAs averaged $132.1 million in the third quarter of 2007 compared with $90.0 million in the comparable period of 2006. These accounts pay a variable rate of interest associated with short-term market rates.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Nine Months Ended			Nine Months Ended
	September 30, 2007			September 30, 2006
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$748,356	$45,972	8.21%	$669,746	$39,754	7.94%
Federal funds sold	2,765	104	5.02%	3,509	132	5.01%
Interest-bearing cash	1,191	49	5.46%	781	29	5.01%
Investments Taxable	12,362	412	4.46%	12,783	332	3.47%
Non-taxable (2)	6,685	299	5.98%	7,460	353	6.33%

Interest-earning assets	771,359	46,835	8.12%	694,279	40,600	7.82%
Non-earning assets	55,061			50,079

Total assets	$826,420			$744,358

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$264,736	$5,171	2.61%	$225,963	$3,007	1.78%
Savings	47,062	253	0.72%	56,233	330	0.78%
Time deposits	310,147	11,228	4.84%	268,156	8,092	4.03%

Total interest-bearing deposits	621,945	16,652	3.58%	550,352	11,429	2.78%

Federal funds purchased	4,200	180	5.73%	6,198	239	5.15%
Junior subordinated debentures	22,146	1,291	7.79%	15,007	995	8.86%
Other interest-bearing liabilities	3,333	137	5.49%	5,592	185	4.41%

Total interest-bearing liabilities	651,624	18,260	3.75%	577,149	12,848	2.98%

Noninterest-bearing DDA	100,872			100,827
Other liabilities	5,430			5,705
Total liabilities	757,926			683,681

Total equity	68,493			60,677

Total liabilities and shareholder’s equity	$826,420			$744,358

Net interest income /Spread		$28,575	4.37%		$27,752	4.83%

Credit for noninterest-bearing funds			0.58%			0.51%

Net interest margin (2)			4.95%			5.34%

(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $494 and $190 for the nine months ended September 30, 2007 and 2006, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income was $28.6 million for the first nine months of 2007, up $819,000 from the same period in 2006. The increase was primarily the result of an increase in interest-earning assets, offset by a decrease in the net interest margin. Average interest-earning assets in 2007 increased $77.1 million over 2006 due to higher loan volumes. The net interest margin for 2007 was 4.95%, a decrease of 0.39% from the comparable period in 2006. The decrease was due to the average cost of interest bearing liabilities increasing more than the average yield on interest earning assets. The yield on earning assets in 2007 increased 0.30% over the comparable period in the prior year due primarily to higher average loan yields while the average cost of interest bearing liabilities increased 0.77% due primarily to increased costs associated with CDs and Money Market accounts (MMA). During 2007 the Company introduced new high-balance, high-yield MMAs that attracted significant deposits. MMAs averaged $119.3 million in 2007 compared with $87.7 million in the 2006. These accounts pay a variable rate of interest associated with short-term market rates.

The following table shows how changes in yields or rates and average balances affected net interest income for the third quarters of 2007 and 2006, as well as the first nine months of 2007 and 2006:

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2007 vs. 2006			2007 vs. 2006
	Increase (decrease) due to (2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total

Assets:
Loans (1) (3)	$1,556	$405	$1,961	$4,792	$1,426	$6,218
Federal funds sold	(10)	(6)	(16)	(28)	—	(28)
Interest-bearing cash	(15)	12	(3)	17	3	20
Investments (1)
Taxable (included invest in sub)	6	28	34	(11)	91	80
Non-taxable(2)	(12)	(7)	(19)	(35)	(19)	(54)

Total interest earning assets	$1,525	$432	$1,957	$4,735	$1,501	$6,236

Liabilities:
Deposits:
Interest demand and money market	$239	$401	$640	$581	$1,584	$2,165
Savings	(20)	(13)	(33)	(51)	(27)	(78)
Time deposits	294	333	627	1,378	1,758	3,136
Total interest bearing deposits

Fed Funds Purchased	19	4	23	(90)	32	(58)
Junior subordinated debentures	171	(53)	118	397	(100)	297
Other interest-bearing liabilities	79	1	80	(121)	73	(48)

Total interest-bearing liabilities	$782	$673	$1,455	$2,094	$3,320	$5,414

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Noninterest Income: Noninterest income in the third quarter of 2007 increased 7% to $1.9 million compared to $1.8 million in the corresponding quarter of 2006. Changes in noninterest income were primarily due to increases from the sale of loans of $24,000, investment product sales of $34,000 and bank owned life insurance (“BOLI”) of $89,000 as compared to the same period in 2006. These increases were offset by declines in SBA premiums of $66,000, and service charges and fees of $63,000.
Noninterest income of $5.7 million for the first nine months of 2007 increased 4%, compared with $5.5 million in the same period last year. Changes in noninterest income in the first nine months of 2007 were primarily due to increases in income from the sale of loans of $59,000, electronic banking fees of $145,000, and income from BOLI of $160,000 as compared to the first nine months of 2006. Additionally, the Company recognized a gain of $78,000 on the sale of a foreclosed property. These increases were offset by declines in SBA premiums of $134,000 and service charge and fees of $119,000 as compared to last year.
Noninterest Expense: Noninterest expense in the third quarter of 2007 increased $72,000 to $6.8 million compared to the corresponding quarter of 2006. Increases in noninterest expense were primarily due to increases in FDIC premiums of $50,000, data processing expense of $49,000 and occupancy expense of $25,000 due to the addition of a new branch in the fourth quarter of 2006. These increases were offset by declines in salaries and benefits of $79,000 and consulting and professional fees of $23,000 as compared to the same period in 2006. The Company’s efficiency ratio decreased to 57.65% for the third quarter of 2007 compared to 60.28% for the corresponding quarter in 2006.

Noninterest expense for the first nine months of 2007 was $20.6 million, a 4% increase over last year. The increase was principally attributed to an increase in salaries and benefits of $215,000, occupancy and equipment of $211,000, and advertising expense of $175,000. Additionally, data processing costs for the Company increased $153,000 as compared to last year due to costs related to electronic check processing. The efficiency ratio increased for the first nine months of 2007 to 60.28% compared to 59.67% in the first nine months of 2006.
Income Taxes: The Company’s consolidated effective tax rates for the third quarters of 2007 and 2006 were 30.4% and 27.5%, respectively. The effective tax rate for the first nine months of 2007 was 31.0%, and 31.2% for the corresponding period in 2006. The effective tax rates are below the federal statutory rate of 35.0% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits which are available through 2012. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.
Financial Condition Overview
Total assets were $867.4 million at September 30, 2007, an increase of $72.9 million from December 31, 2006. During the first nine months of 2007 the Company continued to focus on growing the loan and deposit portfolios. Loans at September 30, 2007 grew 9% to $782.1 million compared to December 31, 2006. Deposits at September 30, 2007 were $766.3 million, an increase of 9% from December 31, 2006.
Loans: Total loans outstanding as of September 30, 2007 were $782.1 million, an increase of $62.5 million from December 31, 2006. Loan portfolio growth during 2007 was primarily in the areas of commercial loans, commercial real estate loans and indirect consumer loans. Active loan portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.
The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	September 30, 2007		December 31, 2006		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$103,004	13.2%	$82,990	11.6%	$20,014

Real estate mortgages:
One-to-four family residential	53,543	6.9%	54,509	7.6%	(966)
Multi-family residential & commercial	276,244	35.4%	249,109	34.7%	27,135

Total real estate mortgages	329,788	42.3%	303,618	42.3%	26,170
Real estate construction:
One-to-four family residential	97,287	12.5%	96,107	13.3%	1,180
Multi-family and commercial	44,464	5.7%	46,329	6.5%	(1.865)

Total real estate construction	141,751	18.2%	142,436	19.8%	(685)
Consumer:
Indirect	117,384	15.1%	104,794	14.6%	12,590
Direct	87,439	11.2%	83,741	11.7%	3,698

Total consumer	204,824	26.3%	188,535	26.3%	16,289

Subtotal	779,366	100%	717,579	100.0%	61,787

Deferred loan fees, net	2,730		2,001		729

Total loans, net	$782,095		$719,580		$62,515

Allowance for Loan Losses: The allowance for loan losses at September 30, 2007 was $10.8 million or 1.38% of total loans and 812.27% of total non-performing loans. This compares with an allowance of $10.1 million or 1.40% of total loans and 276.19% of total non-performing loans at December 31, 2006.
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

	Three Months Ended		Nine Months Ended
	September 30		September 30
(Dollars in thousands)	2007	2006	2007	2006
Balance at beginning of period	$10,526	$9,606	$10,048	$8,810

Charge-offs:
Commercial	(312)	(285)	(928)	(751)
Real estate	(20)	—	(20)	(86)
Consumer:
Direct	(241)	(67)	(526)	(261)
Indirect	(200)	(161)	(598)	(562)

Total charge-offs	$(773)	$(513)	$(2,072)	$(1,660)

Recoveries:
Commercial	64	12	168	313
Real estate	2	3	75	5
Consumer:
Direct	53	37	136	158
Indirect	82	90	200	309

Total recoveries	$202	$142	$579	$785

Net charge-offs	(571)	(371)	(1,493)	(875)
Provision for loan losses	800	750	2,200	2,050

Balance at end of period	$10,755	$9,985	$10,755	$9,985

Indirect net charge-offs to average indirect loans	0.42%	0.29%	0.49%	0.35%
Other net charge-offs to average other loans (1)	0.27%	0.20%	0.23%	0.15%
Net charge-offs to average loans (1)	0.29%	0.21%	0.27%	0.17%

(1)	Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first nine months of 2007 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans, and charge-off and recovery activity.
During the third quarter of 2007, the Company recorded a $800,000 provision for loan losses compared to $750,000 for the third quarter in 2006. Net charge-offs for third quarter of 2007 were $571,000, a $200,000 increase over the third quarter of 2006.
During the first nine months of 2007, the Company recorded a $2.2 million provision for loan losses compared to $2.1 million for the corresponding period in 2006. Net charge-offs for the first nine months of 2007 increased $618,000 to $1.5 million, compared with $875,000 in the same period last year.

The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	September 30, 2007			December 31, 2006			September 30, 2006
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)
Balance applicable to:
Commercial	$954	8.9%	13.2%	$782	7.8%	11.6%	$786	7.9%	11.5%
Real estate mortgage	3,541	32.9%	42.3%	3,303	32.9%	42.3%	3,250	32.5%	41.3%
Real estate construction	1,709	15.9%	18.2%	1,781	17.7%	19.8%	1,898	19.0%	21.3%
Consumer	2,756	25.6%	26.3%	2,593	25.8%	26.3%	2,541	25.4%	25.9%
Unallocated	1,795	16.7%	N/A	1,589	15.8%	N/A	1,510	15.2%	N/A

Total	$10,755	100%	100%	$10,048	100.0%	100.0%	$9,985	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.
Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	September 30,	December 31,
(Dollars in thousands)	2007	2006
Nonaccrual loans	$1,324	$3,638
Restructured loans	—	—

Total nonperforming loans	1,324	3,638
Other real estate owned	1,332	363

Total nonperforming assets	$2,656	$4,001

Total impaired loans	$2,656	$4,001
Accruing loans past due ≥ 90 days	—	30
Potential problem loans	—	—
Allowance for loan losses	$10,755	$10,048

Nonperforming loans to loans	0.17%	0.51%
Allowance for loan losses to nonperforming loans	812.27%	276.19%
Allowance for loan losses to nonperforming assets	404.91%	251.13%
Nonperforming assets to total assets	0.31%	0.50%

Deposits: In the first nine months of 2007, the Company made a concerted effort to attract deposits through competitive pricing and delivery of quality service. Total deposits in the first nine months of 2007 increased 9%, or $62.5 million. Money market accounts were the largest portion of the deposit growth, a $45.3 million increase for the period. The following table further details the major components of the deposit portfolio:

		Deposit Composition as of:
	September 30, 2007		December 31, 2006		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2007 vs. 2006
Noninterest-bearing demand	$107,648	14.0%	$96,858	13.8%	$10,790
NOW accounts	140,854	18.4%	152,087	21.6%	(11,233)
Money market	147,195	19.2%	101,856	14.5%	45,339
Savings	44,335	5.8%	50,036	7.1%	(5,701)
Time deposits	326,276	42.6%	302,930	43.0%	23,346

Total deposits	$766,308	100.0%	$703,767	100.0%	$62,541

Other Borrowings: Total borrowings outstanding in the first nine months of 2007 increased $7.7 million, to $25.8 million at September 30, 2007. The change in borrowings is attributable to reductions in overnight borrowings with the Federal Home Loan Bank (“FHLB”) and issuance of additional junior subordinated debentures by the Company.
FHLB Borrowings: The Company utilizes advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short-term and long-term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets. At September 30, 2007, the Company had no outstanding borrowings with the FHLB.
Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.0 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.
Capital
Shareholders’ Equity: Total shareholders’ equity increased 8% to $71.7 million at September 30, 2007 from $66.4 million at December 31, 2006. Increases in shareholders equity were principally due to $7.5 million of net income for the first nine months of 2007, and proceeds from the exercise of stock awards of $782,000. These increases were offset by the payment of cash dividends of $1.6 million and repurchase of Company stock of $1.9 million.
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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2007 and December 31, 2006:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2007	2006
Total risk-based capital ratio

Company (consolidated)	8%	N/A	12.46%	11.52%
Whidbey Island Bank	8%	10%	11.92%	11.19%

Tier 1 risk-based capital ratio

Company (consolidated)	4%	N/A	11.08%	10.27%
Whidbey Island Bank	4%	6%	10.67%	9.94%

Leverage ratio

Company (consolidated)	4%	N/A	11.19%	10.24%
Whidbey Island Bank	4%	5%	10.78%	9.92%
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
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $10.9 million for the first nine months of 2007. Net cash of $72.5 million was used in investing activities consisting principally of $65.8 million in net loan growth. The $67.7 million of cash provided by financing activities consisted principally of $62.5 million in net deposit growth and $25.8 million in new borrowings on trust preferred securities which were offset by $18.1 million in net repayments of borrowings, $1.6 million in dividends to shareholders and $1.9 million in shares repurchased.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance-sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2007 and December 31, 2006, the Company’s commitments under letters of credit and financial guarantees amounted to $1.2 million and $2.0 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2007, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2006. Should rates decrease, the Company may, or may not be negatively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2006 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
In addition to the risk factor set forth below, please refer to Part 1, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for additional risk factors.
If the merger is not approved, the Company may experience adverse consequences.
Management has expended substantial time and effort in negotiating the merger agreement with Frontier Financial Corporation and the related arrangements connected with the merger agreement. Moreover, the Company’s board of directors has agreed to certain arrangements intended to avert any unsolicited attempt to gain control of the Company during the pendency of the merger transaction, including certain breakup fees and expense reimbursements. Additionally, the merger reflects a substantial aspect of management’s strategic planning for the Company’s future. Were the merger not to be consummated, the Company would be forced to make substantial adjustments in its strategic plans, which would require additional management time and effort and which might not be successful. Therefore, if the merger is not consummated, the Company may experience adverse impacts on its strategic direction and its operating capabilities, and these impacts may be material. Finally, the termination or abandonment of the merger would likely have an adverse impact upon investors’ views as to the attractiveness of the Company’s common stock, which would likely result in a reduced market price for the Company’s common stock, and such reduction may be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
Item 6. Exhibits
Exhibits

2.1	Agreement and Plan of Merger, dated as of September 26, 2007, between Frontier Financial Corporation and Washington Banking Company
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASHINGTON BANKING COMPANY

Date: November 8, 2007	By	/s/ Michal D. Cann

Michal D. Cann
President and Chief Executive Officer

Date: November 8, 2007	By	/s/ Richard A. Shields

Richard A. Shields Executive Vice President and
Chief Financial Officer