Form 10-K
period 2007-12-31
WASHINGTON BANKING CO
filed 2008-03-13
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruler 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting Company ☐

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes ☐     No ☑

The aggregate market value of Common Stock held by non-affiliates of registrant at June 29, 2007 was approximately $153,133,215 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 29, 2007 of $15.15.

The number of shares of registrant’s Common Stock outstanding at March 06, 2008 was 9,465,464.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement to be filed within 120 days of our 2007 fiscal year end	Part III, except the reports of the audit and compensation committees

PART I

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) may contain forward-looking statements that are subject to risks and uncertainties. These forward-looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and loan losses, and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission, factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure; and (6) successful completion of our previously announced merger with Frontier Financial, the closing of which remains subject to customary closing conditions. Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made. Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.

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

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note 8- Trust Preferred Securities and Junior Subordinated Debentures for further details.

Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in Federal tax credits related to the New Markets Tax Credit program.

At December 31, 2007, the Company had total assets of $882.3 million, total deposits of $758.4 million and shareholders’ equity of $73.6 million. A more thorough discussion of the Company’s financial performance appears in Item 7– Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Growth Strategy

On September 26, 2007, the board of directors announced that the Company had entered into a definitive merger agreement with Frontier Financial Corporation (NASDAQ: FTBK) which provides, subject to certain conditions, for a merger of the Company with and into Frontier Financial Corporation and the Bank will merge with and into Frontier Bank, a wholly owned subsidiary of Frontier Financial Corporation. At announcement date the cash and stock transaction was valued at approximately $191.1 million, or $21.40 per share, subject to certain conditions. It is anticipated that the merger will closed in the second quarter of 2008.

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

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

Michal D. Cann	59	President and Chief Executive Officer	1992
Joseph W. Niemer	56	Executive Vice President and Chief Credit Officer	2005
Richard A. Shields	48	Executive Vice President and Chief Financial Officer	2004
John L. Wagner	64	Executive Vice President and Chief Operating Officer	2004

Michal D. Cann.  Mr. Cann, 59, has been the President and Chief Executive Officer of the Company since its inception in 1996, the President and Chief Executive Officer of the Bank since 1993, and a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

Joseph W. Niemer.  Mr. Niemer, 56, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.

Richard A. Shields.  Mr. Shields, 48, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at Umpqua Bank that has grown substantially both organically and through multiple acquisitions.

John L. Wagner.  Mr. Wagner, 64, is the Executive Vice President and Chief Operating Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County.  In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Employees

The Company had 283 full time equivalent employees at December 31, 2007. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

The Company’s principal subsidiary, Whidbey Island Bank, provides services through nineteen bank branches in five counties located in northwestern Washington. The Company’s executive officers are fully involved and responsible for managing the day-to-day business of the Bank.

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

In the liquidation or other resolution of a failed insured depository institution, deposits in offices and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including nondeposit claims, and claims of a parent company such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors

Capital Adequacy.  The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2007, the Company and the Bank exceeded the minimum capital standards.

Sarbanes-Oxley Act of 2002.  The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended, including provisions of the Sarbanes Oxley Act of 2002.

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

Effects of Governmental Monetary Policies

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank’s loans, securities and other interest-earning assets and the interest paid on a bank’s deposits and other interest-bearing liabilities is the major source of a bank’s earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

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

Growth and Management.  Financial performance and profitability will depend on the Company’s ability to manage recent growth and successful completion of the previously announced merger with Frontier Financial Corporation is a key factor in potential future growth. In addition, if the merger is not completed that could have an adverse effect on the Company’s business, financial condition and results of operations. Accordingly, there can be no assurance that the Company will be able to execute a growth strategy or maintain the level of profitability that it has achieved in the past.

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

Merger with Frontier.  Our management has expended substantial time and effort in negotiating the merger agreement and the related arrangements connected with the merger with Frontier. Moreover, the board of directors has agreed to certain arrangements intended to avert any unsolicited attempt to gain control of the Company during the pendency of this transaction, including certain breakup fees and expense reimbursements. Additionally, the merger reflects a substantial aspect of management’s strategic planning for the Company’s future. Were the merger with Frontier not to be consummated, the Company would be forced to make substantial adjustments in its strategic plans, which would require additional management time and effort and which might not be successful. Therefore, if the merger with Frontier is not consummated, the Company may experience adverse impacts on its strategic direction and its operating capabilities, and these impacts may be material. Finally, the termination or abandonment of the merger with Frontier may have an adverse impact upon investors’ views as to the attractiveness of the Company’s common stock, which may result in a reduced market price for the Company’s common stock, and such reduction may be material.

Item 1B.	Unresolved Staff Comments

The Company had no unresolved staff comments from the Securities and Exchange Commission.

Item 2.	Properties

The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2007, the Bank conducted business at 20 branch locations, thirteen of which are owned by the Bank, including the main office in Coupeville, WA, and seven are leased under various agreements. The Company owns two additional facilities for administrative purposes.

The Company purchased property in the Smokey Point/Arlington, WA area and completed construction of a new building with plans to relocate the Smokey Point branch, which is currently leased. Management anticipates branch opening during the second quarter of 2008.

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

No matters were submitted to a vote of securities holders of the Company during the quarter ended December 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq National Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of March 6, 2008, the Company’s common stock was held of record by approximately 309 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2007 and 2006, as adjusted for stock dividends and splits:

	2007			2006
	High	Low	Dividend	High	Low	Dividend

First quarter	$15.12	$15.12	$0.05	$15.52	$14.21	$0.050
Second quarter	15.99	15.02	0.06	17.97	14.42	0.050
Third quarter	20.24	13.60	0.06	18.39	15.20	0.050
Fourth quarter	20.94	14.90	0.06	18.09	16.13	0.050

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. For 1997 and prior years, cash dividends were paid on an annual basis. After completion of the initial public offering in 1998, the Company has paid cash dividends on a quarterly basis. The Company declared a 5-for-4 stock split, which was distributed on September 6, 2006. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2007.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2007.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2007, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) and (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1 billion).

The graph assumes $100.00 was invested on December 31, 2002, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07

Washington Banking Company	100.00	139.43	182.14	247.51	288.49	275.29
NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60
SNL Bank NASDAQ	100.00	129.08	147.94	143.43	161.02	126.42
SNL Bank $500M – $1B	100.00	144.19	163.41	170.41	193.81	155.31

Source: SNL Financial LC,

Charlottesville, VA (434) 977-1600 © 2008

Item 6.	Selected Financial Data

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

	Years Ended December 31
(Dollars in thousands, except per share amounts)	2007	2006	2005	2004	2003

Operating data:
Total interest income	$62,368	$55,185	$45,582	$38,319	$35,803
Total interest expense	24,810	18,441	11,566	8,837	8,737

Net interest income	37,558	36,744	34,016	29,482	27,066
Provision for loan losses	(3,000)	(2,675)	(2,250)	(3,500)	(3,200)

Net interest income after provision	34,558	34,069	31,766	25,982	23,866
Service charges on deposits	3,135	3,296	3,150	2,986	2,127
Other noninterest income	4,355	3,954	4,357	3,830	3,824

Total noninterest income	7,490	7,250	7,507	6,816	5,969
Noninterest expense	28,471	27,530	25,225	23,637	21,070

Income before income taxes	13,577	13,789	14,048	9,161	8,765
Provision for income taxes	4,179	4,298	4,580	2,985	2,798

Loss from discontinued operations, net of tax	—	—	—	(370)	(56)

Net income	$9,398	$9,491	$9,468	$6,176	$5,967

Average number of shares outstanding, basic	9,365,000	9,217,000	9,098,000	9,012,000	8,902,000
Average number of shares outstanding, diluted	9,493,000	9,490,000	9,428,000	9,326,000	9,248,000
Per share data(1):
Net income per share, basic	$1.00	$1.03	$1.04	$0.69	$0.67
Net income per share, diluted	0.99	1.00	1.00	0.66	0.65
Book value per share	7.78	7.07	6.27	5.48	4.97
Dividends per share	0.23	0.20	0.18	0.18	0.14
Balance sheet data:
Total assets	$882,289	$794,545	$725,976	$657,724	$581,741
Loans receivable	805,862	719,580	630,258	579,980	499,919
Allowance for loan losses	11,126	10,048	8,810	7,903	6,116
Other real estate owned	1,440	363	—	1,222	504
Federal funds sold	—	—	21,095	—	4,795
Deposits	758,354	703,767	637,489	563,001	501,497
Other borrowed funds	—	—	10,000	5,000	12,500
Junior subordinated debentures	25,774	15,007	15,007	15,007	—
Trust preferred securities	—	—	—	—	15,000
Shareholders’ equity	73,570	66,393	57,849	49,591	44,360

(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006, 4-for-3 stock split distributed on May 17, 2005 and 15% stock dividend distributed February 26, 2004.

(Continued)

	Years Ended December 31
	2007	2006	2005	2004	2003

Selected performance ratios:
Return on average assets	1.12%	1.25%	1.37%	0.98%	1.06%
Return on average equity	13.53%	15.36%	17.87%	13.37%	14.43%
Net interest margin (fully tax-equivalent)	4.89%	5.25%	5.33%	5.12%	5.19%
Net interest spread	4.32%	4.73%	4.99%	4.86%	4.90%
Noninterest expense to average assets	3.40%	3.64%	3.64%	3.71%	3.73%
Efficiency ratio (fully tax-equivalent)	62.31%	62.07%	60.37%	63.55%	62.96%
Dividend payout ratio	23.07%	19.58%	16.97%	23.24%	21.63%
Asset quality ratios:
Nonperforming loans to period-end loans	0.35%	0.51%	0.34%	0.48%	0.83%
Allowance for loan losses to period-end loans	1.38%	1.40%	1.40%	1.36%	1.22%
Allowance for loan losses to nonperforming loans	395.41%	276.19%	408.06%	281.05%	147.09%
Nonperforming assets to total assets	0.49%	0.50%	0.30%	0.61%	0.80%
Net loan charge-offs to average loans outstanding	0.25%	0.20%	0.22%	0.32%	0.56%
Capital ratios:
Total risk-based capital	12.45%	11.52%	11.52%	11.40%	12.01%
Tier 1 risk-based capital	11.14%	10.27%	10.28%	10.15%	10.85%
Leverage ratio	10.29%	10.24%	10.26%	9.87%	10.17%
Average equity to average assets	8.30%	8.17%	7.65%	7.36%	7.33%
Other data:
Number of banking offices	20	20	19	18	17
Number of full time equivalent employees	283	324	296	289	300

Summary of Quarterly Financial Information

See Item 8 – Financial Statements and Supplementary Data, Note 21- Selected Quarterly Financial Data (Unaudited)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8 – Financial Statements and Supplementary Data.

Executive Overview

For the year ended December 31, 2007, the Company reported total assets of $882.3 million, total loans of $805.9 million, total deposits of $758.4 million and shareholders’ equity of $73.6 million. Some of the Company’s achievements were not necessarily reflected in the operating results. Events in 2007 included:

•	Organic loan growth was 12% and deposit growth was 8%.

•	Maintained exceptional credit quality standards, with net charge-offs of only 0.25% of average loans for 2007. The ratio of nonperforming assets to total assets at December 31, 2007 was 0.49%.

•	Increased cash dividend by 20% to $0.06 per quarter.

•	The Company entered into a merger agreement with Frontier Financial Corporation, whereby the Company will be acquired by Frontier Financial. The merger is expected to close during the second quarter of 2008.

The Company also dealt with some challenges in the past year including:

•	Diluted earnings per share were flat at $0.99 and $1.00 for the years ended 2007 and 2006, respectively. Diluted earnings per share for both years were impacted by net interest margin compression. One time charges of

$513,000 for merger related expenses, and $308,000 for net deferred loan costs impacted 2007 earnings. Additionally, a one time restructuring charge of $575,000 related to restructuring backroom operations and reducing the workforce by twenty employees impacted 2006 earnings.

•	The Company’s net interest margin compressed during 2007 due to increasing deposit costs and the inverted yield curve (where short-term interest rates were higher than longer term rates). The fully tax-equivalent net interest margin for 2007 was 4.89%, down 36 basis points from 2006.

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

Results of Operations Overview

Net income for the year 2007 was $9.4 million, compared with $9.5 million in 2006, and $9.5 million in 2005. Diluted earnings per share for the years ended 2007, 2006 and 2005 were $0.99, $1.00 and $1.00, respectively. Return on average equity decreased to 13.53% in 2007, compared with 15.36% in 2006. Return on average equity in 2005 was 17.87%.

Net Interest Income:  One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Net Interest Income Analysis as of:
	Years Ended December 31
	2007			2006			2005
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets

Loans(1)(2)	$759,242	$61,911	8.15%	$682,939	$54,450	7.97%	$608,998	$44,499	7.31%

Federal funds sold	2,395	121	5.06%	2,686	135	5.02%	12,365	440	3.56%

Interest-bearing cash	964	52	5.39%	844	43	5.10%	897	28	3.12%

Investments:

Taxable	12,198	547	4.48%	12,618	457	3.62%	14,158	399	2.82%

Non-taxable(2)	6,497	384	5.91%	7,306	458	6.27%	6,810	477	7.00%

Interest-earning assets	781,296	63,015	8.07%	706,393	55,543	7.86%	643,228	45,843	7.13%

Noninterest-earning assets	55,442			50,384			49,832

Total assets	$836,738			$756,777			$693,060

Liabilities and Shareholders’ Equity

Deposits:

Interest-bearing demand and money market	$268,817	$7,049	2.62%	$231,316	$4,521	1.95%	$227,588	$2,485	1.09%

Saving deposits	46,152	311	0.67%	55,139	432	0.78%	57,131	448	0.78%

Time deposits	316,308	15,309	4.84%	276,211	11,604	4.20%	224,002	7,024	3.14%

Interest-bearing deposits	631,277	22,669	3.59%	562,666	16,557	2.94%	508,721	9,957	1.96%

Fed funds purchased	4,480	242	5.40%	6,850	362	5.29%	5,740	159	2.77%

Junior subordinated debentures	23,061	1,762	7.64%	15,007	1,337	8.91%	15,007	1,071	7.14%

Other interest-bearing liabilities	2,493	137	5.49%	4,183	185	4.41%	9,846	379	3.85%

Interest-bearing liabilities	661,311	24,810	3.75%	588,706	18,441	3.13%	539,314	11,566	2.14%

Noninterest-bearing deposits	100,830			100,267			96,511

Other noninterest-bearing liabilities	5,109			6,004			4,250

Total liabilities	767,250			694,977			640,075

Shareholders’ equity	69,488			61,800			52,985

Total liabilities and shareholders’ equity	$836,738			$756,777			$693,060

Net interest income(2)		$38,205			$37,102			$34,277

Net interest spread			4.32%			4.73%			4.99%

Net interest margin(2)			4.89%			5.25%			5.33%

(1)	Of this amount, loan fees accounted for $2,406, $2,001, and $1,003, for the years ended December 31, 2007, 2006 and 2005, respectively. Loan totals include both current and nonaccrual loans.

(2)	Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 35.0%, 34.4% and 34.3%, for the years ended December 31, 2007, 2006 and 2005, respectively. These adjustments were $647, $358, and $259, for the years ended December 31, 2007, 2006 and 2005, respectively.

Net interest income on a taxable-equivalent basis totaled $38.2 million at December 31, 2007 compared with $37.1 million in 2006. Changes in net interest income during the year were principally caused by an increase in average earning assets due to strong loan growth and higher yields on earning assets. The yields on interest earning assets increased 21 basis points to 8.07% at December 31, 2007. Competition for deposits caused the average cost of interest-bearing liabilities to increase 62 basis points during 2007, which was exacerbated by the change in deposit mix towards higher-cost time deposit and money market products. As a result, the interest rate spread contracted 41 basis points in 2007 to end the year at 4.32%.

Net interest income on a tax-equivalent basis totaled $37.1 million at December 31, 2006. Changes in net interest income were principally due to an increase in average earning assets due to strong loan growth and higher yields on earning assets. The yields on interest-earning assets increased 73 basis points to 7.86% at December 31, 2006. Pricing pressure caused the average cost of interest-bearing liabilities to increase 99 basis points during 2006, which was exacerbated by the change in deposit mix towards higher cost time deposit and money market products. As a result, the interest rate spread contracted 26 basis points in 2006 to end the year at 4.73%.

The following table details the effects of the interest changes over the last two years:

	Interest Rate & Volume Analysis
	2007 compared to 2006			2006 compared to 2005
	Increase (decrease) due to(2)			Increase (decrease) due to(2)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Loans(1)(3)	$6,199	$1,263	$7,462	$5,711	$4,289	$10,000
Federal funds sold	(15)	1	(14)	(645)	340	(305)
Interest-earning cash	6	3	9	(2)	60	58
Securities(1)	(64)	79	15	14	(17)	(3)

Total interest income	$6,126	$1,346	$7,472	$5,078	$4,672	$9,750

Interest-bearing demand deposits	$813	$1,714	$2,527	$41	$1,995	$2,036
Savings deposits	(65)	(56)	(121)	(16)	—	(16)
Time deposits	1,810	1,895	3,705	1,863	2,717	4,580
Fed funds purchased	(128)	7	(121)	36	167	203
Junior subordinated debentures	579	(153)	426	—	266	266
Trust preferred securities	—	—	—	—	—	—
Other borrowings	(121)	73	(48)	(257)	61	(196)

Total interest expense	$2,888	$3,480	$6,368	$1,667	$5,206	$6,873

(1)	Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 35.0%, 34.4% and 34.3%, for the years ended December 31, 2007, 2006 and 2005, respectively.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

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

In 2007, the provision for loan losses increased 12% to $3.0 million, compared with $2.7 million in 2006. Changes in the provision were due to slightly higher net charge-offs of $1.9 million in 2007, compared with $1.4 million in 2006 and continued loan portfolio growth as compared to 2006. During 2007, the allowance for loan losses as a percent of total loans was 1.38% as compared to 1.40% in 2006.

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

Noninterest Income:  Noninterest income remains a key focus of the Company. Since 2005, the Company has focused on diversifying the noninterest income mix. In 2005, 52% of noninterest income consisted of income from sale of loans and service charges, while in 2006, 55% of noninterest income was derived from these products. In 2007, 51% of noninterest income came from income from sale of loans and service charges. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products consisting primarily of annuity sales, and investment service fees, and income from the Company’s Bank Owned Life Insurance (“BOLI”).

In 2007, noninterest income increased 3% to $7.5 million, compared with $7.3 million in 2006. Changes in noninterest income were primarily due to increases in electronic banking fees of $200,000 and BOLI income of $214,000 as compared to 2006. These increases in noninterest income were offset by a decline in service charges of $161,000, Small Business Administration (“SBA”) loan sale premiums of $107,000 and income from the sale of mortgage loans of $42,000 as compared to 2006.

In 2006, noninterest income declined 3% to $7.3 million, compared with $7.5 million in 2005. Changes in noninterest income were primarily due to increases in service charges and fees of $146,000 and electronic banking fees of $288,000 as compared to 2005. These increases in noninterest income were offset by a decline in annuity sales commissions of $388,000, SBA loan sale premiums of $418,000 and income from the sale of mortgage loans of $64,000 as compared to 2005.

Noninterest Expense:  The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. As a result of consolidating back office operations and improving operating efficiencies, the Company continued to successfully manage noninterest expense in 2007 and 2006. Due to this focused effort, noninterest expense grew by only $941,000 and $2.3 million in 2007 and 2006, respectively.

The Company’s efficiency ratio was relatively stable at 62.31% in 2007 as compared to 62.07% in 2006. As detailed in the table below, the efficiency ratios for 2007 and 2006 were directly impacted by one time charges for merger-related expenses and restructuring charges, respectively.

		Years Ended December 31						Change		Change
(Dollars in thousands)		2007		2006		2005		2007 vs. 2006		2006 vs. 2005

Salaries and benefits	$	19,777	$	19,757	$	17,993	$	20	$	1,764

Less: loan origination costs		(2,695)		(2,950)		(2,918)		255		(32)

Net salaries and benefits (as reported)		17,082		16,807		15,075		275		1,732
Occupancy expense		3,805		3,596		3,373		209		223
Office supplies and printing		558		640		659		(82)		(19)
Consulting and professional fees		735		769		829		(34)		(60)
Data processing		663		479		493		184		(14)
Merger related expenses		513		—		—		513		—
Restructuring charge		—		575		—		(575)		575
Other		5,115		4,664		4,796		451		(132)

Total noninterest expense	$	28,471	$	27,530	$	25,225	$	941	$	2,305

The changes in noninterest expenses in 2007 compared to 2006 were related to the following areas:

•	Salaries and benefits were flat due to the Company maintaining employee benefit expenses at 2006 levels and the reduction of full time equivalent employees (FTE’s). The Company’s number of FTE’s decreased to 283 at December 31, 2007 from 324 at year end 2006. However, in December 2006, the Company eliminated twenty positions within the Bank; this reduction in workforce was primarily in back office operations. These employees were included in total FTE’s at December 31, 2006.

•	Occupancy expense was $3.8 million in 2007 compared to $3.6 million in 2006. The increase in occupancy expense was primarily due to the addition of new locations.

•	The Company incurred $513,000 in expenses related to the previously announced merger with Frontier Financial Corporation.

•	The increase in other expenses was due primarily to a one-time adjustment of $308,000 in net deferred loan costs which were written off on closed loans. In 2007, a review of the Company’s loan system found active amortizing net deferred loan costs on closed loans; the Company’s accounting policy is to recognize all remaining unamortized net deferred loan costs at time of loan payoff.

The changes in noninterest expenses in 2006 compared to 2005 were related to the following areas:

•	The increase in salaries and benefits expense in 2006 was primarily a result of the following items:

•	The Company recorded $133,000 of pre-tax stock option expense in 2006 under Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” compared to no stock option expense in 2005. Additionally, the Company issued restricted stock awards in 2005 and 2006 which attributed an additional $183,000 of expense in 2006. See Item 8 – Financial Statements and Supplementary Data, Note 12 – Stock Incentive Plans.

•	Salaries increased by $1.7 million or 11% compared to 2005. The increase was attributable to general wage increases and commissions paid on sales of nondeposit investment products. The Company’s number of full time equivalent employees increased to 324 from 296 at December 31, 2006 and 2005, respectively. However, in December 2006, the Company eliminated twenty positions within the Bank; this reduction in workforce was primarily in back office operations. The Company recorded a one-time restructuring charge of $575,000 consisting primarily of severance packages and early vesting of stock awards.

•	Employee benefits paid by the Company increased $139,000 or 9% as compared to 2005. This increase was due primarily to increased costs of health insurance.

•	Occupancy expense was $3.6 million in 2006 compared to $3.4 million in 2005. The increase in occupancy expense was primarily due to the addition of new locations.

•	The Company had related expenses on several foreclosed properties totaling $43,000, and $253,000 in 2006 and 2005, respectively. These properties were subsequently sold. For further details concerning foreclosed properties, see the Credit Risks and Asset Quality section found in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Income Tax:  The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, decreased to 30.78%, in 2007 compared to an effective tax rate of 31.17% and 31.60% for 2006 and 2005, respectively. The effective tax rate is lower than the federal statutory rate of 35.00% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s 2007 and 2006 tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank will be awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8 – Financial Statements and Supplementary Data, Note 9 – Income Taxes.

Financial Condition Overview

In 2007, the Company continued to focus on growing its loan portfolio and deposit funding base. Loans at December 31, 2007 grew 12% to $805.9 million compared to $719.6 million at December 31, 2006. Deposits at December 31, 2007 grew 8% to $758.4 million compared to $703.8 million at December 31, 2006. Shareholders’ equity increased $7.2 million to $73.6 million, with a book value of $7.78 per share at December 31, 2007. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

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

In 2007, total investment securities decreased $3.0 million compared to 2006. The decrease was a result of the maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand. During 2006, total investment securities decreased $2.3 million compared to 2005. The decrease was a result of the maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand. The Company’s investment portfolio mix, based upon amortized cost, is outlined in the table below:

Investment Portfolio as of:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005

U.S. government agency securities	$8,537	$9,872	$10,361
Pass-through securities	78	101	127
Corporate obligations	—	—	987
Preferred stock	—	—	—
State & political subdivisions	5,217	6,817	7,602

Total(1)	$13,832	$16,790	$19,077

(1)	No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The average life of the Company’s investment portfolio in 2007 increased to 4.4 years from 3.9 years in 2006. The following table further details the Company’s investment portfolio, based upon market value at December 31, 2007. Additional information about the investment portfolio is provided in Item 8 – Financial Statements and Supplementary Data, Note 3 – Investment Securities.

	Investment Portfolio Maturities and Average Yield
	December 31, 2007
	Within			Over
(Dollars in thousands)	1 year	1-5 years	5-10 years	10 years	Total

U.S. government agency securities
Balance	$1,999	$6,538	$—	$—	$8,537
Weighted average yield	4.41%	7.48%	—	—	4.23%
Pass-through securities
Balance	—	78	—	—	78
Weighted average yield	—	5.28%	—	—	4.84%
State and political subdivisions
Balance	850	1,978	2,389	—	5,217
Weighted average yield	3.80%	4.12%	3.75%	—	3.75%

Total balance	$2,849	$8,594	$2,389	$—	$13,832

Weighted average yield

Loans:  Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. In 2007, loans increased 12% or $86.3 million to $805.6 million compared to $719.6 million in 2006. In 2007, commercial and commercial real estate segments were the primary source of growth, adding an additional $67.1 million in loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community. The following table further details the loan portfolio:

	Loan Portfolio Composition as of:
	December 31
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$102,284	12.7%	$82,990	11.6%	$78,723	12.6%	$80,927	14.0%	$87,371	17.5%

Real estate mortgages:

One-to-four family residential	56,636	7.0%	54,554	7.6%	45,326	7.2%	46,242	8.0%	35,209	7.1%

Commercial	296,902	37.0%	249,109	34.7%	218,260	34.7%	173,280	29.9%	133,539	26.7%

Total real estate mortgages	353,538	44.0%	303,663	42.3%	263,586	41.9%	219,522	37.9%	168,748	33.8%

Real estate construction	146,647	18.3%	142,436	19.8%	113,661	18.1%	105,940	18.3%	70,974	14.2%

Consumer	200,987	25.0%	188,490	26.3%	173,270	27.4%	172,249	29.8%	171,734	34.5%

Subtotal	803,456	100.0%	717,579	100.0%	629,240	100.0%	578,638	100.0%	498,827	100.0%

Less: allowance for loan losses	(11,126)		(10,048)		(8,810)		(7,903)		(6,116)

Deferred loan fees, net	2,406		2,001		1,018		1,342		1,092

Loans, net	$794,736		$709,532		$621,448		$572,077		$493,803

The Company’s loan portfolio is comprised of the following loan types:

•	Commercial Loans: Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

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

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company currently sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2007, the Company sold total guaranteed portions of SBA loans in the amount of $6.1 million, compared with $5.4 million in 2006. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

Maturity and Sensitivity of Loans to Changes in Interest Rates

	Maturing
(Dollars in thousands)	Within 1 year	1 - 5 years	After 5 years	Total

Commercial	$38,619	$37,408	$26,257	$102,284
Real estate construction:
One-to-four family residential	69,112	30,813	1,987	101,912
Commercial	27,086	13,567	4,082	44,735

Total real estate construction	96,198	44,380	6,069	146,647

Total	$134,817	$81,788	$32,326	$248,931

Fixed-rate loans	$25,240	$37,751	$6,620	$69,611
Variable-rate loans	109,577	44,037	25,706	179,320

Total	$134,817	$81,788	$32,326	$248,931

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

	Nonperforming Assets as of:
	Years Ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Nonaccrual loans	$2,839	$3,638	$2,159	$2,812	$4,158
Restructured loans	—	—	—	—	—

Total nonperforming loans	2,839	3,638	2,159	2,812	4,158
Other real estate owned	1,440	363	—	1,222	504

Total nonperforming assets	$4,279	$4,001	$2,159	$4,034	$4,662

Impaired loans	$2,839	$3,668	$2,159	$3,417	$6,721
Accruing loans past due ≥ 90 days	—	30	—	—	—
Potential problem loans	—	—	—	356	314
Allowance for loan losses	11,126	10,048	8,810	7,903	6,116
Interest foregone on nonaccrual loans	164	265	185	204	224

Nonperforming loans to loans	0.35%	0.51%	0.34%	0.48%	0.83%
Allowance for loan losses to loans	1.38%	1.40%	1.40%	1.36%	1.22%
Allowance for loan losses to nonperforming loans	395.41%	276.19%	408.06%	281.05%	147.09%
Allowance for loan losses to nonperforming assets	262.34%	251.13%	408.06%	195.91%	131.19%
Nonperforming assets to total assets	0.49%	0.50%	0.30%	0.61%	0.80%

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

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

	Allocation of Allowance for Loan Losses as of:
	Years Ended December 31
	2007		2006		2005		2004		2003
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$976	12.8%	$782	11.5%	$737	12.6%	$772	14.0%	$799	17.5%
Real estate mortgage	3,928	44.0%	3,303	41.3%	2,844	41.8%	2,352	37.9%	1,762	33.8%
Real estate construction	1,812	18.3%	1,781	21.3%	1,378	18.0%	1,399	18.2%	912	14.2%
Consumer	2,773	24.9%	2,593	25.9%	2,308	27.6%	2,449	29.9%	2,415	34.5%
Unallocated	1,637	N/A	1,589	N/A	1,543	N/A	931	N/A	228	N/A

Total	$11,126	100%	$10,048	100.0%	$8,810	100.0%	$7,903	100.0%	$6,116	100.0%

(1)	Represents the total of outstanding loans in each category as a percent of total loans outstanding.

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

Asset Quality:  The Company’s asset quality has been stable over the past two years. Additionally, increased recoveries of prior charged-off amounts have helped decrease net charge-offs to average loans by 31 basis points since 2003. The following table sets forth historical information regarding the Company’s net charge-offs and average loans for the past five years:

	Net Loan Charge-Offs as of:
	Years Ended December 31
	2007	2006	2005	2004	2003

(Dollars in thousands)
Indirect net charge-offs	$(677)	$(332)	$(837)	$(926)	$(1,055)
Other net charge-offs	(1,245)	(1,105)	(506)	(787)	(1,543)

Total net charge-offs	$(1,922)	$(1,437)	$(1,343)	$(1,713)	$(2,598)

Average indirect loans	$111,542	$98,889	$95,126	$103,278	$100,684
Average other loans	647,700	581,890	508,201	436,678	359,560

Total average loans	$759,242	$680,779	$603,327	$539,956	$460,244

Indirect net charge-offs to average indirect loans	0.61%	0.34%	0.88%	0.90%	1.05%
Other net charge-offs to average other loans	0.19%	0.25%	0.10%	0.18%	0.43%
Net charge-offs to average loans	0.25%	0.21%	0.22%	0.32%	0.56%

The following table sets forth historical information regarding changes in the Company’s allowance for loan losses:

Summary of Loan Loss Experience as of:

	Years Ended December 31
(Dollars in thousands)	2007	2006	2005	2004	2003

Balance at beginning of period	$10,048	$8,810	$7,903	$6,116	$5,514
Charge-offs:
Commercial	(1,090)	(1,239)	(524)	(467)	(1,293)
Real estate	(20)	(86)	(98)	(206)	(177)
Consumer and other	(1,672)	(1,062)	(1,594)	(1,668)	(1,725)

Total charge-offs	(2,782)	(2,387)	(2,216)	(2,341)	(3,195)

Recoveries:
Commercial	265	345	227	184	208
Real estate	77	12	143	79	—
Consumer and other:	518	593	503	365	389

Total recoveries	860	950	873	628	597

Net charge-offs	(1,922)	(1,437)	(1,343)	(1,713)	(2,598)
Provision for loan losses	3,000	2,675	2,250	3,500	3,200

Balance at end of period	$11,126	$10,048	$8,810	$7,903	$6,116

Deposits and Borrowings

Deposits:  In 2007, the Company continued its efforts to expand its deposit base through competitive pricing and delivery of quality service. The Company’s efforts were successful with a 8% increase in total deposits over 2006. The Company was particularly successful in growing money market deposits by attracting an additional $31.4 million in 2007. As outlined in the following table, the Company increased average deposit balances during 2007. Additional information regarding deposits is provided in Item 8 – Financial Statements and Supplementary Data, Note 6 – Deposits.

	Average Deposit Balances as of:
	Years Ended December 31
	2007		2006		2005
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate	balance	rate

Interest-bearing demand and money market deposits	$268,817	2.62%	$231,316	1.95%	$227,588	1.09%
Savings deposits	46,152	0.67%	55,139	0.78%	57,131	0.78%
Time deposits	316,308	4.84%	276,211	4.20%	224,002	3.14%
Total interest-bearing deposits	631,277	3.59%	562,666	2.94%	508,721	1.96%
Demand and other noninterest-bearing deposits	100,830		100,267		96,511

Total average deposits	$732,107		$662,933		$605,232

Time deposits were approximately 43% of the total deposit base as of December 31, 2007. In 2007, average time deposits increased 15% or $40.1 million, compared to 2006, due to a shift in consumer demand toward time deposits and more aggressive pricing of time deposits by the Company to support strong loan growth.

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

The following table sets forth the amounts and maturities of time deposits at December 31, 2007:

	Maturities of Time Deposits
	Less than	3 to 6	6 to 12	Over 12
(Dollars in thousands)	3 months	months	months	months	Total

Time deposits of $100,000 or more	$83,110	$47,711	$38,357	$12,294	$181,472
All other time deposits	45,955	52,937	49,324	11,829	160,045

Total time deposits	$129,065	$100,648	$87,681	$24,123	$341,517

Borrowings:  Total borrowings outstanding increased to $46.3 million at December 31, 2007 compared to $18.1 million in 2006. The change in borrowings is attributable to $20.5 million in short term borrowings from the Federal Home Loan Bank (the “FHLB”) and issuance of $10.3 million in additional junior subordinated debentures by the Company. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

FHLB Borrowings:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At December 31, 2007 the Company had an outstanding $20.5 million in overnight borrowings, with a remaining unused line of credit of $118.0 million, subject to certain collateral requirements. Additional information regarding FHLB borrowings is provided in Item 8 – Financial Statements and Supplementary Data, Note 7 – FHLB Advances and Stock.

Junior Subordinated Debentures:  On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity:  Shareholders’ equity increased $7.2 million to $73.6 million at December 31, 2007 from $66.4 million at December 31, 2006. The increase in shareholders’ equity was due to $9. 4 million of net income for the year and proceeds from the exercise of stock options of $1.1 million. These increases were offset by the payment of cash dividends of $2.2 million and repurchases of Company stock of $1.9 million. The following table represents the cash dividends declared and dividend payout ratio for the past three years:

	Cash Dividends & Payout Ratios
	Years Ended December 31
	2007	2006	2005

Dividend declared per share	$0.23	$0.20	$0.18
Dividend payout ratio	23.07%	19.58%	17.46%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item I- Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. In 2007, the Company issued restricted stock units valued at $292,000, with vesting periods of three to five years. In 2006, the Company declared a 5-for-4 stock split payable on September 6, 2006. Additionally, net restricted stock awards valued at $276,000, with vesting periods ranging from one to five years, were granted in 2006. For further information on shareholders’ equity, see Item 8 – Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

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

Washington Banking Company:  The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $1.8 million in 2007. Further information on the Company’s cashflows can be found in Item 8 – Financial Statements and Supplementary Data, Note 15 – Washington Banking Company Information.

Consolidated Cashflows:  The consolidated cashflows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $13.9 million during 2007. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities used $94.6 million in 2007. The net use of cash was principally for loan growth of $90.8 million and the purchase of $5.0 million of BOLI. Financing activities provided $80.1 million, primarily through net deposit growth of $54.6 million, $17.4 million in net FHLB borrowings and $25.8 million from the issuance of junior subordinated debentures. This was offset by the payoff of junior subordinated debentures of $15.0 million, $1.9 million in the repurchase of Company stock and cash dividends to shareholders of $2.2 million.

Capital Resources

Off-Balance Sheet Commitments:  Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2007. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees. The following table summarizes the Company’s commitments to extend credit:

Commitments to Extend Credit

(Dollars in thousands)	December 31, 2007

Loan commitments
Fixed rate	$11,207
Variable rate	167,203
Standby letters of credit	1,207

Total commitments	$179,617

Contractual Commitments:  The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2007:

	Future Contractual Obligations
		Within			Over
(Dollars in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Debt	$—	$—	$—	$—	$—
Operating leases	1,265	227	294	78	666
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$27,039	$227	$294	$78	$26,440

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Asset/Liability Management

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

	Interest Rate Simulation Impact on Net Interest Income
	2007		2006
	Change in net interest	Percentage	Change in net interest	Percentage
Scenario	income from scenario	change	income from scenario	change

Up 100 basis points	$(181,000)	(0.5)%	$175,000	0.5%
Down 100 basis points	$65,000	0.2%	$(219,000)	(0.6)%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2007. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	Estimated Maturity and Repricing at December 31, 2007
(Dollars in thousands)	0–3 months		4–12 months		1–5 years		Over 5 years	Total

Interest-earning assets:
Interest-earning deposits	$257		$—		$—		$—	$257
Investment securities	—		2,849		9,743		1,240	13,832
Investment in subsidiary	—		—		—		774	774
FHLB stock	1,984		—		—		—	1,984
Loans held for sale	2,347		—		—		—	2,347
Loans	269,203		59,999		346,308		127,946	803,456

Total interest-earning assets	$273,791		$62,848		$356,051		$129,960	$822,651
Percent of interest-earning assets	33.28%		7.64%		43.28%		15.80%	100%
Interest-bearing liabilities:
Interest-bearing demand deposits	$140,145		$—		$—		$—	$140,145
Money market deposits	133,265		—		—		—	133,265
Savings deposits	41,888		—		—		—	41,888
CDs	129,065		188,329		24,123		—	341,517
FHLB overnight borrowings	20,500		—		—		—	20,500
Junior subordinated debentures	25,774		—		—		—	25,774
Other borrowed funds	—		—		—		—	—

Total interest-bearing liabilities	$490,637		$188,329		$24,123		$—	$703,089
Percent of interest-bearing liabilities	69.78%		26.79%		3.43%		0.00%	100%
Interest sensitivity gap	$(216,846)		$(125,481)		$331,928		$129,960	$119,562
Interest sensitivity gap, as a percentage of total assets	(24.58%	)	(14.22%	)	37.62%		14.73%
Cumulative interest sensitivity gap	$(216,846)		$(342,327)		$(10,399)		$119,561
Cumulative interest sensitivity gap, as a percentage of total assets	(24.58%	)	(38.80%	)	(1.18%	)	13.55%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2007 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risks. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM- (CONTINUED)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Everett, Washington
March 13, 2008

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2007 and 2006
(Dollars in thousands, except per share data)

	2007	2006

Assets
Cash and due from banks	$18,795	$18,984
($3,496 and $3,703, respectively, are restricted)
Interest-bearing deposits	257	761

Total cash, restricted cash, and cash equivalents	19,052	19,745
Investment securities available for sale	13,832	16,790

Total investment securities	13,832	16,790
Federal Home Loan Bank stock	1,984	1,984
Loans held for sale	2,347	2,458
Loans receivable	805,862	719,580
Allowance for loan losses	(11,126)	(10,048)

Total loans, net	794,736	709,532
Premises and equipment, net	25,138	23,372
Bank owned life insurance	16,517	10,930
Other assets	8,683	9,734

Total assets	$882,289	$794,545

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$101,539	$96,858
Interest-bearing	315,298	303,979
Time deposits	341,517	302,930

Total deposits	758,354	703,767
Other borrowed funds	20,500	3,075
Junior subordinated debentures	25,774	15,007
Other liabilities	4,091	6,303

Total liabilities	808,719	728,152
Commitments and contingencies (See Notes 16, and 18)	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,453,767 and 9,388,600 shares at December 31, 2007 and 2006, respectively	32,812	33,016
Retained earnings	40,652	33,422
Accumulated other comprehensive income (loss), net	106	(45)

Total shareholders’ equity	73,570	66,393

Total liabilities and shareholders’ equity	$882,289	$794,545

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands, except per share data)

	2007	2006	2005

Interest income:
Interest and fees on loans	$61,385	$54,240	$44,407
Interest on taxable investment securities	547	457	399
Interest on tax-exempt investment securities	263	310	310
Other	173	178	467

Total interest income	62,368	55,185	45,583
Interest expense:
Interest on time deposits	15,309	11,604	7,024
Interest on savings and money market deposits	4,837	2,919	1,995
Interest on NOW deposits	2,523	2,034	938
Interest on other borrowings	379	547	538
Interest on junior subordinated debentures	1,762	1,337	1,071

Total interest expense	24,810	18,441	11,566

Net interest income	37,558	36,744	34,017
Provision for loan losses	3,000	2,675	2,250

Net interest income after provision for loan losses	34,558	34,069	31,767
Noninterest income:
Service charges and fees	3,135	3,296	3,150
Income from the sale of loans	667	709	773
(Loss) on sale of securities	—	—	(50)
Electronic banking income	1,252	1,052	764
SBA premium income	491	597	965
Other	1,945	1,596	1,906

Total noninterest income	7,490	7,250	7,508

Noninterest expense:
Salaries and benefits	17,082	16,807	15,075
Occupancy and equipment	3,805	3,596	3,373
Office supplies and printing	558	640	659
Data processing	663	479	493
Merger related expenses	513	—	—
Restructuring charge	—	575	—
Consulting and professional fees	735	769	829
Other	5,115	4,664	4,796

Total noninterest expense	28,471	27,530	25,225

Income before provision for income taxes	13,577	13,789	14,048
Provision for income taxes	4,179	4,298	4,580

Net income	$9,398	$9,491	$9,468

Earnings per common share, basic(1)
Net income per share	$1.00	$1.03	$1.04

Earnings per common share, diluted
Net income per share	$0.99	$1.00	$1.00

Average number of shares outstanding, basic	9,365,000	9,217,000	9,098,000
Average number of shares outstanding, diluted	9,493,000	9,490,000	9,428,000

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years Ended December 31, 2007, 2006 and 2005
(Dollars and shares in thousands, except per share data)

					Accumulated
					other	Total
	Common stock		Retained	Deferred	comprehensive	shareholders’
	Shares	Amount	earnings	compensation	income	equity

Balance at December 31, 2004(1)	9,049	$31,516	$17,928	—	$147	$49,591
Net income	—	—	9,468	—	—	9,468
Net change in unrealized (loss) on securities available for sale	—	—	—	—	(226)	(226)
Plus adjustment for losses included in net income, net of tax of $17	—	—	—	—	33	33
Tax benefit associated with stock options	—	113	—	—	—	113
Cash dividend, $0.22 per share	—	—	(1,607)	—	—	(1,607)
Stock option compensation	—	23	—	—	—	23
Issuance of restricted stock	44	483	—	(483)	—	—
Amortization of restricted stock	—	—	—	97	—	97
Stock options exercised	135	357	—	—	—	357

Balance at December 31, 2005(1)	9,228	$32,492	$25,789	(386)	$(46)	$57,849
Net income	—	—	9,491	—	—	9,491
Net change in unrealized (loss) on securities available for sale	—	—	—	—	1	1
Tax benefit associated with stock options	—	29	—	—	—	29
Cash dividend, $0.20 per share	—	—	(1,858)	—	—	(1,858)
Stock option compensation	—	316	—	—	—	316
Transition adjustment SFAS No. 123R	—	(386)	—	386	—	—
Issuance of restricted stock	18	—	—	—	—	—
Stock options exercised	143	565	—	—	—	565

Balance at December 31, 2006	9,389	$33,016	$33,422	$—	$(45)	$66,393
Net income	—	—	9,398	—	—	9,398
Net change in unrealized (loss)					151	151
on securities available for sale			—	—	—	—
Tax benefit associated with stock options	—	253	—	—	—	253
Cash dividend, $0.20 per share	—	—	(2,168)	—	—	(2,168)
Stock option compensation	—	345	—	—	—	345
Forfeited and cancelled restricted stock	(2)	—	—	—	—	—
Common stock repurchased and retired	(116)	(1,851)	—	—	—	(1,851)
Stock options exercised	183	1,049	—	—	—	1,049

Balance at December 31, 2007	9,454	$32,812	$40,652	$—	$106	$73,570

(1)	Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

Comprehensive Income:	2007	2006	2005

Net income	$9,398	$9,491	$9,468
Change in unrealized gains (losses) on securities available for sale, net of tax, of $84 $1 and ($85), for years ended 2007, 2006 and 2005, respectively	151	1	(226)
Less: adjustment for losses included in net income, net of tax, $47, for year ended 2005	—	—	33

Comprehensive income	$9,549	$9,492	$9,275

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
(Dollars in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income from operations	$9,398	$9,491	$9,468
Adjustments to reconcile net income to net cash provided by operating activities:
Federal Home Loan Bank stock dividends	—	—	(8)
Deferred income tax expense (benefit)	1	(684)	1,440
Amortization (accretion) of investment premiums, net	(10)	11	2
Earnings on bank owned life insurance	(587)	(372)	(341)
Provision for loan losses	3,000	2,675	2,250
Depreciation and amortization of premises and equipment	1,796	1,629	1,605
Net loss on sale of securities	—	—	50
Net loss on sale of premises and equipment	—	(17)	(103)
Net gain on sale of other real estate	(24)	(6)	(20)
Write downs on other real estate	—	10	254
Excess tax benefit from stock-based compensation	(253)	(29)	(113)
Amortization of stock-based compensation	345	316	120
Net Changes in assets and liabilities
Loans held for sale	111	371	5,482
Other assets	2,296	(1,119)	(2,359)
Other liabilities	(2,212)	674	2,506

Cash flows from operating activities	13,861	12,950	20,233

Cash flows from investing activities:
Purchases of investment securities available for sale	(2,635)	(3,675)	(6,110)
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	5,838	5,951	5,503
Sale of investment securities available for sale	—	—	504
Purchase of bank owned life insurance	(5,000)	—	—
Net increase in loans	(90,756)	(91,191)	(51,681)
Purchases of premises and equipment	(3,562)	(4,470)	(2,112)
Proceeds from sale of other real estate owned and premises and equipment	1,499	65	1,519

Cash flows from investing activities	(94,616)	(93,320)	(52,377)

Cash flows from financing activities:
Net increase in deposits	54,587	66,277	74,488
Gross payments on other borrowed funds	—	(26,845)	(17,315)
New borrowings on other borrowed funds	—	16,845	22,315
Net Increase (decrease) in FHLB overnight borrowings	17,425	3,075	(22,000)
Gross payments on junior subordinated debentures	(15,007)	—	—
New borrowings on junior subordinated debentures	25,774	—	—
Dividends paid on common stock	(2,168)	(1,858)	(1,607)
Common stock repurchased	(1,851)	—	—
Excess tax benefit from stock-based compensation	253	29	—
Proceeds from issuance of common stock- stock options	1,049	565	357

Cash flows from financing activities	80,062	58,088	56,238

Net change in cash and cash equivalents	(693)	(22,282)	24,094
Cash and cash equivalents at beginning of period	19,745	42,027	17,933

Cash and cash equivalents at end of period	$19,052	$19,745	$42,027

Loans foreclosed and transferred to other real estate owned	$2,552	$432	$53
Cash paid for interest	24,572	17,574	11,221
Cash paid for income taxes	4,123	5,210	4,170

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
(Dollars in thousands, except per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a) Description of Business:

Washington Banking Company (the “Company”) was formed on April 30, 1996 and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:

•	Washington Banking Capital Trust I (the “Trust”) was a wholly-owned subsidiary of the Company. The Trust, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. In 2003, the Trust subsidiary was consolidated. In 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”), the Company deconsolidated the Trust. During the second quarter of 2007 the Trust was closed after the trust preferred securities were paid off. See Note 8- Trust Preferred Securities and Junior Subordinated Debentures for further details.

•	Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note 8- Trust Preferred Securities and Junior Subordinated Debentures for further details.

•	Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note 9- Income Taxes for further details.

(b)	Basis of Presentation:

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

(c)	Recent Financial Accounting Pronouncements:

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (including an amendment of FASB Statement No. 115). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for entities’ first fiscal year that begins after November 15, 2007. The Company did not early adopt and has declined to adopt the fair value option of the standard beginning on January 1, 2008.

In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. Accordingly, we will apply SFAS 141(R) to business combinations occurring on or after January 1, 2009.

In December 2007, the FASB issues SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. The standard requires ownership interests, sometime called minority interest, in subsidiaries held by parties other than the parent be clearly identified and presented within the equity section of the consolidated balance sheet, with the associated amount of net income clearly identified on the income statement providing sufficient disclosures to clearly identify and distinguish between the interests of the parent and interests of any noncontrolling owners. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, and is not expected to have a material impact on Company’s financial statements

In September 2006, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue No. 06-4, “Accounting for the Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.” EITF 06-4 requires employers to recognize a liability for future benefits provided through endorsement split-dollar life insurance arrangements that extend into postretirement periods in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions” or APB Opinion No. 12, “Omnibus Opinion – 1967.” EITF 06-4 is effective for fiscal years beginning after December 15, 2007. Entities should recognize the effects of applying EITF 06-4 through either (a) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (b) a change in accounting principle through retrospective application to all prior periods. The adoption of EITF 06-04 will result in a cumulative-effect adjustment to retained earnings of approximately $587,610 at January 1, 2008.

(d)	Cash and Cash Equivalents:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

     (e) Federal Home Loan Bank Stock:

The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2007, the Bank’s minimum required investment was approximately $923. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

(f)	Investment Securities:

Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method. Declines in the fair value of individual securities available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

Investment securities held to maturity are comprised of debt securities for which the Company has positive intent and ability to hold to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Management determines the appropriate classification of investment securities at the purchase date in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

(g)	Loans Held for Sale:

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

(h)	Loans Receivable, Net:

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

(i)	Allowance for Loan Losses:

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

(j)	Premises and Equipment:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(k)	Bank Owned Life Insurance:

During the second quarter of 2007 and 2004, the Bank made a $5,000 and $10,000 investment, respectively, in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

(l)	Other Real Estate Owned:

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

(m)	Federal Income Taxes:

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

(n)	Stock-Based Compensation:

Prior to January 1, 2006, the Company accounted for stock-based compensation under the intrinsic value method of accounting prescribed by APB 25, Accounting for Stock Issued to Employees and FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation. At January 1, 2006, the Company began recognizing compensation expense for stock-based compensation with the adoption of SFAS No. 123R, Share Based Payments. For further details on the impact to the Company’s financial statements please refer to Note (12)- Stock-Based Compensation.

(o)	Reclassifications:

Certain amounts in previous years may have been reclassified to conform to the 2007 financial statement presentation.

(2)	Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2007 and 2006 was $3,496 and $3,703, respectively, and was met by holding cash with the Federal Reserve Bank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(3)	Investment Securities

The amortized costs and market values of investment securities at December 31, 2007 and 2006 were as summarized:

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
	cost	gains	12 months	12 months	value

December 31, 2007:
Investments available for sale:
U.S. government agency securities	$8,395	$144	$—	$(2)	$8,537
Pass-through securities	78	—	—	—	78
State and political subdivisions	5,195	22		—	5,217

Total investment securities available for sale	$13,668	$166	$—	$(2)	$13,832

			Gross	Gross
			unrealized	unrealized
		Gross	losses	losses
	Amortized	unrealized	less than	greater than	Market
December 31, 2006:	cost	gains	12 months	12 months	value

Investments available for sale:
U.S. government agency securities	$9,941	$2	$—	$(71)	$9,872
Pass-through securities	101	—	—	—	101
State and political subdivisions	6,819	27	(8)	(21)	6,817

Total investment securities available for sale	$16,861	$29	$(8)	$(92)	$16,790

Certain investment securities shown in the preceding table currently have fair values less than amortized cost and therefore contain unrealized losses. As of December 31, 2007 and 2006, the Company had 3 and 22 investment securities that were in an unrealized loss position. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The amortized cost and market value of investment securities by contractual maturity at December 31, 2007 are as follows:

	Dates of Maturities
	Under	1-5	5-10	Over
	1 year	years	years	10 years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$1,998	$6,397	$—	$—	$8,395
Market value	1,999	6,538	—	—	8,537
Pass-through securities:
Amortized cost	—	78	—	—	78
Market value	—	78	—	—	78
State and political subdivisions:
Amortized cost	848	1,970	2,377	—	5,195
Market value	850	1,978	2,389	—	5,217

Total amortized cost	$2,846	$8,445	$2,377	$—	$13,668

Total market value	$2,849	$8,594	$2,389	$—	$13,832

At December 31, 2007 and 2006, investment securities with recorded values of $7,280 and $6,397, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

(4)	Loans and Allowance for Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, was as follows:

	December 31
	2007	2006

Commercial loans	$102,284	$82,990
Real estate mortgages	353,538	303,663
Real estate construction loans	146,647	142,436
Consumer loans	200,987	188,490

Subtotal	803,456	717,579
Less:
Allowance for loan losses	(11,126)	(10,048)
Deferred loan fees, net	2,406	2,001

Net loans	$794,736	$709,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following is an analysis of the changes in the allowance for loan losses:

	December 31
	2007	2006	2005

Beginning balance	$10,048	$8,810	$7,903
Provision for loan losses	3,000	2,675	2,250
Recoveries	860	950	873
Charge-offs	(2,782)	(2,387)	(2,216)

Ending balance	$11,126	$10,048	$8,810

The Company had impaired loans which consisted of nonaccrual and accrual loans. As of December 31, 2007, the Company had no commitments to extend additional credit on these impaired loans. Impaired loans and their related reserve for loan losses were as follows:

	December 31
	2007	2006	2005

Impaired loans
Nonaccrual loans	$2,839	$3,638	$2,159
Accrual loans	—	30	—

Total impaired loans	$2,839	$3,668	$2,159

Reserve for impaired loans
Nonaccrual loans	$500	$551	$239
Accrual loans	—	30	—

Total reserve for loan losses	$500	$581	$239

The average balance on impaired loans was as follows:

	December 31
	2007	2006	2005

Average balance impaired loans
Nonaccrual loans	$2,538	$2,518	$2,521
Accrual loans	—	14	—
Ending balance	$2,538	$2,532	$2,521

The following table details the interest income which would have been recognized if the loans had accrued interest, in accordance with their original terms, and the interest actually recognized.

	December 31
	2007	2006	2005

Interest income not recognized on impaired loans	$154	$265	$185
Interest income recognized on impaired loans	$164	$189	$38

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(5)	Premises and Equipment

Premises and equipment consisted of the following:

	December 31
	2007	2006

Land and buildings	$20,684	$20,432
Furniture and equipment	9,467	9,242
Land improvements	2,268	2,212
Computer software	2,705	2,110
Construction in progress	3,010	650

Subtotal	38,134	34,646
Less: accumulated depreciation	(12,996)	(11,274)

Total	$25,138	$23,372

(6)	Deposits

Deposits are summarized as follows:

	December 31
	2007	2006

Time deposits	$341,517	$302,930
Savings	41,888	50,036
Money market	133,265	101,856
Negotiable orders of withdrawal (“NOWs”)	140,145	152,087
Noninterest-bearing demand	101,539	96,858

Total	$758,354	$703,767

Time deposits mature as follows:

	December 31, 2007
	Less than
	1 year	1-2 years	2-3 years	3-4 years	4-5 years	Over 5 years	Total

Time deposits of $100,000 or more	$169,178	$8,545	$1,865	$400	$1,484	$—	$181,472
All other Time deposits	148,216	9,566	1,228	460	575	—	160,045

Total	$317,394	$18,111	$3,093	$860	$2,059	$—	$341,517

(7)	FHLB Advances and Stock

The Bank is required to maintain an investment in the stock of FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

During 2005, the FHLB suspended payment of dividends and resumed the payment of dividends during 2007. The Company evaluated this suspension and subsequent resumption of dividends and has determined that the stock is not considered impaired as of December 31, 2007.

A credit line has been established by the FHLB for Whidbey Island Bank. At December 31, 2007, the line of credit available to the Bank was $118,095. The Bank may borrow from the FHLB in amounts up to 15% of its total assets, subject to certain restrictions and collateral. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2007, collateral consisted entirely of eligible real estate loans in the amount of $210,041. At December 31, 2007 the Bank had $20,500 of overnight borrowings outstanding.

	December 31
	2007	2006

Year to average balance	$4,316	$6,780
Maximum amount outstanding at any month end	20,500	18,000
Weighted average interest rate on amount outstanding a December 31,	4.44%	5.78%

(8)	Trust Preferred Securities and Junior Subordinated Debentures

Washington Banking Capital Trust I, a statutory business trust, was a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. On June 29, 2007, the Company called the $15,000 of trust preferred securities issued. The Trust was subsequently closed.

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust preferred securities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2007 the rate was 6.55%.

The junior subordinated debentures are the sole assets of the Master Trust, and payments under the junior subordinated debentures are the sole revenues of the Trust. All of the common securities of the Master Trust are owned by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Master Trust under the trust agreements.

(9)	Income Taxes

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Income tax expense (benefit) consisted of the following:

	December 31
	2007	2006	2005

Federal:
Current tax expense	$4,178	$4,982	$3,140
Deferred tax expense (benefit)	1	(684)	1,440

Total	$4,179	$4,298	$4,580

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31
	2007		2006		2005

Income tax expense at federal statutory rate	$4,752	35.0%	$4,744	34.4%	$4,857	34.3%
Federal tax credits	(400)	(2.9)%	(400)	(2.9)%	—	—
Interest income on tax-exempt securities	(382)	(2.8)%	(305)	(2.2)%	(285)	(1.7)%
Other liabilities	209	1.5%	259	1.9%	8	—

Total	$4,179	30.8%	$4,298	31.2%	$4,580	32.6%

The effective tax rate for 2007 is impacted by Federal tax credits related to the New Markets Tax Credit program, whereby a subsidiary of Whidbey Island Bank has been awarded $3,100 in future Federal tax credits which are available through 2012. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The Company believes that it will comply with the various regulatory provisions of the New Markets Tax Credit program in 2007, and therefore has reflected the impact of the credits in its estimated annual effective tax rate for 2007.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

	December 31
	2007	2006

Deferred tax assets:
Allowance for loan loss	$3,894	$3,517
Deferred compensation	394	404
Other	6	20
Market value adjustment of investment securities available for sale	—	25

Total deferred tax assets	4,294	3,966
Deferred tax liabilities:
Deferred loan fees	1,859	1,552
Premises and equipment	304	433
FHLB stock dividend	152	152
Investment in partnership	280	140
Prepaid expenses	127	111
Market value adjustment of investment securities available for sale	57	—
Other	45	23

Total deferred tax liabilities	2,824	2,411

Deferred tax assets, net	$1,470	$1,555

There was no valuation allowance for deferred tax assets as of December 31, 2007 or 2006. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

(10)	Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2007
	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,398	9,365,000	$1.00
Effect of dilutive securities: stock options	—	128,000	(0.01)

Diluted EPS	$9,398	9,493,000	$0.99

	Year Ended December 31, 2006
	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,491	9,217,000	$1.03
Effect of dilutive securities: stock options	—	273,000	(0.03)

Diluted EPS	$9,491	9,490,000	$1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10)	Earnings Per Share- (Continued)

	Year Ended December 31, 2005
	Income	Weighted average shares	Per share amount

Basic EPS
Income available to common shareholders	$9,468	9,098,000	$1.04
Effect of dilutive securities: stock options	—	330,000	(0.04)

Diluted EPS	$9,468	9,428,000	$1.00

On September 6, 2006, the Company issued a 5-for-4 stock split to shareholders of record as of August 21, 2006. On May 17, 2005, the Board of Directors issued a 4-for-3 stock split to shareholders of record as of May 2, 2005. All periods presented have been restated to reflect the stock splits and dividend.

(11)	Employee Benefit Plans

(a)	401(k) and Profit Sharing Plan:

During 1993, the Board of Directors approved a defined contribution plan (“the Plan”). The Plan covers substantially all full-time employees and many part-time employees once they meet the age and length of service requirements. The Plan allows for a voluntary salary reduction, under which eligible employees are permitted to defer a portion of their salaries, with the Company contributing a percentage of the employee’s contribution to the employee’s account. Employees are fully vested in their elected and employer-matching contributions at all times. At the discretion of the Board of Directors, an annual profit sharing contribution may be made to eligible employees. Profit sharing contributions vest over a six-year period.

The Company’s contributions for the years ended December 31, 2007, 2006 and 2005 under the employee matching feature of the plan were $280, $230 and $222, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2007 and 5% for 2006 and 2005. There were no contributions under the profit sharing portion of the plan for the years presented.

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

     (c) Bank Owned Life Insurance:

During the second quarter of 2004 and 2007, the Bank made a $10,000 and $5,000 investment, respectively in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitation) from the increase in the policies’ underlying investments made by the insurance company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(12)	Stock-Based Compensation

The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholder’s approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plans.

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2007, the Company had 709,924 shares available for grant.

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

On January 1, 2006, the Company adopted the provisions of SFAS 123R, Share Based Payment, requiring the Company to recognize expense related to the fair value of stock option awards. The Company elected to use the modified prospective transition method as permitted by SFAS 123R and therefore has not restated the financial results for prior periods. Under this transition method, stock option compensation expense for the twelve months ended December 31, 2006 includes compensation expense for all stock option compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. Stock option compensation expense for all stock option compensation awards granted subsequent to January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123R, the Company applied SFAS No. 123, amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), which allowed companies to apply the existing accounting rules under APB 25 and related Interpretations. In general, as the exercise price of options granted under these plans was equal to the market price of the underlying common stock on the grant date, no stock-option employee compensation cost was recognized in the Company’s net income. As required by SFAS 148 prior to the adoption of SFAS 123R, the Company provided pro forma net income and pro forma net income per common share disclosures for stock-option awards, as if the fair-value-based method defined in SFAS 123 had been applied.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation during the 2005:

Years Ended
December 31
2005

Basic earnings per share:
As reported	$1.04

Pro forma	$1.04

Diluted earnings per share:
As reported	$1.00

Pro forma	$1.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average grant date fair value of options granted during 2007 and 2006 was $5.11 and $6.10 per share, respectively. There were no stock options issued during 2005. The following assumptions were used in arriving at the fair value of options granted:

	2007	2006

Risk-free interest rate	4.59%	4.32 to 4.95%
Dividend yield rate	1.50%	1.20 to 1.40%
Price volatility	33.00%	38.13%
Expected life of options	5 years	7 years

The following table summarizes information about stock options outstanding at December 31, 2007:

	Outstanding			Exercisable
		Weighted			Weighted
		average	Average		average
Exercise Price Range	Shares	exercise price	Life(1)	Shares	exercise price	Average Life(1)

$ 4.50 to 5.00	54,555	$4.50	3.88	54,555	$4.50	3.88
5.01 to 8.50	57,994	6.17	3.95	46,976	6.14	3.95
8.51 to 12.00	—	—	—	—	—	—
12.01 to 15.50	22,834	14.59	8.29	4,927	14.60	8.29
15.51 to 17.35	57,235	16.04	9.29	560	17.35	9.29

	192,618	$9.63	6.03	107,018	$5.75	4.03

(1)	Average contractual life remaining in years.

The following table summarizes information on stock option activity during 2007:

		Weighted		Aggregate
		average	Average	intrinsic
	Shares	exercise price	Life(1)	value

Outstanding at January 1, 2007	331,145	$6.06
Granted	56,586	15.98
Exercised	(183,275)	5.07		$1,976
Forfeited, expired or cancelled	(11,838)	9.40

Outstanding at December 31, 2007	192,618	$9.63	6.03	$1,201

Exercisable at December 31, 2007	107,018	$5.75	4.03	$1,075

(1)	Average contractual life remaining in years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2007 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2007. This amount changes based upon the fair market value of the Company’s stock.

The total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $1,976, $1,709 and $1,398, respectively.

For the year ended December 31, 2007 and 2006, the Company recognized $109 and $110, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2007 and 2006, there was approximately $324 and $212, respectively of total unrecognized compensation cost related to non-vested options.

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

The following table summarizes information on restricted stock activity during 2007:

		Weighted average	Weighted average
		grant price per	remaining contractual
	Shares	share	terms (in years)

Outstanding at January 1, 2007	50,123	$12.64
Granted	2,536	15.80
Vested	(19,403)	12.40
Forfeited, expired or cancelled	(3,696)	12.52

Outstanding at December 31, 2007	29,560	$13.08	1.94

The total intrinsic value of restricted stock vested for the years ended December 31, 2007 and 2006 was $300 and $204, respectively. No restricted stock vested for the year ended December 31, 2005.

For years ended December 31, 2007, 2006 and 2005 the Company recognized $192, $183 and $96 respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2007 there was $261 of total unrecognized compensation costs related to non-vested restricted stock.

(c)	Restricted Stock Units:

  The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2007:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)

Outstanding at January 1, 2007	—	$—
Granted	18,293	15.98
Vested	—	—
Forfeited, expired or cancelled	478	15.98

Outstanding at December 31, 2007	17,815	$15.98	3.93

For year ended December 31, 2007 the Company recognized $44, in restricted stock unit compensation expense as a component of salaries and benefits. As of December 31, 2007 there was $241 of total unrecognized compensation costs related to non-vested restricted stock units.

(13)	Regulatory Capital Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

classification are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2007, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2007 and 2006 periods:

					To be well-capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual			Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2007:
Total risk-based capital (to risk-weighted assets)
Consolidated	$109,436	12.45%	$70,327	8.00%	$	N/A
Whidbey Island Bank	105,629	12.03%	70,218	8.00%		87,772	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	97,934	11.14%	35,163	4.00%		N/A
Whidbey Island Bank	94,658	10.78%	35,109	4.00%		52,663	6.00%
Tier 1 capital (to average assets)
Consolidated	97,934	11.29%	34,694	4.00%		N/A
Whidbey Island Bank	94,658	10.92%	34,659	4.00%		43,324	5.00%

					To be well-capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual			Minimum			Minimum
	Amount	Ratio	Amount	ratio	Amount		ratio

December 31, 2006:
Total risk-based capital (to risk-weighted assets)
Consolidated	$91,331	11.52%	$63,453	8.00%	$	N/A
Whidbey Island Bank	88,522	11.19%	63,299	8.00%		79,123	10.00%
Tier 1 capital (to risk-weighted assets)
Consolidated	81,416	10.27%	31,727	4.00%		N/A
Whidbey Island Bank	78,630	9.94%	31,649	4.00%		47,474	6.00%
Tier 1 capital (to average assets)
Consolidated	81,416	10.24%	31,796	4.00%		N/A
Whidbey Island Bank	78,630	9.92%	31,711	4.00%		39,637	5.00%

(14)	Fair Value of Financial Instruments

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

(b) Interest-bearing Deposits:

The carrying values of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analyses based on current rates for similar types of deposits.

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

(g)	Trust Preferred Securities/Junior Subordinated Debentures:

The fair value of trust preferred securities is estimated at their recorded value due to the cost of the instrument re-pricing on a quarterly basis.

(h)	Other Borrowed Funds:

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

The table below presents the carrying value amount of the Company’s financial instruments and their corresponding fair values:

	December 31
	2007		2006
	Carrying	Fair	Carrying	Fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$18,795	$18,795	$18,984	$18,984
Interest-earning deposits	257	257	761	761
Federal funds sold	—	—	—	—
FHLB stock	1,984	1,984	1,984	1,984
Investment securities:
Available for sale	13,832	13,832	16,790	16,790
Loans held for sale	2,347	2,347	2,458	2,458
Loans	805,862	801,728	719,580	713,543
Financial liabilities:
Deposits	758,354	761,875	703,767	702,971
FHLB overnight borrowings	20,500	20,500	3,075	3,075
Junior subordinated debentures	25,774	23,463	15,007	15,007
Other borrowed funds	—	—	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(15)	Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31
	2007	2006

Condensed Balance Sheets
Assets:
Cash and cash equivalents	$3,304	$1,123
Other assets	549	1,469
Investment in subsidiaries	95,557	78,808

Total assets	$99,410	$81,400

Liabilities:
Junior subordinated debentures	$25,774	$15,007
Other liabilities	66	—
Shareholders’ equity:
Common stock	32,812	33,016
Retained earnings	40,652	33,422
Accumulated other comprehensive income (loss), net	106	(45)

Total shareholders’ equity	73,570	66,393

Total liabilities and shareholders’ equity	$99,410	$81,400

	Years Ended December 31
Condensed Statements of Income	2007	2006	2005

Interest income:
Interest-earning deposits	$39	$26	$18
Common securities	54	41	33

Total interest income	93	67	51
Interest expense:
Junior subordinated debentures	1,762	1,337	1,071

Net interest income (loss)	(1,669)	(1,270)	(1,020)
Noninterest expense	1,356	482	600

Loss before income tax benefit and undistributed earnings of subsidiaries	(3,025)	(1,752)	(1,620)
Income tax benefit	1,075	603	556

Loss before undistributed earnings of subsidiaries	(1,950)	(1,149)	(1,064)
Undistributed earnings of subsidiaries	10,548	7,790	8,182
Dividend income from the Bank	800	2,850	2,350
Loss from discontinued operations	—	—	—

Net income	$9,398	$9,491	$9,468

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

	Years Ended December 31
Condensed Statements of Cash Flows	2007	2006	2005

Operating activities:
Net income from continuing operations	$9,398	$9,491	$9,468
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(10,383)	(7,790)	(8,182)
Stock option compensation	10	23	24
Other assets	985	(191)	(801)

Cash flows provided by operating activities	10	1,533	509

Investing activities:
Investment in subsidiaries	(5,741)	(41)	(293)
Financing activities:
Gross payments on junior subordinated debentures	(15,007)	—	—
New borrowings on junior subordinated debentures	25,774	—	—
Dividends paid on common stock	(2,168)	(1,858)	(1,607)
Common stock repurchased	(1,851)	—	—
Proceeds from issuance of common stock- stock options	1,164	594	357

Cash flows used in financing activities	7,912	(1,264)	(1,250)

Net increase (decrease) in cash and cash equivalents	2,181	228	(488)
Cash and cash equivalents at beginning of year	1,123	895	1,343

Cash and cash equivalents at end of year	$3,304	$1,123	$895

(16)	Commitments

(a)	Leasing Arrangements:

The Company is obligated under a number of noncancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2007 the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

	2008	2009	2010	2011	2012	Thereafter	Total

Minimum Payments	$227	$144	$72	$78	$78	$666	$1,265

Rent expense applicable to operating leases for the years ended December 31, 2007, 2006 and 2005 was $426, $419, and $374, respectively.

(b)	Commitments to Extend Credit:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2007.

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2007 and 2006.

Commitments to extend credit were as follows:

December 31, 2007

Loan commitments
Fixed rate	$11,207
Variable rate	167,203
Standby letters of credit	1,207

Total commitments	179,617

(17)	Related Party Transactions

As of December 31, 2007 and 2006, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals aggregating $6,111 and $3,314, respectively. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. During the year ended December 31, 2007, total principal additions were $8,943 and total principal payments were $6,527.

Deposits from related parties held by the Bank at December 31, 2007 and 2006 totaled $6,875 and $7,080, respectively.

(18)	Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(19)	Subsequent Events

On January 24, 2008, the Board of Directors declared a cash dividend of $0.06 per share to shareholders of record as of February 05, 2008, payable on February 21, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(20)	Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$14,664	$15,456	$16,221	$16,028
Interest expense	5,695	6,100	6,465	6,550

Net interest income	8,969	9,356	9,756	9,478
Provision for loan losses	550	850	800	800

Net interest income after provision for loan losses	8,419	8,506	8,956	8,678
Noninterest income	1,804	1,953	1,923	1,808
Noninterest expense	6,924	6,870	6,827	7,850

Income before provision for income taxes	3,299	3,589	4,052	2,636

Provision for income taxes	1,032	1,129	1,232	785
Net income	$2,267	$2,460	$2,820	$1,851

Basic earnings per share	$0.24	$0.26	$0.30	$0.20
Diluted earnings per share	$0.24	$0.26	$0.30	$0.19
Cash dividends declared per share	$0.05	$0.06	$0.06	$0.06

	Year Ended December 31, 2006
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$12,589	$13,452	$14,369	$14,775
Interest expense	3,554	4,283	5,010	5,594

Net interest income	9,035	9,169	9,359	9,181
Provision for loan losses	500	800	750	625

Net interest income after provision for loan losses	8,535	8,369	8,609	8,556
Noninterest income	1,944	1,746	1,791	1,769
Noninterest expense	6,683	6,393	6,755	7,698

Income before provision for income taxes	3,796	3,722	3,645	2,627

Provision for income taxes	1,244	1,236	1,003	816

Net income	$2,552	$2,486	$2,642	$1,811

Basic earnings per share	$0.28	$0.27	$0.29	$0.20
Diluted earnings per share	$0.27	$0.26	$0.28	$0.19
Cash dividends declared per share	$0.05	$0.05	$0.05	$0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8- Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2007 fiscal year end.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 13th of March, 2008.

WASHINGTON BANKING COMPANY
(Registrant)

By	/s/ Michal D. Cann
Michal D. Cann
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 13th of March, 2008.

Principal Executive Officer:

By	/s/ Michal D. Cann
Michal D. Cann
President and
Chief Executive Officer

Principal Financial and Accounting Officer:

By	/s/ Richard A. Shields
Richard A. Shields
Senior Vice President and
Chief Financial Officer

Michal D. Cann, pursuant to a power of attorney which is being filed with this
Annual Report on Form 10-K, has signed this report on March 13, 2008, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Karl C. Krieg, III

Jay T. Lien

Robert B. Olson

Anthony B. Pickering

Edward J. Wallgren

Dennis A. Wintch

By	/s/ Michal D. Cann
Michal D. Cann
Attorney-in-fact
March 13, 2008

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

2.1	Agreement and Plan of Merger, dated as of September 26,2007, between Frontier Financial Corporation and Washington Banking Company(1)
3.1	Articles of Amendment to Articles of Incorporation of the Company(2)
3.2	Amended and Restated Articles of Incorporation of the Company(2)
3.3	Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company(7)
3.4	Bylaws of the Company(2)
4.1	Form of Common Stock Certificate(2)
4.2	Stock Repurchase Plan(4)
4.3	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	1992 Employee Stock Option Plan(2)
10.2	1993 Director Stock Option Plan(2)
10.3	1998 Stock Option and Restricted Stock Award Plan(3)
10.4	Form of Severance Agreement(2)
10.5	Executive Employment Agreements(5)
10.6	2005 Stock Incentive Plan(6)
21	Subsidiaries of the Registrant
23	Consent of Moss Adams LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

(1)	Incorporated by reference to Form 10-Q dated November 8, 2007, previously filed by the Company.

(2)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.

(3)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.

(4)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.

(5)	Incorporated by reference to Forms 8-K dated May 12, 2005 and September 30, 2005, previously filed by the Company.

(6)	Incorporated by reference to Form S-8 dated November 10, 2005, previously filed by the Company.

(7)	Incorporated by reference to Form 8-K dated July 14, 2005, and Form 8-K dated August 24, 2006, previously filed by the Company.