Form 10-K/A
period 2007-12-31
WASHINGTON BANKING CO
filed 2008-04-29
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
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
Common Stock, No Par Value
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☑ No
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑ No
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. ☐ Yes ☑ No
The aggregate market value of Common Stock held by non-affiliates of registrant at June 29, 2007 was approximately $153,133,215 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq Global Select Market on June 29, 2007 of $15.15.
     The number of shares of registrant’s Common Stock outstanding at April 25, 2008 was 9,476,003.
     Documents incorporated by reference and parts of Form 10-K into which incorporated: None.

PRELIMINARY NOTE
     The Company is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2007 to furnish the information required in Part III (Items 10, 11, 12, 13 and 14). This report is limited in scope to the items identified above and should be read in conjunction with the Form 10-K filed with SEC on March 13, 2008. Other than the furnishing of the information identified above, this report does not modify or update the disclosure in the Form 10-K in any way.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Directors
Directors are divided into three classes, each class serving a period of three years. Approximately one-third of the members of the Board of Directors are elected by the shareholders annually. WBCO’s Articles of Incorporation provide that the number of directors to be elected by the shareholders shall be not less than five nor more than 12 and that, within such minimum and maximum, the exact number of directors is currently seven and shall be fixed from time to time by resolution of the Board of Directors. The Board of Directors has fixed the number of directors at seven. All seven of the directors of WBCO are also directors of the Bank.
The terms of the Class 1 directors expire in 2009, the Class 2 directors’ terms expire in 2010 and the Class 3 directors’ terms expire in 2008.
The following information is provided about all incumbent directors, including their respective names, ages, principal occupations during the past five years and the year first elected a director of WBCO or the Bank. The address for all incumbent directors is 450 SW Bayshore Drive, PO Box 7001, Oak Harbor, Washington 98277. Mr. Wagner is the only director who is on the Board of Whidbey Island Bank and not WBCO.
Class 3 Incumbent Directors (Terms Expire In 2008):

Jay T. Lien	Director since 1987
Mr. Lien, 64, is the President of a real estate company, since 1986.He is currently the President of Saratoga Passage LLC. Mr. Lien served as Chairman of the Board of WBCO and the Bank from September 1998 until April 2001.

Edward J. Wallgren	Director since 1991
Mr. Wallgren, 69, has been the President of Island O.K. Tires, Inc. since 1968, and is currently the owner of one Les Schwab Tire store and an auto parts store in Oak Harbor. Mr. Wallgren served as Chairman of the Board of WBCO and the Bank from February 1996 until September 1998.
Class 1 Incumbent Directors (Terms Expire In 2009):

Karl C. Krieg	Director since 1990
Mr. Krieg, 71, has been the President of Krieg Construction, Inc. since 1979 and is also the President of Krieg Concrete Products, Inc. Mr. Krieg served as Chairman of the Board of WBCO and the Bank from April 2001 until April 2003.

Robert B. Olson	Director since 1992
Mr. Olson, 72, is a private investor and has been involved in land development since 1991. Mr. Olson previously served as the President and Chief Executive Officer of four banks in Washington and Oregon. Mr. Olson served as Chairman of the Board of WBCO and the Bank from April 2003 until April 2005.

Anthony B. Pickering	Director since 1996

Mr. Pickering, 60, recently sold the ownership of Max Dale’s Restaurant and Stanwood Grill, both local restaurants that he owned since 1983 and 2001, respectively. Mr. Pickering is a past-President of the Skagit Valley Hospital Foundation and previously served as a Trustee for the Washington State University Foundation Board of Trustees. Mr. Pickering currently serves as Chairman of the Board of WBCO and the Bank.
Class 2 Incumbent Directors (Terms Expire In 2010):

Michal D. Cann	Director since 1992
Mr. Cann, 59, has been the President and Chief Executive Officer of WBCO since 1996, and President and Chief Executive Officer of the Bank from 1993 until April 2007. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.

Dennis A. Wintch	Director since 2006
Mr. Wintch, 61, is a retired partner with the accounting firm BDO Seidman, LLP. He was employed by BDO Seidman, LLP from June 2001 until his retirement on June 30, 2005. A Certified Public Accountant for nearly 40 years, Mr. Wintch is also a Certified Fraud Examiner and an Accredited Senior Appraiser in Business Valuation. He holds a Bachelor of Arts degree from Brigham Young University, and spent 25 years with the Everett Police Department as a reserve volunteer, participating in numerous criminal investigations.

John L. Wagner	Director of the Bank since 2007
Mr. Wagner, 64, is the President and Chief Executive Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration, was promoted to COO in 2004, and to the Bank’s Chief Executive in April 2007. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.
Executive Officers
The following table sets forth certain information about the Company’s executive officers:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since
Michal D. Cann	59	President and Chief Executive Officer, Washington Banking Company	1992

Joseph W. Niemer	56	Executive Vice President and Chief Credit Officer, Whidbey Island Bank	2005

Richard A. Shields	48	Executive Vice President and Chief Financial Officer, Washington Banking Company and Whidbey Island Bank	2004

John L. Wagner	64	President and Chief Executive Officer, Whidbey Island Bank	2004
Michal D. Cann. Mr. Cann, 59, has been the President and Chief Executive Officer and a director of the Company since its inception in 1996. He served as the President and Chief Executive Officer of the Bank from 1993 until April 2007, and has been a director of the Bank since 1992. Mr. Cann has over 30 years of banking experience, previously having served as the President of Valley Bank, Mount Vernon, Washington, and in other senior management positions in other banks and a bank holding company.
Joseph W. Niemer. Mr. Niemer, 56, is the Executive Vice President and Chief Credit Officer of the Bank. He joined the Bank in 2005. Mr. Niemer has over 30 years of experience in various credit-related positions with

Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, a position he held from 1995 — 2004, where he oversaw commercial and commercial real estate credit decisions.
Richard A. Shields. Mr. Shields, 48, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. From November 1998 until October 2004, he was the Vice President and Controller at Umpqua Bank in Oregon.
John L. Wagner. Mr. Wagner, 64, is the President and Chief Executive Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration, was promoted to COO in 2004, and to the Bank’s Chief Executive in April 2007. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.
All officers are elected by the Board of Directors for one year terms or until their successors are appointed and qualified. Each of the named executives have employment agreements with the Company. See Item 11. EXECUTIVE COMPENSATION — Employment Agreements.
Audit Committee. The Company has a separately designated standing Audit Committee. The main functions performed by the Audit Committee include reviewing and approving the services of the independent auditors, reviewing the plan, scope, and audit results of the internal auditors and the independent auditors, and reviewing the examination reports of bank regulatory authorities. The Audit Committee also reviews the Company’s annual and other reports to the Securities and Exchange Commission (the “SEC”) and the annual report to WBCO shareholders. During 2007, Mr. Olson served as the Audit Committee Chairman. Jay T. Lien, Anthony B. Pickering and Dennis A. Wintch also serve on the Audit Committee. Each of the Audit Committee members is independent of management within the meaning of currently applicable rules of the 1934 Act, the Securities and Exchange Commission and the Nasdaq Global Select Market listing requirements. Based on its review of the criteria for a “financial expert” under applicable rules, the Board of Directors believes that Mr. Olson qualifies as an audit committee financial expert. The Company’s Board of Directors has adopted a written charter for the Audit Committee.
Communications with Directors. The Board provides a process for shareholders to send communications to the Board or any of the directors. Shareholders may send communications to the Board or any of the directors c/o Secretary, Washington Banking Company, 450 SW Bayshore Drive, P.O. Box 7001, Oak Harbor, Washington 98277. All communications will be compiled by the Secretary of the Company and submitted to the Board or the individual director on a periodic basis.
Shareholder Nominations for Directors. In accordance with the Company’s Bylaws, shareholder nominations for directors of the Company to be elected at an annual meeting, if any, must be made in writing not less than 14 nor more than 50 days prior to the annual meeting, and must be delivered or mailed to the Chairman of WBCO. However, if less than 21 days’ notice of the annual meeting is given to shareholders, the notification must be mailed or delivered to the Chairman not later than the close of business on the seventh day following the day on which notice of the annual meeting was mailed. Such notification should contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of stock of WBCO that will be voted for each proposed nominee; (d) the name and address of the notifying shareholder; (e) the number of shares of stock of WBCO owned by the notifying shareholder; and (f) whether the nominee has agreed to serve if elected. Nominations not made in accordance with the above requirements may be disregarded by the Chairman of the Annual Meeting, in his discretion, and upon the Chairman’s instruction, the vote teller may disregard all votes cast for such a nominee.
Beneficial Ownership And Section 16(A) Reporting Compliance

WBCO is a reporting company pursuant to Section 12 of the 1934 Act. Under Section 16(a) of the 1934 Act, and the rules promulgated thereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to report their ownership and any change in ownership of WBCO securities to the SEC. A Form 4 was filed late in one instance. A Form 4 for Mr. Shields was filed on May 14, 2007 to report an exercise of 124 option shares initiated on May 3, 2007.
In making the foregoing statement, WBCO has relied solely upon written representations of the Reporting Persons, its lack of knowledge of the existence of any holder of greater than 10% of WBCO outstanding common stock, and copies of the reports that the Reporting Persons have filed with the SEC.
Website Availability of Corporate Governance and Other Documents
WBCO believes that good corporate governance practices are important to ensure that WBCO is managed for the long-term benefit of its shareholders, employees and customers. The following documents are available in the investor relations section of our website, www.wibank.com: (1) our Code of Conduct adopted by us which is applicable to directors and employees, including the Chief Executive Officer, Chief Financial Officer and other executive officers, and (2) key Board Committee charters, including charters for the Audit, Compensation and Corporate Governance and Nominating Committees. Shareholders also may obtain printed copies of these documents by submitting a written request to Shelly Angus, 450 SW Bayshore Drive, Oak Harbor, WA 98277.
Item 11. Executive Compensation
Compensation Discussion and Analysis
General. This section describes the process that the Compensation Committee undertakes and the factors it considers in determining the appropriate compensation for WBCO’s Named Executive Officers. The Compensation Committee is responsible for establishing and monitoring compensation programs, and for evaluating the performance of executive officers of WBCO and its subsidiaries. The Compensation Committee reviews and approves individual executive officer salaries, incentives, bonuses, stock option grants and other equity-based awards.
Compensation Philosophy. WBCO, acting through the Compensation Committee, believes that compensation of its executive officers and other key personnel should reflect and support the goals and strategies that the Company establishes. The compensation programs were designed to link compensation with performance, and to provide competitive levels of compensation in the markets where WBCO operates. Principles guiding the compensation philosophy include: using compensation as a tool to attract and retain employees who are critical to the long-term success of the Company; providing a competitive salary and incentive opportunities to reward above-average performance; and maintaining enough flexibility within the programs to adapt to changes, such as the local competitive environment or recruiting conditions.
The Company’s strategic objective has been for qualitative and sustainable growth, coupled with maintaining profitability. Management identified annual and long-term target goals for return on equity (ROE), efficiency ratio, and earnings per share (EPS) growth.
The Compensation Committee follows a compensation philosophy that emphasizes cash incentives for performance, stock options and other stock-based compensation. This emphasis is intended to create a close link between the interests of employees and shareholders and to focus on growth in assets and earnings while maintaining good asset quality and increasing long-term shareholder value. The Compensation Committee anticipates that it will continue to emphasize both cash incentive and stock-based compensation in the future.
Compensation Programs and Practices. WBCO’s compensation program includes competitive salaries and benefits, an annual cash incentive opportunity based upon attainment of Company and individual performance goals, and opportunities for employee ownership of WBCO common stock through a stock incentive plan.

In determining compensation packages for individual executives, the Compensation Committee considers various subjective and objective factors, including (1) individual job responsibilities and experience; (2) individual performance in terms of both qualitative and quantitative goals; (3) WBCO’s overall performance, as measured by attainment of strategic and budgeted financial goals and prior performance; and (4) industry surveys of compensation for comparable positions with similar institutions in the State of Washington, the Pacific Northwest and the United States.
It is not anticipated that the limitations on deductibility, under the Internal Revenue Code Section 162(m), of compensation to any one executive that exceeds $1,000,000 in a single year will apply to WBCO or its subsidiaries in the foreseeable future. In the event that such limitation would apply, the Compensation Committee will analyze the circumstances presented and act in a manner that, in its judgment, would be in the best interests of the Company. This may or may not involve actions to preserve deductibility.
Components of WBCO’s compensation programs are as follows:
Base Salary. Salary levels of executive officers are designed to be competitive within the banking industry. In setting competitive salary ranges, the Compensation Committee works with management to periodically evaluate current salary levels of other financial institutions with size, lines of business, geographic locations and market place position similar to WBCO’s. The Chief Executive Officer provides recommendations for the base salaries of the Company’s other executive officers, taking into account the subjective and objective factors described above. The Compensation Committee reviews and approves or disapproves such recommendations. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit based increases to salaries are based on the Committee’s assessment of the individual’s performance.
Incentive Plan Awards. Executive officers have an annual incentive opportunity with cash awards based on the overall performance of WBCO and on attainment of individual performance targets. Awards are based on pre-established performance criteria and payouts are calculated as a percentage of base salary using a tiered, ratable approach. Performance targets may be based on one or more criteria, including, but not limited to, the following: return on average assets, return on average equity, deposit growth, loan growth, asset quality, and growth in earnings. The Compensation Committee determines the performance measurement criteria, and the award factors and their weighting for each executive officer at the beginning of each fiscal year. When fiscal year results are available, the Compensation Committee reviews the incentive award calculation for each executive, as well as the total incentive payout amount for the Company. The Committee may make adjustments on a discretionary basis to reduce or increase the size of award depending on overall performance of the Company and/or individual results. Payout of incentive awards are approved by the Compensation Committee, with final approval by the Board, based upon the Committee’s assessment of the Company’s performance as compared to both budgeted and prior fiscal year performance. There is currently no provision for recovery of compensation paid for satisfying a performance goal that is later subject to revision or restatement.
Stock Option and Other Stock-Based Compensation. Equity-based compensation is intended to more closely align the financial interests of WBCO’s executives with long-term shareholder value and to assist in the retention of executives who are key to the success of WBCO and Whidbey Island Bank. Equity-based compensation generally has been in the form of incentive stock options and restricted stock awards pursuant to existing stock plans. The Compensation Committee determines from time to time which of the Named Executives, if any, will receive stock awards and determines the number of shares subject to each grant. Recommendations for awards to other elected officers are made by executive management to the Compensation Committee. The total number of shares allocated for annual disbursement is determined by assuming a ten-year life of the stock award plan and disbursing up to 10% of the total available shares. Shares are typically awarded as 50% restricted stock and 50% incentive stock options to support both motivation and longer term retention of employees. Grants of stock options and awards are based on the performance of WBCO and various subjective factors relating primarily to the responsibilities of individual executives, their expected future contributions to WBCO and prior grants.
Incentive Stock Options, Restricted Stock Share Awards, and Restricted Stock Unit Awards are granted at the Nasdaq’s closing price of the Company’s Common Stock on the date of the grant. The majority of the awards granted by the Committee vest at a rate of 20% per year over a five-year period, although shorter vesting periods are also used. Restricted Stock Awards with three-year vesting periods have been used for grants to named executives, particularly when the executive elects to receive a portion of his annual incentive in the form of stock. Individual vesting periods of awards are determined by the Compensation Committee and may, at the Committee’s discretion, be considered independently from other awards.
Hiring Incentives. The Company considers hiring bonuses as an effective leverage point in attracting executive talent. Bonuses may be used as an incentive to an executive candidate to provide compensation in lieu of forfeited benefits from a previous employer in an effort to promote acceptance of a job offer from WBCO. Discretion is used in determining the amount of the hiring bonus to be offered, based, in part, on the amount and type of compensation forfeited, negotiated individual requirements, and common industry practices. The Compensation Committee reviews hiring bonus incentives. During 2007, no hiring bonuses were paid to the Named Executives.
In connection with the hiring of a new executive and consistent with industry practices, the Company may offer cash assistance to move household goods in the event that relocation is necessary. In addition, the Company may pay costs of housing and utilities for a short period of time after employment to allow time for relocation, or for a longer period in cases where the executive is not relocating permanently. Type and amount of relocation expenses will vary recognizing different recruiting conditions. Pursuant to a hiring agreement, Mr. Niemer, who is not relocating permanently, received $15,600 for housing expenses as part of his 2007 compensation. Mr. Niemer’s housing expense is reviewed annually as part of his compensation and there is no guarantee from the Company that it will be continued.
Chief Executive Officer Compensation. In evaluating the compensation of the Company’s Named Executives for services rendered in 2007, the Compensation Committee considered both quantitative and qualitative factors.
In reviewing quantitative factors, the Compensation Committee reviewed WBCO’s 2007 financial results and compared them with WBCO’s budget and actual financial results for 2006. Specifically, the Compensation Committee considered that (1) net income for 2007 decreased 1% from 2006, which included expenses associated with the pending merger into Frontier Financial Corporation; (2) total assets, total loans and total deposits grew by 11%, 12% and 18%, respectively, at year-end 2007 from year-end 2006; (3) nonperforming assets to total assets were 0.49% at year-end 2007 as compared with 0.50% at year-end 2006; (4) return on equity (annualized) was 13.53%, as compared with 15.36% for 2006, and (5) the efficiency ratio was 62.31%, from 62.07% in 2006.
The Compensation Committee also considered certain qualitative accomplishments by the Named Executives in 2007. The Compensation Committee recognized the substantial time and effort expended by management in negotiating the merger agreement with Frontier Financial Corporation while continuing successful operations of the company and maintaining profitability.
Based on the foregoing, and consistent with the Compensation Committee’s overall compensation philosophy, the Compensation Committee made the following determinations with respect to Chief Executive Officer Cann’s compensation in 2007: Mr. Cann’s annual salary in 2007 was set at $260,950 and he was awarded an incentive payment of $43,793.
Conclusion. The Compensation Committee believes that for the 2007 fiscal year, the compensation of Mr. Cann, as well as for the other Named Executives, was consistent with WBCO’s overall compensation philosophy and related to the performance of the Company in achieving its goals and strategies for the year.
Stock Award Plans. Equity-based compensation generally has been in the form of incentive and nonqualified stock options, and restricted stock awards pursuant to existing and previous stock option and award plans. The program was designed to promote high performance and achievement of corporate goals by Directors and senior management, encourage the growth of shareholder value, and to allow key employees to participate in the long-term growth and profitability of the Company.
In 1992, the Company first adopted an employee stock option plan (“1992 Plan”), authorizing common stock to be issued upon exercise of incentive stock options (“ISOs”). The Company adopted a plan permitting grants of nonqualified stock options (“NSOs”) to directors in 1993 (“1993 Plan”). The 1992 and 1993 Plans were terminated as to further grants of options upon the adoption of the Company’s 1998 Stock Option and Restricted Stock Award Plan (“1998 Plan”). The 1998 Plan was terminated as to further grants upon the adoption of the Company’s 2005 Stock Incentive Plan (“2005 Plan”), which is currently the only stock award plan available for new grants. As of March 31, 2008, there were 89,197 shares subject to options granted but not exercised under the 1992, 1993 and 1998 Plans combined, and 38,014 shares of restricted stock issued from the 1998 Plan.
Under the 2005 Plan, 833,332 shares are authorized to be issued upon exercise of ISOs and NSOs and the award of restricted stock. As of March 31, 2008, there were 76,506 shares subject to options granted but not exercised, 19,175 shares of restricted stock had been issued, and 24,298 restricted stock units had been awarded. As of March 31, 2008, 3,792 shares had been issued upon exercise of options granted under the 2005 Plan.
Deferred Compensation Plan. In December 2000, the Bank approved the adoption of an Executive Deferred Compensation Plan (“Comp Plan”) to take effect January 2001, under which select participants may elect to defer receipt of a portion of eligible compensation. In December 2007, the Bank’s Board of Directors approved a resolution to suspend the Comp Plan effective January 1, 2008. Following year-end 2007, no further contributions were allowed.
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
Deferrals under the Comp Plan may reduce compensation used to calculate benefits under the Bank’s 401(k) Plan. To the extent applicable, it is intended that the Comp Plan and any awards made under the Comp Plan comply with the requirements of Section 409A of the Internal Revenue Code. Any provision that would cause the Comp Plan or any award to fail to satisfy Section 409A will have no force or effect until amended to comply with Section 409A, which amendment may be retroactive to the extent permitted by Section 409A.
Summary Compensation Table. The following table sets forth the aggregate compensation earned by the Named Executives, whose aggregate cash and cash equivalent forms of compensation exceeded $100,000 for services rendered to WBCO or its subsidiaries in all capacities paid or accrued for the fiscal years ended December 31, 2007 and 2006.

										Change in
										Pension
										Value
										and
										Nonqualified
Name								Non-Equity		Deferred	All
And				Stock		Option		Incentive Plan		Compensation	Other
Principal		Salary	Bonus	Awards		Awards		Compensation		Earnings	Compensation		Total
Position	Year	($)	($)	($)		($)		($)		($)	($)		($)
PEO Michal Cann Cann	2007	260,950	0	15,261	(1)	45,799	(2)	43,793	(3)	NA	17,263	(4)	383,066
	2006	250,990	0	3,811	(5)	4,003	(6)	8,955	(7)	NA	25,711	(9)	333,547
				40,077	(8)
PFO Richard Shields	2007	159,000	0	13,998	(1)	41,979	(2)	23,248	(3)	NA	5,898	(10)	244,123
Shields	2006	150,024	0	3,606	(5)	3,800	(6)	40,154	(7)	NA	3,948	(10)	201,532
CCO Joseph Niemer	2007	174,250	0	13,998	(1)	41,979	(2)	26,509	(3)	NA	22,185	(10)(11)	278,921
Niemer	2006	170,029	0	3,606	(5)	3,800	(6)	41,585	(7)	NA	16,740	(10)(11)	235,760
WIB CEO John Wagner	2007	227,450	0	13,998	(1)	41,979	(2)	39,520	(3)	20,446	8,540	(10)	351,933
Wagner	2006	190,030	0	3,606	(5)	3,800	(6)	46,477	(7)	17,281	4,753	(10)	265,947

(1)	Reflects an award of restricted stock units granted on 4/26/07 at the Nasdaq market closing price of $15.98.

(2)	Reflects a stock option award granted on 4/26/07 at the Nasdaq market closing price of $15.98. For information concerning the valuation assumptions used for the FAS 123R fair value of awards, see Note (12) of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

(3)	Reflects non-equity incentive plan compensation earned in 2007 but paid in 2008.

(4)	The amount disclosed represents director fees in 2007 in the amount of $5,000 plus: matching contributions under the Company’s 401 (k) Plan; insurance premiums for long-term disability, group term life, and accidental death and dismemberment insurance; and the value associated with the personal use of a Company-owned vehicle.

(5)	Reflects an award of restricted stock granted on 4/17/06 at the Nasdaq market closing price of $14.60.

(6)	Reflects stock option awards granted on 4/17/06 at the Nasdaq market closing price of $14.60. For information concerning the valuation assumptions used for the FAS 123R fair value of awards, see Note (12) of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.

(7)	Reflects non-equity incentive plan compensation earned in 2006 but paid in 2007; in addition, Mr. Cann elected to receive a portion of his 2006 incentive compensation in the form of restricted stock awards (refer to footnote 8).

(8)	Mr. Cann elected to receive a portion of his 2006 incentive plan compensation in the form of 2,536 shares of restricted stock awards; value stated reflects the Nasdaq market closing price on February 22, 2007, the date of the grant, of $15.80.

(9)	The amount disclosed represents director fees in 2006 in the amount of $15,000 plus: matching contributions under the Company’s 401 (k) Plan; insurance premiums for long-term disability, group term life, and accidental death and dismemberment insurance; and the value associated with the personal use of a Company-owned vehicle.

(10)	The amount disclosed represents matching contributions under the Company’s 401 (k) Plan, together with long-term disability, group term life, accidental death and dismemberment insurance premiums.

(11)	Reflects housing expense of $15,600.
Employment Agreements. The Company has executive employment agreements with Messrs. Cann, Niemer, Shields and Wagner. The agreement with each of these executives is for an initial term of three years, first renewal in 2008, with an automatic extension of one year, unless written notice of nonrenewal is provided by either party. Terms contained in the employment agreements primarily provide for the executive to receive a severance benefit in the event of a Change of Control and termination of the executive either by employer without Cause, or by the executive for Good Reason (all as defined in the agreements). The agreements contain a covenant not to compete, whereby the executive agrees to not directly or indirectly be employed by, own, manage, operate, join, or benefit in any way from any business activity that is competitive with the Company’s business. For Messrs. Cann and Wagner, the non-compete covenant is for a period of up to two years following a change of control and receipt of a severance benefit. For Messrs. Niemer and Shields, the period during which the executive cannot compete with the Company would not exceed 18 months. Further, in order to receive the severance benefit, the executive cannot resign from the Company during a change of control period, as defined in the employment agreements.
Other Employee Benefits. The Company maintains a salary savings 401(k) Plan for its employees, including its executive officers. All persons employed by the Company who are at least 21 years of age may elect to contribute a portion of their salary to the 401(k) Plan beginning the first of the month following the employee’s date of hire. Participant employees are eligible to receive Company contributions following completion of at least one year of service and an annual minimum of 1,000 service hours; contributions of up to 6% of salary are matched 50% by the Company, subject to certain specified limits. WBCO contributed approximately $22,286 in matching funds for the named Executives to the 401(k) Plan during 2007.
Certain employees and officers of the Company may participate in the Company’s incentive plan. Contributions by the Company are based upon year-end results of operations for the Company and attainment of goals by individuals. For 2007, the Company contributed $133,070 to the incentive plan for the Named Executives.
The Company provides a group health insurance plan along with the normal vacation and sick-pay benefits.
Grants Of Plan-Based Awards. The Compensation Committee approved and awarded stock options and restricted stock grants under the 2005 Plan during 2007. There were 3,583 restricted stock units and 10,747 shares of stock options granted to the Named Executives in 2007. Additionally, Mr. Cann elected to receive $40,077 of his incentive compensation for 2006 in the form of 2,536 shares of restricted stock issued February 22, 2007. As of April 20, 2008, no stock awards had been granted to Named Executives in 2008.
The following table sets forth information regarding the awards granted to the Named Executives during 2007:

			All Other		All Other Option
			Stock Awards:		Awards:
			Number of		Number of	Exercise or
			Shares of		Securities	Base Price of	Grant Date Fair
			Stock or		Underlying	Option	Value of Stock and
	Grant	Approval	Units		Options	Awards	Option Awards
Name	Date	Date	(#)		(#)	($/Sh)	($) (3)
PEO	4/26/07	4/26/07			2,866 (1)	15.98	14,632
Michal	4/26/07	4/26/07	955	(1)		15.98	15,261
Cann	2/22/07	2/22/07	2,536	(1)(2)			40,077
PFO	4/26/07	4/26/07			2,627 (1)	15.98	13,412
Richard Shields	4/26/07	4/26/07	876	(1)		15.98	13,998
CCO	4/26/07	4/26/07			2,627 (1)	15.98	13,412
Joseph Niemer	4/26/07	4/26/07	876	(1)		15.98	13,998
CEO	4/26/07	4/26/07			2,627 (1)	15.98	13,412
John Wagner	4/26/07	4/26/07	876	(1)		15.98	13,998

(1)	Also reported on the Summary Compensation Table and Outstanding Equity Awards at Fiscal Year-End Table.

(2)	Mr. Cann elected to receive a portion of his 2006 incentive plan compensation in the form of restricted stock awards (see Summary Compensation Table, footnote 8).

(3)	For information concerning the valuation assumptions used for the FAS 123R fair value of awards, see Note (12) of Notes to Consolidated Financial Statements of the Company’s Form 10-K for the year ended December 31, 2007.
2005 Stock Plan. At the Annual Meeting of Shareholders held on April 28, 2005, the shareholders approved the 2005 Plan, whereby 833,332 shares are authorized to be issued upon exercise of ISOs and NSOs and the award of restricted stock. The following is a summary of the principal provisions of the 2005 Plan:
Purpose. The purpose of the 2005 Plan is to (1) enhance the long-term profitability and shareholder value of WBCO by offering stock-based incentives (“Awards”) to employees, directors, consultants and agents of, and individuals to whom offers of employment have been made by, WBCO or its subsidiaries; (2) attract and retain the best available personnel for positions of responsibility with WBCO and its subsidiaries; and (3) encourage employees and directors to acquire and maintain stock ownership in WBCO.
Shares Subject to Plan. The number of shares that may be optioned and sold under the 2005 Plan, subject to adjustments for any stock splits, stock dividends, or other changes in the capitalization of the Company, shall equal 833,332. To the extent permitted by applicable law, expired, forfeited, terminated or canceled Award shares will again become available for delivery as pursuant to the 2005 Plan.
Limitations. Not more than 25% of the aggregate number of shares available for delivery pursuant to an Award granted under the Plan may be issued to any participant during any one calendar year. In addition, in the case of Incentive Stock Options, the aggregate fair market value of all shares becoming exercisable in any one year shall not exceed $100,000.
Types of Awards. Awards may include: Incentive Stock Options, Nonqualified Stock Options, Restricted Stock, Restricted Units, Performance Shares, Performance Units, Stock Appreciation Rights or Dividend Equivalent Rights. ISOs are intended to meet all the requirements of an “Incentive Stock Option” as defined in Section 422 of the Internal Revenue Code.

Stock Option Grants. The exercise price for each option granted will be determined by the Compensation Committee, but for ISOs will not be less than 100% of the fair market value of WBCO common stock on the date of grant. For purposes of the 2005 Plan, “fair market value” means the closing transaction price of the common stock on the date of grant as reported on the Nasdaq Global Select Market System.
The term of options will be fixed by the Compensation Committee. No ISO granted under the 2005 Plan can be exercisable after 10 years from the date of the grant. Each option will be exercisable pursuant to a vesting schedule determined by the Compensation Committee.
Since option grants and stock awards are discretionary, WBCO cannot currently determine the number of shares that will be subject to Awards in the future pursuant to the 2005 Plan. The Compensation Committee currently intends to make Awards primarily to officers and key employees of WBCO and the Bank.
Amendment and Termination. The Plan shall expire ten (10) years after its effective date, provided that any outstanding Awards at that time will continue for the duration of the Award, in accordance with the terms of this Plan and the applicable Award Agreement. The Board may terminate the 2005 Plan at any time. The Board may amend the Plan at any time and from time to time in such respects as the Board may deem advisable, except that, without proper approval of shareholders of the Company, no such revision or amendment shall:
(i) increase the number of shares of Common Stock subject to the Plan other than in connection with an adjustment under Section 3(b) of Part I,
(ii) increase the parameters of Eligible Participants, or
(iii)make any amendment to this Plan that would require shareholder approval under any applicable law or regulation.
Any amendment made to the 2005 Plan which would constitute a “modification” to Incentive Stock Options, outstanding on the date of such amendment, shall not be applicable to such outstanding Incentive Stock Options, but shall have prospective effect only, unless the Grantee agrees otherwise.
Subject to the requirements of Internal Revenue Code Section 422 with respect to Incentive Stock Options and to the terms and conditions and within the limitations of the 2005 Plan, the Committee may modify or amend outstanding Options granted under this Plan. The modification or amendment of an outstanding Option shall not, without the consent of the Grantee, impair or diminish any of his or her rights or any of the obligations of the Company under such Option. Except as otherwise provided in this Plan, no outstanding Option shall be terminated without the consent of the Grantee. Unless the Grantee agrees otherwise, any changes or adjustments made to outstanding Incentive Stock Options granted under this Plan shall be made in such manner so as not to constitute a “modification” as defined in Code Section 424(h) and so as not to cause any Incentive Stock Option issued hereunder to fail to continue to qualify as an Incentive Stock Option as defined in Code Section 422(b).
Outstanding Equity Awards At Fiscal Year-End. The following table summarizes the outstanding equity awards held by the Named Executives as of December 31, 2007.

	Option Awards
	Number of	Number of				Stock Awards
	Securities	Securities				Number of
	underlying	underlying				Shares of		Market Value of
	unexercised	unexercised		Option		Units of Stock		Shares or Units of
	Options	Options		Exercise	Option	That Have		Stock that Have Not
	(#)	(#)		Price	Expiration	Not Vested		Vested
Name	Exercisable	Unexercisable		($)	Date	(#)		($) (10)
PEO Michal Cann	0	2,866	(1)(5)	15.98	4/26/17	955	(5)	15,079	(5)
	0	523	(2)(6)	14.60	4/17/16	2,536	(5)(7)	40,043	(5)
	0	690	(3)	6.54	2/19/13	209		3,300
						2,532	(8)	39,980	(8)
						764		12,064
PFO Richard Shields	0	2,627	(1)(5)	15.98	4/26/17	876	(5)	13,832	(5)
		496	(2)(6)	14.60	4/17/16	198	(6)	3,126	(6)
						245	(8)	3,869	(8)
						247		3,900
CCO Joseph Niemer	0	2,627	(1)(5)	15.98	4/26/17	876	(5)	13,832	(5)
	124	496	(2)(6)	14.60	4/17/16	198	(6)	3,126	(6)
						417	(9)	6,584
CEO John Wagner	0	2,627	(1)(5)	15.98	4/26/17	876	(5)	13,832	(5)
	0	496	(2)(6)	14.60	4/17/16	198	(6)	3,126	(6)
	0	549	(4)	6.15	1/2/13	611		9,648

(1)	5-year equal annual vesting beginning 4/26/08.

(2)	5-year equal annual vesting beginning 4/17/07.

(3)	5-year equal annual vesting beginning 2/19/04.

(4)	5-year equal annual vesting beginning 1/2/04.

(5)	Also reported on Summary Compensation Table and Grants of Plan-Based Awards Table.

(6)	Also reported on Summary Compensation Table.

(7)	Mr. Cann elected to receive a portion of his 2006 incentive plan compensation in the form of restricted stock awards.

(8)	Mr. Cann and Mr. Shields elected to receive a portion of their 2005 non-equity compensation, paid in 2006, in the form of restricted stock awards, which was previously disclosed as compensation for 2005.

(9)	Restricted stock award granted per acceptance of employment.

(10)	Market value on 12/31/07 using closing price of $15.79.
Option Exercises and Stock Vested Table. The following table summarizes the realized value of option exercises and restricted stock vested during 2007 held by the Named Executives:

	Option Awards		Stock Awards
	Number of		Number of Shares
	Shares Acquired	Value Realized on	Acquired on	Value Realized on
	on Exercise	Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
PEO Michal Cann	1,664	$16,193	2,081	$31,860
PFO Richard Shields	124	$120	418	$6,415
CCO Joseph Niemer	0	N/A	466	$8,029
CEO John Wagner	1,593	$14,880	659	$10,102
Pension Benefits. The Company does not sponsor or have any provisions under which the Named Executives can participate or have account balances in qualified or non-qualified defined benefit plans.
Nonqualified Deferred Compensation. Executives may elect to participate in a Comp Plan under which, receipt of a portion of eligible compensation may be deferred.
Contributions and Earnings. Eligible compensation for executives includes 25% of salary and 50% of annual cash incentive award. In no event may a participant’s total deferral reduce his taxable income to an amount less than the Social Security Wage Base in any calendar year. Participants may change their deferral election only during the annual open enrollment period, but may request a change in their investment strategy as often as monthly. The Bank retains the deferrals and credits a bookkeeping account in the participant’s name. Earnings accumulate on a tax-deferred basis. A third-party service provider tracks the contributions and earnings; the Bank audits the reports and provides periodic statements of account activity and balance information to individual participants. Benefits under the Comp Plan are payable solely by the Bank.
Distributions. In-service distributions are allowed. The participant may take a lump sum distribution by January 20th of a chosen year at least two years after the deferral unit is complete. The participant may also apply for an in-service distribution in the event of a financial hardship.
If a participant in the Comp Plan terminates employment for a reason other than retirement, the account balance will be paid in a lump sum distribution. Upon retirement, the participant will receive a lump sum distribution or annual installments over a 5, 10 or 15 year period, depending on the option chosen at the time of enrollment.
In the event of death of a participant prior to distribution, the participant’s beneficiary will receive the balance of the account.
The following table summarizes contributions and earnings in the Comp Plan by the Named Executives as of December 31, 2007:

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at Last
	in Last FY	in Last FY	in Last FY	Distributions	Fiscal Year End
Name	($)	($)	($)	($)	($)
PEO Michal Cann	NA
PFO Richard Shields	NA
CCO Joseph Niemer	NA
COO John Wagner	74,976 (1)	—	20,446 (1)	—	314,933

(1)	Also reported on Summary Compensation Table.

Potential Payments on Termination or Change in Control
The section below describes the payments that may be made to Named Executive Officers upon Separation as defined below, pursuant to individual agreements, or in connection with a Change in Control.
Executive Severance and Employment Agreements . The Company has executive employment agreements with Messrs. Cann, Niemer, Shields and Wagner. In the event of a Change of Control and termination of the executive either by employer without Cause, or by the executive for Good Reason (all as defined in the agreements), a severance benefit would be paid. The severance benefit for Messrs. Cann and Wagner would be an amount equal to two times the amount of their highest base salary over the prior three years plus two times the amount of the annual bonus last paid, or two times the average bonus paid over the prior three years, whichever is greater. The agreements for the other two executives provide that the executive would receive a severance benefit in an amount equal to one and one half times the amount of his highest base salary over the prior three years plus one and one half times the amount of the annual bonus last paid, or one and one half times the average bonus paid over the prior three years, whichever is greater.
The provisions of the executive employment agreements are triggered by a “change of control,” which means a change “in the ownership or effective control” or “in the ownership of a substantial portion of the assets” of the Company, as such quoted terms are defined and used in Section 280G of the Internal Revenue Code.
The table below estimates amounts payable upon a separation as if the individuals were separated on December 31, 2007 using the closing share price of WBCO common stock as of that day.

	Before or		Accelerated Vesting of
	After Change		Equity Value
	in Control			Stock
	Termination			Options
	w/o Cause or	Non-Equity		(Black-
	for Good	Incentive Plan	Restricted	Scholes	Vacation	Health/	Deferred
	Reason	Compensation	Stock	Value)	Accrued	Dental	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)	($)
PEO Michal Cann	531,900	164,760	110,467	7,005	8,817	14,639	0	837,588
PFO Richard Shields	252,000	64,074	24,727	590	1,318	18,804	0	361,513
CCO Joseph Niemer	267,750	62,378	23,543	590	6,206	13,960	0	374,427
CEO John Wagner	480,000	114,787	26,606	590	9,304	13,960	314,933	960,180

Termination Due to Disability or Upon Death. If the Company terminates the Named Executive’s employment on account of any mental or physical disability that prevents the Named Executive from discharging his duties under his Employment Agreement, the Named Executive shall be entitled to all base salary earned and reimbursement for expenses incurred through the termination date, plus a pro rata portion of any annual bonus for the year of termination. In case of the death of a Named Executive, the Company shall be obligated to pay to the surviving spouse of the Named Executive, or if there is none, to the Named Executive’s estate, that portion of the Named Executive’s base salary that would otherwise have been paid to him for the month in which his death occurred, and any amounts due him pursuant to any supplemental deferred compensation plan, and any other death, insurance, employee benefit plan or stock benefit plan provided to the Named Executive by the Company.
Director Compensation. During 2007, the Company’s non-officer directors received a monthly retainer of $1,000 plus $500 for each monthly board meeting attended, and $500 for each special board meeting attended. In addition, non-officer directors serving on the Bank’s Loan Committee received $500 per month. The Chairman of the Board received an additional $1,000 per month; the Audit Committee Chairman, who is also the Named Financial Expert, received an additional $900 per month. The remaining non-officer directors each received $350 for each committee meeting attended, and the Compensation Committee Chairman and the Corporate Governance Committee Chairman each received an additional $250 per month. The Company has two officer-directors who do not receive fees for service as directors. Mr. Cann is a director of both WBCO and the Bank. Mr. Wagner is a director of the Bank, but not a director of WBCO. While it is recommended that directors are also shareholders of WBCO stock, there is no requirement that a director must have an equity ownership position in the Company.
Since 1993, the Company has used shareholder-approved stock award plans that allow for stock options and awards to be granted to directors, as well as officers and key employees. In 2007, each non-officer director was granted a restricted stock unit award of 588 units (each unit represents one share) and a non-qualified stock option award of 1,763 shares of WBCO stock. In January 2008, each non-officer director was granted a restricted stock unit award of 1,200 units.
The following table sets forth a summary of the compensation paid to the non-officer directors in 2007:

						Changes in
						Pension
						Value and
					Non-Equity	Nonqualified
					Incentive	Deferred
		Fees earned or	Stock	Option	Plan	Compensation	All Other
		paid in cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)	($)	($)	($)	($)	($)
Jerry Chambers (1)	2007	2,750	0	0	0	6,360	0	9,110
Marlen Knutson (2)	2007	8,550	0	0	0	N/A	0	8,550
Karl Krieg (4)	2007	26,500	9,396	9,001	0	N/A	0	64,037
			19,140 (3)
Jay Lien (5)	2007	27,400	9,396	9,001	0	N/A	0	64,937
			19,140 (3)

							Changes in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
		Fees earned or	Stock		Option	Plan	Compensation	All Other
		paid in cash	Awards		Awards	Compensation	Earnings	Compensation	Total
Name		($)	($)		($)	($)	($)	($)	($)
Robert Olson (4)	2007	34,600	9,396		9,001	0	N/A	0	72,137
			19,140	(3)
Anthony Pickering(4)	2007	39,000	9,396		9,001	0	N/A	0	76,537
			19,140	(3)
Edward Wallgren (4)	2007	27,250	9,396		9,001	0	N/A	0	64,787
			19,140	(3)
Dennis Wintch (6)	2007	29,100	9,396		9,001	0	1,687	0	68,324
			19,140	(3)

(1)	As of 12/31/07, the aggregate number of stock awards outstanding was 0; the aggregate number of stock options outstanding was 5,442. Chambers died February 13, 2007.

(2)	As of 12/31/07, the aggregate number of stock awards and stock options outstanding was zero. Knutson retired from the Board in April 2007.

(3)	Restricted stock unit award for 1,200 units granted January 24, 2008.

(4)	As of 12/31/07, the aggregate number of stock awards outstanding was 1,203; the aggregate number of stock options outstanding was 10,591.

(5)	As of 12/31/07, the aggregate number of stock awards outstanding was 1,203; the aggregate number of stock options outstanding was 5,149.

(6)	As of 12/31/07, the aggregate number of stock awards outstanding was 588; the aggregate number of stock options outstanding was 1,763.
Compensation Committee Interlocks and Insider Participation. No member of the Compensation Committee was, during the year ended December 31, 2007, an officer, former officer or employee of the Company or the Bank. No executive officer of the Company served as a member of (i) the compensation committee of another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, (ii) the Board of another entity in which one of the executive officers of such entity served on the Company’s Compensation Committee, or (iii) the compensation committee of another entity in which one of the executive officers of such entity served as a member of the Company’s Board, during the year ended December 31, 2007.
Compensation Committee Report. The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis required by Item 402 of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for 2007.
Compensation Committee:
Karl C. Krieg*
Robert B. Olson
Anthony B. Pickering
Edward J. Wallgren

Item 12.	Security Ownership Of Certain Beneficial Owners And Management and Related Shareholder Matters
Equity Compensation Plan Information. The following table summarizes the number of shares subject to exercise and the number available for future issuance as of March 31, 2008:

Number of
	securities to be		Number of
	issued upon	Weighted average	securities
	exercise of	exercise price of	remaining available
Plan category	outstanding options	outstanding options	for future issuance

Equity compensation plans approved by security holders	165,703	$9.63	707,562

Equity compensation plans not approved by security holders	—	—	—

Total	165,703	$9.63	707,562
Ownership by Management, Directors and Principal Shareholders.
The following table sets forth information as of March 31, 2008 with respect to beneficial ownership of WBCO’s common stock by (a) each director; (b) the Chief Executive Officer of WBCO, the Chief Financial Officer of WBCO and the Bank, the Bank’s Chief Executive Officer, and Bank’s Chief Credit Officer, who were the only executive officers of the Company whose aggregate cash and cash equivalent forms of compensation exceeded $100,000 during 2007 for services rendered to WBCO or its subsidiaries (“Named Executives”); (c) all directors and Named Executives as a group and (d) all shareholders known by WBCO to be the beneficial owners of more than 5% of the outstanding shares of WBCO common stock. Except as noted below, WBCO believes that the beneficial owners of the shares listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. The percentages shown are based on 9,476,360 shares of WBCO common stock deemed to be outstanding, under applicable regulations (including options exercisable within sixty days of March 31, 2008).

	Shares Beneficially Owned at March 31, 2008
			Percentage of
			Outstanding Common
Name	Number		Stock

Michal D. Cann, Director, WBCO President and CEO	171,799	(1)	1.8%
Joseph W. Niemer, Executive Vice President and CCO	2,270	(2)	*
Richard A. Shields, Executive Vice President and CFO	6,920	(3)	*
John L. Wagner, WIB President and CEO	35,715	(4)	*
Karl C. Krieg, Director	180,479	(5)	1.9%
Jay T. Lien, Director	113,086	(6)	1.2%
Robert B. Olson, Director	118,719	(7)	1.2%
Anthony B. Pickering, Director	50,751	(8)	*
Edward J. Wallgren, Director	185,044	(8)	1.9%
Dennis A. Wintch, Director	8,637	(9)	*
Directors and executive officers as a group (10) persons)	873,420	(10)	9.2%

	Shares Beneficially Owned at March 31, 2008
			Percentage of
			Outstanding Common
Name	Number		Stock

Frontier Financial Corporation PO Box 2215 Everett, WA 98203	782,506		8.3%

The Banc Funds Company, LLC	612,684	(11)	6.5%
Funds V, VI and VII 208 S LaSalle Street Chicago, IL 60604	(as of 12/31/07)

*	Represents less than 1.0%

(1)	Includes 1,393 shares issuable upon exercise of options, 690 of which are exercisable at $6.54 per share, 130 of which are exercisable at $14.60 per share, and 573 of which are exercisable at $15.98 per share.

(2)	Includes 773 shares issuable upon exercise of options, 248 of which are exercisable at $14.60 per share and 525 of which are exercisable at $15.98 per share.

(3)	Includes 649 shares issuable upon exercise of options, 124 of which are exercisable at $14.60 per share and 525 of which are exercisable at $15.98 per share.

(4)	Includes 1,198 shares issuable upon exercise of options, 549 of which are exercisable at $6.15 per share, 124 of which are exercisable at $14.60 per share and 525 of which are exercisable at $15.98 per share.

(5)	Includes (a) 1,362 shares issuable upon exercise of options, 775 of which are exercisable at $14.60 per share, and 587 of which are exercisable at $15.98 per share, and (b) 27,210 shares owned by Krieg Construction 401(k) Plan, for which Mr. Krieg is the Trustee.

(6)	Includes (a) 3,586 shares issuable upon exercise of options, 844 of which are exercisable at $4.50 per share, 1,380 of which are exercisable at $6.54 per share, 775 of which are exercisable at $14.60 per share, and 587 of which are exercisable at $15.98 per share, and (b) 12,635 shares owned by Dan Garrison, Inc. Profit Sharing Plan, for which Mr. Lien is the Trustee.

(7)	Includes (a) 9,028 shares issuable upon exercise of options, 4,216 of which are exercisable at $4.50 per share, 3,450 of which are exercisable at $6.54 per share, 775 of which are exercisable at $14.60 per share, and 587 of which are exercisable at $15.98 per share, and (b) 1,235 shares owned for the benefit of Mr. Olson’s grandchildren under the Uniform Gift to Minors Act, for which Mr. Olson is the Custodian.

(8)	Includes 9,028 shares issuable upon exercise of options, 4,216 of which are exercisable at $4.50 per share, 3,450 of which are exercisable at $6.54 per share, 775 of which are exercisable at $14.60 per share, and 587 of which are exercisable at $15.98 per share.

(9)	Includes 587 shares issuable upon exercise of options which are exercisable at $15.98 per share.

(10)	Includes 36,632 shares issuable pursuant to options exercisable within 60 days of the date of this table at exercise prices ranging from $4.50 to $15.98 per share.

(11)	Based on information set forth in Schedule 13G/A filed with the SEC on February 11, 2008.
Item 13. Certain Relationships and Related Transactions
During 2007, certain directors and executive officers of WBCO and the Bank, and their associates, were customers of the Bank, and it is anticipated that such individuals will be customers of the Bank in the future. Insider “related interests” are disclosed through annual questionnaires and reported in compliance with applicable federal and state laws, and banking regulations. Pursuant to written Company policies and procedures, insider transactions are promptly and fully disclosed to the Board by senior management in conjunction with the Bank’s compliance department. All transactions between the Bank and its officers and directors, and their associates, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons. In the opinion of management, such transactions with executive officers and directors did not involve more than the normal risk of collectibility or present other unfavorable features. The aggregate outstanding amount of loans to directors and officers and their related parties was approximately $6,111,073 on December 31, 2007.
Board Determination of Independence. All non-management directors of the Company are independent of management within the meaning of currently applicable rules of the 1934 Act, the Securities and Exchange Commission and the Nasdaq Global Select Market listing requirements. The Company’s non-management directors meet in executive session, without management present, on a regular basis.
Item 14. Principal Accounting Fees and Services
The firm of Moss Adams LLP (“Moss Adams”) was engaged by WBCO as its independent accountants for the year ended December 31, 2007. WBCO has selected the firm of Moss Adams as its independent accountants for the year ending December 31, 2008. A representative of Moss Adams is expected to be present at the Annual Meeting to make a statement, if desired, and to be available to respond to appropriate questions.
Fees Billed By Moss Adams During 2007
Audit and Non-audit Fees. The following table presents fees for professional audit services rendered by Moss Adams for the audit of the Company’s annual financial statements for 2007 and 2006, and fees billed for other services rendered by Moss Adams.

	2007	2006

Audit fees:	$253,685	$238,900
Audit related fees:	39,720	10,550
Tax fees:	900	2,446
All other fees:	0	12,943

TOTAL	$294,305	$264,839

The Company’s Audit Committee charter contains the Company’s policy on pre-approval of all non-audit services permitted under Commission rules that may be provided to the Company by the independent auditors. The Company requires that all non-audit services rendered to the Company by Moss Adams be approved by the Audit Committee. The Audit Committee pre-approves, on a quarterly basis, the provision of certain permissible tax services and services related to compliance with the Sarbanes Oxley Act of 2002 up to a designated dollar amount per quarter. All other proposals for non-audit services are submitted to the Audit Committee for prior approval. In all cases, the Audit Committee considers whether the provision of such services would impair the independence of the Company’s auditors.
PART IV
Item 15. Exhibits, Financial Statement Schedules
     (a)(3) Exhibits: The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this Amendment No. 1 on Form 10-K/A.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th of April, 2008.

WASHINGTON BANKING COMPANY (Registrant)
By	/s/ Michal D. Cann
Michal D. Cann
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 29th of April, 2008.

Principal Executive Officer:
/ Michal D. Cann
Michal D. Cann
President and Chief Executive Officer

Principal Financial and Accounting Officer:
By	/s/ Richard A. Shields
Richard A. Shields
Senior Vice President and Chief Financial Officer

     Michal D. Cann, pursuant to a power of attorney filed with the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2008, has signed this report on April 29th, 2008, as attorney-in-fact for the following directors who constitute a majority of the board of directors.
Karl C. Krieg
Jay T. Lien
Robert B. Olson
Anthony B. Pickering
Edward J. Wallgren
Dennis A. Wintch

By	/s/ Michal D. Cann
Michal D. Cann
Attorney-in-fact April 29, 2008

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

24