Form 10-Q
period 2008-03-31
WASHINGTON BANKING CO
filed 2008-05-09
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐              Accelerated filer ☑                        Non-accelerated filer ☐                            Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
     The number of shares of the issuer’s Common Stock outstanding at April 30, 2008 was 9,476,003.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	March 31,	December 31,
	2008	2007
Assets
Cash and due from banks	$21,377	$18,795
($1,956 and $3,496, respectively, are restricted)
Interest-bearing deposits	404	257
Federal funds sold	2,415	—

Total cash, restricted cash, and cash equivalents	24,196	19,052
Investment securities available for sale	12,494	13,832

Federal Home Loan Bank stock	1,984	1,984

Loans held for sale	453	2,347

Loans receivable	814,993	805,862
Allowance for loan losses	(11,404)	(11,126)

Total loans, net	803,589	794,736
Premises and equipment, net	24,906	25,138
Bank owned life insurance	16,618	16,517
Other assets	8,769	8,683

Total assets	$893,009	$882,289

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$98,003	$101,539
Interest-bearing	313,294	315,298
Time deposits	334,449	341,517

Total deposits	745,746	758,354

FHLB overnight borrowings	11,500	20,500
Other borrowed funds	30,000	—
Junior subordinated debentures	25,774	25,774
Other liabilities	4,277	4,091

Total liabilities	817,297	808,719

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares: issued and outstanding 9,476,360 at 3/31/2008 and 9,453,767 at 12/31/2007	33,077	32,812
Retained earnings	42,421	40,652
Accumulated other comprehensive loss	214	106

Total shareholders’ equity	75,712	73,570

Total liabilities and shareholders’ equity	$893,009	$882,289

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007
Interest income:
Interest and fees on loans	$15,360	$14,428
Interest on taxable investment securities	110	133
Interest on tax exempt investment securities	51	71
Other	5	32

Total interest income	15,526	14,664

Interest expense:
Interest on deposits	5,295	5,323
Interest on other borrowings	304	34
Interest on junior subordinated debentures	405	338

Total interest expense	6,004	5,695

Net interest income	9,522	8,969
Provision for loan losses	1,025	550

Net interest income after provision for loan losses	8,497	8,419

Noninterest income:
Service charges and fees	726	816
Income from the sale of loans	90	155
SBA premium income	144	138
Other	835	695

Total noninterest income	1,795	1,804

Noninterest expense:
Salaries and benefits	3,990	4,411
Occupancy and equipment	949	956
Office supplies and printing	119	130
Data processing	161	141
Merger related expense	81	—
Consulting and professional fees	215	171
Other	1,364	1,115

Total noninterest expense	6,879	6,924

Income before provision for income taxes	3,413	3,299
Provision for income taxes	1,076	1,032

Net income	$2,337	$2,267

Net income per share, basic	$0.25	$0.24

Net income per share, diluted	$0.25	$0.24

Average number of shares outstanding, basic	9,432,000	9,389,000
Average number of shares outstanding, diluted	9,514,000	9,558,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	shareholders’
	Shares	Amount	earnings	income (loss)	equity
Balances at December 31, 2006	9,389	$33,016	$33,422	$(45)	$66,393
Comprehensive income:
Net income	—	—	2,267	—	2,267
Net unrealized gain on securities available for sale, net of tax of $12	—	—	—	22	22

Total comprehensive income	—	—	—	—	2,289

Cash dividend, $0.05 per share	—	—	(472)	—	(472)
Stock based compensation expense	—	142	—	—	142
Exercise of common stock- stock options	55	382	—	—	382
Issuance of restricted stock	2	—	—	—	—
Tax benefit associated with stock awards	—	47	—	—	47

Balances at March 31, 2007	9,446	$33,587	$35,217	$(23)	$68,781

Balances at December 31, 2007	9,454	$32,812	$40,652	$106	$73,570

Comprehensive income:
Net income	—	—	2,337	—	2,337
Net unrealized gain on securities available for sale, net of tax of $58	—	—	—	108	108

Total comprehensive income	—	—	—	—	2,445

Cash dividend, $0.06 per share	—	—	(568)	—	(568)
Stock based compensation expense	—	95	—	—	95
Exercise of common stock- stock options	23	129	—	—	129
Cancellation of restricted stock	(1)	—	—	—	—
Tax benefit associated with stock awards	—	41	—	—	41

Balances at March 31, 2008	9,476	$33,077	$42,421	$214	$75,712

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income from operations	$2,337	$2,267
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts, net	(4)	—
Deferred income tax expense (benefit)	(100)	164
Depreciation and amortization	455	443
Earnings on bank owned life insurance	(101)	(87)
Provision for loan losses	1,025	550
Write-downs of other real estate	150	—
Excess tax benefits from stock based compensation	(41)	(47)
Amortization of stock-based compensation	95	142
Net change in assets and liabilities:
Net (increase) decrease in loans held for sale	1,894	(2,259)
Decrease (increase) in other assets	447	(325)
Increase (decrease) in other liabilities	186	(575)

Cash provided by operating activities	6,343	273

Cash flows from investing activities:
Purchases of investment securities, available for sale	—	(928)
Maturities/calls/principal payments of investment and mortgage-backed securities, available for sale	1,508	1,005
Net increase in loans	(10,478)	(12,701)
Purchases of premises and equipment	(223)	(306)
Proceeds from the sale of other real estate owned	—	363

Cash used by investing activities	(9,193)	(12,567)

Cash flows from financing activities:
Net increase (decrease) in deposits	(12,608)	22,606
Net decrease in FHLB overnight borrowings	(9,000)	(3,075)
Dividends paid on common stock	(568)	(472)
Excess tax benefits from stock based compensation	41	47
Proceeds from exercise of common stock- stock options	129	382

Cash provided by financing activities	7,994	19,488

Net change in cash and cash equivalents	5,144	7,194
Cash and cash equivalents at beginning of period	19,052	19,745

Cash and cash equivalents at end of period	$24,196	$26,939

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$600	$—
Cash paid for interest	5,941	5,714
Cash paid for income taxes	200	810
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007 (unaudited)
(Dollars in thousands, except per share data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2008, WBCO had two wholly owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2008 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.
(2) Recent Financial Accounting Pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement 133. Statement No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, Statement 161 requires:
•	Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

•	Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

•	Disclosure of information about credit-risk-related contingent features; and

•	Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.
Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the standard to have a material impact on its financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007 (unaudited)
(Dollars in thousands, except per share data)
(3) Earnings Per Share
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended
	March 31,
	2008	2007
Weighted average shares-basic	9,432,000	9,389,000
Effect of dilutive securities: stock awards	82,000	169,000

Weighted average shares-diluted	9,514,000	9,558,000

At March 31, 2008 and 2007, there were options to purchase 165,703 and 250,417 shares of common stock outstanding, respectively. For the three months ended March 31, 2008, 72,401 options were antidilutive and therefore not included in the computation of diluted net income per share. There were no antidilutive options at March 31, 2007.
(4) Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. There were no options granted during the three months ended March 31, 2008. The weighted average fair value per share of options granted during the three months ended March 31, 2007 was $5.11 per share. The following assumptions were used in arriving at the fair value of options granted:

Three Months
Ended
March 31,
2007
Risk-free interest rate	4.85%
Dividend yield rate	1.50%
Price volatility	33.00%
Expected life of stock options	5 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2008 and 2007 the Company recognized $32 and $28, respectively, in stock based compensation expense as a component of salaries and benefits. As of March 31, 2008 there was approximately $283 of total unrecognized compensation cost related to nonvested stock awards.
The following table summarizes information on stock option activity during 2008:

			Weighted average
		Weighted average	remaining
		exercise price per	contractual terms	Aggregate intrinsic
	Shares	share	(in years)	value
Outstanding at January 1, 2008	192,618	$9.63

Granted	—	—
Exercised	(23,352)	5.52		$226
Forfeited, expired or cancelled	(3,563)	15.93

Outstanding at March 31, 2008	165,703	$10.07	6.08	$965

Exercisable at March 31, 2008	95,009	$5.91	4.04	$944

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007 (unaudited)
(Dollars in thousands, except per share data)
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2008. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.
The following table summarizes information on restricted stock activity during 2008:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)
Outstanding at January 1, 2008	29,560	$13.08
Granted	—	—
Vested	(6,497)	10.92
Forfeited, expired or cancelled	(758)	14.52

Outstanding at March 31, 2008	22,305	$13.66	1.95

For the three months ended March 31, 2008 and 2007 the Company recognized $42 and $44, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of March 31, 2008 there was $205 of total unrecognized compensation costs related to nonvested restricted stock.
(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees and directors. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.
The following table summarizes information on restricted stock unit activity during the three months ended March 31, 2008:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)
Outstanding at January 1, 2008	17,815	$15.98
Granted	7,200	15.95
Vested	—	—
Forfeited, expired or cancelled	(717)	15.98

Outstanding at March 31, 2008	24,298	$15.97	3.41

For the three months ended March 31, 2008 the Company recognized $21 in restricted stock units compensation expense as a component of salaries and benefits; there was no compensation expense in the prior year. As of March 31, 2008 there was $324 of total unrecognized compensation costs related to nonvested restricted stock units.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007 (unaudited)
(Dollars in thousands, except per share data)
(5) Fair Value Measurements
Effective January 1, 2008, the Company adopted FASB Statement No.157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Statement No. 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, Statement No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. Statement No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs.
The valuation techniques required by Statement No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drives are observable.

Level 3:	Significant inputs to the valuation model are unobservable.
The following section describes the valuation methodologies the Company uses to measure different financial instruments at fair value.
Investments in debt and equity securities: When available, the Company uses quoted market prices to determine the fair value of investment securities. These investments are included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and comprise the Company’s portfolio of U.S. agency securities, municipal bonds and one mortgage-backed security.
Impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent. Impaired loans, which are collateral dependent, are included in the nonrecurring basis table below.
Other real estate owned: Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value are included the nonrecurring basis table below
The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$—	$12,494	$—	$12,494

Total	$—	$12,494	$—	$12,494

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2008 and 2007 (unaudited)
(Dollars in thousands, except per share data)
The following table presents the Company’s assets measured at fair value on a nonrecurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$1,373	$1,373
Other real estate owned	—	—	932	932

Total	$—	$—	$2,305	$2,305

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $1.4 million had specific valuation allowances totaling $532,000, which were included in the allowance for loan losses.
In accordance with FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, other real estate owned properties with a total carrying amount of $1.1 million were written down to their fair value of $932,000, less a cost to sell of $134,000, which was included in the first quarter 2008 earnings.
(6) Subsequent Events
On April 24, 2008, the Company announced that its Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of May 5, 2008, payable on May 19, 2008.
(7) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2008. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of March 31, 2008. As of March 31, 2008 the commitments under these agreements were $2,431.
At March 31, 2008, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,000 at March 31, 2008.

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
The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. The Company’s primary objectives are to improve profitability and operating efficiencies and increase market penetration in areas currently served.
On March 27, 2008 shareholders approved the merger of the Company into Frontier Financial Corporation (“Frontier”). The closing of the merger is subject to the approval of the Federal Deposit Insurance Corporation (FDIC), final board approval and other closing conditions. Frontier has not received FDIC approval and no assurances can be given as to when or whether the FDIC will approve the application. At this time the closing cannot be assured and the closing date of the transaction cannot be determined
Summary of Critical Accounting Policies
Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.
Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in Form 10-K.
Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in Form 10-K.

Results of Operations Overview
The Company’s net income increased to $2.3 million or $0.25 per diluted share, in the first quarter of 2008, compared with $2.3 million or $0.24 per diluted share in the first quarter of 2007. Return on average equity decreased to 12.62% in the first quarter of 2008, compared with 13.69% in the corresponding quarter of 2007. Return on average assets decreased to 1.06% in the first quarter of 2008, compared with 1.15% in first quarter of 2007.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality
     The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	March 31, 2008			March 31, 2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$811,128	$15,490	7.66%	$723,735	$14,562	8.16%
Federal funds sold	266	2	2.89%	1,771	22	4.97%
Interest-earning cash	282	3	3.69%	770	10	5.27%
Investments:
Taxable	9,717	110	4.54%	12,393	133	4.36%
Non-taxable (2)	5,266	75	5.68%	6,798	104	6.20%

Interest-earning assets	826,659	15,680	7.61%	745,467	14,831	8.07%
Noninterest-earning assets	53,623			51,717

Total assets	$880,282			$797,184

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and money market	$271,268	$1,351	2.00%	$252,937	$1,583	2.54%
Savings	41,928	51	0.49%	49,176	91	0.75%
Time deposits	336,955	3,893	4.69%	308,592	3,649	4.80%

Interest-bearing deposits	650,151	5,295	3.27%	610,705	5,323	3.53%
Federal funds purchased	18,581	176	3.79%	2,291	33	5.78%
Junior subordinated debentures	25,774	405	6.30%	15,007	339	9.16%
Other borrowed funds	15,495	129	3.34%	—	—	0.00%

Interest-bearing liabilities	710,001	6,005	3.39%	628,003	5,695	3.68%
Noninterest-bearing deposits	92,527			96,097
Other noninterest-bearing liabilities	3,490			5,920

Total liabilities	806,018			730,020
Shareholders’ equity	74,264			67,164

Total liabilities and shareholders’ equity	$880,282			$797,184

Net interest income		$9,675			$9,136

Net interest spread			4.22%			4.39%

Net interest margin			4.69%			4.97%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35.0% and 35.0% in 2008 and 2007, respectively. These adjustments were $152 and $167 for the three months ended March 31, 2008 and 2007, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Net interest income on a taxable-equivalent basis totaled $9.7 million at March 31, 2008 compared with $9.1 million during the first quarter of 2007. There were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related volumes and rates during the first quarter. Average interest-earning assets increased $81.0 million to 826.7 million, due to strong loan growth, as compared to 745.5 million for the first quarter of 2007. However, the yields on interest-earning assets decreased 46 basis points to 7.61% in the first quarter of 2008 from 8.07% in the same period in 2007. This decrease was primarily attributed to a 200 basis point decrease in the prime rate charged on variable rate loans. Average interest-bearing liabilities increased $82.0 million to 710.0 million as compared to $628.0 million in the first quarter of 2007, with interest-bearing deposits increasing $39.5 million and the remaining $42.5 million increase in the first quarter of 2008 made up of various other borrowing sources. The average cost of interest-bearing liabilities decreased 29 basis points to 3.39% in the first quarter of 2008 from 3.68% in the same period in 2007. These changes in loan and deposit volumes and rates caused the net interest margin to decrease 28 basis points in the first quarter of 2008 to 4.69% from 4.97% in the same period last year.
The following table shows how changes in yields or rates and average balances affected net interest income for the first quarters of 2008 and 2007:

	Three Months Ended
	March 31
	2008 vs. 2007
	Increase (decrease) due to(2):
	Volume	Rate	Total
Assets:
Loans (1) (3)	$1,884	$(956)	$928
Federal funds sold	(13)	(7)	(20)
Interest-bearing cash	(5)	(2)	(7)
Investments (1)	(50)	(2)	(52)

Total interest earning assets	1,816	(967)	849

Liabilities:

Deposits:
Interest demand and money market	120	(352)	(232)
Savings	(12)	(28)	(40)
Time deposits	385	(141)	244
Interest on other borrowed funds	150	(7)	143
Junior subordinated debentures	118	(51)	67
Other interest-bearing liabilities	128	—	128

Total interest-bearing liabilities	889	(579)	310

Total increase (decrease) in net interest income	$927	$(388)	$539

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.
Noninterest Income: Noninterest income was basically flat at $1.8 million in the first quarter of 2008 and 2007. Changes in noninterest income were primarily due to a $90,000 decline in service charge and fees and a $65,000 decline in income from the sale of loans as compared to the corresponding quarter in 2007. These decreases were offset by an increase in annuity income of $66,000, earnings on bank owned life insurance of $15,000 and electronic banking fees of $28,000.

Noninterest Expense: Noninterest expense was essentially flat, at $6.9 million in the first quarter of 2008 and 2007. Salaries and benefits for the first quarter of 2008 decreased $421,000 due to a reduction in full time equivalent employees (FTE’s). The number of FTE’s decreased to 258 at March 31, 2008 from 303 at March 31, 2007. This decrease in the number of FTE’s was offset by a $134,000 increase in write-downs of several other real estate owned properties, $81,000 increase in merger related expenses associated with the pending merger with Frontier Financial Corporation, and a $44,000 increase in consulting and professional fees. Additionally, FDIC premiums in the first quarter of 2008 increased $120,000 as compared to 2007. In the first quarter of 2007, the Bank received a credit from the FDIC which reduced the expense to only $3,000 for that quarter.
Income Taxes: The Company’s consolidated effective tax rates for the first quarters of 2008 and 2007 were 31.5% and 31.3%, respectively. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.
Financial Condition Overview
Total assets were $893.0 million at March 31, 2008, an increase of $10.7 million from $882.3 million at December 31, 2007. During the first three months of 2008 the Company continued to focus on growing the loan and deposit portfolios. Loans at March 31, 2008 grew 1% to $815.0 million compared to $805.9 million at December 31, 2007. Deposits at March 31, 2008 were $745.8 million, a 2% decrease from December 31, 2007.
Loans: Total loans outstanding as of March 31, 2008 were $815.0 million, an increase of $9.1 million from $805.9 million at December 31, 2007. The total loan portfolio represented 91.3% of total assets at both March 31, 2008 and December 31, 2007.
Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community. The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	March 31, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2008 vs. 2007
Commercial	$105,641	13.0%	$102,284	12.7%	$3,357
Real estate mortgages:
One-to-four family residential	55,129	6.8%	56,636	7.0%	(1,507)
Commercial	311,188	38.3%	296,902	37.0%	14,286

Total real estate mortgages	366,316	45.1%	353,538	44.0%	12,778
Real estate construction:
One-to-four family residential	102,742	12.6%	101,912	12.7%	830
Multi-family and commercial	41,335	5.1%	44,735	5.6%	(3,400)

Total real estate construction	144,077	17.7%	146,647	18.3%	(2,570)
Consumer:
Indirect	112,351	13.8%	114,271	14.2%	(1,920)
Direct	84,053	10.3%	86,716	10.8%	(2,663)

Total consumer	196,404	24.2%	200,987	25.0%	(4,583)

Subtotal	812,438	100.0%	803,456	100.0%	8,982

Deferred loan fees, net	2,555		2,406		149

Total loans, net	$814,993		$805,862		$9,131

Allowance for Loan Losses: The allowance for loan losses at March 31, 2008 was $11.4 million or 1.40% of total loans and 830.59% of total non-performing loans. This compares with an allowance of $11.1 million or 1.38% of total loans and 395.41% of total non-performing loans at December 31, 2007.
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

	Three Months Ended
	March 31,
(Dollars in thousands)	2008	2007
Balance at beginning of period	$11,126	$10,048
Charge-offs:
Commercial	(449)	(370)
Real estate	(20)	—
Consumer:
Direct	(191)	(88)
Indirect	(362)	(135)

Total charge-offs	(1,022)	(593)
Recoveries:
Commercial	55	48
Real estate	2	71
Consumer:
Direct	47	34
Indirect	171	54

Total recoveries	275	207

Net charge-offs	(747)	(386)
Provision for loan losses	1,025	550

Balance at end of period	$11,404	$10,212

Indirect net charge-offs to average indirect loans (1)	0.67%	0.31%
Other net charge-offs to average other loans (1)	0.32%	0.20%
Net charge-offs to average loans (1)	0.37%	0.21%

(1)	Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first three months of 2008 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans and charge-off and recovery activity.
During the first quarter of 2008, the Company recorded a $1.0 million provision for loan losses compared to $550,000 for the first quarter in 2007. Net charge-offs for first quarter of 2008 were $747,000, a $361,000 increase over the first quarter of 2007. This increase in the first quarter is the result of a lower level of indirect charge-offs in 2007 and an increase in commercial charge-offs in the first quarter of 2008.

The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances. The decrease in the level of unallocated reserve is a reflection of continued weakness in the regional residential real estate markets:

	Allocation of the Allowance for Loan Losses as of:
	March 31, 2008			December 31, 2007			March 31, 2007
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)
Balance applicable to:
Commercial	$1,065	9.3%	13.0%	$976	8.8%	12.8%	$813	8.0%	12.2%
Real estate mortgage	4,371	38.3%	45.1%	3,928	35.3%	44.0%	3,220	31.5%	41.7%
Real estate construction	1,871	16.4%	17.7%	1,812	16.3%	18.3%	1,761	17.2%	19.8%
Consumer	2,886	25.3%	24.2%	2,773	24.9%	24.9%	2,578	25.2%	26.3%
Unallocated	1,211	10.7%	N/A	1,637	14.7%	N/A	1,840	18.1%	N/A

Total	$11,404	100%	100%	$11,126	100%	100%	$10,212	100.0%	100.0%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.
Nonperforming Assets: The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	March 31,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$1,373	$2,839
Restructured loans	—	—

Total nonperforming loans	1,373	2,839
Other real estate owned	1,890	1,440

Total nonperforming assets	$3,263	$4,279

Total impaired loans	$1,373	$2,839
Accruing loans past due ≥ 90 days	—	—
Potential problem loans	—	—
Allowance for loan losses	$11,404	$11,126
Interest foregone on nonaccrual loans	—	164
Nonperforming loans to loans	0.17%	0.35%
Allowance for loan losses to loans	1.40%	1.38%
Allowance for loan losses to nonperforming loans	830.59%	395.41%
Allowance for loan losses to nonperforming assets	349.49%	262.34%
Nonperforming assets to total assets	0.37%	0.49%
Deposits: Total deposits in the first three months of 2008 decreased $12.6 million to $745.8 million at quarter end as compared to $758.4 million at December 31, 2007. Deposits represented 91.2% of total liabilities at March 31, 2008 compared to 93.4% at December 31, 2007.

The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	March 31, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2008 vs. 2007
Noninterest-bearing demand	$98,003	13.1%	$101,539	13.4%	$(3,536)

NOW accounts	140,568	18.8%	140,145	18.5%	423
Money market	130,044	17.4%	133,265	17.6%	(3,221)
Savings	42,682	6.0%	41,888	5.5%	794
Time deposits	334,449	44.7%	341,517	45.0%	(7,068)

Total deposits	$745,746	100%	$758,354	100%	$(12,608)

Other Borrowed Funds: During the first quarter the Company entered into a short term borrowing agreement with the Federal Home Loan Bank (FHLB) for a total of $30.0 million. The advances are as follows:
▪	$10.0 million advance with a fixed interest rate of 3.64%, maturing in January 2009.

▪	$20.0 million advance with a fixed interest rate of 3.02%, maturing in August 2008.
Capital
Shareholders’ Equity: Total shareholders’ equity increased 3% to $75.7 million at March 31, 2008 from $73.6 million at December 31, 2007. This was principally due to the retention of $1.8 million, or approximately 80% of net income for the first three months of 2008 and proceeds from the exercise of stock awards of $129,000. The Company paid approximately $568,000 to shareholders in cash dividends during the first quarter of 2008.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2008 and December 31, 2007:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	March 31,	December 31,
	capitalized	capitalized	2008	2007
Total risk-based capital ratio
Company (consolidated)	8%	N/A	12.63%	12.45%
Whidbey Island Bank	8%	10%	12.29%	12.03%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	11.38%	11.14%
Whidbey Island Bank	4%	6%	11.04%	10.78%
Leverage ratio
Company (consolidated)	4%	N/A	11.43%	11.29%
Whidbey Island Bank	4%	5%	11.08%	10.92%
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
Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits and investments to provide liquidity in 2008. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Bank may use to supplement funding sources.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $6.3 million for the first three months of 2008. Approximately $1.9 million was from the sale of loans held for sale. Net cash of $9.1 million was used in investing activities for the period, primarily for the funding of net loan growth of $10.5 million for the period. Net cash provided by financing activities was $8.0 million for the first three months of 2008. Increase in other borrowings provided approximately $30.0 million of additional cash during the period.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2008 and December 31, 2007, the Company’s commitments under letters of credit and financial guarantees amounted to $2.4 million and $1.2 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2008, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2007. Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2007 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the Company’s risk factors from those disclosed in the 2007 Annual Report on Form 10-K.
Merger with Frontier Financial Corporations The Company’s management has expended substantial time and effort in negotiating the merger agreement and the related arrangements connected with the merger with Frontier Financial Corporation (“Frontier”). Moreover, the board of directors has agreed to certain arrangements intended to avert any unsolicited attempt to gain control of the Company during the pendency of this transaction, including certain breakup fees and expense reimbursements. Additionally, the merger reflects a substantial aspect of management’s strategic planning for the Company’s future. Were the merger with Frontier not to be consummated, the Company would be forced to make substantial adjustments in its strategic plans, which would require additional management time and effort and which might not be successful. Therefore, if the merger with Frontier is not consummated, the Company may experience adverse impacts on its strategic direction and its operating capabilities, and these impacts may be material. Finally, the termination or abandonment of the merger with Frontier may have an adverse impact upon investors’ views as to the attractiveness of the Company’s common stock, which may result in a reduced market price for the Company’s common stock, and such reduction may be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) — (c) None
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
A special meeting of shareholders was held at Oak Harbor, Washington at 9:00 a.m. on March 27, 2008. The total number of shares of common stock represented in person or by proxy at the meeting was 7,252,979 shares. This represented 76.67% of the 9,460,033 shares held by shareholders as of February 8, 2008 and entitled to vote at the meeting. The following issue came before the shareholders for vote:
To consider and vote upon a proposal to approve the Agreement and Plan of Merger dated September 26, 2007 by and among Washington Banking Company and its wholly-owned subsidiary Whidbey Island Bank, and Frontier Financial Corporation and its wholly-owned subsidiary Frontier Bank, pursuant to which WBCO would merge into Frontier Financial and Whidbey Island Bank would merge into Frontier Bank. Approval of the Agreement required the affirmative vote of at least two-thirds of the outstanding shares of WBCO common stock.
The proposal was approved with the following vote totals:

	For	Against	Abstain

Approval of the Agreement	6,931,296	316,676	5,007
Item 5. Other Information
(a) Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
Item 6. Exhibits
Exhibits
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASHINGTON BANKING COMPANY

Date: May 9, 2008	By	/s/ Michal D. Cann
Michal D. Cann
President and Chief Executive Officer

Date: May 9, 2008	By	/s/ Richard A. Shields
Richard A. Shields
Executive Vice President and Chief Financial Officer