Form 10-Q
period 2008-06-30
WASHINGTON BANKING CO
filed 2008-08-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐ No ☑
The number of shares of the issuer’s Common Stock outstanding at August 1, 2008 was 9,487,560.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands, except per share data)

	June 30,	December 31,
	2008	2007
Assets
Cash and due from banks ($3,481 and $3,496, respectively, are restricted)	$22,783	$18,795
Interest-bearing deposits	515	257
Federal funds sold	3,280	—

Total cash, restricted cash, and cash equivalents	26,578	19,052
Investment securities available for sale	11,310	13,832

Federal Home Loan Bank stock	2,880	1,984

Loans held for sale	562	2,347

Loans receivable	824,600	805,862
Allowance for loan losses	(11,585)	(11,126)

Total loans, net	813,015	794,736

Premises and equipment, net	24,662	25,138
Bank owned life insurance	16,739	16,517
Other assets	8,131	8,683

Total assets	$903,877	$882,289

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$91,764	$101,539
Interest-bearing	290,437	315,298
Time deposits	350,667	341,517

Total deposits	732,868	758,354

FHLB overnight borrowings	34,000	20,500
Other borrowed funds	30,000	—
Junior subordinated debentures	25,774	25,774
Other liabilities	3,699	4,091

Total liabilities	826,341	808,719

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares: issued and outstanding 9,487,560 at 6/30/2008 and 9,453,767 at 12/31/2007	33,208	32,812
Retained earnings	44,226	40,652
Accumulated other comprehensive income	102	106

Total shareholders’ equity	77,536	73,570

Total liabilities and shareholders’ equity	$903,877	$882,289

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$14,383	$15,185	$29,744	$29,614
Interest on taxable investment securities	96	136	206	269
Interest on tax exempt investment securities	51	68	102	138
Other	3	67	8	99

Total interest income	14,533	15,456	30,060	30,120
Interest expense:
Interest on deposits	4,542	5,480	9,837	10,803
Interest on other borrowings	359	137	663	170
Interest on junior subordinated debentures	284	484	689	822

Total interest expense	5,185	6,100	11,189	11,795
Net interest income	9,348	9,356	18,871	18,325
Provision for loan losses	1,050	850	2,075	1,400

Net interest income after provision for loan losses	8,298	8,506	16,796	16,925

Noninterest income:
Service charges and fees	711	797	1,437	1,614
Income from the sale of loans	51	211	141	366
SBA premium income	45	123	189	261
Other	831	822	1,665	1,517

Total noninterest income	1,638	1,953	3,432	3,758
Noninterest expense:
Salaries and benefits	3,798	4,132	7,788	8,543
Occupancy and equipment	902	980	1,851	1,936
Office supplies and printing	120	179	240	309
Data processing	153	167	314	308
Consulting and professional fees	147	99	362	270
Other	1,208	1,313	2,653	2,428

Total noninterest expense	6,328	6,870	13,208	13,794

Income before provision for income taxes	3,608	3,589	7,020	6,889
Provision for income taxes	1,187	1,129	2,262	2,161

Net income	$2,421	$2,460	$4,758	$4,728

Net income per share, basic	$0.25	$0.26	$0.50	$0.50

Net income per share, diluted	$0.25	$0.26	$0.50	$0.50

Average number of shares outstanding, basic	9,464,000	9,363,000	9,445,000	9,403,000
Average number of shares outstanding, diluted	9,519,000	9,486,000	9,511,000	9,548,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (unaudited)
(Dollars in thousands, except per share data)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	Shareholders’
	Shares	Amount	earnings	Income (loss)	equity
Balances at December 31, 2006	9,389	$33,016	$33,422	$(45)	$66,393

Comprehensive income:
Net income	—	—	4,728	—	4,728
Net change in unrealized loss on securities available for sale, net of tax of ($32)	—	—	—	(59)	(59)

Total comprehensive income	—	—	—	—	4,669

Cash dividend, $0.11 per share	—	—	(1,042)	—	(1,042)
Stock-based compensation	—	155	—	—	155
Common stock repurchased and retired	(116)	(1,851)	—	—	(1,851)
Stock options exercised	109	675	—	—	675
Forfeited and cancelled restricted stock	(2)	—	—	—	—
Tax benefit associated with stock awards	—	122	—	—	122

Balances at June 30, 2007	9,380	$32,117	$37,108	$(104)	$69,121

Balances at December 31, 2007	9,454	$32,812	$40,652	$106	$73,570

Comprehensive income:
Net income	—	—	4,758	—	4,758
Net change in unrealized loss on securities available for sale, net of tax of ($3)	—	—	—	(4)	(4)

Total comprehensive income	—	—	—	—	4,754

Cash dividend, $0.125 per share	—	—	(1,184)	—	(1,184)
Tax benefit associated with stock awards	—	40	—	—	40
Stock based compensation expense	—	184	—	—	184
Exercise of common stock- stock options	32	172	—	—	172
Issuance of restricted stock	3	—	—	—	—
Cancellation of restricted stock	(1)	—	—	—	—
Tax benefit associated with stock awards	—	40	—	—	40

Balances at June 30, 2008	9,488	$33,208	$44,226	$102	$77,536

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cashflows (unaudited)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$4,758	$4,728
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts, net	(6)	(3)
Deferred income tax expense (benefit)	(116)	223
Depreciation and amortization	893	886
Earnings on bank owned life insurance	(222)	(247)
Provision for loan losses	2,075	1,400
Net gain on sale of other real estate	(88)	(71)
Write-downs of other real estate	134	—
Amortization of stock-based compensation	184	155
Excess tax benefit from stock-based compensation	(40)	(122)
Net change in assets and liabilities:
Net (increase) decrease in loans held for sale	1,785	(2,377)
Decrease (increase) in other assets	469	(778)
Increase (decrease) in other liabilities	(392)	272

Cash provided by operating activities:	9,434	4,066

Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(498)	(2,635)
Purchase of Federal Home Loan Bank Stock	(896)	—
Maturities/calls/principal payments of investment and	—	—
mortgage — backed securities, available for sale	3,019	2,318
Net (increase) loans	(20,954)	(46,286)
Purchases of premises and equipment	(417)	(681)
Purchases of bank owned life insurance	—	(5,000)
Proceeds from the sale of other real estate owned	796	940

Cash flows used by investing activities	(18,950)	(51,344)

Cash flows from financing activities:
Net increase (decrease) in deposits	(25,486)	25,819
Gross payments on other borrowed funds	—	(10,000)
New borrowings on other borrowed funds	30,000	20,000
Net increase (decrease) in FHLB overnight borrowings	13,500	7,925
Gross payments on junior subordinated debentures	—	(15,007)
New borrowings on junior subordinated debentures	—	25,774
Dividends paid on common stock	(1,184)	(1,042)
Common stock repurchased	—	(1,851)
Excess tax benefits from stock-based compensation	40	122
Proceeds from exercise of common stock- stock options	172	675

Cash provided by financing activities	17,042	52,415

Net change in cash and cash equivalents	7,526	5,137

Cash and cash equivalents at beginning of period	19,052	19,745

Cash and cash equivalents at end of period	$26,578	$24,882

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$600	$548
Cash paid for interest	11,114	12,054
Cash paid for income taxes	2,352	1,360
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
     (Dollars In Thousands, Except Per Share Data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2008 WBCO had two wholly owned subsidiaries — Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(2) Recent Financial Accounting Pronouncements- (Continued)
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).
Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect the standard to have any impact on its financial statements.
In May 2008, FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts: An interpretation of FASB Statement No. 60. Statement No. 163 requires that an insurance enterprise to recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.
Statement No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect the standard to have any impact on its financial statements.
(3) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issueable upon exercise of options and non-vested restricted stock were included.
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Weighted average shares-basic	9,464,000	9,363,000	9,445,000	9,403,000
Effect of dilutive securities: stock awards	55,000	123,000	66,000	145,000

Weighted average shares-diluted	9,519,000	9,486,000	9,511,000	9,548,000

At June 30, 2008 and 2007, the following stock awards were antidilutive and therefore not included in the computation of diluted net income per share.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Antidilutive awards not included in diluted earnings per share	95,689	43,595	83,908	23,675

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(4) Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average fair value per share of options granted during the six months ended June 30, 2008 and 2007 was $2.82 and $5.11 per share, respectively. The following assumptions were used in arriving at the fair value of options granted:

	Six Months Ended
	June 30,
	2008	2007
Risk-free interest rate	3.44%	4.59%
Dividend yield rate	2.90%	1.50%
Price volatility	40.50%	33.00%
Expected life of stock options	5 years	5 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2008 and 2007 the Company recognized $64 and $45, respectively, in stock based compensation expense as a component of salaries and benefits. As of June 30, 2008 there was approximately $625 of total unrecognized compensation cost related to nonvested stock awards.
The following table summarizes information on stock option activity during 2008:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2008	192,618	$9.63
Granted	131,500	9.11
Exercised	(31,629)	5.48		$274
Forfeited, expired or cancelled	(5,202)	15.85

Outstanding at June 30, 2008	287,287	$9.74	7.77	$209

Exercisable at June 30, 2008	103,141	$7.48	4.50	$209

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2008. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) and restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSA awards do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Recipients of RSU awards do not pay any cash consideration to the Company for the shares. Restrictions for both awards are based on continuous service requirements with the Company.
The following table summarizes information on restricted stock activity during 2008:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2008	29,561	$13.08
Granted	—	—
Vested	(13,341)	12.24
Forfeited, expired or cancelled	(1,290)	13.41

Outstanding at June 30, 2008	14,930	$13.80	2.00

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
For the six months ended June 30, 2008 and 2007 the Company recognized $79 and $110, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of June 30, 2008 there was $205 of total unrecognized compensation costs related to nonvested restricted stock.
(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees and directors. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.
The following table summarizes information on restricted stock unit activity during the six months ended June 30, 2008:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2008	17,815	$15.98
Granted	17,925	11.86
Vested	(3,866)	—
Forfeited, expired or cancelled	(1,036)	15.98

Outstanding at June 30, 2008	30,838	$13.58	3.14

For the six months ended June 30, 2008 the Company recognized $47 in restricted stock units compensation expense as a component of salaries and benefits; there was no compensation expense in the prior year. As of June 30, 2008, there was $391 of total unrecognized compensation costs related to nonvested restricted stock units.
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
Other real estate owned: Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value are included in the nonrecurring basis table below
The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$—	$11,310	$—	$11,310

Total	$—	$11,310	$—	$11,310

The following table presents the Company’s assets measured at fair value on a nonrecurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$2,515	$2,515
Other real estate owned	—	—	932	932

Total	$—	$—	$3,447	$3,447

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $2,500 had specific valuation allowances totaling $292, which were included in the allowance for loan losses.
In accordance with FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, OREO properties with a total carrying amount of $1,066 were written down to their fair value of $932. The write down of OREO properties totaling $134, was included in other noninterest expense.
(6) Subsequent Events
On July 24, 2008, the Company announced that its Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of August 5, 2008, payable on August 20, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(7) Commitments and Guarantees
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2008. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of June 30, 2008. As of June 30, 2008 the commitments under these agreements were $2,201.
At June 30, 2008, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at June 30, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, continued success of the Company’s business plan and the strength of the local economy. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar construction are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially and adversely. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the SEC, factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others, the following possibilities: (1) local and national general and economic conditions, (2) changes in interest rates and their impact on net interest margins; (3) projected business increases following strategic expansion or opening or acquiring new branches are lower than expected; (4) greater than expected costs or difficulties related to the integration of acquisitions; (5) increased competitive pressure among financial institutions; (6) legislation or regulatory requirements or changes that adversely affect the banking and financial services sector; and (7) the Company’s ability to realize efficiencies from investment in personnel and infrastructure. However, the reader should be aware that these factors are not an exhaustive list, and should not assume that these are the only factors that may cause actual results to differ from expectations. In addition, it should be noted that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.
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

Results of Operations Overview
The Company’s net income was stable at $2.4 million, or $0.25 per diluted share, in the second quarter of 2008, compared with $2.5 million or $0.26 per diluted share in the second quarter of 2007. Return on average equity decreased to 12.74% in the second quarter of 2008, compared with 14.43% in the corresponding quarter of 2007. Return on average assets decreased to 1.09% in the second quarter of 2008, compared with 1.19% in second quarter of 2007.
For the first six months of 2008, net income was $4.8 million and diluted earnings per share was $0.50, compared to $4.7 million or $0.50 per diluted share for the same period last year. Return on average equity decreased to 12.68% for the first six months of 2008, compared with 14.07% last year.
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

▪ Market interest rate fluctuations; and

▪ Asset quality.
The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	June 30, 2008			June 30, 2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$823,052	$14,499	7.07%	$747,645	$15,317	8.22%
Federal funds sold	252	1	2.05%	2,600	35	5.41%
Interest-bearing cash	378	2	2.45%	2,437	32	5.26%
Investments
Taxable	9,195	96	4.18%	12,300	136	4.44%
Non-taxable (2)	5,262	76	5.76%	6,817	99	5.84%

Interest-earning assets	838,139	14,674	7.02%	771,799	15,619	8.12%
Noninterest-earning assets	52,858			55,838

Total assets	$890,997			$827,636

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$253,850	$933	1.47%	$262,008	$1,690	2.59%
Savings	41,674	42	0.41%	47,185	84	0.71%
CDs	348,276	3,567	4.11%	306,774	3,706	4.85%

Total interest-bearing deposits	643,800	4,542	2.83%	615,967	5,480	3.57%

Federal funds purchased	18,334	115	2.51%	6,815	94	5.53%
Junior subordinated debentures	25,774	284	4.42%	25,540	484	7.60%
Other interest bearing liabilities	30,000	245	3.27%	3,516	43	4.91%

Total interest bearing liabilities	717,908	5,185	2.90%	651,838	6,100	3.75%

Noninterest-bearing DDA	93,191			101,433
Other liabilities	3,695			5,988
Total liabilities	814,794			759,259

Total shareholders’ equity	76,203			68,377

Total liabilities and shareholders’ equity	$890,997			$827,636

Net interest income /Spread		$9,489	4.12%		$9,520	4.36%

Credit for interest bearing funds			0.43%			0.58%

Net interest margin (2)			4.54%			4.95%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $140 and $164 for the three months ended June 30, 2008 and 2007, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Six Months Ended			Six Months Ended
	June 30, 2008			June 30, 2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$817,090	$29,988	7.36%	$735,756	$29,879	8.19%
Federal funds sold	259	3	2.48%	2,188	57	5.23%
Interest-bearing cash	330	5	2.98%	1,608	42	5.27%
Investments
Taxable	9,456	206	4.37%	12,349	269	4.39%
Non-taxable (2)	5,264	150	5.70%	6,808	203	6.00%

Interest-earning assets	832,399	30,352	7.31%	758,709	30,450	8.09%
Non-earning assets	53,240			53,739

Total assets	$885,639			$812,447

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$262,559	$2,283	1.74%	$257,497	$3,274	2.56%
Savings	41,801	93	0.45%	48,175	175	0.73%
Time deposits	342,615	7,460	4.37%	307,678	7,355	4.82%

Total interest-bearing deposits	646,976	9,837	3.05%	613,350	10,804	3.55%

Federal funds purchased	18,458	290	3.15%	4,565	127	5.59%
Junior subordinated debentures	25,774	689	5.36%	20,302	822	8.17%
Other interest-bearing liabilities	22,747	374	3.29%	1,768	43	4.96%

Total interest-bearing liabilities	713,955	11,189	3.14%	639,986	11,796	3.72%

Noninterest-bearing DDA	92,859			98,780
Other liabilities	3,593			5,908
Total liabilities	810,406			744,673

Total equity	75,234			67,774

Total liabilities and shareholder’s equity	$885,639			$812,447

Net interest income /Spread		$19,163	4.17%		$18,655	4.37%

Credit for interest-bearing funds			0.45%			0.59%

Net interest margin (2)			4.62%			4.96%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $292 and $330 for the six months ended June 30, 2008 and 2007, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income was $9.5 million in the second quarter of 2008 and 2007. There were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related volumes and rates during the second quarter. Average interest-earning assets increased $66.3 million to $838.1 million, due to strong loan growth, as compared to $771.8 million for the second quarter of 2007. However, the yields on interest-earning assets decreased 110 basis points to 7.02% in the second quarter of 2008 from 8.12% in the same period in 2007. This decrease was primarily attributed to a 325 basis point decrease in the prime rate charged on variable rate loans, which occurred between August 2007 and April 2008. Average interest-bearing liabilities increased $66.1 million to $717.9 million as compared to $651.8 million in the second quarter of 2007, with interest-bearing deposits increasing $27.8 million and the remaining $38.3 million increase in the second quarter of 2007 made up of various other borrowing sources. The average cost of interest-bearing liabilities decreased 85 basis points to 2.90% in the second quarter of 2008 from 3.75% in the same period in 2007. These changes in loan and deposit volumes and rates caused the net interest margin to decrease 41 basis points in the second quarter of 2008 to 4.54% from 4.95% in the same period last year.
Taxable-equivalent net interest income was $19.1 million in the first six months of 2008 compared to $18.7 million in the same period in 2007. There were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related volumes and rates in the first six months of 2008. Average interest-earning assets increased $73.7 million to $832.4 million, due to strong loan growth, compared to $758.7 million for the same period last year. However, the yields on interest-earning assets decreased 78 basis points to 7.31% in the first six months of 2008 from 8.09% in the same period in 2007. This decrease was primarily attributed to a 325 basis point decrease in the prime rate charged on variable rate loans, which occurred between August 2007 and April 2008. Average interest-bearing liabilities increased $74.0 million to $714.0 million compared to $640.0 million in the first six months of 2007, with interest-bearing deposits increasing $33.6 million and the remaining $40.4 million increase in the first six months of 2008 made up of various other borrowing sources. The average cost of interest-bearing liabilities decreased 58 basis points to 3.14% in the first six months of 2008 from 3.72% in the same period in 2007. These changes in loan and deposit volumes and rates caused the net interest margin to decrease 34 basis points in the first six months of 2008 to 4.62% from 4.96% in the same period last year.
The following table shows how changes in yields or rates and average balances affected net interest income for the second quarters of 2008 and 2007:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:

Loans (1) (3)	$2,101	$(2,919)	$(818)	$1,284	$(1,175)	$109
Federal funds sold	(20)	(14)	(34)	(34)	(20)	(54)
Interest-bearing cash	(18)	(11)	(29)	(24)	(13)	(37)
Investments (1)
Taxable	(32)	(8)	(40)	(62)	(1)	(63)
Non-taxable (2)	(23)	(1)	(24)	(43)	(10)	(53)

Interest- earning assets	$2,008	$(2,953)	$(945)	$1,121	$(1,219)	$(98)

Liabilities:
Deposits:
Interest demand and money market	$(51)	$(706)	$(757)	$65	$(1,056)	$(991)
Savings	(9)	(33)	(42)	(21)	(61)	(82)
Time deposits	1,107	(1,246)	(139)	616	(511)	105

Total interest-bearing deposits	1,047	(1,985)	(938)	660	(1,628)	(968)

Fed funds purchased	31	(10)	21	191	(28)	163
Junior subordinated debentures	4	(204)	(200)	484	(617)	(133)
Other interest-bearing liabilities	211	(9)	202	340	(9)	331

Total interest-bearing liabilities	$1,293	$(2,208)	$(915)	$1,675	$(2,282)	$(607)

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: During the second quarter of 2008, the Company recorded a $1.1 million provision for loan losses compared to $850,000 for the second quarter in 2007. Net charge-offs for second quarter of 2008 were $869,000, a $333,000 increase over the second quarter of 2007. Increases in net charge-offs were due to an increase in real estate and indirect consumer loan charge-offs.
During the first six months of 2008, the Company recorded a $2.1 million provision for loan losses compared to $1.4 million in the same period in 2007. The increase in the provision for loan and lease losses is primarily due to loan portfolio growth and the level of net charge-offs. Net charge-offs for the first six months of 2008 were $1.6 million, compared with $922,000 in the same period last year.
The provision for loan losses is based on management’s evaluation of inherent risk in the loan portfolio and a corresponding analysis of the allowance for loan and lease losses. Additional discussion on loan quality and the allowance for loan and lease losses is provided under the Allowance for Loan Losses and Nonperforming Assets section of this report.
Noninterest Income: Noninterest income in the second quarter of 2008 decreased 16% to $1.6 million compared to $2.0 million in the corresponding quarter of 2007. Service charges and fees decreased $86,000 due to a decline in the number of deposit accounts. Additional changes in noninterest income were primarily due to decreases: in income from the sale of loans of $160,000; SBA premiums of $78,000; and a $62,000 decline in sales of investment products.
Noninterest income of $3.4 million for the first six months of 2008 decreased 9%, compared with $3.8 million in the same period last year. Service charges and fees decreased $177,000 due to a decline in the number of deposit accounts Additional changes in noninterest income in the first six months of 2008 were primarily due to decreases in income from the sale of loans of $225,000. The decrease in income from sale of loans, SBA premiums and investment product income are principally related to the decreased volume and operations associated with the proposed merger with Frontier Financial Corporation that was terminated in May 2008. The Company anticipates that noninterest income in these areas will increase through the remainder of 2008.
Noninterest Expense: Noninterest expense in the second quarter of 2008 decreased 8% to $6.3 million compared to $6.9 million for the second quarter of 2007. Salaries and benefits decreased $334,000, due to reduction in full time equivalent employees (“FTE’s”). Advertising for the second quarter of 2008 decreased $114,000.
Noninterest expense for the first six months of 2008 was $13.2 million, a 4% decrease over last year. The decrease was principally due to a decrease in salaries and benefits of $755,000 due to a reduction in FTEs. The number of FTEs decreased to 251 at June 30, 2008 from 305 at June 30, 2007. This decrease in the number of FTE’s was offset by an $134,000 increase in write-downs of several other real estate owned properties, and a $138,000 increase in merger related expenses associated with the terminated merger with Frontier Financial Corporation. Additionally, FDIC premiums in the first six months of 2008 increased $221,000 as compared to the same period in 2007. In 2007, the Bank received a credit from the FDIC which reduced the expense by $100,000.
Income Taxes: The Company’s consolidated effective tax rates for the second quarters of 2008 and 2007 were 32.9% and 31.5%, respectively. The effective tax rates for the first six months of 2008 and 2007 were 32.2% and 31.4%, respectively. The quarterly and year to date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year to date and quarterly 2008 tax rates reflect a benefit from the New Market Tax Credit Program, whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns over the next seven years.
Financial Condition Overview
Total assets were $903.9 million at June 30, 2008, an increase of $21.6 million from December 31, 2007. Loans at June 30, 2008 grew 2% to $824.6 million compared to $805.9 million at December 31, 2007. Deposits at June 30, 2008 decreased 3% to $732.9 million, compared to $758.4 million at December 31, 2007. Shareholders’ equity increased $4.0 million to $77.5 million, with a book value of $8.17 per share at June 30, 2008.

Loans: Total loans outstanding as of June 30, 2008 were $824.6 million, an increase of $18.7 million from December 31, 2007. Loan portfolio growth during 2008 was primarily in the commercial real estate loans, which was offset by decreases in commercial loans and consumer loans. The Company has attempted to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.
The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	June 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$97,572	11.9%	$102,284	12.7%	$(4,712)

Real estate mortgages:
One-to-four family residential	56,796	6.9%	56,636	7.0%	160
Multi-family residential & commercial	322,943	39.3%	296,902	37.0%	26,041

Total real estate mortgages	379,738	46.2%	353,538	44.0%	26,200
Real estate construction:
One-to-four family residential	104,597	12.7%	101,912	12.7%	2,685
Multi-family and commercial	45,359	5.5%	44,735	5.6%	624

Total real estate construction	149,955	18.2%	146,647	18.3%	3,308
Consumer:
Indirect	109,167	13.3%	114,271	14.2%	(5,104)
Direct	85,603	10.4%	86,716	10.8%	(1,113)

Total consumer	194,770	23.7%	200,987	25.0%	(6,217)

Subtotal	822,036	100.0%	803,456	100.0%	18,580

Deferred loan costs, net	2,563		2,406		157

Total loans, net	$824,600		$805,862		$18,738

Allowance for Loan Losses: The allowance for loan losses at June 30, 2008 was $11.6 million or 1.40% of total loans and 460.64% of total nonperforming loans. This compares with an allowance of $11.1 million or 1.38% of total loans and 395.41% of total non-performing loans at December 31, 2007.
The allowance for loan and losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The evaluation of the allowance is based on an assessment of non-performing loans, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. While the Company believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The Company anticipates that normal growth of the loan portfolio will require continued increases in the allowance for loan losses. The following table details the activity of the allowance for loan losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$11,404	$10,212	$11,126	$10,048
Charge-offs:
Commercial	(173)	(246)	(622)	(616)
Real estate	(482)	—	(502)	—
Consumer
Direct	(118)	(196)	(308)	(285)
Indirect	(331)	(263)	(693)	(398)

Total charge-offs	$(1,104)	$(705)	$(2,125)	$(1,299)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Recoveries:
Commercial	92	56	147	105
Real estate	1	3	3	73
Consumer
Direct	25	48	71	82
Indirect	117	63	288	117

Total recoveries	$235	$170	$509	$377

Net charge-offs	(869)	(536)	(1,616)	(922)
Provision for loan losses	1,050	850	2,075	1,400

Balance at end of period	$11,585	$10,526	$11,585	$10,526

Indirect loans net charge-offs to average indirect loans	0.77%	0.77%	0.73%	0.54%
Other net charge-offs to average other loans	0.37%	0.21%	0.34%	0.20%
Net charge-offs to average loans (1)	0.42%	0.28%	0.40%	0.25%

(1) Excludes loans held for sale.
The changes in the allocation of the allowance for loan losses in the first six months of 2008 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of loans, and charge-off and recovery activity.
The table below details the Company’s allocation of the allowance for loan losses by loan type and remaining unallocated allowances:

	Allocation of the Allowance for Loan Losses as of:
	June 30, 2008			December 31, 2007			June 30, 2007
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)
Balance applicable to:
Commercial	$971	8.4%	11.9%	$976	8.8%	12.8%	$937	8.9%	13.0%
Real estate mortgage	4,473	38.6%	46.2%	3,928	35.3%	44.0%	3,486	33.1%	41.6%
Real estate construction	1,942	16.8%	18.2%	1,812	16.3%	18.3%	1,862	17.7%	19.6%
Consumer	2,802	24.2%	23.7%	2,773	24.9%	24.9%	2,754	26.2%	25.8%
Unallocated	1,397	12.2%	N/A	1,637	14.7%	N/A	1,487	14.1%	N/A

Total	$11,585	100.0%	100.0%	$11,126	100.0%	100.0%	$10,526	100.0%	100.0%

(1) Represents the total of all outstanding loans in each category as a percent of total loans outstanding.

(2) Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.

Nonperforming Assets and Other Real Estate Owned Properties (“OREO”): Nonperforming assets include nonaccrual loans, restructured loans and OREO. At June 30, 2008 nonperforming assets were $3.7 million, or 0.41% of total assets, compared to $4.3 million or 0.49% at December 31, 2007.
Loans are classified as non-accrual when collection of principal or interest is doubtful. Additionally, loans that are “impaired” in accordance with SFAS No. 114 Accounting by Creditors for the Impairment of a Loan, are considered for non-accrual status. These loans will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments in accordance with the loan agreement appear relatively certain.
Foreclosed properties held as OREO are recorded at the lower of the recorded investment in the loan or market value of the property less estimated selling costs.
The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	June 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$2,515	$2,839
Restructured loans	—	—

Total nonperforming loans	2,515	2,839
Other real estate owned properties	1,198	1,440

Total nonperforming assets	$3,713	$4,279

Total impaired loans	$2,515	$2,839
Accruing loans past due ≥ 90 days	—	—
Potential problem loans	—	—
Allowance for loan losses	$11,585	$11,126
Nonperforming loans to loans	0.30%	0.35%
Nonperforming assets to total assets	0.41%	0.49%
Allowance for loan losses to loans	1.40%	1.38%
Allowance for loan losses to nonperforming loans	460.64%	395.41%
Allowance for loan losses to nonperforming assets	312.01%	262.34%
Changes in the nonaccrual loans for the first six months of 2008 consisted primarily of one relationship totaling $600,000, which was transferred to OREO and subsequently sold during the second quarter of 2008. At June 30, 2008 OREO consisted of four properties. Changes in OREO for the first six months of 2008 consisted of the sale of two properties totaling $708,000 for a gain of $88,000. Additionally, the fair value of three OREO properties fair values were written down a total of $134,000.

Deposits: Total deposits in the first six months of 2008 decreased $25.5 million to $732.9 million at June 30, 2008. The Decrease in deposits was primarily associated with the proposed merger with Frontier Financial Corporation. The Company anticipates deposit balances to increase through the remainder of 2008. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.
The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	June 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total
Noninterest-bearing demand	$91,764	12.5%	$101,539	13.4%	$(9,775)
NOW accounts	126,307	17.2%	140,145	18.5%	(13,838)
Money market	122,724	16.8%	133,265	17.6%	(10,541)
Savings	41,406	5.7%	41,888	5.5%	(482)
Time deposits	350,667	47.8%	341,517	45.0%	9,150

Total deposits	$732,868	100%	$758,354	100%	$(25,486)

The Company has $10.0 million in brokered time deposits outstanding as of June 30, 2008 and December 31, 2007. All $10.0 million mature in August 2008; the Company does not intend to renew these deposits.
Borrowings: Total borrowings outstanding in the first six months of 2008 increased $43.5 million to $89.8 million at June 30, 2008. The change in borrowings is attributable to increases in short-term and overnight borrowings with the Federal Home Loan Bank (“FHLB”).
FHLB Overnight Borrowings and Other Borrowed Funds: The Company utilizes advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short-term and long-term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets.
During the first quarter the Company entered into a short term borrowing agreement with the FHLB for a total of $30.0 million. The advances are as follows:
▪ $10.0 million advance with a fixed interest rate of 3.64% maturing in January 2009.

▪ $20.0 million advance with a fixed interest rate of 3.02% maturing in August 2008.
Capital
Shareholders’ Equity: Total shareholders’ equity increased $4.0 million to $77.5 million at June 30, 2008 from $73.6 million at December 31, 2007. Increases in shareholders’ equity were principally due to $4.8 million of net income for the first six months of 2008, and proceeds from the exercise of stock awards of $172,000. These increases were offset by the payment of cash dividends of $1.2 million during the first and second Quarters of 2008.
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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2008 and December 31, 2007:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	June 30,	December 31,
	capitalized	capitalized	2008	2007
Total risk-based capital ratio
Company (consolidated)	8%	N/A	12.79%	12.45%
Whidbey Island Bank	8%	10%	12.58%	12.03%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	11.50%	11.14%
Whidbey Island Bank	4%	6%	11.28	10.78%
Leverage ratio
Company (consolidated)	4%	N/A	11.54%	11.29%
Whidbey Island Bank	4%	5%	11.33%	10.92%
There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls.
Liquidity and Cash Flows
Liquidity: The principal objective of the liquidity management program is to maintain the Bank’s ability to meet the day to day cash flow requirements of its customers who either wish to withdraw funds or draw upon credit facilities to meet their needs.
Management monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term investments, investment securities available for sale and trust preferred securities. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits to provide liquidity in 2008. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Bank may use to supplement funding sources.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $9.4 million for the first six months of 2008. The principal source of cash provided by operating activities was net income from continuing operations. Net investing activities used $19.0 million in the first six months of 2008. $21.0 million was used to fund net loan growth. Net cash provided by financing activities was $17.0 million for the first six months of 2008. The principal sources of cash were a $30.0 million net increase in other borrowings, and $13.5 million in overnight borrowings. Principal uses of cash were the payment of a $1.2 million cash dividend and the net decrease of $25.5 million in deposits.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2008 and December 31, 2007, the Company’s commitments under letters of credit and financial guarantees amounted to $2.2 million and $1.2 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2008, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2007. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2007 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) - (c) None
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
WASHINGTON BANKING COMPANY

Date: August 8, 2008	By	/s/ Michal D. Cann Michal D. Cann
President and
Chief Executive Officer

Date: August 8, 2008	By	/s/ Richard A. Shields Richard A. Shields
Executive Vice President and
Chief Financial Officer