Form 10-Q
period 2008-09-30
WASHINGTON BANKING CO
filed 2008-11-07
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes ☐     No ☑
     The number of shares of the issuer’s Common Stock outstanding at November 1, 2008 was 9,491,523.

i

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
	2008	2007

Assets
Cash and due from banks ($1,721 and $3,496, respectively, are restricted)	$19,202	$18,795
Interest-bearing deposits	451	257
Federal funds sold	17,410	—

Total cash, restricted cash, and cash equivalents	37,063	19,052

Investment securities available for sale	10,781	13,832

Federal Home Loan Bank stock	2,880	1,984

Loans held for sale	995	2,347

Loans receivable	823,089	805,862
Allowance for loan losses	(11,488)	(11,126)

Total loans, net	811,601	794,736

Premises and equipment, net	24,476	25,138
Bank owned life insurance	16,750	16,517
Other assets	7,916	8,683

Total assets	$912,462	$882,289

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$90,183	$101,539
Interest-bearing	320,762	315,298
Certificate of deposits	372,796	341,517

Total deposits	783,741	758,354
FHLB overnight borrowings	—	20,500
Other borrowed funds	20,000	—
Junior subordinated debentures	25,774	25,774
Other liabilities	3,964	4,091

Total liabilities	833,479	808,719
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares: no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares: issued and outstanding 9,488,101 at 9/30/2008 and 9,453,767 at 12/31/2007	33,384	32,812
Retained earnings	45,513	40,652
Accumulated other comprehensive income	86	106

Total shareholders’ equity	78,983	73,570

Total liabilities and shareholders’ equity	$912,462	$882,289

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$14,432	$15,959	$44,176	$45,573
Interest on taxable investment securities	88	143	294	412
Interest on tax exempt investment securities	51	65	153	204
Other	6	54	14	153

Total interest income	14,577	16,221	44,637	46,342
Interest expense:
Interest on deposits	4,411	5,849	14,247	16,652
Interest on other borrowings	276	147	939	317
Interest on junior subordinated debentures	286	469	975	1,291

Total interest expense	4,973	6,465	16,161	18,260
Net interest income	9,604	9,756	28,476	28,082
Provision for loan losses	1,075	800	3,150	2,200

Net interest income after provision for loan losses	8,529	8,956	25,326	25,882

Noninterest income:
Service charges and fees	708	749	2,145	2,362
Income from the sale of loans	36	192	177	558
SBA premium income	50	74	239	335
Other	1,081	908	2,746	2,425

Total noninterest income	1,875	1,923	5,307	5,680
Noninterest expense:
Salaries and benefits	3,940	4,166	11,729	12,709
Occupancy and equipment	944	932	2,796	2,867
Office supplies and printing	162	146	402	455
Data processing	155	185	469	493
Consulting and professional fees	107	172	469	441
Other	2,270	1,226	4,923	3,655

Total noninterest expense	7,578	6,827	20,788	20,620

Income before provision for income taxes	2,825	4,052	9,845	10,942
Provision for income taxes	921	1,232	3,183	3,394

Net income	$1,904	$2,820	$6,662	$7,548

Net income per share, basic	$0.20	$0.30	$0.70	$0.80

Net income per share, diluted	$0.20	$0.30	$0.70	$0.79

Average number of shares outstanding, basic	9,473,000	9,323,000	9,457,000	9,392,000
Average number of shares outstanding, diluted	9,518,000	9,435,000	9,514,000	9,525,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (unaudited)
(Dollars in thousands, except per share data)

				Accumulated
				other	Total
	Common stock		Retained	comprehensive	Shareholders’
	Shares	Amount	earnings	Income (loss)	equity
Balances at December 31, 2006	9,389	$33,016	$33,422	$(45)	$66,393

Comprehensive income:
Net income	—	—	7,548	—	7,548
Net change in unrealized loss on securities available for sale, net of tax of $37	—	—	—	67	67

Total comprehensive income					7,615

Cash dividend, $0.17 per share	—	—	(1,605)	—	(1,605)
Stock-based compensation	—	250	—	—	250
Common stock repurchased and retired	(116)	(1,851)	—	—	(1,851)
Stock options exercised	126	782	—	—	782
Forfeited and cancelled restricted stock	(2)	—	—	—	—
Tax benefit associated with stock awards	—	138	—	—	138

Balances at September 30, 2007	9,397	$32,335	$39,365	$22	$71,722

Balances at December 31, 2007	9,454	$32,812	$40,652	$106	$73,570

Comprehensive income:
Net income	—	—	6,662	—	6,662
Net change in unrealized gain on securities available for sale, net of tax of $11	—	—	—	(20)	(20)

Total comprehensive income					6,642

Cash dividend, $0.195 per share	—	—	(1,801)	—	(1,801)
Stock based compensation	—	358	—	—	358
Stock options exercised	36	174	—	—	174
Forfeited and cancelled restricted stock	(2)	—	—	—	—
Tax benefit associated with stock awards	—	40	—	—	40

Balances at September 30, 2008	9,488	$33,384	$45,513	$86	$78,983

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cashflows (unaudited)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income from continuing operations	$6,662	$7,548
Adjustments to reconcile net income to net cash provided by operating activities:
Accretion of investment discounts, net	(8)	(6)
Deferred income tax expense	7	325
Depreciation and amortization	1,319	1,331
Earnings on bank owned life insurance	(233)	(433)
Provision for loan losses	3,150	2,200
Net loss on sale of premises and equipment	5	—
Net gain on sale of other real estate	(54)	(78)
Write-downs of other real estate	134	—
Amortization of stock-based compensation	358	250
Excess tax benefit from stock-based compensation	(40)	(138)
Net change in assets and liabilities:
Net decrease in loans held for sale	1,352	954
Decrease in other assets	41	1,612
Decrease in other liabilities	(127)	(2,694)

Cash provided by operating activities:	12,566	10,871

Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(498)	(2,635)
Purchase of Federal Home Loan Bank Stock	(896)	—
Maturities/calls/principal payments of investment and mortgage — backed securities, available for sale	3,525	2,628
Net increase in loans	(20,615)	(65,846)
Purchases of premises and equipment	(662)	(2,545)
Purchases of bank owned life insurance	—	(5,000)
Proceeds from the sale of other real estate owned	1,291	947

Cash flows used by investing activities	(17,855)	(72,451)

Cash flows from financing activities:
Net increase in deposits	25,387	62,541
Gross payments on other borrowed funds	(20,000)	—
New borrowings on other borrowed funds	40,000	—
Net decrease in FHLB overnight borrowings	(20,500)	(3,075)
Gross payments on junior subordinated debentures	—	(15,007)
New borrowings on junior subordinated debentures	—	25,774
Dividends paid on common stock	(1,801)	(1,605)
Common stock repurchased	—	(1,851)
Excess tax benefits from stock-based compensation	40	138
Proceeds from exercise of stock options	174	782

Cash provided by financing activities	23,300	67,697

Net change in cash and cash equivalents	18,011	6,117
Cash and cash equivalents at beginning of period	19,052	19,745

Cash and cash equivalents at end of period	$37,063	$25,862

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$600	$1,838
Cash paid for interest	16,491	18,290
Cash paid for income taxes	3,752	2,660
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(1) Description of Business and Summary of Significant Accounting Policies
(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2008, WBCO had two wholly-owned subsidiaries — Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.
(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiary Bank. Pursuant to FIN 46R, the Company is not the primary beneficiary of the Trust, and therefore does not consolidate the Trust. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2007 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.
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
(2) Recent Financial Accounting Pronouncements— (Continued)
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
Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the standard to have any impact on its financial statements.
In May 2008, FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts: An interpretation of FASB Statement No. 60. Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.
Statement No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect the standard to have any impact on its financial statements.
(3) Earnings Per Share
Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.
The following table reconciles the denominator of the basic and diluted earnings per share computation:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Weighted average shares-basic	9,473,000	9,323,000	9,457,000	9,392,000
Effect of dilutive securities: stock awards	45,000	112,000	57,000	133,000

Weighted average shares-diluted	9,518,000	9,435,000	9,514,000	9,525,000

At September 30, 2008 and 2007, the following stock awards were antidilutive and, therefore, not included in the computation of diluted net income per share.

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Antidilutive awards not included in diluted earnings per share	232,653	82,277	140,647	74,013

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(4) Stock-Based Compensation
(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. The weighted average fair value per share of options granted during the nine months ended September 30, 2008 and 2007 was $2.82 and $5.11 per share, respectively. The following assumptions were used in arriving at the fair value of options granted:

	Nine Months Ended
	September 30,
	2008	2007
Risk-free interest rate	3.44%	4.59%
Dividend yield rate	2.90%	1.50%
Price volatility	40.50%	33.00%
Expected life of stock options	5 years	5 years
The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2008 and 2007, the Company recognized $127 and $77, respectively, in stock based compensation expense as a component of salaries and benefits. As of September 30, 2008, there was approximately $573 of total unrecognized compensation cost related to nonvested stock awards.
The following table summarizes information on stock option activity during 2008:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2008	192,618	$9.63
Granted	131,500	9.11
Exercised	(31,851)	5.47		$275
Forfeited, expired or cancelled	(11,216)	14.25

Outstanding at September 30, 2008	281,051	$9.67	7.48	$301

Exercisable at September 30, 2008	102,461	$7.46	4.24	$301

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2008 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2008. This amount changes based upon the fair market value of the Company’s stock.
(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors. Recipients of RSA awards do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service requirements with the Company.
The following table summarizes information on restricted stock activity during 2008:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)
Outstanding at January 1, 2008	29,561	$12.73
Granted	—
Vested	(13,991)	11.73
Forfeited, expired or cancelled	(1,290)	13.41

Outstanding at September 30, 2008	14,280	$13.64	1.69

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
For the nine months ended September 30, 2008 and 2007, the Company recognized $92 and $146, respectively, in RSA compensation expense as a component of salaries and benefits. As of September 30, 2008, there was $138 of total unrecognized compensation costs related to nonvested restricted stock.
(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.
The following table summarizes information on restricted stock unit activity during the nine months ended September 30, 2008:

			Weighted average
		Weighted average	remaining
		grant price per	contractual terms
	Shares	share	(in years)

Outstanding at January 1, 2008	17,815	$15.98
Granted	18,025	11.84
Vested	(4,185)	14.46
Forfeited, expired or cancelled	(1,036)	15.98

Outstanding at September 30, 2008	30,619	$13.54	1.96

For the nine months ended September 30, 2008 and 2007, the Company recognized $146 and $27 in RSU compensation expense as a component of salaries and benefits. As of September 30, 2008, there was $313 of total unrecognized compensation costs related to nonvested restricted stock units.
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
The valuation techniques required by Statement No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. These two types of inputs create the following fair value hierarchy:
Level 1:	Quoted prices for identical instruments in active markets.

Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:	Significant inputs to the valuation model are unobservable.
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
Other real estate owned: Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value are included in the nonrecurring basis table below.
The following table presents the Company’s assets measured at fair value on a recurring basis for the nine months ending September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Investment securities	$—	$10,781	$—	$10,781

Total	$—	$10,781	$—	$10,781

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the nine months ending September 30, 2008:

	Level 1	Level 2	Level 3	Total
Assets
Impaired loans	$—	$—	$3,888	$3,888
Other real estate owned	—	—	669	669

Total	$—	$—	$4,557	$4,557

In accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan, impaired loans, with carrying amounts of $3,888 had specific valuation allowances totaling $336, which were included in the allowance for loan losses.
In accordance with FASB Statement No.144, Accounting for the Impairment or Disposal of Long-Lived Assets, OREO properties with a total carrying amount of $789 were written down to their fair value of $669. The write down of OREO properties totaling $120, was included in other noninterest expense.
(6) Subsequent Events
On October 23, 2008, the Company announced that its Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of November 4, 2008, payable on November 21, 2008.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)
(7) Commitments and Contingencies
Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2008. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of September 30, 2008. As of September 30, 2008, the commitments under these agreements were $1,967.
At September 30, 2008, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at September 30, 2008.

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
The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. To date, the Company’s growth has been achieved organically and it attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. The Company’s primary objectives are to improve profitability and operating efficiencies, increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.
Summary of Critical Accounting Policies and Estimates
Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in the Company’s Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.
Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in the Company’s Form 10-K.
Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2007 as filed in the Company’s Form 10-K.

Results of Operations Overview
The Company’s net income decreased to $1.9 million, or $0.20 per diluted share, in the third quarter of 2008, compared with $2.8 million or $0.30 per diluted share in the third quarter of 2007. Return on average equity decreased to 9.70% in the third quarter of 2008, compared with 16.18% in the corresponding quarter of 2007. Return on average assets decreased to 0.85% in the third quarter of 2008, compared with 1.32% in third quarter of 2007.
For the first nine months of 2008, net income was $6.7 million, or $0.70 per diluted share compared to $7.5 million or $0.79 per diluted share for the same period last year. Return on average equity decreased to 11.68% for the first nine months of 2008, compared with 14.74% for the same period last year.
Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:
•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.
The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	September 30, 2008			September 30, 2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)(2)	$820,425	$14,542	7.03%	$773,145	$16,091	8.26%
Federal funds sold	883	4	1.62%	3,899	47	4.80%
Interest-bearing cash	472	2	1.83%	371	7	7.13%
Investments
Taxable	8,717	88	4.02%	12,388	143	4.57%
Non-taxable(2)	5,207	76	5.76%	6,443	95	5.84%

Interest-earning assets	835,704	14,712	6.98%	796,246	16,382	8.16%
Noninterest-earning assets	53,780			57,662

Total assets	$889,483			$853,908

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$260,665	$951	1.45%	$278,977	$1,898	2.70%
Savings	41,355	42	0.40%	44,873	78	0.69%
Certificate of deposits	353,522	3,418	3.84%	315,003	3,873	4.88%

Total interest-bearing deposits	655,542	4,411	2.67%	638,853	5,849	3.63%

Federal funds purchased	7,338	50	2.68%	3,482	53	6.08%
Junior subordinated debentures	25,774	286	4.40%	25,774	469	7.22%
Other interest bearing liabilities	26,413	226	3.40%	6,413	94	5.78%

Total interest bearing liabilities	715,068	4,972	2.76%	674,522	6,465	3.80%

Noninterest-bearing DDA	92,832			104,989
Other liabilities	3,499			4,489
Total liabilities	811,399			784,000

Total shareholders’ equity	78,084			69,908

Total liabilities and shareholders’ equity	$889,483			$853,908

Net interest income /Spread		$9,739	4.23%		$9,917	4.36%

Credit for interest bearing funds			0.40%			0.58%

Net interest margin(2)			4.62%			4.94%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $134 and $162 for the three months ended September 30, 2008 and 2007, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Nine Months Ended			Nine Months Ended
	September 30, 2008			September 30, 2007
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans(1)(2)	$818,210	$44,430	7.23%	$748,356	$45,972	8.21%
Federal funds sold	469	7	1.93%	2,765	104	5.02%
Interest-bearing cash	378	7	2.50%	1,191	49	5.46%
Investments
Taxable	9,208	294	4.25%	12,362	412	4.46%
Non-taxable(2)	5,245	225	5.72%	6,685	299	5.98%

Interest-earning assets	833,509	44,963	7.19%	771,359	46,835	8.12%
Non-earning assets	53,421			55,061

Total assets	$886,930			$826,420

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$261,923	$3,234	1.64%	$264,736	$5,171	2.61%
Savings	41,652	135	0.43%	47,062	253	0.72%
Certificate of deposits	346,278	10,878	4.18%	310,147	11,228	4.84%

Total interest-bearing deposits	649,852	14,247	2.92%	621,945	16,652	3.58%

Federal funds purchased	14,724	340	3.07%	4,200	180	5.73%
Junior subordinated debentures	25,774	975	5.04%	22,146	1,291	7.79%
Other interest-bearing liabilities	23,978	600	3.33%	3,333	137	5.49%

Total interest-bearing liabilities	714,329	16,162	3.01%	651,624	18,260	3.75%

Noninterest-bearing DDA	92,850			100,872
Other liabilities	3,561			5,430
Total liabilities	810,739			757,926

Total equity	76,191			68,493

Total liabilities and shareholder’s equity	$886,930			$826,420

Net interest income /Spread		$28,801	4.17%		$28,575	4.37%

Credit for interest-bearing funds			0.43%			0.58%

Net interest margin(2)			4.60%			4.95%

(1)	Average balance includes nonaccrual loans.

(2)	Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $326 and $494 for the nine months ended September 30, 2008 and 2007, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.
Taxable-equivalent net interest income was $9.7 million and $9.9 million in the third quarter of 2008 and 2007, respectively. There were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related volumes and rates during the third quarter. Average interest-earning assets increased $39.5 million to $835.7 million, due to strong loan growth, as compared to $796.2 million for the third quarter of 2007. However, the average yields on interest-earning assets decreased 118 basis points to 6.98% in the third quarter of 2008 from 8.16% in the same period in 2007. This decrease was primarily attributed to a general decrease in the rates charged on new loans and variable rate loans, which occurred between September 2007 and April 2008. Average interest-bearing liabilities in the third quarter of 2008 increased $40.6 million to $715.0 million as compared to $674.5 million in the third quarter of 2007, with interest-bearing deposits increasing $16.7 million and the remaining $23.8 million increase in the third quarter of 2008 made up of various other borrowing sources. The average cost of interest-bearing liabilities decreased 104 basis points to 2.76% in the third quarter of 2008 from 3.80% in the same period in 2007. These changes in loan and deposit volumes and rates caused the net interest margin to decrease 32 basis points in the third quarter of 2008 to 4.62% from 4.94% in the same period last year.
Taxable-equivalent net interest income was $28.8 million in the first nine months of 2008 compared to $28.6 million in the same period in 2007. There were significant changes in the mix of interest-earning assets and interest-bearing liabilities and their related volumes and rates in the first nine months of 2008. Average interest-earning assets increased $62.1 million to $833.5 million for the first nine months of 2008, due to strong loan growth, compared to $771.4 million for the same period last year. However, the average yields on interest-earning assets decreased 93 basis points to 7.19% in the first nine months of 2008 from 8.12% in the same period in 2007. This decrease was primarily attributed to a general decrease in the rates charged on new loans and variable rate loans, which occurred between September 2007 and April 2008. Average interest-bearing liabilities increased $62.7 million to $714.3 million in the first nine months of 2008, compared to $651.6 million in the first nine months of 2007, with interest-bearing deposits increasing $27.9 million and the remaining $34.8 million increase in the first nine months of 2008 made up of various other borrowing sources. The average cost of interest-bearing liabilities decreased 74 basis points to 3.01% in the first nine months of 2008 from 3.75% in the same period in 2007. These changes in loan and deposit volumes and rates caused the net interest margin to decrease 35 basis points in the first nine months of 2008 to 4.60% from 4.95% in the same period last year.
The following table shows how changes in yields or rates and average balances affected net interest income for the third quarters of 2008 and 2007:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2008 vs. 2007			2008 vs. 2007
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total

Assets:
Loans(1)(3)	$1,086	$(2,635)	$(1,549)	$5,554	$(7,097)	$(1,543)
Federal funds sold	(23)	(20)	(43)	(56)	(41)	(97)
Interest-bearing cash	3	(7)	(4)	(23)	(18)	(41)
Investments(1)
Taxable	(38)	(16)	(54)	(100)	(18)	(118)
Non-taxable(2)	(18)	(2)	(20)	(61)	(13)	(74)

Interest- earning assets	$1,010	$(2,680)	$(1,670)	$5,314	$(7,187)	$(1,873)

Liabilities:
Deposits:
Interest demand and money market	$(118)	$(829)	$(947)	$(54)	$(1,883)	$(1,937)
Savings	(6)	(30)	(36)	(26)	(91)	(117)
Time deposits	610	(1,065)	(455)	2,155	(2,505)	(350)

Total interest-bearing deposits	486	(1,924)	(1,438)	2,075	(4,479)	(2,404)

Fed funds purchased	(8)	4	(4)	196	(36)	160
Junior subordinated debentures	—	(183)	(183)	273	(589)	(316)
Other interest-bearing liabilities	153	(20)	133	494	(31)	463

Total interest-bearing liabilities	$631	$(2,123)	$(1,492)	$3,038	$(5,135)	$(2,097)

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses was $1.1 million and $3.2 million for the three and nine months ended September 30, 2008, compared to $800,000 and $2.2 million, respectively, for the same periods in 2007. The increase in the provision for loan losses in the three and nine months ended September 30, 2008 as compared to the same periods in 2007 is principally attributable to growth in the loan portfolio and internal downgrades of credit within the portfolio.
The provision for loan losses is based on management’s evaluation of inherent risk in the loan portfolio and a corresponding analysis of the allowance for loan losses. Additional discussion on loan quality and the allowance for loan losses is provided under the Allowance for Loan Losses and Nonperforming Assets section of this report.
Noninterest Income: Noninterest income in the third quarter of 2008 was essentially flat at $1.9 million compared to $1.9 million in the corresponding quarter of 2007. Increases in noninterest income were primarily attributed to a one-time loan fee adjustment of $342,000 and ATM service charges of $25,000 in the third quarter of 2008. These increases in noninterest income were offset by decreases in gain on sale of loans of $156,000, bank owned life insurance of $173,000 and service charges and fees of $41,000 in the third quarter of 2008.
Noninterest income of $5.3 million for the first nine months of 2008 decreased 7%, compared with $5.7 million in the same period last year. Changes in noninterest income in the first nine months of 2008 were primarily due to decreases in income from the sale of loans of $381,000, service charges and fees of $217,000 and bank owned life insurance of $200,000. These decreases in noninterest income were offset by a one-time loan fee adjustment of $342,000 and ATM service charges of $94,000.
Noninterest Expense: Noninterest expense in the third quarter of 2008 increased 11% to $7.6 million compared to $6.8 million for the third quarter of 2007. Increase in noninterest expense in the third quarter of 2008 is primarily attributable to an $817,000 charge for the severance agreement of the retiring CEO recorded in other noninterest expense; merger related expenses of $64,000 and increased OREO costs of $91,000. Salaries and benefits decreased $226,000, due to reduction in full time equivalent employees (“FTE’s”).
Noninterest expense for the first nine months of 2008 was essentially flat at $20.8 million, compared to $20.6 million in the same nine month period of 2007. This decrease in salaries and benefits was principally due to a reduction of $980,000 associated with a reduction in FTEs in the first nine months of 2008. The number of FTEs decreased to 259 at September 30, 2008 from 295 at September 30, 2007. This decrease in salary and benefits was offset by increases in other noninterest expense related to an $817,000 charge for the severance agreement of the retiring CEO, merger related expenses of $248,000 and increased OREO costs of $259,000. Additionally, FDIC premiums in the first nine months of 2008 increased $268,000 as compared to the same period in 2007. In 2007, the Bank received a credit from the FDIC which reduced the expense by $100,000.
Income Taxes: The Company’s consolidated effective tax rates for the third quarter of 2008 and 2007 were 32.6% and 30.4%, respectively. The effective tax rate for the first nine months of 2008 and 2007 were 32.3% and 31.0%, respectively. The quarterly and year to date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year to date and quarterly 2008 tax rates reflect a benefit from the New Market Tax Credit Program, whereby a subsidiary of the Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits are expected to be recognized in the same periods that the credits are recognized on the Company’s income tax returns over the next seven years.
Financial Condition Overview
Total assets were $912.5 million at September 30, 2008, an increase of $30.2 million from $882.3 million at December 31, 2007. Loans at September 30, 2008 grew 2% to $823.1 million compared to $805.9 million at December 31, 2007. Deposits at September 30, 2008 increased 3% to $783.7 million, compared to $758.4 million at December 31, 2007. Shareholders’ equity increased $5.4 million to $79.0 million, with a book value of $8.32 per share at September 30, 2008.
Loans: Total loans outstanding at September 30, 2008 were $823.1 million, an increase of $17.2 million from $805.9 million at December 31, 2007. Loan portfolio growth during 2008 was primarily in the commercial real estate loans, which was offset by decreases in commercial loans and consumer loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

     The following table further details the major components of the loan portfolio:

		Loan Portfolio Composition as of:
	September 30, 2008		December 31, 2007
(Dollars in thousands)	Balance	% of total	Balance	% of total	Change
Commercial	$93,821	11.4%	$102,284	12.7%	$(8,463)
Real estate mortgages:
One-to-four family residential	55,984	6.8%	56,636	7.0%	(652)
Multi-family residential & commercial	325,314	39.7%	296,902	37.0%	28,412

Total real estate mortgages	381,298	46.5%	353,538	44.0%	27,760
Real estate construction:
One-to-four family residential	104,505	12.7%	101,912	12.7%	2,593
Multi-family and commercial	45,147	5.5%	44,735	5.6%	412

Total real estate construction	149,652	18.2%	146,647	18.3%	3,005
Consumer:
Indirect	110,239	13.4%	114,271	14.2%	(4,032)
Direct	85,321	10.4%	86,716	10.8%	(1,395)

Total consumer	195,560	23.8%	200,987	25.0%	(5,427)

Subtotal	820,331	100.0%	803,456	100.0%	16,875

Deferred loan costs, net	2,758		2,406		352

Total loans, net	$823,089		$805,862		$17,227

Real Estate Construction: At September 30, 2008, real estate construction loans were $149.7 million a 2% increase from $146.6 million at December 31, 2007. Real estate construction loans represented approximately 18% of the loan portfolio at September 30, 2008 and December 31, 2007. Real estate construction loans to builders and developers are secured by the underlying property financed. Construction loans typically have terms of 12 to 24 months.
The Company’s real estate construction portfolio has been relatively stable over the last several years. The Company expects the balances in the portfolio to decrease through the remainder of 2008 as existing loan commitments decrease and there are fewer new residential construction commitments extended to new borrowers. The following table shows the components of the Company’s real estate construction portfolio:

		Real Estate Construction Loan Portfolio Composition as of:
	September 30, 2008		December 31, 2007
(Dollars in thousands)	Balance	% of total	Balance	% of total	Change
Construction & land development
One-to-four family residential	$64,996	43.4%	$64,594	44.0%	$402
Multi-family residential & commercial	32,874	22.0%	33,006	22.5%	(132)
Raw land commercial	12,273	8.20%	11,692	8.0%	581
Raw land residential	37,813	25.3%	36,057	24.6%	1,756
Other	1,696	1.1%	1,298	0.9%	398

Total Construction	149,652	100.0%	146,647	100.0%	3,005
Unused Commitments
Construction & land development
One-to-four family residential	9,940	62.9%	20,443	55.8%	(10,503)
Multi-family residential & commercial	3,761	23.8%	10,923	29.8%	(7,162)
Raw land commercial	583	3.7%	313	0.9%	270
Raw land residential	1,510	9.6%	4,928	13.5%	(3,418)
Other	—	0.0%	—	0.0%	—

Total Unused Commitments	$15,794	100.0%	$36,607	100.0%	$(20,813)

Allowance for Loan Losses: The allowance for loan losses at September 30, 2008 was $11.5 million or 1.40% of total loans and 295.47% of total nonperforming loans. This compares with an allowance of $11.1 million or 1.38% of total loans and 391.90% of total nonperforming loans at December 31, 2007.
The allowance for loan and losses is maintained at a level considered by management to be the best estimate of loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The evaluation of the allowance is based on an assessment of nonperforming loans, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. While the Company believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. The Company anticipates that normal growth of the loan portfolio will require continued increases in the allowance for loan losses. The following table details the activity of the allowance for loan losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Balance at beginning of period	$11,585	$10,526	$11,126	$10,048
Charge-offs:
Commercial	(485)	(312)	(1,107)	(928)
Real estate	(19)	(20)	(520)	(20)
Consumer Direct	(295)	(241)	(604)	(526)
Indirect	(638)	(200)	(1,331)	(598)

Total charge-offs	$(1,437)	$(773)	$(3,562)	$(2,072)

Recoveries:
Commercial	29	64	176	168
Real estate	55	2	59	75
Consumer Direct	69	53	140	136
Indirect	111	82	399	200

Total recoveries	$264	$202	$774	$579

Net charge-offs	(1,173)	(571)	(2,788)	(1,493)
Provision for loan losses	1,075	800	3,150	2,200

Balance at end of period	$11,488	$10,755	$11,488	$10,755

Indirect loans net charge-offs to average indirect loans (2)	1.89%	0.42%	1.12%	0.49%
Other net charge-offs to average other loans(2)	0.36%	0.27%	0.35%	0.23%
Net charge-offs to average loans (1) (2)	0.57%	0.29%	0.46%	0.27%

(1)	Excludes loans held for sale.

(2)	Ratios are on an annualized basis.
The provision for loan losses for the first nine months of 2008 was $3.2 million compared to $2.2 million for the same period in 2007. The increase in the provision for loan losses was primarily attributable to the loan growth experienced during the first nine months of 2008. The provision for loan losses in the fourth quarter of 2008 will be dependent upon loan growth and evaluation of credit quality. A continued downturn in the economy may cause further deterioration in credit quality and additional provisions.

Nonperforming Assets and Other Real Estate Owned Properties (“OREO”): Nonperforming assets include nonaccrual loans, restructured loans and OREO. At September 30, 2008, nonperforming assets were $4.6 million, or 0.50% of total assets, compared to $4.3 million or 0.49% at December 31, 2007.
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
The table below shows the composition of the Company’s nonperforming assets:

	Nonperforming Assets as of:
	September 30,	December 31,
(Dollars in thousands)	2008	2007
Nonaccrual loans	$3,888	$2,839
Restructured loans	¯	¯

Total nonperforming loans	3,888	2,839
Other real estate owned properties	669	1,440

Total nonperforming assets	$4,557	$4,279

Total impaired loans	$3,888	$2,839
Accruing loans past due ≥ 90 days	¯	¯
Potential problem loans (1)	$780	¯
Allowance for loan losses	$11,488	$11,126
Nonperforming loans to loans	0.47%	0.35%
Nonperforming assets to total assets	0.50%	0.49%
Allowance for loan losses to loans	1.40%	1.38%
Allowance for loan losses to nonperforming loans	295.47%	391.90%

(1)	As defined under Securities Act Industry Guide 3-Statistical Disclosure by Bank Holding Companies, Section III, C, 2.
The Company’s credit administration personnel has been active in dealing with nonperforming loans through timely meetings with customers to resolve credit issues and follow up collection efforts. At September 30, 2008, nonperforming loans consisted of 11 loans of multiple loan types, with the largest loan totaling $1.1 million. Of the 11 loans in nonperforming status at September 30, 2008, only two loans, totaling $695,000, were also nonperforming at December 31, 2007.
At September 30, 2008, OREO consisted of two properties. Changes in OREO for the first nine months of 2008 consisted of the sale of four properties totaling $1.3 million for a net gain of $54,000.
Deposits: Total deposits in the first nine months of 2008 increased $25.4 million to $783.7 million at September 30, 2008. The increase in deposits was primarily associated with wholesale money market deposits obtained during the third quarter of 2008, and public fund time deposits. The Company anticipates deposit balances to increase through the remainder of 2008. Information on average deposit balances and average rates paid is included under the Net Interest Income section of this report.

Deposits: The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	September 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2008 vs. 2007

Noninterest-bearing demand	$90,183	11.5%	$101,539	13.4%	$(11,356)
NOW accounts	121,503	15.5%	140,145	18.5%	(18,642)
Money market	157,614	20.1%	133,265	17.6%	24,349
Savings	41,645	5.3%	41,888	5.5%	(243)
Certificate of deposits	372,796	47.6%	341,517	45.0%	31,279

Total deposits	$783,741	100.0%	$758,354	100.0%	$25,387

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

	Wholesale Deposit Composition as of:
	September 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2008 vs. 2007

Brokered time deposits	$10,000	27.1%	$10,000	100.0%	$—
Mutual fund money market deposits	24,980	67.8%	—	0.0%	24,980
Certificate of deposits account registry system deposits	1,880	5.1%	—	0.0%	1,880

Total wholesale deposits	$36,860	100.0%	$10,000	100.0%	$26,860

Wholesale deposits to total deposits	4.7%		1.3%
Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $10.0 million of the brokered time deposits mature in February 2009; the Company will evaluate alternate funding at maturity.
Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Currently, the Company anticipates limiting the growth of these types of deposits to approximately $25.0 million. The deposits are payable upon demand.
Certificate deposit account registry system (“CDARS”) deposits are obtained through a broker and represent a reciprocal agreement whereby the Company obtains a portion of time deposits from another financial institution, not to exceed $100,000 per customer, in return the other financial institution obtains a portion of the Company’s time deposits. All CDARS deposits represent direct customer relationships with the Company, but for regulatory purposes are required to be classified as brokered deposits. Deposits maturities range between 6 months and 24 months.
Borrowings: Total borrowings outstanding in the first nine months of 2008 decreased $500,000 to $45.8 million at September 30, 2008. The change in borrowings is the result of the Company eliminating its overnight borrowings with the Federal Home Loan Bank (“FHLB”) at September 30, 2008 and increasing the Company’s short-term borrowing with the FHLB.
FHLB Overnight Borrowings and Other Borrowed Funds: The Company from time to time utilizes advances from the FHLB to supplement its funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short-term and long-term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets. The Company expects continued use of FHLB advances as a source of short and long-term funding.
At September 30, 2008, the Company had no FHLB overnight borrowings outstanding and had an unused line of credit of $137.7 million. At December 31, 2007, the Company had outstanding overnight borrowings of $20.5 million and a remaining unused line of credit of $118.0 million.

During the first quarter of 2008, the Company entered into borrowing agreements with the FHLB for a total of $20.0 million. The advance terms are as follows:
•	$10.0 million advance with a fixed interest rate of 3.64% maturing in January 2009.

•	$10.0 million advance with a fixed interest rate of 3.71% maturing in August 2010.
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of September 30, 2008 or December 31, 2007. Available borrowings under these lines of credit totaled $50.0 million as of September 30, 2008 and December 31, 2007.
Junior Subordinated Debentures: On May 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.5 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.
Capital
Shareholders’ Equity: Total shareholders’ equity increased $5.4 million to $79.0 million at September 30, 2008 from $73.6 million at December 31, 2007. Increases in shareholders’ equity were principally due to $6.7 million of net income, stock- based compensation of $358,000, and proceeds from the exercise of stock awards of $174,000. These increases were offset by the payment of cash dividends of $1.8 million.
Stock Repurchase Plan: In April 2007, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. The repurchase plan authorizes the Company to repurchase up to 472,134 shares of common stock. During the nine months ended September 30, 2008, the Company did not repurchase any stock under the plan.
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
The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2008 and December 31, 2007:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2008	2007
Total risk-based capital ratio
Company (consolidated)	8%	N/A	13.06%	12.45%
Whidbey Island Bank	8%	10%	12.97%	12.03%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	11.81%	11.14%
Whidbey Island Bank	4%	6%	11.72%	10.78%
Leverage ratio
Company (consolidated)	4%	N/A	11.68%	11.29%
Whidbey Island Bank	4%	5%	11.58%	10.92%
There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls. The Company is currently evaluating the Troubled Asset Relief Program (TARP) capital purchase program instituted by the US Treasury. If the Company elects to participate in the program, the Company could issue up to 3% of its risk-weighted assets, or $26.4 million, in preferred stock to the US Treasury, subject to approval and certain restrictions.

Liquidity and Cash Flows
Liquidity: Liquidity is the term used to define the Bank’s and Company’s ability to meet its financial commitments. Liquidity for the Bank and Company is defined as follows:
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
Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures.
The Company monitors the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. The Company’s sources of funds are customer deposits, loan repayments, current earnings, cash and demand balances due from other banks, federal funds, short-term borrowings, and investment securities available for sale. The Company’s strategy includes maintaining a “well-capitalized” status for regulatory purposes, while maintaining a favorable liquidity position and proper asset/liability mix. With this strategy in mind, management anticipates that the Bank will rely primarily upon customer deposits to provide liquidity in 2008. These funds will be used for loan originations and deposit withdrawals, to satisfy other financial commitments and to support continuing operations. Additional funds are available through established FHLB and correspondent bank lines of credit, which the Bank may use to supplement funding sources.
Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $12.6 million for the first nine months of 2008. The principal source of cash provided by operating activities was net income from continuing operations. Net investing activities used $17.9 million in the first nine months of 2008 of which $20.6 million was used to fund net loan growth. Net cash provided by financing activities was $23.3 million for the first nine months of 2008. The principal sources of cash were a $40.0 million net increase in other borrowings, and $25.4 million in deposits. Principal uses of cash were the payment of a $1.8 million cash dividend and the net decrease of $40.5 million in other borrowed funds and FHLB overnight borrowings.
Capital Resources:
Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. The Company’s total commitments to extend credit were $146.6 million and $179.6 million at September 30, 2008 and December 31, 2007, respectively. Certain commitments are collateralized. As of September 30, 2008 and December 31, 2007, the Company’s commitments under letters of credit and financial guarantees amounted to $2.0 million and $1.2 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 30, 2008, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company’s interest rate risk since December 31, 2007. Should rates increase, the Company may, or may not be positively impacted due to its current slightly asset sensitive position. For additional information, refer to the Company’s Form 10-K for year ended December 31, 2007 filed with the SEC.
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
Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.
Item 1A. Risk Factors
The following is a discussion of the most significant risks and uncertainties that may affect our business, financial condition and future results. These risk factors should be read in conjunction with the risk factors in Item 1A of the Company’s Form 10-K for the year ended December 31, 2007.
Fluctuating interest rates can adversely affect our profitability
The Company’s profitability is dependent to a large extent upon net interest income, which is the difference (or “spread”) between the interest earned on loans, securities and other interest-earning assets and interest paid on deposits, borrowings, and other interest-bearing liabilities. Because of the differences in maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities, changes in interest rates do not produce equivalent changes in interest income earned on interest-earning assets and interest paid on interest-bearing liabilities. Accordingly, fluctuations in interest rates could adversely affect the Company’s interest rate spread, and, in turn, profitability. Because the Company is asset sensitive, we seek to manage our interest rate risk within well established guidelines. Generally, the Company seeks an asset and liability structure that insulates net interest income from large deviations attributable to changes in market rates.
Allowance for loan losses may not be adequate to cover actual loan losses, which could adversely affect earnings
The Company maintains an allowance for loan losses in an amount that it believes is the best estimate of losses inherent in the portfolio. While management strives to carefully manage and monitor credit quality and to identify loans that may become nonperforming, at any time there are loans included in the portfolio that will result in losses, but that have not been identified as nonperforming or potential problem loans. Management attempts to identify deteriorating loans before they become nonperforming assets and adjust the loan loss reserve accordingly. However, because future events are uncertain, and if the economy continues to soften, there may be loans that deteriorate to a nonperforming status in an accelerated time frame. As a result, future additions to the allowance may be necessary. Because the loan portfolio contains a number of loans with relatively large balances, the deterioration of one or a few of these loans may cause a significant increase in nonperforming loans, requiring an increase to the loan loss allowance. Additionally, future additions to the allowance may be required based on changes in the mix of loans comprising the portfolio, changes in the financial condition of borrowers, such as may result from changes in economic conditions, or as a result of incorrect assumptions by management in determining the allowance. Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review our allowance for loan losses. These regulatory agencies may require the Company to recognize further loan loss provisions or charge-offs based upon their judgments, which may be different from ours. Any increase in the allowance for loan losses could have a negative effect on the Company’s financial condition and results of operation.
Concentration in real estate market
The Company has a concentration of loans secured by real estate and additional downturn in the real estate market, for any reason, could hurt our business and our prospects. The Company’s business activities and credit exposure are concentrated in loans secured by real estate. A further decline in the real estate market could negatively affect business because the collateral securing those loans may decrease in value. Additional downturn in the local economy could have a material adverse effect both on the borrowers’ ability to repay these loans, as well as the value of the real property held as collateral. The Company’s ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished and we be would more likely to suffer losses on defaulted loans.

Tightening of credit markets and liquidity risk
A tightening of the credit market and the inability to obtain adequate money to fund continued loan growth may negatively affect the Company’s asset growth and liquidity position and, therefore, the Company’s earnings capability. In addition to core deposit growth, maturity of investment securities and loan payments, the Company also relies on alternative funding sources through correspondent banking, national certificates of deposit and borrowing lines with the Federal Reserve Bank and FHLB to fund loans. In the event of a downturn in the economy, particularly in the housing market, these resources could be negatively affected, both as to price and availability, which would limit and or raise the cost of the funds available to the Company.
An economic downturn in the market areas we serve may cause us to have lower earnings and could increase our credit risk associated with our loan portfolio
The inability of borrowers to repay loans can erode Company’s earnings. Substantially all the Company’s loans are to businesses and individuals in Washington, and any decline in the economy of these market areas could impact the Company adversely. As a lender, we are exposed to the risk that our customers will be unable to repay their loans in accordance with their terms, and that any collateral securing the payment of their loans may not be sufficient to assure repayment.
The FDIC likely will increase insurance premiums to rebuild and maintain the federal deposit insurance fund
Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. An increase in premium assessments would increase the Company’s expenses. The Company was assessed $119,408 quarterly premium for the third quarter 2008 at the current 5.39 annualized basis point assessment rate which is expected to increase to 12.58 annualized basis points in the first quarter of 2009.
The Company may be adversely affected by the FDIC’s recently announced Temporary Liquidity Guarantee Program
The Emergency Economic Stabilization Act of 2008 included a provision that increased the maximum amount of deposits insured by the FDIC to $250,000 per depositor. On October 14, 2008, the FDIC announced a new program — the Temporary Liquidity Guarantee Program — that provides unlimited deposit insurance on funds in noninterest-bearing transaction deposit accounts not otherwise covered by the existing deposit insurance limit of $250,000. All eligible institutions will be covered under the program until December 5, 2008, without incurring any costs. After December 5, 2008, participating institutions will be assessed a 10 basis point surcharge on the amount of additional insured deposits. The Bank has not determined if it will participate in the program at this time. The behavior of depositors in regard to the level of FDIC insurance could cause our existing customers to reduce the amount of deposits held at the Bank, and could cause new customers to open deposit accounts at the Bank. The level and composition of the Bank’s deposit portfolio directly impacts the Bank’s funding cost and net interest margin. If the Bank declines to participate in the program, the Bank could lose existing depositors to other Banks, which could have a negative effect on the Company’s earnings and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     (a) — (c) None
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     (a) Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.
Item 6. Exhibits
Exhibits

10.1	Severance Agreement and General Release between Michal Cann and Washington Banking Company
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WASHINGTON BANKING COMPANY

Date: November 7, 2008	By	/s/ John L. Wagner
John L. Wagner President and Chief Executive Officer

Date: November 7, 2008	By	/s/ Richard A. Shields
Richard A. Shields Executive Vice President and Chief Financial Officer