Form 10-K
period 2008-12-31
WASHINGTON BANKING CO
filed 2009-03-16
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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
Yes [   ]   No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [   ]   No [ X ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ X ]	Non-Accelerated filer [ ]	Smaller Reporting Company [ ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [   ] No [ X ]

The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2008 was approximately $68,425,984 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2008 of $7.90.

The number of shares of registrant’s Common Stock outstanding at March 06, 2009 was 9,529,496. Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement to be filed within 120 days of our 2008 fiscal year end	Part III, except the reports of the audit and compensation committees

2

Cross Reference Sheet

Location in Definitive Proxy Statement
Items required by Form 10-K

Form 10-K		Definitive Proxy Statement
Part and
Item No.	Caption	Caption
Part III
Item 10.	Directors, Executive Officers and Corporate	Election of Directors and Beneficial
	Governance	Ownership and Section 16(a) Reporting
Compliance
Item 11.	Executive Compensation	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial	Security Ownership of Certain Beneficial
	Owners and Management and Related	Owners and Management
Stockholder Matters
Item 13.	Certain Relationships, Related Transactions,	Interest of Management in Certain
	and Director Independence	Transactions
Item 14.	Principal Accounting Fees and Services	Relationship with Independent Registered
Public Accounting Firm

i

ii

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. These forward-looking statements describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and loan losses, and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission, Item 1a of the Annual Report and the following factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made. Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.
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

Washington Banking Capital Trust I (“The Trust”) is a wholly-owned subsidiary of the Company. The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Trust and payments on the debt are the sole revenues of the Trust. The Company has fully and unconditionally guaranteed all obligations of the Trust. In 2007, the Company terminated the Trust, after the Company repaid all outstanding debentures and the Trust repaid all holders of the trust preferred securities.

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Master Trust and payments on the debt are the sole revenues of the Master Trust. See Note 8- Trust Preferred Securities and Junior Subordinated Debentures to the consolidated financial statements for further details.

Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in Federal tax credits related to the New Markets Tax Credit program.

At December 31, 2008, the Company had total assets of $899.6 million, total deposits of $747.2 million and shareholders’ equity of $80.6 million. A more thorough discussion of the Company’s financial performance appears in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Snohomish County industrial sectors include aerospace, biotechnology, and electronics, as well as a military naval base and large retail influences.

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

Some of the Bank’s competitors are not subject to the same regulations as the Bank; they may have substantially higher lending limits, and may offer certain services that the Bank does not provide. Federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that the Company's competitive efforts will continue to be successful.

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:
			Has served as an executive
			officer of the Company or
Name	Age	Position	Bank since
John L. Wagner	65	President and Chief Executive Officer	2004
Joseph W. Niemer	57	Executive Vice President and Chief Credit Officer	2005
Richard A. Shields	49	Executive Vice President and Chief Financial Officer	2004

John L. Wagner. Mr. Wagner, 65, is the President and Chief Executive Officer of the Bank . He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. In 2007, Mr. Wagner was promoted to the Chief Executive Officer of the Bank. On October 1, 2008 Mr. Wagner was promoted to the position of Chief Executive Officer of the Company. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Joseph W. Niemer. Mr. Niemer, 57, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.

Richard A. Shields. Mr. Shields, 49, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at Umpqua Bank that has grown substantially both organically and through multiple acquisitions.

Employees

The Company had 258 full time equivalent employees at December 31, 2008. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

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

Specifically with regard to the payment of dividends, there are certain limitations on the ability of the Company to pay dividends to its shareholders. It is the policy of the FRB that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Additionally, depending upon the circumstances, the FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Federal Deposit Insurance. The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC. In October 2008, the FDIC temporarily increased the amount of deposit insurance from $100,000 to $250,000 per depositor through December 31, 2009. The FDIC also made unlimited deposit insurance coverage available for non-interest bearing transactions accounts and certain low-interest NOW accounts through December 31, 2009 at institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The Bank is participating in the TLGP.

The FDIC implemented a new risk-based insurance premium system effective January 1, 2007 under which banks are assessed insurance premiums based on how much risk they present to the DIF. Banks with higher levels of capital and a lower degree of supervisory risk are assessed lower premium rates than banks with lower levels of capital and/or a higher degree of supervisory risk. These premium rates are applied to the average balance of deposits in the prior quarter. Because the Bank is participating in the TLGP, a 10 basis point annual rate surcharge will be applied to non-interest bearing transaction deposit amounts over $250,000. The FDIC may increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the assessment rate could have an adverse effect on the Bank’s earnings, depending upon the amount of the increase. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

In December of 2008, the FDIC adopted a rule that would further amend the system for risk-based assessments and change assessment rates in attempts to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates will be uniformly raised seven basis points (annualized). Furthermore, the FDIC in February 2009 adopted additional modifications to the assessment system by requiring riskier institutions pay a larger share of the assessment. Characteristics of riskier institutions may include institutions with a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The proposal would also provide incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. These changes would be effective beginning April 1, 2009.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines that the institution has engaged in or is engaging in unsafe and unsound banking practices, is in an unsafe or unsound condition or has violated any applicable law, regulation or order or any condition imposed in writing by, or pursuant to, any written agreement with the FDIC. The termination of deposit insurance for the Bank could have a material adverse effect on our financial condition and results of operations due to the fact that the Bank’s liquidity position would likely be affected by deposit withdrawal activity.

Community Reinvestment Act. The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the records of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Capital Adequacy. The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2008, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

Dividends. The Bank is subject to restrictions on the payment of cash dividends to the Company. The principal source of the Company’s cash flow is dividends received from the Bank, the issuance of junior subordinated debentures, and cash received from the exercise of stock options. Regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements. Also, the payment of cash dividends by the Bank must satisfy a net profits test and an undivided profits test or the Bank must obtain prior approval of its regulators before such dividend is paid. The net profits test limits the dividend declared in any calendar year to the net profits of the current year plus retained net income of the preceding two years. The undivided profits test limits the dividends declared to the undivided profits on hand after deducting bad debts in excess of the allowance for loan and lease losses. Washington law also provides that no cash dividend may be paid if, after giving effect to the dividend, (1) a corporation would not be able to pay its debts as they become due in the usual course of business, or (2) a corporation’s total assets would be less than the sum of its total liabilities.

Federal Securities Laws; Sarbanes-Oxley Act of 2002. The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended, including provisions of the Sarbanes Oxley Act of 2002.

The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and regulation of the relationship between a Board of Directors and management and between a Board of Directors and its committees.

Key components of the Sarbanes-Oxley Act are follows:

  A prohibition on personal loans by the Company to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations

  Independence requirements for Board audit committee members and the Company’s auditors

  Certification of Exchange Act reports by the chief executive officer, chief financial officer and principal accounting officer

  Disclosure of off-balance sheet transactions

  Expedited reporting of stock transactions by insiders

  Increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

  Management to establish, maintain and evaluate disclosure controls and procedures;

  Management to report on its annual assessment of the effectiveness of internal controls over financial reporting;

  The Company’s external auditor to attest to the effectiveness of internal controls over financial reporting.

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new standards for listed companies.

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

Emergency Economic Stabilization Act of 2008 (EESA). EESA granted broad powers to the U.S. Department of the Treasury, the FDIC and the Federal Reserve to stabilize the financial markets under the following programs:

  the Capital Purchase Program allocated $250 billion to Treasury to purchase senior preferred shares and warrants to purchase commons stock from approved financial institutions;

  the Troubled Asset Purchase Program allocated $250 billion to Treasury to purchase troubled assets from financial institutions, with Treasury to also receive securities issued by participating institutions;

  the Temporary Liquidity Guaranty Program authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in non-interest bearing transactional deposit accounts of those institutions who elect to participate;

  the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

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

Item 1A. Risk Factors

Historical performance may not be indicative of future performance and, as noted elsewhere in this report, the Company has included forward-looking statements about its business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections Item 1- Business and Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the other risks or uncertainties contained in this report, the following risks may affect operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, the Company’s business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list; that some risks are unknown or not quantifiable, and other risks that are currently perceived as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

A large percentage of the Company’s loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of the Company’s loan portfolio would lead to additional losses which could have a material adverse effect on the Company’s business, financial condition and results of operations

Approximately 64.8% of the Company’s loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced increasing levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

Future loan losses may exceed the allowance for loan losses

The Company has established a reserve for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectibility of certain identified loans, as well as an overall risk assessment of total loans outstanding. The determination of the amount of loan loss allowance is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, the Company cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If the loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require the Company to increase the allowance, which also would adversely impact revenues and financial condition.

Defaults may negatively impact the Company

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

A rapid change in interest rates could reduce the Company’s net interest margin, net interest income and fee income

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

Tightening of credit markets and liquidity risk

Liquidity measures the ability to meet loan demand and deposit withdrawals and to service liabilities as they come due. Dramatic fluctuations in loan or deposit balances make it challenging to manage liquidity. A sharp reduction in deposits could force the Company to borrow heavily in the wholesale deposit market. In addition, rapid loan growth during periods of low liquidity could induce the Company to purchase federal funds from correspondent banks, borrow at the Federal Home Loan Bank of Seattle or Federal Reserve discount window, raise deposit interest rates or reduce lending activity. Wholesale deposits and federal funds or other sources for borrowings may not be available to us due to regulatory constraints, market upheaval or unfavorable terms.

Slower than anticipated growth from new branches, service offerings or acquisitions could result in reduced net income

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

Internal control systems could fail to detect certain events

The Company is subject to many operating risks, including but not limited to data processing system failures and errors, and customer or employee fraud. There can be no assurance that such an event will not occur, and if such an event is not prevented or detected by other Company’s internal controls and does occur, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s reputation in the business community and the Company’s business, financial condition, and results of operations.

The Company’s operations could be interrupted if third party service providers experience difficulty, terminate their services, or fail to comply with banking regulations

The Company depends, and will continue to depend to a significant extent, on a number of relationships with third-party service providers. Specifically, the Company utilizes software and hardware systems for processing, essential web hosting, debit and credit card processing, merchant processing, Internet banking systems, and other processing services from third-party service providers. If these third-party service providers experience difficulties or terminate their services, and the Company is unable to replace them with other qualified service providers, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition, and results of operations could be materially adversely affected.

The network and computer systems on which the Company depends could fail or experience a security breach

The Company’s computer systems could be vulnerable to unforeseen problems. Because the Company conducts part of its business over the Internet and outsource several critical functions to third parties, operations depend on the Company’s ability, and to a degree on the ability of third-party service providers to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, mechanical failure, software errors, operator errors, physical break-ins, or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company’s business, financial condition, and results of operations.

In addition, a significant barrier to online financial transactions is the secure transmission of confidential information over public networks. The Company’s Internet banking system relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmission of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, fraud perpetrated by a customer, employee, or third-party, or other developments could result in a compromise or breach of the algorithms the Bank or our third-party service providers use to protect the confidentiality and integrity of data, including non-public customer information. If any such compromise of security were to occur, it could have a material adverse effect on our business, financial condition, and results of operations.

The Company may not be able to replace key members of management or attract and retain qualified employees in the future

The Company depends on the services of existing management to carry out its business strategies. As the Company expands, it will need to continue to attract and retain additional management and other qualified staff. In particular, because the Company plans to continue to expand its locations and products and services, it will need to continue to attract and retain qualified banking personnel. Competition for such personnel is significant in the Company’s geographic market areas. The loss of the services of any management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our results of operations, financial conditions, and prospects.

The Company’s operations are geographically concentrated in Northwest Washington State

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

There are significant risks associated with potential acquisitions, including participating in FDIC-assisted acquisitions or assuming deposits from a troubled institution

The Company may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that it expects to further its business strategy. These acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain such approval. The Company may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions. Competition for acquisitions in the Company’s market area is highly competitive, and the Company may not be able to acquire other institutions on attractive terms. There can be no assurance that the Company will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that it will be successful in integrating acquired businesses into its operations. The Company’s ability to grow may be limited if it chooses not to pursue or are unable to successfully make acquisitions in the future.

The Company’s banking operations are subject to extensive government regulation that is expected to become more burdensome, increase its costs and make it less competitive compared to financial services firms that are not subject to the same regulation

The Company is subject to government regulation that could limit or restrict it’s activities, which in turn could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as shareholders. These regulations can sometimes impose significant limitations on operations. Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions and change the structure and jurisdiction of various regulatory agencies. Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance.

Difficult market conditions have adversely affected our industry

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity, generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected our business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial services industry. In particular, we may face the following risks in connection with these events:

  The Company expects to face increased regulation of our industry, including as a result of the EESA and ARRA. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

  Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

  The Company’s ability to assess the creditworthiness of our customers may be impaired if the models and approaches the Company uses to select, manage, and underwrite our customers become less predictive of future behaviors.

  The process the Company uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

  The Company will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

  There may be downward pressure on the Company’s stock price.

  The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

  The Company may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition and results of operations.

Because of the Company’s participation in the Troubled Asset Relief Program, the Company is subject to several restrictions including restrictions on its ability to declare or pay dividends and repurchase its shares as well as restrictions on compensation paid to our executives

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the TARP Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

The financial services industry is highly competitive

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

Shares eligible for future sale could have a dilutive effect

Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 13,679,757 shares of Company’s common stock authorized, of which 9,510,007 shares were outstanding as of December 31, 2008.

 The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on the Company’s earnings and liquidity

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the quarter ended September 30, 2008, and that it did not expect to comply with those requirements at December 31, 2008, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

At December 31, 2008, the Company held $2.4 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, the Company anticipates that its investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2008, the Company held $381,567 of cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Pacific Coast Banker’s Bank, or on hand in branch office vaults.

At December 31, 2008, the Company maintained a line of credit with the FHLB of Seattle equal to 18% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2008, the Company was in compliance with collateral requirements and $121.1 million of the line of credit was available for additional borrowings. The Company is highly dependent on the FHLB of Seattle to provide the primary source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands.

Changes in accounting standards may impact how the Company reports its financial condition and results of operations

The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time the Financial Accounting Standards Board (“FASB”) changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

Item 1B. Unresolved Staff Comments

The Company had no unresolved staff comments from the Securities and Exchange Commission.

Item 2. Properties

The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2008, the Bank conducted business at 19 branch locations, thirteen of which are owned by the Bank, including the main office in Coupeville, WA, and six are leased under various agreements. The Company owns two properties which are used for administrative purposes. Additionally, at the end of 2008, the Company entered into a lease agreement for an additional administrative building.

Item 3. Legal Proceedings

The Company and its subsidiaries are, from time to time, defendants in, and are threatened with, various legal proceedings arising from regular business activities. Management believes that its liability for damages, if any, arising from current claims or contingencies will not have a material adverse effect on the Company’s results of operations, financial conditions or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on December 11, 2008. The total number of shares of common stock represented in person or by proxy at the meeting was 7,843,863 shares. This represented 82.7% of the 9,489,087 shares held by shareholders as of October 28, 2008 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

Election of directors to serve on the Board of Directors: two persons to serve as Class 3 directors until the annual meeting of shareholders in the year 2011, and one person to serve as a Class 2 director until the annual meeting of shareholders in the year 2010, or until their successors are duly elected and qualified. The nominees for the two Class 3 positions were Jay T. Lien and Edward J. Wallgren, and the nominee for the Class 2 director position was John L. Wagner, each of whom were elected with the following vote totals:

	For	Against	Withheld
Jay T. Lien	7,702,694	0	141,169
Edward J. Wallgren	7,747,895	0	95,968
John L. Wagner	7,768,739	0	75,124

The other directors who continue in office are: Karl C. Krieg; Robert B. Olson; Anthony B. Pickering; and Dennis A. Wintch. Former director Michal D. Cann retired from his position as CEO and director of the Company effective September 30, 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Select Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of March 6, 2009, the Company’s common stock was held of record by approximately 464 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2008 and 2007, as adjusted for stock dividends and splits:

		2008			2007
	High	Low	Dividend	High	Low	Dividend
First quarter	$16.99	$13.47	$.060	$15.12	$15.12	$0.05
Second quarter	17.73	7.90	.065	15.99	15.02	0.06
Third quarter	10.61	6.85	.065	20.24	13.60	0.06
Fourth quarter	9.19	7.00	.065	20.94	14.90	0.06

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company its subsidiaries and its predecessors by merger that were in effect at December 31, 2008.

Equity Compensation Plan Information
	(A)	(B)	(C)
Number of securities
		Weighted	remaining available for
	Number of securities	average exercise	future issuance under
	to be issued upon	price of	equity compensation
	exercise of	outstanding	plans excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (A)
Equity compensation plans approved by security holders
1998 stock option and restricted award plan(1)	64,777	$4.85	—
2005 stock incentive plan(2)	222,625	$10.04	581,152
Total
(1)	The 1998 plan was terminated as to further grants upon the adoption of the Company’s 2005 stock incentive plan.
(2)	The 2005 plan is currently the only stock award plan available for new grants.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2008.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2008.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2008, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) and (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1billion).

The graph assumes $100 was invested on December 31, 2003, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

			Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Washington Banking Company	100.00	130.64	177.52	206.92	197.44	111.30
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Bank NASDAQ	100.00	114.61	111.12	124.75	97.94	71.13
SNL Bank $500M-$1B	100.00	113.32	118.18	134.41	107.71	69.02

Source: SNL Financial LC,
Charlottesville, VA (434) 977-1600 © 2009

Item 6. Selected Financial Data

Consolidated Five-Year Statements of Operations and Selected Financial Data

The following table sets forth selected audited consolidated financial information and certain financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Item 8- Financial Statements and Supplementary Data and should be read in conjunction with the Company’s financial statements and the management discussion set forth in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

		Years Ended December 31
(Dollars in thousands, except per share amounts)	2008	2007	2006	2005	2004
Operating data:
Total interest income	$58,782	$62,368	$55,185	$45,582	$38,319
Total interest expense	20,834	24,810	18,441	11,566	8,837
Net interest income	37,948	37,558	36,744	34,016	29,482
Provision for loan losses	(5,050)	(3,000)	(2,675)	(2,250)	(3,500)
Net interest income after provision	32,898	34,558	34,069	31,766	25,982
Service charges on deposits	2,987	3,135	3,296	3,150	2,986
Other noninterest income	3,899	4,355	3,954	4,357	3,830
Total noninterest income	6,886	7,490	7,250	7,507	6,816
Noninterest expense	27,523	28,471	27,530	25,225	23,267
Income before income taxes	12,261	13,577	13,789	14,048	9,531
Provision for income taxes	3,929	4,179	4,298	4,580	2,985
Loss from discontinued operations, net of tax	—	—	—	—	(370)
Net income	$8,332	$9,398	$9,491	$9,468	$6,176

Average number of shares outstanding, basic	9,465,000	9,365,000	9,217,000	9,098,000	9,012,000
Average number of shares outstanding, diluted	9,513,000	9,493,000	9,490,000	9,428,000	9,326,000

Per share data (1):
Net income per share, basic	$0.88	$1.00	$1.03	$1.04	$0.69
Net income per share, diluted	0.88	0.99	1.00	1.00	0.66
Book value per share	8.47	7.78	7.07	6.27	5.48
Dividends per share	0.26	0.23	0.20	0.18	0.18

Balance sheet data:
Total assets	$899,631	$882,289	$794,545	$725,976	$657,724
Federal funds sold	—	—	—	21,095	—
Loans receivable	823,068	805,862	719,580	630,258	579,980
Allowance for loan losses	12,250	11,126	10,048	8,810	7,903
Other real estate owned	2,226	1,440	363	—	1,222
Deposits	747,159	758,354	703,767	637,489	563,001
Overnight borrowings	11,640	20,500	3,075	—	22,000
Other borrowed funds	30,000	—	—	10,000	5,000
Junior subordinated debentures	25,774	25,774	15,007	15,007	15,007
Shareholders’ equity	80,560	73,570	66,393	57,849	49,591

Selected performance ratios:
Return on average assets	0.94%	1.12%	1.25%	1.37%	0.98%
Return on average equity	10.82%	13.53%	15.36%	17.87%	13.37%
Net interest margin (fully tax-equivalent)	4.60%	4.89%	5.25%	5.33%	5.12%
Net interest spread	4.18%	4.32%	4.73%	4.99%	4.86%
Noninterest expense to average assets	3.09%	3.40%	3.64%	3.64%	3.71%
Efficiency ratio (fully tax-equivalent)	60.90%	62.31%	62.07%	60.37%	63.55%
Dividend payout ratio	29.01%	23.07%	19.58%	16.97%	23.24%

Asset quality ratios:
Nonperforming loans to period-end loans	0.23%	0.35%	0.51%	0.34%	0.48%
Allowance for loan losses to period-end loans	1.49%	1.38%	1.40%	1.40%	1.36%
Allowance for loan losses to nonperforming loans	638.67%	391.90%	276.19%	408.06%	281.05%
Nonperforming assets to total assets	0.46%	0.48%	0.50%	0.30%	0.61%
Net loan charge-offs to average loans outstanding	0.48%	0.25%	0.20%	0.22%	0.32%
(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006, 4-for-3 stock split distributed on May 17, 2005 and 15% stock dividend distributed February 26, 2004.

	Years Ended December 31
(Continued)
	2008	2007	2006	2005	2004
Total risk-based capital	13.23%	12.45%	11.52%	11.52%	11.40%
Tier 1 risk-based capital	11.98%	11.14%	10.27%	10.28%	10.15%
Leverage ratio	11.68%	11.29%	10.24%	10.26%	9.87%
Average equity to average assets	8.65%	8.30%	8.17%	7.65%	7.36%

Other data:
Number of banking offices	19	20	20	19	18
Number of full time equivalent employees	258	283	324	296	289

Summary of Quarterly Financial Information

See Item 8- Financial Statements and Supplementary Data, Note 21- Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8- Financial Statements and Supplementary Data.

Recent Developments and Executive Overview

Recent Developments: On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Trouble Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

The Series A Preferred Stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

On January 13, 2009, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation setting the specific terms and conditions of the preferred stock and designating such shares as the Series A Preferred Stock. The amendment was filed with the Secretary of State of the State of Washington on January 13, 2009.

On February 27, 2009, the FDIC announced its board of directors took action to strengthen the Deposit Insurance Fund by proposing a special assessment on insured institutions of 20 basis points (20 cents per $100 of deposits). The assessment is to be collected on September 30, 2009. The FDIC board of directors is also permitted to impose an emergency special assessment of 10 basis points (10 cents per $100 of deposits) after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. Currently the assessment is under review and has not been finalized. However, if the Company is required to pay the assessment in its current form, it will be approximately $1.6 million.

Executive Overview: 2008 was a unique year for the Company. The Company was relatively unaffected by the slowdown in the housing industry and produced some of the strongest operating results in the banking industry. Results included:

•

Net income per diluted share was $0.88 in 2008 compared to $0.99 in 2007. Net income was directly impacted by the Company’s decision to increase the provision for loan losses in response to the deterioration on the loan portfolio.

•	Return on average equity was 10.82% in 2008 compared to 13.53% in 2007.
•	Allowance for loan losses to loans increased to 1.49% of total loans in 2008 from 1.38% of total loans in 2007.
•	Net charge-offs to average loans was 0.48% in 2008 compared to 0.25% in 2007.
•	Nonperforming assets to total assets was 0.46% in 2008 compared to 0.48% in 2007.

The Company also dealt with some challenges in the past year including:

•

The Company’s termination of the merger agreement with Frontier Financial Corporation during the second quarter of 2008 and the related impact on the Company operations and management. On November 25, 2008, the Company and Frontier Financial Corporation settled all legal claims concerning the terminated merger agreement, whereby neither company will make any payment under the arrangement.

•

The Company’s net interest margin, on a tax-equivalent basis, compressed during 2008 to 4.60% compared to 4.89% in 2007. This decrease was due to the impact of the rapid reduction in short term interest rates during 2008.

Summary of Critical Accounting Policies

Significant accounting policies are described in the consolidated financial statements in Note 1- Summary of Significant Accounting Policies. Several of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

Allowance for Loan Losses: The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on a regular basis and is based on management’s evaluation of numerous quantitative and qualitative factors. Quantitative factors include our historical loss experience, delinquency and charge-off trends, estimates of, and changes in, collateral values, changes in risk ratings on loans and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of the real estate market and specific relevant industries. Other qualitative factors that are considered in our methodology include, size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies, and pace of loan portfolio growth. As the Company adds new products, increase the complexity of the loan portfolio, and expand its geographic coverage, the Company intends to enhance and adapt its methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. The Company believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. The Company recognizes in the income statement the grant-date fair value of stock awards issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Significant variables are used to estimate the fair value of the stock options granted include volatility, forfeiture rate and expected life. The Company’s assumptions utilized at the time of grant impact the fair value of the stock option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the stock award.

Results of Operations Overview

For the year ended December 31, 2008, net income was $8.3 million, or $0.88 per diluted share, an 11% decrease compared to 2007. The decrease in net income was principally attributable to increased provision for loan losses and decreased noninterest income, partially offset by decreased noninterest expense. On May 29, 2008 the Company terminated the planned merger with Frontier Financial Corporation. The Company incurred merger related expense during the first six months of 2008 and the last three months of 2007.

Additionally in 2008, the Company incurred employee separation expense related to the retirement of the Company’s CEO. For the year ended December 31, 2007, net income was $9.4 million, or $0.99 per diluted share compared to $9.5 million or $1.00 per diluted share in 2006. The decrease in net income was principally attributable to increase in noninterest expense and provision for loan losses, partially offset by increases in net interest and noninterest income.

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets, market interest rate fluctuations, and asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

Net Interest Income Analysis as of:

	Years Ended December 31
		2008			2007			2006
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	Yield	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1) (2)	$819,468	$58,607	7.13%	$759,242	$61,911	8.15%	$682,939	$54,450	7.97%
Federal funds sold	2,760	28	1.02%	2,395	121	5.06%	2,686	135	5.02%
Interest-bearing cash	408	8	1.94%	964	52	5.39%	844	43	5.10%
Investments:
Taxable	9,522	397	4.16%	12,198	547	4.48%	12,618	457	3.62%
Non-taxable (2)	5,298	301	5.66%	6,497	384	5.91%	7,306	458	6.27%
Interest-earning assets	837,456	59,341	7.07%	781,296	63,015	8.07%	706,393	55,543	7.86%
Noninterest-earning assets	53,133			55,442			50,384
Total assets	$890,589			$836,738			$756,777

Liabilities and
Shareholders’ Equity
Deposits:
Interest-bearing demand
and money market	$262,959	4,070	1.54%	$268,817	$7,049	2.62%	$231,316	$4,521	1.95%
Saving deposits	41,662	167	0.40%	46,152	311	0.67%	55,139	432	0.78%
Time deposits	352,137	14,205	4.02%	316,308	15,309	4.84%	276,211	11,604	4.20%
Interest-bearing deposits	656,758	18,442	2.80%	631,277	22,669	3.59%	562,666	16,557	2.94%
Fed funds purchased	12,503	352	2.80%	4,480	242	5.40%	6,850	362	5.29%
Junior subordinated	25,774	1,254	4.85%	23,061	1,762	7.64%	15,007	1,337	8.91%
debentures
Other interest-bearing
liabilities	23,060	786	3.40%	2,493	137	5.49%	4,183	185	4.41%
Interest-bearing liabilities	718,095	20,834	2.89%	661,311	24,810	3.75%	588,706	18,441	3.13%
Noninterest-bearing deposits	91,891			100,830			100,267
Other noninterest-bearing
liabilities	3,605			5,109			6,004
Total liabilities	813,591			767,250			694,977
Shareholders’ equity	76,998			69,488			61,800
Total liabilities and
shareholders’ equity	$890,589			$836,738			$ 756,777
Net interest income (2)		$38,507			$38,205			$37,102
Net interest spread			4.18%			4.32%			4.73%
Net interest margin (2)			4.60%			4.89%			5.25%

(1)	Of this amount, loan fees accounted for $2,690, $2,406, and $2,001, for the years ended December 31, 2008, 2007 and 2006, respectively. Loan totals include nonaccrual loans.
(2)

Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 35.0%, 35.0% and 34.4%, for the years ended December 31, 2008, 2007 and 2006, respectively. These adjustments were $559, $647, and $358, for the years ended December 31, 2008, 2007 and 2006, respectively.

Net interest income on a taxable-equivalent basis totaled $38.5 million at December 31, 2008 compared with $38.2 million in 2007. Changes in net interest income during the year were principally caused by an increase in average interest-earning assets due to strong loan growth, coupled with a decrease in rates paid on average interest-bearing liabilities.

The Company’s yields were impacted in 2008 due to the changing interest rate environment. The yield on interest-earning assets was 7.07% for 2008, a decrease of 100 basis points as compared to the same period in 2007. This decrease is primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. Variable rate loans represented approximately 67.7% of the Company’s total loan portfolio at December 31, 2008; the large majority of these variable rate loans did not have interest rate floors in place during 2008. The Company is currently implementing interest rate floors on its variable rate loans when they renew. The yield on interest-bearing liabilities was 2.89%, a decrease of 86 basis points as compared to the same period in 2007. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits, lower interest rates on short term borrowings, and the full impact of the Company’s refinancing of junior subordinated debentures. Additional information concerning the refinancing of the junior subordinated debentures can be found in the borrowing section of Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.60% for 2008, a decrease of 29 basis points as compared to the same period in 2007. The decrease in net interest margin in 2008 resulted from the increase in average interest-earning assets, coupled with, minimal increase in net interest income.

Net interest income on a tax-equivalent basis totaled $38.2 million at December 31, 2007 compared to $37.1 million in 2006. Changes in net interest income were principally due to an increase in average interest-earning assets due to strong loan growth and higher yields on interest-earning assets.

The yield on interest-earning assets increased 21 basis points to 8.07% at December 31, 2007. This increase was primarily attributable to a increase in the rates charged on new loans and the repricing of variable rate loans. Pricing pressure caused the yield on interest-bearing liabilities to increase 62 basis points during 2007, which was exacerbated by the change in deposit mix towards higher cost time deposit and money market products. As a result, the interest rate spread contracted 41 basis points in 2007 to end the year at 4.32% .

Net interest margin on a taxable-equivalent basis was 4.89% for 2007, a decrease of 36 basis points as compared to the same period in 2006. The decrease in net interest margin in 2007 resulted from a $74.9 million increase in average interest-earning assets, coupled with slower growth in net interest income.

The following table details the effects of the interest changes over the last two years:

	Interest Rate & Volume Analysis

	2008 compared to 2007			2007 compared to 2006
	Increase (decrease) due to (2)			Increase (decrease) due to (2)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Loans (1) (3)	$5,699	$(9,003)	$(3,304)	$6,198	$1,263	$7,461
Federal funds sold	22	(115)	(93)	(15)	1	(14)
Interest-earning cash	(21)	(23)	(44)	6	3	9
Securities (1)	(179)	(54)	(233)	(63)	79	16
Total interest income	$5,521	$(9,195)	$(3,674)	$6,126	$1,346	$7,472
Interest-bearing demand deposits	$(150)	$(2,829)	$(2,979)	$814	$1,714	$2,528
Savings deposits	(28)	(116)	(144)	(65)	(56)	(121)
Time deposits	2,252	(3,356)	(1,104)	1,810	1,895	3,705
Fed funds purchased	150	(40)	110	(128)	7	(121)
Junior subordinated debentures	242	(750)	(508)	579	(153)	426
Other borrowings	680	(31)	649	(121)	73	(48)
Total interest expense	$3,146	$(7,122)	$(3,976)	$2,889	$3,480	$6,369

(1)

Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 35.0%, 35.0% and 34.4%, for the years ended December 31, 2008, 2007 and 2006, respectively.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In 2008, the provision for loan losses increased 68% to $5.1 million, compared with $3.0 million in 2007. Changes in the provision were due to higher net charge-offs of $3.9 million in 2008, compared with $1.9 million in 2007 and continued loan portfolio growth and internal downgrades of credit within the portfolio as compared to 2007. At year-end 2008, the allowance for loan losses as a percent of total loans was 1.49% as compared to 1.38% in 2007.

In 2007, the provision for loan losses increased 12% to $3.0 million, compared with $2.7 million in 2006. Changes in the provision were due to higher net charge-offs of $1.9 million in 2007, compared with $1.4 million in 2006 and continued loan portfolio growth as compared to 2006. At year-end 2007, the allowance for loan losses as a percent of total loans was 1.38% as compared to 1.40% in 2006.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products consisting primarily of annuity sales, and investment service fees, and income from the Company’s Bank Owned Life Insurance (“BOLI”). The following table presents the key components of noninterest income:

	Noninterest Income as of:

	Years Ended December 31				Change		Change
(Dollars in thousands)	2008	2007	2006		2008 vs. 2007		2007 vs. 2006
Service charges and fees	$2,987	$3,135	$3,296	$	(148)	$	(161)
Electronic banking income	1,333	1,252	1,052		81		200
Investment products	338	364	344		(26)		20
Bank owned life insurance	306	587	372		(281)		215
Income from sale of SBA loans	259	490	597		(231)		(107)
Income from sale of loans	223	667	709		(444)		(42)
Other income	1,440	995	880		445		115
Total noninterest expense	$6,886	$7,490	$7,250		$(604)		$240

The changes in noninterest income in 2008 compared to 2007 were related to the following areas:

•	Service charges and fees decrease is principally attributable to the decreased volume of transaction deposit accounts.
•

Electronic banking income consists primarily of ATM service charges. The increase was principally due to increased ATM transaction volume. Income from electronic banking is likely to decrease in 2009 as consumers reduce nonessential expenditures.

•

BOLI income in 2008 was impacted by the performance of the mortgage backed securities market. During the third quarter of 2008, the Company renegotiated with the insurance carrier and investment manager to invest the BOLI assets into more stable investments with a more consistent yield.

•

Income from the sale of SBA loans decreased due to lower volumes of SBA loan originations. Additionally, the Company did not sell SBA loans during the third and fourth quarters of 2008 due to unfavorable premiums for SBA loans in the secondary financial market.

•

Income from the sale of loans decreased due to lower volumes of loan originations. The level of loan originations was impacted by a slow down in lending on 1-4 family homes during the first nine months of 2008. Additionally, loan originations for the Company were impacted by the terminated merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale was to be closed at the time of the merger.

•	Other noninterest income principally increased in 2008 due to a non-recurring loan fee adjustment of $342,000.

The changes in noninterest income in 2007 compared to 2006 were related to the following areas:

•	Service charges and fees decrease is principally attributable to the decreased volume of transaction deposit accounts.
•	Electronic banking income consists primarily of ATM service charges. The increase was principally due to increased ATM transaction volume.
•	BOLI income in 2007 increased due to the Company adding an additional $5.0 million in BOLI assets.
•	Income from sale of SBA loans in 2007 decreased due to lower volumes of SBA loan originations.
•	Other noninterest income principally increased in 2007 due to gains on the sale of other real estate owned of approximately $78,000.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. As a result of improving operating efficiencies, the Company continued to successfully manage noninterest expense in 2008 and 2007.

Recent Developments: In February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. 2008 Assessment rates, for well capitalized banks, ranged from $0.05 to $0.07 per $100 deposits annually. Assessment rates for 2009 will range from $0.12 to $0.16 per deposits annually. The Company anticipates its FDIC premiums to double in 2009.

The Company’s efficiency ratio was relatively stable at 60.90% in 2008 as compared to 62.31% in 2007. As detailed in the table below, noninterest expense was directly impacted by one time charges for employee separation expenses and merger related expenses, respectively. The following table presents the key components of noninterest expense:

	Noninterest Expense as of:

	Years Ended December 31			Change	Change
(Dollars in thousands)	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Salaries and benefits	$17,148	$19,777	$19,757	$(2,629)	$20
Less: loan origination costs	(1,775)	(2,695)	(2,950)	920	255
Net salaries and benefits (as reported)	15,373	17,082	16,807	(1,709)	275
Occupancy expense	3,762	3,805	3,596	(43)	209
Employee separation expense	874	—	575	874	(575)
Consulting and professional fees	794	735	769	59	(34)
Data processing	625	663	479	(38)	184
Office supplies and printing	572	558	640	14	(82)
FDIC premiums	499	219	81	280	138
Merger related expenses	266	513	—	(247)	513
Other	4,758	4,896	4,613	(138)	283
Total noninterest expense	$27,523	$28,471	$27,560	$(948)	$911

The changes in noninterest expenses in 2008 compared to 2007 were related to the following areas:

•

Salaries and benefits decreased due to the reduction of full time equivalent employees (FTEs). The Company’s number of FTEs decreased to 258 at December 31, 2008 from 283 at year end 2007. A number of those employees left subsequent to the announcement of the proposed merger with Frontier Financial Corporation. However, the Company believes that staffing levels are adequate for continuing operations.

•	Employee separation expense in 2008 consists primarily of a one-time charge for the recognition of severance expense involving the retirement of the Company’s former CEO.

•

Merger related expenses in 2008 consisted of expenses associated with the terminated merger with Frontier Financial Corporation. These expenses were recognized during the first and second quarters of 2008. On November 25, 2008, the parties settled all legal claims concerning the merger agreement, whereby neither company will make any payment under the arrangement.

•

The increase in other expenses in 2008 was due primarily to the write down of other real estate owned by $134,000, operational losses of $128,000, and increase in FDIC premiums of $280,000. These increases were offset by overall decreases in other expense categories.

The changes in noninterest expenses in 2007 compared to 2006 were related to the following areas:

•

Salaries and benefits were flat due to the Company maintaining employee benefit expenses at 2006 levels and the reduction of full time equivalent employees (FTE’s). The Company’s number of FTE’s decreased to 283 at December 31, 2007 from 324 at year end 2006. However, in December 2006, the Company eliminated twenty positions within the Bank; this reduction in workforce was primarily in back office operations. The expense related to these employee eliminations was recognized under the employee separation expense category in 2006.

•	Occupancy expense was $3.8 million in 2007 compared to $3.6 million in 2006. The increase in occupancy expense was primarily due to the addition of new locations.
•	There was no employee separation expense recognized in 2007. The expense in 2006 was related to the elimination of twenty employee positions at the end of 2006.
•	Data processing expenses increased in 2007 were due primarily to increased electronic processing expenses with the Federal Reserve Bank in association with Check 21 requirements.
•

Merger related expenses in 2007 consisted of expenses associated with the proposed merger with Frontier Financial Corporation. These expenses were recognized during the third and fourth quarters of 2007.

•

The increase in other expenses was due primarily to a one-time adjustment of $308,000 in net deferred loan costs which were written off on closed loans. In 2007, a review of the Company’s loan system found active amortizing net deferred loan costs on closed loans; the Company’s accounting policy is to recognize all remaining unamortized net deferred loan costs at time of loan payoff.

Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, increased to 32.04%, in 2008 compared to an effective tax rate of 30.78% and 31.17% for 2007 and 2006, respectively. The effective tax rate is lower than the federal statutory rate of 35.00% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s 2008 and 2007 tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank will be awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Additional information on income taxes is provided in Item 8- Financial Statements and Supplementary Data, Note 9-Income Taxes of the consolidated financial statements.

Financial Condition Overview

In 2008, the Company focused on maintaining its loan portfolio and deposit funding base following the terminated merger with Frontier Financial Corporation. Loans at December 31, 2008 grew 2.1% to $823.1 million compared to $805.9 million at December 31, 2007. Deposits at December 31, 2008 decreased 1.5% to $747.2 million compared to $758.4 million at December 31, 2007. Shareholders’ equity increased $7.0 million to $80.6 million, with a book value of $8.47 per share at December 31, 2008. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

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

In 2008, total investment securities increased $4.0 million compared to 2007. The increase was a result of the Company actively adding investment securities during the fourth quarter of 2008. During 2007, total investment securities decreased $3.0 million compared to 2006. The decrease was a result of the maturity of investment securities that were not replaced due to the low rate environment coupled with an anticipated increase in loan demand.

The Company’s investment portfolio mix, based upon market value, is outlined in the table below:

Investment Portfolio as of:

	Years Ended December 31
(Dollars in thousands)	2008	2007	2006

U.S. government agency securities	$9,737	$8,537	$9,872
Pass-through securities	40	78	101
Corporate obligations	1,044	—	—
State & political subdivisions	6,977	5,217	6,817
Total (1)	$17,798	$13,832	$16,790

(1) No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The average contractual life of the Company’s investment portfolio in 2008 increased to 5.0 years from 4.4 years in 2007. The following table further details the Company’s investment portfolio, based upon market value at December 31, 2008. Additional information about the investment portfolio is provided in Item 8- Financial Statements and Supplementary Data, Note 3-Investment Securities of the consolidated financial statements.

	Investment Portfolio Maturities and Average Yield

		December 31, 2008
	Within 1	1-5	5-10	Over 10
(Dollars in thousands)	year	years	years	years	Total
U.S. government agency securities
Balance	$2,011	$7,726	$—	$—	$9,737
Weighted average yield	5.01%	4.44%	0.00%	0.00%	4.72%
Pass-through securities
Balance	40	—	—	—	40
Weighted average yield	3.63%	0.00%	0.00%	0.00%	3.63%
Corporate securities
Balance	—	1,044	—	—	1,044
Weighted average yield	0.00%	3.10%	0.00%	0.00%	3.10%
State and political subdivisions
Balance	1,099	3,590	1,243	1,045	6,977
Weighted average yield	3.96%	4.34%	3.72%	4.67%	4.17%
Total balance	$3,150	$12,360	$1,243	$1,045	$17,798
Weighted average yield	4.20%	3.96%	3.72%	4.67%	3.32%

Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. In 2008, loans, excluding net deferred loan costs, increased 2.1% or $16.9 million to $820.4 million compared to $803.5 million in 2007. In 2008, commercial real estate loans were the primary source of growth, adding an additional $30.8 million in loans. This increase was offset by decreases in the Company commercial and consumer loan portfolios. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.

The following table further details the loan portfolio:

	Loan Portfolio Composition as of:

	December 31
(Dollars in thousands)	2008		2007		2006		2005		2004
				% of		% of		% of		% of
	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total
Commercial	$94,522	11.5%	$102,284	12.7%	$82,990	11.6%	$78,723	12.6%	$80,927	14.0%
Real estate mortgages:
One-to-four family residential	58,099	7.1%	56,636	7.0%	54,554	7.6%	45,326	7.2%	46,242	8.0%
Commercial	327,704	40.0%	296,902	37.0%	249,109	34.7%	218,260	34.7%	173,280	29.9%
Total real estate mortgages	385,803	47.1%	353,538	44.0%	303,663	42.3%	263,586	41.9%	219,522	37.9%

Real estate construction	145,423	17.7%	146,647	18.3%	142,436	19.8%	113,661	18.1%	105,940	18.3%
Consumer	194,630	23.7%	200,987	25.0%	188,490	26.3%	173,270	27.4%	172,249	29.8%
Subtotal	820,378	100.0%	803,456	100.0%	717,579	100.0%	629,240	100.0%	578,638	100.0%
Less: allowance for loan losses	(12,250)		(11,126)		(10,048)		(8,810)		(7,903)
Deferred loan costs, net	2,690		2,406		2,001		1,018		1,342
Loans, net	$810,818		$794,736		$709,532		$621,448		$572,077

The Company’s loan portfolio is comprised of the following loan types:

•

Commercial Loans: Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

o	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.
o

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

The composition of the commercial real estate loan portfolio by occupancy type is a follows:

	December 31
(Dollars in thousands)	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total
Commercial real estate:
Owner Occupied	$162,435	49.6%	$145,200	48.9%	$128,638	51.6%	$134,465	61.6%	$98,774	57.0%
Non-Owner Occupied	165,269	50.4%	151,702	51.1%	120,471	48.4%	83,795	38.4%	74,506	43.0%
Total commercial real	$327,704	100.0%	$296,902	100.0%	$249,109	100.0%	$218,260	100.0%	$173,280	100.0%

The owner occupied commercial real estate and non-owner occupied segments expanded fairly evenly in 2008. Due to the weak economic conditions the Company anticipates less growth in the commercial real estate loan portfolio, and particularly, in the non-owner occupied segment in 2009.

•	Real Estate Construction Loans: Real estate construction loans consist of three types: 1) commercial real estate, 2) one-to-four family residential construction, and 3) speculative construction.

o	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.
o	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homebuyer is the borrower.
o

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

o

Direct Consumer Loans: Direct consumer loans consist of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans originated directly by the Bank’s loan officers.

o

Indirect Consumer Loans: The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. The Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2008, the Company sold total guaranteed portions of SBA loans in the amount of $2.9 million, compared with $6.1 million in 2007. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

	Maturing
(Dollars in thousands)	Within 1 year	1 - 5 years	After 5 years	Total
Commercial	$45,461	$27,416	$21,645	$94,522
Real estate construction:
One-to-four family residential	75,710	22,089	3,222	101,021
Commercial	33,582	4,966	5,854	44,402
Total real estate construction	109,292	27,055	9,076	145,423
Total	$154,753	$54,471	$30,721	$239,945

Fixed-rate loans	$14,514	$34,121	$6,942	$55,577
Variable-rate loans	140,239	20,350	23,779	184,368
Total	$154,753	$54,471	$30,721	$239,945

At December 31, 2008, the large majority of these variable rate loans did not have interest rate floors in place. The Company is currently implementing interest rate floors on its variable rate loans as they renew.

Credit Risks and Asset Quality

Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management.

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and other real estate owned. Additional information on nonperforming assets is provided in Item 8- Financial Statements and Supplementary Data, Note 1- Significant Accounting Policies of the consolidated financial statements. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. Further details on the loss analysis are provided below in the Allowance for Loan Losses section.

The following table summarizes the Company’s nonperforming assets for the past five years:

		Nonperforming Assets as of:

			Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Nonaccrual loans	$1,918	$2,839	$3,638	$2,159	$2,812
Restructured loans	—	—	—	—	—
Total nonperforming loans	1,918	2,839	3,638	2,159	2,812
Other real estate owned	2,226	1,440	363	—	1,222
Total nonperforming assets	$4,144	$4,279	$4,001	$2,159	$4,034

Impaired loans	$1,918	$2,839	$3,668	$2,159	$3,417
Accruing loans past due > 90 days	1	—	30	—	—
Potential problem loans(1)	5,168	—	—	—	356
Allowance for loan losses	12,250	11,126	10,048	8,810	7,903
Interest foregone on nonaccrual loans	118	154	265	185	204

Nonperforming loans to loans	0.23%	0.35%	0.51%	0.34%	0.48%
Allowance for loan losses to loans	1.49%	1.38%	1.40%	1.40%	1.36%
Allowance for loan losses to nonperforming loans	638.67%	391.90%	276.19%	408.06%	281.05%
Allowance for loan losses to nonperforming assets	295.58%	262.34%	251.13%	408.06%	195.91%
Nonperforming assets to total assets	0.46%	0.48%	0.50%	0.30%	0.61%
(1)

Potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

•

Specific Allowances. A specific allowance is established when management has identified unique or particular risks that are related to a specific loan that demonstrate risk characteristics consistent with impairment. Specific allowances may also be established to address the unique risks associated with a group of loans or particular type of credit exposure.

•

Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and are adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. The adjustments to historical loss rates are a result of our judgment about risks inherent in the portfolio, economic uncertainties, historical loss experience relative to current trends, and other subjective factors. Other considerations include: economic and business conditions that impact our portfolio, loan growth, depth and skill level of lending staff, the interest rate environment, findings from our internal credit review, and bank regulatory examination results.

•

Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance, which may change from period to period. During the fourth quarter of 2008, the Company changed its estimate of the allocation of the allowance for credit losses. Effective January 1, 2009 the bank will no longer maintain an unallocated allowance.  Any unallocated allowance at December 31, 2008 will be allocated to specific loan types. In prior years, the unallocated portion of the allowance was associated with the portfolio as a whole, rather than with an individual loan type and was categorized as unallocated.

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

			Allocation of Allowance for Loan Losses as of:

	Years Ended December 31
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total (1)	Amount	total (1)	Amount	total (1)	Amount	total (1)	Amount	total (1)
Balance applicable to:
Commercial	$1,124	11.5%	$976	12.8%	$782	11.5%	$737	12.6%	$772	14.0%
Real estate mortgage	5,426	47.1%	3,928	44.0%	3,303	41.3%	2,844	41.8%	2,352	37.9%
Real estate construction	2,258	17.7%	1,812	18.3%	1,781	21.3%	1,378	18.0%	1,399	18.2%
Consumer	3,313	23.7%	2,773	24.9%	2,593	25.9%	2,308	27.6%	2,449	29.9%
Unallocated	129	N/A	1,637	N/A	1,589	N/A	1,543	N/A	931	N/A
Total	$12,250	100.0%	$11,126	100.0%	$10,048	100.0%	$8,810	100.0%	$7,903	100.0%

(1) Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The decrease in unallocated portion of allowance for loan losses in the current year reflects management's evaluation of the existing general business and economic conditions, and declining credit quality and collateral value trends in the loan portfolio.  The allowance for loan losses composition should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

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

Asset Quality: The following table sets forth historical information regarding the Company's net charge-offs and average loans for the past five years:

		Net Loan Charge-Offs as of:

	Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Indirect net charge-offs	$(1,440)	$(677)	$(332)	$(837)	$(926)
Other net charge-offs	(2,486)	(1,245)	(1,105)	(506)	(787)
Total net charge-offs	$(3,926)	$(1,922)	$(1,437)	$(1,343)	$(1,713)

Average indirect loans	$110,536	$111,542	$98,889	$95,126	$103,278
Average other loans	708,038	647,700	581,890	508,201	436,678
Total average loans(1)	$818,574	$759,242	$680,779	$603,327	$539,956

Indirect net charge-offs to average indirect loans	1.30%	0.61%	0.34%	0.88%	0.90%
Other net charge-offs to average other loans	0.35%	0.19%	0.25%	0.10%	0.18%
Net charge-offs to average loans	0.48%	0.25%	0.21%	0.22%	0.32%

(1) Excludes average on loans held for sale.

The following table sets forth historical information regarding changes in the Company's allowance for loan losses:

	Summary of Loan Loss Experience as of:
	Years Ended December 31
(Dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of period	$11,126	$10,048	$8,810	$7,903	$6,116
Charge-offs:
Commercial	(1,902)	(1,090)	(1,239)	(524)	(467)
Real estate	(555)	(20)	(86)	(98)	(206)
Consumer and other	(2,947)	(1,672)	(1,062)	(1,594)	(1,668)
Total charge-offs	(5,404)	(2,782)	(2,387)	(2,216)	(2,341)
Recoveries:
Commercial	553	265	345	227	184
Real estate	182	77	12	143	79
Consumer and other:	743	518	593	503	365
Total recoveries	1,478	860	950	873	628
Net charge-offs	(3,926)	(1,922)	(1,437)	(1,343)	(1,713)
Provision for loan losses	5,050	3,000	2,675	2,250	3,500
Balance at end of period	$12,250	$11,126	$10,048	$8,810	$7,903

Deposits: In 2008, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. As outlined in the following table, the Company increased average deposit balances during 2008. Additional information regarding deposits is provided in Item 8- Financial Statements and Supplementary Data, Note 6-Deposits.

	Average Deposit Balances as of:

	Years Ended December 31
	2008		2007		2006
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate	balance	rate
Interest-bearing demand and
money market deposits	$262,959	1.54%	$268,817	2.62%	$231,316	1.95%
Savings deposits	41,662	0.40%	46,152	0.67%	55,139	0.78%
Time deposits	352,137	4.02%	316,308	4.84%	276,211	4.20%
Total interest-bearing deposits	656,758	2.80%	631,277	3.59%	562,666	2.94%
Demand and other
noninterest-bearing deposits	91,891		100,830		100,267
Total average deposits	$748,649		$732,107		$662,933

Recent Developments: On January 27, 2009, the Company received notice from the Washington State Treasurer, that the Company would be required to pay a pro rata assessment of $114,000 to cover losses related to uninsured public deposits of a recently failed bank. The Company currently participates in a program where qualified commercial banks may accept public funds and pledge collateral representing 10.0% of the public funds accepted. Under the 1969 Washington State law, all banks participating in the program are required to cover losses related to uninsured public deposits. This is the first instance of the payment by participating banks in the laws thirty nine year history.

Currently the Washington State Office of the Treasurer is reviewing the public deposit program and proposing new collateral requirements whereby all public deposits would have pledged collateral of 100.0% by June 30, 2009. At December 31, 2008, the Company had $49.2 million in public deposits. The Company is currently assessing this issue and preparing a plan by which to meet the new collateral requirements as of June 30, 2009.

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

	Years Ended December 31
	2008		2007		2006
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total

Brokered time deposits	$10,000	20.5%	$10,000	100.0%	$—	0.0%
Mutual fund money market deposits	26,002	53.4%	—	0.0%	—	0.0%
Certificate of deposits account registry system deposits	12,727	26.1%	—	0.0%	—	0.0%
Total wholesale deposits	$48,729	100.0%	$10,000	100.0%	$—	0.0%

Wholesale deposits to total deposits	6.5%		1.3%		0.0%

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

Certificate Deposit Account Registry System (“CDARS”) deposits are obtained through a broker and represent a reciprocal agreement, whereby the Company obtains a portion of time deposits from another financial institution, not to exceed $100,000 per customer. In return, the other financial institution obtains a portion of the Company’s time deposits. All CDARS deposits represent direct customer relationships with the Company, but for regulatory purposes are required to be classified as brokered deposits. Deposit maturities range between four weeks and twenty four months.

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

The following table sets forth the amounts and maturities of time deposits at December 31, 2008:

		Maturities of Time Deposits

(Dollars in thousands)	Less than 3	3 to 6	6 to 12	Over 12	Total
	months	months	months	months
Time deposits of $100,000 or more	$53,810	$45,427	$45,506	$32,708	$177,451
All other time deposits	42,324	40,096	43,579	48,096	174,095
Total time deposits	$96,134	$85,523	$89,085	$80,804	$351,546

Borrowings: Total borrowings outstanding increased to $67.4 million at December 31, 2008 compared to $46.3 million in 2007. The change in borrowings is attributable to $30.0 million in other borrowings from the FHLB. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•

FHLB Overnight Borrowings and Other Borrowed Funds: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

At December 31, 2008 the Company had an outstanding $10.5 million in overnight borrowings, with a remaining unused line of credit of $121.1 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8- Financial Statements and Supplementary Data, Note 7- FHLB Advances and Stock to the consolidated financial statements.

•

Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were $1.1 million in outstanding borrowings as of December 31, 2008 and no outstanding borrowings as of December 31, 2007. Available borrowings under these lines of credit totaled $50.0 million as of December 31, 2008 and December 31, 2007.

•

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56% . Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65% . On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56% . The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $7.0 million to $80.6 million at December 31, 2008 from $73.6 million at December 31, 2007. The increase in shareholders’ equity was due to $8.3 million of net income for the year, stock-based compensation of $567,000 and proceeds from the exercise of stock options of $302,000. These increases were offset by the payment of cash dividends of $2.4 million.

Recent Developments: On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock.

The Series A Preferred Stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Company intends to use the $26.4 million TARP investment to bolster its capital position and provide additional lending opportunities within its communities.

The following table represents the cash dividends declared and dividend payout ratio for the past three years:

Cash Dividends & Payout Ratios
		Years Ended December 31
	2008	2007	2006

Dividend declared per share	$0.26	$0.23	$0.20
Dividend payout ratio	29.01%	23.07%	19.58%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item I- Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. For further information on shareholders’ equity, see Item 8- Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

Stock Repurchase Plan: In April 2007, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. The repurchase plan authorizes the Company to repurchase up to 472,134 shares of common stock. During, 2008, the Company did not repurchase any stock under the plan. The Company’s ability to repurchase shares is limited under the terms of the Letter Agreement entered into with the United States Department of the Treasury in connection with the Troubled Asset Relief Program Capital Purchase Program.

Regulatory Capital Requirements: The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8-Financial Statements and Supplementary Data, Note 13- Regulatory Capital Matters of the consolidated financial statements.

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $1.3 million in 2008. Further information on the Company’s cashflows can be found in Item 8- Financial Statements and Supplementary Data, Note 15- Washington Banking Company Information of the consolidated financial statements.

Consolidated Cashflows: The consolidated cashflows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $14.9 million during 2008. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities used $27.8 million in 2008. The net use of cash was principally for loan growth of $23.7 million and the purchase of $8.6 million of investment securities. Financing activities provided $7.9 million, primarily through net borrowings of $21.1 million offset by an $11.2 million decrease in deposits.

Capital Resources

Off-Balance Sheet Commitments: Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2008. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

The following table summarizes the Company’s commitments to extend credit:

Commitments to Extend Credit

(Dollars in thousands)	December 31, 2008
Loan commitments
Fixed rate	$14,745
Variable rate	131,859
Standby letters of credit	1,865
Total commitments	$148,469

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2008:

	Future Contractual Obligations
		Within 1	1-3	3-5	Over 5
(Dollars in thousands)	Total	year	years	years	years
Debt	$30,000	$20,000	$10,000	$—	$—
Operating leases	3,596	486	753	716	1,641
Junior subordinated debentures	25,774	—	—	—	25,774
Total	$59,370	$20,486	$10,753	$716	$27,415

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

Interest Rate Simulation Impact on Net Interest Income
	2008		2007
	Change in net interest	Percentage	Change in net interest	Percentage
Scenario	income from scenario	change	income from scenario	change
Up 100 basis points	$161,000	0.4%	$(181,000)	(1.2%)
Down 100 basis points	$—	—	$65,000	0.4%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2008. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

	Estimated Maturity and Repricing at December 31, 2008

(Dollars in thousands)	0 – 3	4 – 12	1 – 5
	months	months	years	Over 5 years	Total
Interest-earning assets:
Interest-earning deposits	$381	$—	$—	$—	$381
Investment securities	40	3,109	12,361	2,288	17,798
Investment in subsidiary	—	—	—	774	774
FHLB stock	2,430	—	—	—	2,430
Loans held for sale	2,896	—	—	—	2,896
Loans	241,065	65,677	385,219	128,417	820,378
Total interest-earning assets	$246,812	$68,786	$397,580	$131,479	$844,657
Percent of interest-earning assets	29.22%	8.14%	47.07%	15.57%	100.00%

Interest-bearing liabilities:
Interest-bearing demand deposits	$119,115	$—	$—	$—	$119,115
Money market deposits	143,855	—	—	—	143,855
Savings deposits	41,161	—	—	—	41,161
Time deposits	96,134	174,608	80,804	—	351,546
FHLB overnight borrowings	11,640	—	—	—	11,640
Junior subordinated debentures	25,774	—	—	—	25,774
Other borrowed funds	10,000	10,000	10,000	—	30,000
Total interest-bearing liabilities	$447,679	$184,608	$90,804	$—	$723,091
Percent of interest-bearing liabilities	61.91%	25.53%	12.56%	0.00%	100.00%

Interest sensitivity gap	$(200,867)	$(115,822)	$306,776	$131,479	$121,566
Interest sensitivity gap, as a percentage of total assets	(22.33%)	(12.87%)	34.10%	14.61%

Cumulative interest sensitivity gap	$(200,867)	$(316,689)	$(9,913)	$121,566
Cumulative interest sensitivity gap, as a percentage of total assets	(22.33%)	(35.20%)	(1.10%)	13.51%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2008 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

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

The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and Directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – (continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Portland, Oregon
March 12, 2009

WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
Consolidated Statements of Financial Condition
Years Ended December 31, 2008 and 2007
(Dollars in thousands, except per share data)

Assets	2008	2007
Cash and due from banks	$13,609	$18,795
($ 1,458 and $ 3,496, respectively, are restricted)
Interest-bearing deposits	381	257
Total cash, restricted cash, and cash equivalents	13,990	19,052

Investment securities available for sale	17,798	13,832

Federal Home Loan Bank stock	2,430	1,984
Loans held for sale	2,896	2,347
Loans receivable	823,068	805,862
Allowance for loan losses	(12,250)	(11,126)
Total loans, net	810,818	794,736
Premises and equipment, net	24,971	25,138
Bank owned life insurance	16,822	16,517
Other real estate owned	2,226	1,440
Other assets	7,680	7,243
Total assets	$899,631	$882,289

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$91,482	$101,539
Interest-bearing	304,131	315,298
Time deposits	351,546	341,517
Total deposits	747,159	758,354
FHLB overnight borrowings	11,640	20,500
Other term borrowings	30,000	—
Junior subordinated debentures	25,774	25,774
Other liabilities	4,498	4,091
Total liabilities	819,071	808,719

Commitments and contingencies (See Notes 16 and 18)
Shareholders’ equity:
Preferred stock, no par value. Authorized 20,000 shares:
no shares issued or outstanding	—	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,510,007 and 9,453,767 shares
at December 31, 2008 and 2007, respectively	33,701	32,812
Retained earnings	46,567	40,652
Accumulated other comprehensive income, net	292	106
Total shareholders’ equity	80,560	73,570
Total liabilities and shareholders’ equity	$899,631	$882,289

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands, except per share data)

	2008	2007	2006
Interest income:
Interest and fees on loans	$58,144	$61,385	$54,240
Interest on taxable investment securities	397	547	457
Interest on tax-exempt investment securities	205	263	310
Other	36	173	178
Total interest income	58,782	62,368	55,185
Interest expense:
Interest on time deposits	14,205	15,309	11,604
Interest on savings and money market deposits	3,076	4,837	2,919
Interest on NOW deposits	1,161	2,523	2,034
Interest on other borrowings	1,138	379	547
Interest on junior subordinated debentures	1,254	1,762	1,337
Total interest expense	20,834	24,810	18,441
Net interest income	37,948	37,558	36,744
Provision for loan losses	5,050	3,000	2,675
Net interest income after provision for loan losses	32,898	34,558	34,069
Noninterest income:
Service charges and fees	2,987	3,135	3,296
Income from the sale of loans	223	667	709
Electronic banking income	1,333	1,252	1,052
SBA premium income	259	491	597
Other	2,084	1,945	1,596
Total noninterest income	6,886	7,490	7,250
Noninterest expense:
Salaries and benefits	15,373	17,082	16,807
Occupancy and equipment	3,762	3,805	3,596
Office supplies and printing	572	558	640
Data processing	625	663	479
Merger related expenses	266	513	—
Restructuring charge	874	—	575
Consulting and professional fees	794	735	769
Other	5,257	5,115	4,664
Total noninterest expense	27,523	28,471	27,530
Income before provision for income taxes	12,261	13,577	13,789
Provision for income taxes	3,929	4,179	4,298
Net income	$8,332	$9,398	$9,491

Earnings per common share, basic (1)	$0.88	$1.00	$1.03
Earnings per common share, diluted (1)	$0.88	$0.99	$1.00

Average number of shares outstanding, basic (1)	9,465,000	9,365,000	9,217,000
Average number of shares outstanding, diluted (1)	9,513,000	9,493,000	9,490,000

(1) Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.
See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
Consolidated Statements of Changes in Shareholders'' Equity
Years Ended December 31, 2008, 2007 and 2006
(Dollars and shares in thousands, except per share data)

						Accumulated
						other	Total
	Common stock		Retained	Deferred		comprehensive	shareholders’
	Shares	Amount	earnings	compensation		income	equity
Balance at December 31, 2005 (1)	9,228	$32,492	$25,789	$(386)		$(46)	$57,849
Net income	—	—	9,491	—		—	9,491
Net change in unrealized (loss)
on securities available for sale	—	—	—	—		1	1
Tax benefit associated with stock awards	—	29	—	—		—	29
Cash dividend, $0.20 per share	—	—	(1,858)	—		—	(1,858)
Stock-based compensation	—	316	—	—		—	316
Transition adjustment SFAS No. 123R	—	(386)	—	386		—	—
Issuance of restricted stock	18	—	—	—		—	—
Issuance of common stock under stock
plans	143	565	—	—		—	565
Balance at December 31, 2006	9,389	$33,016	$33,422	$—	$	(45)	$66,393
Net income	—	—	9,398	—		—	9,398
Net change in unrealized (loss)
on securities available for sale	—	—	—	—		151	151
Tax benefit associated with stock awards	—	253	—	—		—	253
Cash dividend, $0.23 per share	—	—	(2,168)	—		—	(2,168)
Stock-based compensation	—	345	—	—		—	345
Forfeited and cancelled restricted stock	(2)	—	—	—		—	—
Common stock repurchased and retired	(116)	(1,851)	—	—		—	(1,851)
Issuance of common stock under stock
plans	183	1,049	—	—		—	1,049
Balance at December 31, 2007	9,454	$32,812	$40,652	$—		$106	$73,570
Net income	—	—	8,332	—		—	8,332
Net change in unrealized gain
on securities available for sale	—	—	—	—		186	186
Tax benefit associated with stock awards	—	20	—	—		—	20
Cash dividend, $0.26 per share	—	—	(2,417)	—		—	(2,417)
Stock-based compensation	—	567	—	—		—	567
Forfeited and cancelled restricted stock	(2)	—	—	—		—	—
Issuance of common stock under stock
plans	58	302	—	—		—	302
Balance at December 31, 2008	9,510	$33,701	$46,567	$—		$292	$80,560

(1) Adjusted to reflect a 5-for-4 stock split distributed by the Company on September 6, 2006.

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

Comprehensive Income:	2008	2007	2006
Net income	$8,332	$9,398	$9,491
Change in unrealized gains on securities available for
sale, net of tax, of $(99) ($84) and ($1), for years ended 2008, 2007
and 2006, respectively	186	151	1
Comprehensive income	$8,518	$9,549	$9,492

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
     Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

	2008	2007	2006
Cash flows from operating activities:
Net income from operations	$8,332	$9,398	$9,491
Adjustments to reconcile net income to net cash
provided by operating activities:
Deferred income tax expense (benefit)	(336)	1	(684)
Amortization (accretion) of investment premiums, net	(8)	(10)	11
Earnings on bank owned life insurance	(305)	(587)	(372)
Provision for loan losses	5,050	3,000	2,675
Depreciation and amortization of premises and equipment	1,731	1,796	1,629
Net (gain) loss on sale of premises and equipment	19	—	(17)
Net gain on sale of other real estate	(32)	(24)	(6)
Write downs on other real estate	254	—	10
Excess tax benefit from stock-based compensation	(20)	(253)	(29)
Amortization of stock-based compensation	567	345	316
Net Changes in assets and liabilities:
Loans held for sale	(549)	111	371
Other assets	(180)	2,296	(1,119)
Other liabilities	406	(2,212)	674
Cash flows from operating activities	14,929	13,861	12,950
Cash flows from investing activities:
Purchases of investment securities available for sale	(8,556)	(2,635)	(3,675)
Purchase of Federal Home Loan Bank Stock	(446)	—	—
Maturities/calls/principal payments of investment and mortgage-backed securities
available for sale	4,883	5,838	5,951
Purchase of bank owned life insurance	—	(5,000)	—
Net increase in loans	(23,747)	(90,756)	(91,191)
Purchases of premises and equipment	(1,583)	(3,562)	(4,470)
Proceeds from sale of other real estate owned and premises and equipment	1,607	1,499	65
Cash flows used in investing activities	(27,842)	(94,616)	(93,320)
Cash flows from financing activities:
Net (decrease) increase in deposits	(11,194)	54,587	66,277
Gross payments on other borrowed funds	(30,000)	—	(26,845)
New borrowings on other borrowed funds	60,000	—	16,845
Net Increase (decrease) in FHLB overnight borrowings	(8,860)	17,425	3,075
Gross payments on junior subordinated debentures	—	(15,007)	—
New borrowings on junior subordinated debentures	—	25,774	—
Dividends paid on common stock	(2,417)	(2,168)	(1,858)
Common stock repurchased	—	(1,851)	—
Excess tax benefit from stock-based compensation	20	253	29
Proceeds from issuance of common stock- stock options	302	1,049	565
Cash flows from financing activities	7,851	80,062	58,088
Net change in cash and cash equivalents	(5,062)	(693)	(22,282)
Cash and cash equivalents at beginning of period	19,052	19,745	42,027
Cash and cash equivalents at end of period	$13,990	$19,052	$19,745

WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(Dollars in thousands)

(Continued)
Supplemental information:

	2008	2007	2006
Loans foreclosed and transferred to other real estate owned	$2,615	$2,552	$432
Cash paid for interest	21,271	24,572	17,574
Cash paid for income taxes	4,352	4,123	5,210

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

  Washington Banking Capital Trust I (the “Trust”) was a wholly-owned subsidiary of the Company. The Trust, was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. In 2003, the Trust subsidiary was consolidated. In 2004, pursuant to Financial Accounting Standards Board (“FASB”) Financial Interpretation No. 46R (“FIN 46R”), the Company deconsolidated the Trust. During the second quarter of 2007 the Trust was closed after the trust preferred securities were paid off. See Note 9- Trust Preferred Securities and Junior Subordinated Debentures for further details.

  Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note 9- Trust Preferred Securities and Junior Subordinated Debentures for further details.

  Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note 10- Income Taxes for further details.

(b)     Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

(c)    Recent Financial Accounting Pronouncements: In December 2007, FASB issued SFAS No. 141 (revised), Business Combinations. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquired entity and the goodwill acquired. Furthermore, acquisition-related and other costs will now be expensed rather than treated as cost components of the acquisition. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The adoption of SFAS No. 141R will have not have an impact on the Company’s consolidated financial statements prior to January 1, 2009. The Company expects the adoption of SFAS No. 141R will increase the costs charged to operations for acquisitions consummated on or after January 1, 2009.

In March 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. Statement No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items effect on the entity's financial position, financial performance, and cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Specifically, Statement 161 requires:

  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  Disclosure of information about credit-risk-related contingent features; and

  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the standard to have a material impact on its consolidated financial statements.

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

Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company does not expect the standard to have any impact on its consolidated financial statements.

In May 2008, FASB issued Statement No. 163, Accounting for Financial Guarantee Insurance Contracts: An interpretation of FASB Statement No. 60. Statement No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation.

Statement No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. The Company does not expect the standard to have any impact on its consolidated financial statements.

In June 2008, FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This statement is effective for fiscal years beginning after December 15, 2008, to be applied retrospectively. Certain of the Company’s nonvested restricted stock awards qualify as participating securities as described under this pronouncement. The Company is currently evaluating the impact of the adoption on the Company’s consolidated financial statements.

In October 2008, FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP No. 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The FSP does not change existing generally accepted accounting principles. This FSP was effective immediately upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

On January 12, 2009, FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20. FSP EITF 99-20-1 addresses certain practice issues in EITF No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, by making its other-than-temporary impairment assessment guidance consistent with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP EITF 99-20-1 removes the reference to the consideration of a market participant’s estimates of cash flows in EITF 99-20, and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an other-than-temporary impairment is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively. The Company does not expect the standard to have any impact on its consolidated financial statements.

(d)     Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

(e)     Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2008, the Bank’s minimum required investment was approximately $1,699. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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

(h)     Loans Receivable, Net: Loans receivable, net, are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination fees and costs, and the allowance for loan losses.

Interest on loans is calculated using the simple interest method based on the daily balance of the principal amount outstanding and is credited to income as earned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally, loans are 90 days or more past due). Indirect consumer loans are charged-off immediately when collection of principal or interest is considered doubtful (generally loans are 90 days or more past due).

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

(i)    Allowance for Loan Losses: The allowance for loan losses is based upon the Company’s estimates. The Company determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic and market conditions. The Company determines the amount of the allowance for loan losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan losses is increased by charging to the provision for loan losses. Losses are charged to the allowance and recoveries are credited to the allowance.

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

(k)    Bank Owned Life Insurance: During the second quarter of 2007 and 2004, the Bank made a $5,000 and $10,000 investment, respectively, in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies' underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

(l)    Other Real Estate Owned: Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value. Losses arising from the initial acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

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

(n)    Stock-Based Compensation: The Company adopted Financial Accounting Standards Board Statement No. 123R, “Share-Based Payment” (“SFAS 123R”) effective January 1, 2006. SFAS 123R requires companies to measure and recognize compensation expense for all share-based payments at the grant date based on the fair value of the award, as defined in SFAS 123R, and include such costs as an expense in our income statements over the requisite service (vesting) period. The Company adopted SFAS 123R using a modified prospective application, whereby the provisions of the statement have been applied prospectively only from the date of adoption for new (issued subsequent to December 31, 2005) and unvested stock option awards for which the requisite service is rendered after the date of adoption. Thus, the Company recognizes as expense the fair value of stock options issued prior to January 1, 2006, but vesting after January 1, 2006, over the remaining vesting period. In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. The Company uses the Black-Scholes option pricing model to measure fair value. For further details on the impact to the Company’s financial statements please refer to Note (12)- Stock-Based Compensation.

(o)    Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2008 financial statement presentation. The reclassifications had no impact to reported net income.

(2)    Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2008 and 2007 was $1,458 and $3,496, respectively, and was met by holding cash with the Federal Reserve Bank.

(3)    Investment Securities

The amortized costs and market values of investment securities at December 31, 2008 and 2007 were as summarized:

		Gross		Gross unrealized	Gross unrealized
	Amortized	unrealized		losses less than	losses greater than	Market
December 31, 2008:	cost	gains		12 months	12 months	value
Investments available for sale:
U.S. government agency securities	$9,402	$335		$—	$—	$9,737
Pass-through securities	40	—		—	—	40
State and political subdivisions	6,903	95		(21)	—	6,977
Corporate securities	1,004	40		—	—	1,044
Total investment securities
available for sale	$17,349	$470	$	(21)	$—	$17,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(3) Investment Securities- (Continued)

		Gross	Gross unrealized	Gross unrealized
	Amortized	unrealized	losses less than	losses greater than	Market
December 31, 2007:	cost	gains	12 months	12 months	value
Investments available for sale:
U.S. government agency securities	$8,395	$144	$—	$(2)	$8,537
Pass-through securities	78	—	—	—	78
State and political subdivisions	5,195	22	—	—	5,217
Total investment securities
available for sale	$13,668	$166	$—	$(2)	$13,832

Certain investment securities shown in the preceding table currently have fair values less than amortized cost and therefore contain unrealized losses. As of December 31, 2008 and 2007, the Company had four and three investment securities that were in an unrealized loss position. The Company has evaluated these securities and has determined that the decline in value is temporary and is related to the change in market interest rates since purchase. The decline in value is not related to any company or industry specific event.

The amortized cost and market value of investment securities by contractual maturity at December 31, 2008 are as follows:

			Dates of Maturities
	Under 1	1 - 5	5 –10	Over 10
Investments available for sale:	year	years	years	years	Total
U.S. government agency securities:
Amortized cost	$1,959	$7,443	$—	$—	$9,402
Market value	2,011	7,726	—	—	9,737
Pass-through securities:
Amortized cost	40	—	—	—	40
Market value	40	—	—	—	40
Corporate Securities:
Amortized cost	—	1,004	—	—	1,004
Market value	—	1,044	—	—	1,044
State and political subdivisions:
Amortized cost	1,096	3,570	1,231	1,006	6,903
Market value	1,099	3,590	1,243	1,045	6,977
Total amortized cost	$3,095	$12,017	$1,231	$1,006	$17,349
Total market value	$3,150	$12,360	$1,243	$1,045	$17,798

At December 31, 2008 and 2007, investment securities with recorded values of $7,577 and $7,280, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

For the years ended December 31, 2008, 2007 and 2006, there were no sales of investment securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4) Loans and Allowance for Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, was as follows:

	December 31
	2008	2007
Commercial loans	$94,522	$102,284
Real estate mortgages	385,803	353,538
Real estate construction loans	145,423	146,647
Consumer loans	194,630	200,987
Subtotal	820,378	803,456
Less:
Allowance for loan losses	(12,250)	(11,126)
Deferred loan costs, net	2,690	2,406
Net loans	$810,818	$794,736

The following is an analysis of the changes in the allowance for loan losses:

		December 31
	2008	2007	2006
Beginning balance	$11,126	$10,048	$8,810
Provision for loan losses	5,050	3,000	2,675
Recoveries	1,478	860	950
Charge-offs	(5,404)	(2,782)	(2,387)
Ending balance	$12,250	$11,126	$10,048

The Company had impaired loans which consisted of nonaccrual and accrual loans. As of December 31, 2008, the Company had no commitments to extend additional credit on these impaired loans. Impaired loans and their related reserve for loan losses were as follows:

		December 31
	2008	2007	2006
Impaired loans
Nonaccrual loans	$1,918	$2,839	$3,638
Accrual loans	—	—	30
Total impaired loans	$1,918	$2,839	$3,668
Reserve for impaired loans
Nonaccrual loans	$132	$500	$551
Accrual loans	—	—	30
Total reserve for impaired loans	$132	$500	$581

The average balance on impaired loans was as follows:

		December 31
	2008	2007	2006
Average balance impaired loans
Nonaccrual loans	$2,424	$2,538	$2,518
Accrual loans	—	—	14
Ending balance	$2,424	$2,538	$2,532

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(4) Loans and Allowance for Loan Losses- (Continued)

The following table details the interest income which would have been recognized if the loans had accrued interest, in accordance with their original terms, and the interest actually recognized on a cash basis.

	December 31
	2008	2007	2006
Interest income not recognized on impaired loans	$118	$154	$265
Interest income recognized on impaired loans	$83	$164	$189

(5) Premises and Equipment

Premises and equipment consisted of the following:

		December 31
		2008	2007
Land and buildings		$20,682	$20,684
Furniture and equipment		9,390	9,467
Land improvements		2,260	2,268
Computer software		1,979	2,705
Construction in progress		4,246	3,010
Subtotal		38,557	38,134
Less: accumulated depreciation		(13,586)	(12,996)
Total		$24,971	$25,138

(6) Deposits

Deposits are summarized as follows:

		December 31
		2008	2007
Time deposits		$351,546	$341,517
Money market		143,855	133,265
Negotiable orders of withdrawal (“NOWs”)		119,115	140,145
Noninterest-bearing demand		91,482	101,539
Savings		41,161	41,888
Total		$747,159	$758,354

Time deposits mature as follows:

	December 31, 2008
	Less than	1 - 2	2 - 3	3 - 4	4 - 5	Over 5
	1 year	years	years	years	years	Years	Total
Time deposits of
$100,000 or more	$144,743	$29,890	$400	$2,035	$383	$—	$177,451
All other time deposits	125,998	45,607	1,035	636	819	—	174,095
Total	$270,741	$75,497	$1,435	$2,671	$1,202	$—	$351,546

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(7) Federal Home Loan Bank Stock

The Bank is required to maintain an investment in the stock of the FHLB. The requirement is based on the following components:

  3.5% of the average daily balance of advances outstanding during the most recent quarter; plus the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

  5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

At December 31, 2008, the Bank held $2.4 million of common stock in the FHLB of Seattle. This security is reported at par value, which represents the Bank’s cost. The FHLB of Seattle recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, as of December 31, 2008, and as a result would not pay a dividend for the fourth calendar quarter of 2008 and that it would suspend the repurchase and redemption of outstanding common stock.

The FHLB of Seattle has communicated to the Bank that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an "other than temporary impairment" on its investment in FHLB stock. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of those securities, the requirement that the Bank contribute additional funds to recapitalize the FHLB of Seattle, or reduce the Bank’s ability to borrow funds from the FHLB of Seattle, impairing the Bank’s ability to meet liquidity demands.

On February 20, 2009, the FHLB of Seattle communicated to the Bank that they believe they are in compliance with the risk based capital requirements as outlined under the regulations of the FHFA.

(8) Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2008, the line of credit available to the Bank was $161,561. The Bank may borrow from the FHLB in amounts up to 20% of its total assets, subject to certain restrictions and collateral. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2008, collateral consisted entirely of eligible real estate loans in the amount of $245,664.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were $1.1 million in outstanding borrowings as of December 31, 2008 and no outstanding borrowings as of December 31, 2007. Available borrowings under these lines of credit totaled $50.0 million as of December 31, 2008 and December 31, 2007.

						December 31
						2008	2007
Year to date average balance						$12,245	$4,316
Maximum amount outstanding at any month end						41,640	20,500
Weighted average interest rate on amount outstanding at December 31						2.19%	4.44%

Future maturities of borrowed funds at December 31, 2008 are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Overnight borrowings	$11,640	$—	$—	$—	$—	$—	$11,640
Term borrowings	20,000	10,000	—	—	—	—	30,000
Total	$31,640	$10,000	$—	$—	$—	$—	$41,640

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(9) Trust Preferred Securities and Junior Subordinated Debentures

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

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust preferred securities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56% . On December 31, 2008 the rate was 3.56% .

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

(10) Income Taxes

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income for the years ended December 31:

	December 31
	2008	2007	2006
Federal:
Current tax expense	$4,265	$4,178	$4,982
Deferred tax expense (benefit)	(336)	1	(684)
Total	$3,929	$4,179	$4,298

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31
	2008		2007		2006
Income tax expense at federal statutory rate	$4,291	35.0%	$4,752	35.0%	$4,744	34.4%
Federal tax credits	(400)	(3.3%)	(400)	(2.9%)	(400)	(2.9%)
Interest income on tax-exempt securities	(218)	(1.8%)	(382)	(2.8%)	(305)	(2.2%)
Other liabilities	256	2.1%	209	1.5%	259	1.9%
Total	$3,929	32.0%	$4,179	30.8%	$4,298	31.2%

Federal tax credits are related to the New Markets Tax Credit program, whereby a subsidiary of the Bank has been awarded $3,100 in future Federal tax credits which are available through 2012. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The Company believes that it has complied with the various regulatory provisions of the New Markets Tax Credit program for all years presented, and therefore has reflected the impact of these credits in its estimated annual effective tax rate for all years presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10) Income Taxes- (Continued)

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

	December 31
	2008	2007
Deferred tax assets:
Allowance for loan loss	$4,288	$3,894
Deferred compensation	350	394
Other	51	6
Total deferred tax assets	4,689	4,294
Deferred tax liabilities:
Deferred loan fees	1,886	1,859
Premises and equipment	180	304
FHLB stock dividend	152	152
Investment in partnership	420	280
Prepaid expenses	144	127
Market value adjustment of investment securities available for sale	157	57
Other	43	45
Total deferred tax liabilities	2,982	2,824
Deferred tax assets, net	$1,707	$1,470

There was no valuation allowance for deferred tax assets as of December 31, 2008 or 2007. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

(10) Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	Year Ended December 31, 2008
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$8,332	9,465,000	0.88
Effect of dilutive securities: stock awards	—	48,000	—
Diluted EPS	$8,332	9,513,000	0.88

	Year Ended December 31, 2007
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$9,398	9,365,000	$1.00
Effect of dilutive securities: stock awards	—	128,000	(0.01)
Diluted EPS	$9,398	9,493,000	$0.99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(10) Earnings Per Share- (Continued)
	Year Ended December 31, 2006
	Income	Weighted average shares	Per share amount
Basic EPS
Income available to common shareholders	$9,491	9,217,000	$1.03
Effect of dilutive securities: stock options	—	273,000	(0.03)
Diluted EPS	$9,491	9,490,000	$1.00

On September 6, 2006, the Company issued a 5-for-4 stock split to shareholders of record as of August 21, 2006. All periods presented have been restated to reflect the stock splits.

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

The Company’s contributions for the years ended December 31, 2008, 2007 and 2006 under the employee matching feature of the plan were $273, $280 and $230, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2008 and 2007 and 5% for 2006. There were no contributions under the profit sharing portion of the plan for the years presented.

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

At December 31, 2008 and 2007, liabilities recorded in connection with deferred compensation plan benefits totaled $750 and $866, respectively, and are recorded in other liabilities.

(c) Bank Owned Life Insurance: During the second quarter of 2004 and 2007, the Bank made $10,000 and $5,000 investments, respectively in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitation) from the increase in the policies' underlying investments made by the insurance company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(12) Stock-Based Compensation

The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholders’ approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plans.

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2008, the Company had 581,152 shares available for grant.

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

The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model using assumptions noted in the following table.

Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost under SFAS No. 123R for the years ended December 31, 2008, 2007 and 2006:

	2008	2007	2006
Risk-free interest rate	1.65%- 3.44%	4.59%	4.32%-4.95%
Dividend yield rate	2.80%-2.90%	1.50%	1.20%-1.40%
Price volatility	40.50%-46.99%	33.00%	38.13%
Expected life of options	5 years	5 years	7 years
Weighted average grant date fair value of options granted	$2.82	$5.11	$6.10

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(12) Stock-Based Compensation- (Continued)

The following table summarizes information about stock options outstanding at December 31, 2008:

		Outstanding			Exercisable
		Weighted			Weighted
Exercise Price		average	Average		average	Average
Range	Shares	exercise price	Life (1)	Shares	exercise price	Life (1)
$ 4.39 to 5.00	35,781	$4.50	2.73	35,781	$4.50	2.73
5.01 to 8.50	26,394	6.42	4.12	24,394	6.29	4.12
8.51 to 12.00	125,500	9.11	9.49	—	—	—
12.01 to 15.50	20,465	14.59	6.99	9,626	14.59	7.03
15.51 to 17.35	46,074	15.98	8.17	10,795	15.98	8.17
	254,214	$9.87	7.58	80,596	$5.36	4.26

(1) Average contractual life remaining in years.

The following table summarizes information on stock option activity during 2008:

		Weighted		Aggregate
		average	Average	intrinsic
	Shares	exercise price	Life (1)	value
Outstanding at January 1, 2008	192,618	$9.63		$4
Granted	133,500	9.09
Exercised	(52,374)	5.52		$319
Forfeited, expired or cancelled	(19,530)	13.90
Outstanding at December 31, 2008	254,214	$9.87	7.58	$210

Exercisable at December 31, 2008	80,596	$5.36	4.26	$209
(1) Average contractual life remaining in years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2008 and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2008. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $319, $1,976 and $1,709, respectively.

For the year ended December 31, 2008, 2007 and 2006, the Company recognized, $150, $109 and $110, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2008 there was approximately $485 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 2.71 years.

(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

 (12) Stock-Based Compensation - (Continued)

The following table summarizes information on restricted stock activity during 2008:
		Weighted	Weighted average
		average grant	remaining contractual
	Shares	price per share	terms (in years)
Outstanding at January 1, 2008	29,561	$13.49
Granted	—	—
Vested	(17,988)	13.67
Forfeited, expired or cancelled	(1,290)	13.41
Outstanding at December 31, 2008	10,283	$13.19	1.69

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2008 and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2008. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of restricted stock vested for the years ended December 31, 2008, 2007 and 2006 was $223, $300 and $204, respectively.

For years ended December 31, 2008, 2007 and 2006 the Company recognized $181, $191 and $206 respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2008 there was $114 of total unrecognized compensation costs related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.69 years.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2008:

		Weighted average	Weighted average
		grant price per	remaining contractual
	Shares	share	terms (in years)
Outstanding at January 1, 2008	17,815	$15.98
Granted	18,075	11.83
Vested	(15,443)	11.45
Forfeited, expired or cancelled	(1,736)	13.21
Outstanding at December 31, 2008	18,711	$15.97	1.68

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2008 and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2008. This amount changes based upon the fair market value of the Company’s stock.

For year ended December 31, 2008 and 2007 the Company recognized $236 and $44, respectively, in restricted stock unit compensation expense as a component of salaries and benefits. The Company did not issue any restricted stock units prior to 2007. As of December 31, 2008 there was $242 of total unrecognized compensation costs related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.68 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(13) Regulatory Capital Matters

The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2008, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2008 and 2007 periods:

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
December 31, 2008:				Minimum			Minimum
	Amount	Ratio	Amount	ratio		Amount	ratio
Total risk-based capital
(to risk-weighted assets)
Consolidated	$116,260	13.23%	$70,308	8.00%	$	N/A
Whidbey Island Bank	114,890	13.10%	70,168	8.00%		87,709	10.00%
Tier 1 capital
(to risk-weighted assets)
Consolidated	105,259	11.98%	35,154	4.00%		N/A
Whidbey Island Bank	103,911	11.85%	35,084	4.00%		52,626	6.00%
Tier 1 capital
(to average assets)
Consolidated	105,259	11.68%	36,059	4.00%		N/A
Whidbey Island Bank	103,911	11.54%	36,016	4.00%		45,020	5.00%

						To be well-capitalized
			For capital			under prompt corrective
	Actual		adequacy purposes			action provisions
December 31, 2007:				Minimum			Minimum
	Amount	Ratio	Amount	ratio		Amount	ratio
Total risk-based capital
(to risk-weighted assets)
Consolidated	$109,436	12.45%	$70,327	8.00%	$	N/A
Whidbey Island Bank	105,629	12.03%	70,218	8.00%		87,772	10.00%
Tier 1 capital
(to risk-weighted assets)
Consolidated	97,934	11.14%	35,163	4.00%		N/A
Whidbey Island Bank	94,658	10.78%	35,109	4.00%		52,663	6.00%
Tier 1 capital
(to average assets)
Consolidated	97,934	11.29%	34,694	4.00%		N/A
Whidbey Island Bank	94,658	10.92%	34,659	4.00%		43,324	5.00%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(14) Fair Value Measurements and the Fair Value of Financial Instruments

The Financial Accounting Standards Board (“FASB”) has issued several significant FASB statements on the measurement and or reporting of financial instruments at fair value. Additionally, recent FASB statements have amended previously issued FASB statements. To add further complexity to an already complex issue, entities have been permitted to determine whether or not to measure certain financial instruments at fair value and report the changes in the fair value of these financial instruments in their statements of income. Furthermore, all entities are required to measure certain financial instruments at fair value and record the changes in fair value of these financial instruments in their statements of comprehensive income.

This footnote will address three key issues: 1) The footnote will help define the key concepts of fair value and financial instruments. 2) The footnote will identify the key FASB statements related to this issue and the Company’s adoption position. 3) The footnote will provide the required disclosures for the FASB statements adopted.

1)      Key Concepts:

  Fair Value: FAS No. 157 defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.”

  The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

  Financial Instrument: FAS No. 107 defines a financial instruments as “as cash, evidence of an ownership interest in an entity, or a contract that both:

  a. Imposes on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity.

  b. Conveys to that second entity a contractual right (1) to receive cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.”

  Financial instruments for the Company represent one of two categories:

1.	Assets: Consisting primarily of cash, short investments (interest bearing deposits, federal funds sold) securities, and loans.

2.	Liabilities: Consisting primarily of deposits and various forms of borrowings (overnight borrowings, junior subordinated debentures, other term borrowings)

The Company further defines these financial instruments in the determination of fair value section of this footnote.

2) Key FASB Statements and the Company’s Adoption Position:

  FAS No. 107, Disclosures about Fair Value of Financial Instruments: This Statement extends existing fair value disclosure practices for some instruments by requiring all entities to disclose the fair value of financial instruments, both assets and liabilities recognized and not recognized in the statement of financial position, for which it is practicable to estimate fair value. If estimating fair value is not practicable, this Statement requires disclosure of descriptive information pertinent to estimating the value of a financial instrument. This Statement is effective for financial statements issued for fiscal years ending after December 15, 1992, except for entities with less than $150 million in total assets in the current statement of financial position. For those entities, the effective date is for fiscal years ending after December 15, 1995.

   Company’s Position: The Company has adopted FAS No. 107 and has disclosed the required footnote information in all public filings since its initial public offering in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(14)      Fair Value of Financial Instruments- (Continued)

  FAS No. 157, Fair Value Measurements: This Statement, issued in September 2006, defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

   Additionally, FAS No. 157 amended FAS No. 107,   Disclosure about Fair Value of Financial Instruments (FAS 107), and, as such, the Company follows FAS No. 157 in determination of FAS No. 107 fair value disclosure amounts.

  Company’s Position: Effective January 1, 2008 the Company adopted FAS No. 157 and has disclosed the required footnote information in its interim period public filings.

  FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities: This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the fiscal years that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements.

  The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

  Company’s Position: The Company has declined to adopt FAS No. 159. The Company determined that the statement at this time would not provide additional useful information, to the user of the financial statements, regarding the financial position of the Company.

3)     FAS No. 107 and No. 157 Footnote Disclosure:

FAS No. 157 Fair Value Hierarchy:

The valuation techniques required by Statement No. 157 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.
Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3:

Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available. The Company’s own data used to develop unobservable inputs shall be adjusted for market consideration when reasonably available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(14) Fair Value of Financial Instruments- (Continued)

Determination of Fair Value

Under FAS No. 157, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in FAS No. 157.

Fair value measurements for assets and liabilities where there exists limited or no observable market data and, therefore, are based primarily upon the Company’s own estimates, are often calculated based on current pricing policy, the economic and competitive environment, the characteristics of the asset or liability and other such factors. Therefore, the results cannot be determined with precision and may not be realized in an actual sale or immediate settlement of the asset or liability. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, that could significantly affect the results of current or future values.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (FAS No. 107 disclosures).

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

Loans Held for Sale: The carrying value of loans held for sale approximates fair value.

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

Other Real Estate Owned: Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value is included in the nonrecurring basis table below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(14) Fair Value of Financial Instruments- (Continued)

Deposits: For deposits with no contractual maturity such as checking accounts, money market accounts and savings accounts, fair values approximate book values. The fair value of certificates of deposit are based on discounted cash flows using the difference between the actual deposit rate and an alternative cost of funds rate, currently offered by the Bank for similar types of deposits.

FHLB Overnight Borrowings: The carrying value of FHLB overnight borrowings approximates fair value.

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

FAS No. 157, Fair Value Measurements, Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

The following table presents the Company’s assets measured at fair value on a recurring basis for the year ending December 31, 2008:

	Year Ended December 31, 2008:
	Level 1	Level 2	Level 3	Total
Investment securities	$—	$17,798	$—	$17,798
Total	$—	$17,798	$—	$17,798

FAS No. 157, Fair Value Measurements, Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis: The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described previously in this Note. For assets measured at fair value on a nonrecurring basis in 2008 and 2007 that were still held in the balance sheet at the respective year ends, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the year ending December 31, 2008:

	Year Ended December 31, 2008:
					Total losses
	Carrying value at year end				for year
	Level 1	Level 2	Level 3	Total	ended
Impaired loans (1)	$—	$—	$1,786	$1,786	$(132)
Other real estate owned (2)			2,226	2,226	(86)
Total	$—	$—	$4,012	$4,012	$(218)
(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as other real estate owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(14) Fair Value of Financial Instruments- (Continued)

FAS No. 107, Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates as of December 31, 2008 and 2007, for financial instruments, as defined by FAS No. 107. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

In accordance with FAS No. 107, the Company has not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the premises and equipment, deferred taxes and other liabilities.

			December 31
		2008			2007
	Carrying		Estimated	Carrying		Estimated
	value		fair value	value		fair value
Financial assets:
Cash and cash equivalents	$13,609		$13,609	$18,795		$18,795
Interest-earning deposits	381		381	257		257
FHLB stock	2,430		2,430	1,984		1,984
Investment securities- available for sale	17,798		17,798	13,832		13,832
Loans held for sale	2,896		2,896	2,347		2,347
Loans	823,068		822,840	805,862		801,728

Financial liabilities:
Deposits	747,159		752,249	758,354		761,875
FHLB overnight borrowings	11,640		11,640	20,500		20,500
Junior subordinated debentures	25,774		16,090	25,774		23,463
Other borrowed funds	30,000		30,399	—		—

(15) Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31
Condensed Balance Sheets	2008	2007
Assets:
Cash and cash equivalents	$460	$3,304
Other assets	940	549
Investment in subsidiaries	104,986	95,557
Total assets	$106,386	$99,410

Liabilities:
Junior subordinated debentures	$25,774	$25,774
Other liabilities	52	66
Shareholders’ equity:
Common stock	33,701	32,812
Retained earnings	46,567	40,652
Accumulated other comprehensive income, net	292	106
Total shareholders’ equity	80,560	73,570
Total liabilities and shareholders’ equity	$106,386	$99,410

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(15) Washington Banking Company Information- (Continued)

	Years Ended December 31
Condensed Statements of Income	2008	2007	2006
Interest income:
Interest-earning deposits	$2	$39	$26
Common securities	38	54	41
Total interest income	40	93	67
Interest expense:
Junior subordinated debentures	1,254	1,762	1,337
Net expense	(1,214)	(1,669)	(1,270)
Noninterest expense	1,170	1,356	482
Loss before income tax benefit and
undistributed earnings of subsidiaries	(2,384)	(3,025)	(1,752)
Income tax benefit	833	1,075	603
Loss before undistributed earnings of subsidiaries	(1,551)	(1,950)	(1,149)
Undistributed earnings of subsidiaries	8,683	10,548	7,790
Dividend income from the Bank	1,200	800	2,850
Net income	$8,332	$9,398	$9,491

Condensed Statements of Cash Flows	Years Ended December 31
	2008	2007	2006
Operating activities:
Net income from continuing operations	$8,332	$9,398	$9,491
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in undistributed earnings of subsidiaries	(8,676)	(10,383)	(7,790)
Stock-based compensation	—	10	23
Other assets	(405)	847	(191)
Cash flows provided by operating activities	(749)	(128)	1,533

Investing activities:
Investment in subsidiaries	—	(5,741)	(41)

Financing activities:
Gross payments on junior subordinated debentures	—	(15,007)	—
New borrowings on junior subordinated debentures	—	25,774	—
Dividends paid on common stock	(2,417)	(2,168)	(1,858)
Common stock repurchased	—	(1,851)	—
Proceeds from issuance of common stock- stock options	322	1,302	594
Cash flows used in financing activities	(2,095)	8,050	(1,264)
Net increase (decrease) in cash and cash equivalents	(2,844)	2,181	228
Cash and cash equivalents at beginning of year	3,304	1,123	895
Cash and cash equivalents at end of year	$460	$3,304	$1,123

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

At December 31, 2008 the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

	2009	2010	2011	2012	2013	Thereafter	Total
Minimum Payments	$486	$377	$376	$378	$338	$1,641	$3,596

Rent expense applicable to operating leases for the years ended December 31, 2008, 2007 and 2006 was $435, $426, and $419, respectively.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2008.

The Bank has not been required to perform on any financial guarantees and did not incur any losses on its commitments in 2008 and 2007.

Commitments to extend credit were as follows:

December 31, 2008
Loan commitments
Fixed rate	$14,745
Variable rate	131,859
Standby letters of credit	1,865
Total commitments	$148,469

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(17) Related Party Transactions

As of December 31, 2008 and 2007, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. The following table details the loan activity of related party transactions:

	Years Ended December 31
	2008	2007
Beginning Balance	$4,974	$2,034
Additions	2,348	9,467
Payments	4,122	6,527
Ending Balance	$3,200	$4,974

Available Credit	$460	$1,661

Deposits from related parties held by the Bank at December 31, 2008 and 2007 totaled $5,970 and $6,875, respectively.

(18) Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(19) Subsequent Events

On January 13, 2009, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation increasing the number of authorized shares of preferred stock to 26,380 and designating such shares as the Series A Preferred Stock. The amendment was filed with the Secretary of State of the State of Washington on January 13, 2009.

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the troubled Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement — Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of senior executive officers.

The Series A Preferred Stock will bear cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except per share data)

(19) Subsequent Events- (Continued)

On January 22, 2009, the Board of Directors declared a cash dividend of $0.065 per share to shareholders of record as of February 03, 2009, payable on February 19, 2009.

(20) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:
		Year Ended December 31, 2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Interest income	$15,526	$14,533	$14,577	$14,145
Interest expense	6,004	5,185	4,973	4,673
Net interest income	9,522	9,348	9,604	9,472
Provision for loan losses	1,025	1,050	1,075	1,900
Net interest income after provision for loan losses	8,497	8,298	8,529	7,572
Noninterest income	1,795	1,638	1,875	1,579
Noninterest expense	6,879	6,328	7,578	6,735
Income before provision for income taxes	3,413	3,608	2,826	2,416
Provision for income taxes	1,076	1,187	921	746
Net income	$2,337	$2,421	$1,905	$1,670

Basic earnings per share	$0.25	$0.25	$0.20	$0.18
Diluted earnings per share	$0.25	$0.25	$0.20	$0.18
Cash dividends declared per share	$0.06	$0.065	$0.065	$0.065

		Year Ended December 31, 2007
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
Interest income	$14,664	$15,456	$16,221	$16,028
Interest expense	5,695	6,100	6,465	6,550
Net interest income	8,969	9,356	9,756	9,478
Provision for loan losses	550	850	800	800
Net interest income after provision for loan losses	8,419	8,506	8,956	8,678
Noninterest income	1,804	1,953	1,923	1,808
Noninterest expense	6,924	6,870	6,827	7,850
Income before provision for income taxes	3,299	3,589	4,052	2,636
Provision for income taxes	1,032	1,129	1,232	785
Net income	$2,267	$2,460	$2,820	$1,851

Basic earnings per share	$0.24	$0.26	$0.30	$0.20
Diluted earnings per share	$0.24	$0.26	$0.30	$0.19
Cash dividends declared per share	$0.05	$0.06	$0.06	$0.06

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of the end of the fiscal period covered by this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The principal executive and financial officers supervised and participated in this evaluation. Based on this evaluation, the principal executive and financial officers each concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC. The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. In addition, there have been no significant changes in the internal controls or in other factors known to management that could significantly affect the internal controls subsequent to the most recent evaluation. that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8- Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2008 fiscal year end.

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

Item 13. Certain Relationships, Related Transactions and Director Independence

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th of March, 2009.

WASHINGTON BANKING COMPANY
(Registrant)

By /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 12th of March, 2009.

Principal Executive Officer:

By /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Principal Financial and Accounting Officer:

By /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 12, 2009, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Gragg Miller

Robert B. Olson

Anthony B. Pickering

Edward J. Wallgren

Dennis A. Wintch

By /s/ John L. Wagner

John L. Wagner
Attorney-in-fact
March 12, 2009

INDEX TO EXHIBITS

Exhibit No.

Exhibit Description

3.1	Amended and Restated Articles of Incorporation of the Company, as amended
3.2	Bylaws of the Company (1)
4.1	Form of Common Stock Certificate (1)
4.2	Stock Repurchase Plan (3)
4.3

Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt and preferred securities are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

10.1	1992 Employee Stock Option Plan (1)
10.2	1993 Director Stock Option Plan (1)
10.3	1998 Stock Option and Restricted Stock Award Plan (2)
10.4	Form of Severance Agreement (1)
10.5	Executive Employment Agreements (4)
10.6	2005 Stock Incentive Plan(5)
12.1	Ratio of Earnings to Fixed Changes
21	Subsidiaries of the Registrant
23.1	Consent of Moss Adams LLP
24	Power of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
(1)	Incorporated by reference to the Form SB-2 (Registration No. 333-49925) previously filed by the Company, declared effective on June 22, 1998.
(2)	Incorporated by reference to the definitive proxy statement dated August 19, 1998 for the Annual Meeting of Shareholders held September 24, 1998.
(3)	Incorporated by reference to the Form 8-K dated April 30, 1999, previously filed by the Company.
(4)	Incorporated by reference to Forms 8-K dated May 12, 2005 and September 30, 2005, previously filed by the Company.
(5)	Incorporated by reference to Form S-8 dated November 10, 2005, previously filed by the Company.
(6)	Incorporated by reference to Form 8-K dated July 14, 2005, and Form 8-K dated August 24, 2006, previously filed by the Company.