Form 10-Q
period 2009-03-31
WASHINGTON BANKING CO
filed 2009-05-11
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
[ X ]	Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to __________

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
Yes [ X ] No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [    ] No [ X ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ X ] Non-Accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange  Act of 1934, as amended. Yes [    ] No [ X  ]

The number of shares of the issuer’s Common Stock outstanding at April 30, 2009 was 9,535,462.

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands)

	March 31,	December 31,
Assets	2009	2008
Cash and due from banks	$17,019	$13,609
($ 907 and $1,458, respectively, are restricted)
Interest-bearing deposits	275	381
Federal funds sold	7,675	—
Total cash, restricted cash, and cash equivalents	24,968	13,990
Investment securities available for sale	20,481	17,798

Federal Home Loan Bank stock	2,430	2,430
Loans held for sale	2,665	2,896

Loans receivable	829,142	823,068
Allowance for loan losses	(13,323)	(12,250)
Total loans, net	815,819	810,818
Premises and equipment, net	25,365	24,971
Bank owned life insurance	16,916	16,822
Other real estate owned	1,799	2,226
Other assets	8,227	7,680
Total assets	$918,671	$899,631

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$98,563	$91,482
Interest-bearing	309,936	304,131
Time deposits	354,490	351,546
Total deposits	762,989	747,159
FHLB overnight borrowings	—	11,640
Other borrowed funds	20,000	30,000
Junior subordinated debentures	25,774	25,774
Other liabilities	2,187	4,498
Total liabilities	810,950	819,071
Commitments and contingencies
Shareholders’ equity:
Preferred stock, no par value. 26,380 shares authorized
Series A (Liquidation preference $1,000 per shares); and
outstanding at 3/31/09: 26,380 and none in 2008.	24,744	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,529,322 at 3/31/2009 and
9,510,007 at 12/31/2008	35,552	33,701
Retained earnings	47,162	46,567
Accumulated other comprehensive income	263	292
Total shareholders’ equity	107,721	80,560
Total liabilities and shareholders’ equity	$918,671	$899,631

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars and shares in thousands, except per share data)
	Three Months Ended
	March 31,
	2009	2008
Interest income:
Interest and fees on loans	$13,000	$15,360
Interest on taxable investment securities	136	110
Interest on tax exempt investment securities	67	51
Other	2	5
Total interest income	13,205	15,526
Interest expense:
Interest on deposits	3,519	5,295
Interest on other borrowings	133	304
Interest on junior subordinated debentures	224	405
Total interest expense	3,876	6,004
Net interest income	9,329	9,522
Provision for loan losses	2,450	1,025
Net interest income after provision for loan losses	6,879	8,497
Noninterest income:
Service charges and fees	858	726
Electronic banking income	310	314
Investment products	170	129
Bank owned life insurance income	94	101
Income from the sale of mortgage loans	270	90
SBA premium income	18	144
Other	283	291
Total noninterest income	2,003	1,795
Noninterest expense:
Salaries and benefits	3,424	3,990
Occupancy and equipment	1,033	949
Office supplies and printing	171	119
Data processing	131	161
Merger related expense	—	81
Consulting and professional fees	278	215
Other	1,509	1,364
Total noninterest expense	6,546	6,879
Income before provision for income taxes	2,336	3,413
Provision for income taxes	762	1,076
Net income	1,574	2,337
Preferred stock dividends and discount accretion	359	—
Net income available to common shareholders	$1,215	$2,337

Net income per common share, basic	$0.13	$0.25

Net income per common share, diluted	$0.13	$0.25

Average number of common shares outstanding, basic	9,507,000	9,432,000
Average number of common shares outstanding, diluted	9,527,000	9,514,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity
and Comprehensive Income (unaudited)
(Dollars and shares in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	Stock	Common stock		Retained	comprehensive	shareholders’
	Amount	Shares	Amount	earnings	income (loss)	equity
Balances at December 31, 2007	$—	9,454	$32,812	$40,652	$106	$73,570
Comprehensive income:
Net income	—	—	—	2,337	—	2,337
Net unrealized gain on securities
available for sale, net of tax of $58	—	—	—	—	108	108
Total comprehensive income	—	—	—	—	—	2,445
Cash dividend, $0.06 per share	—	—	—	(568)	—	(568)
Stock-based compensation expense	—	—	95	—	—	95
Exercise of common stock- stock options	—	23	129	—	—	129
Cancellation of restricted stock	—	(1)	—	—	—	—
Tax benefit associated with stock awards	—	—	41	—	—	41
Balances at March 31, 2008	$—	9,476	$33,077	$42,421	$214	$75,712

Balances at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	—	—	—	1,574	—	1,574
Net unrealized loss on securities
available for sale, net of tax of $16	—	—	—	—	(29)	(29)
Total comprehensive income	—	—	—	—	—	1,545
Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrants to U.S. Treasury	—	—	1,720	—	—	1,720
Preferred stock dividends and discount accretion	84	—	—	(359)	—	(275)
Cash dividend, $0.065 per share	—	—	—	(620)	—	(620)
Stock-based compensation expense	—	—	93	—	—	93
Exercise of common stock- stock options	—	20	38	—	—	38
Cancellation of restricted stock	—	(1)	—	—	—	—
Balances at March 31, 2009	$24,744	9,529	$35,552	$47,162	$263	$107,721

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net income from operations	$1,574	$2,337
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of investment discounts, net	—	(4)
Deferred income tax expense (benefit)	1	(100)
Depreciation and amortization	441	455
Earnings on bank owned life insurance	(94)	(101)
Provision for loan losses	2,450	1,025
Write-downs of other real estate	—	150
Excess tax benefits from stock based compensation	—	(41)
Amortization of stock-based compensation	93	95
Net change in assets and liabilities:
Net decrease in loans held for sale	231	1,894
Decrease (increase) in other assets	(532)	447
Increase (decrease) in other liabilities	(2,310)	186
Cash provided by operating activities	1,854	6,343
Cash flows from investing activities:
Purchases of investment securities, available for sale	(4,768)	—
Maturities/calls/principal payments of investment and
mortgage-backed securities, available for sale	2,040	1,508
Net increase in loans	(7,551)	(10,478)
Purchases of premises and equipment	(841)	(223)
Proceeds from the sale of other real estate owned	532	—
Cash used by investing activities	(10,588)	(9,193)

Cash flows from financing activities:
Net increase (decrease) in deposits	15,829	(12,608)
Gross payments on other borrowed funds	(10,000)	—
New borrowings on other borrowed funds	—	30,000
Net decrease in FHLB overnight borrowings	(11,640)	(9,000)
Dividends paid on common stock	(620)	(568)
Dividends paid on preferred stock	(275)	—
Excess tax benefits from stock based compensation	—	41
Proceeds from exercise of common stock- stock options	38	129
Proceeds from issuance of preferred stock	26,380	—
Cash provided by financing activities	19,712	7,994
Net change in cash and cash equivalents	10,978	5,144
Cash and cash equivalents at beginning of period	13,990	19,052
Cash and cash equivalents at end of period	$24,968	$24,196
Supplemental information:
Loans foreclosed and transferred to other real estate owned	$100	$600
Cash paid for interest	4,024	5,941
Cash paid for income taxes	700	200

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
(Dollars in thousands, except per share data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At March 31, 2009, WBCO had two wholly owned subsidiaries –Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2009 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(2) Recent Financial Accounting Pronouncements: The FASB has issued FASB Staff Position (FSP) FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP:

  Affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction.

  Clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active.

  Eliminates the proposed presumption that all transactions are distressed (not orderly) unless proven otherwise. The FSP instead requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence.

  Includes an example that provides additional explanation on estimating fair value when the market activity for an asset has declined significantly.

  Requires an entity to disclose a change in valuation technique (and the related inputs) resulting from the application of the FSP and to quantify its effects, if practicable.

  Applies to all fair value measurements when appropriate.

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company does not expect the standard to have any impact on the consolidated financial statements and does not intend to early adopt the standard.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
(Dollars in thousands, except per share data)

(2) Recent Financial Accounting Pronouncements- Continued

The FASB has issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

  Changes existing guidance for determining whether an impairment is other than temporary to debt securities;

  Replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis;

  Incorporates examples of factors from existing literature that should be considered in determining whether a debt security is other-than-temporarily impaired;

  Requires that an entity recognize noncredit losses on held-to-maturity debt securities in other comprehensive income and amortize that amount over the remaining life of the security in a prospective manner by offsetting the recorded value of the asset unless the security is subsequently sold or there are additional credit losses;

  Requires an entity to present the total other-than-temporary impairment in the statement of earnings with an offset for the amount recognized in other comprehensive income; and

  When adopting FSP FAS 115-2 and FAS 124-2, an entity is required to record a cumulative-effect adjustment as of the beginning of the period of adoption to reclassify the noncredit component of a previously recognized other-than-temporary impairment from retained earnings to accumulated other comprehensive income if the entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery.

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company does not expect the standard to have any impact on the consolidated financial statements.

The FASB has issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information.

This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. Under this FSP, a publicly traded company shall include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. In addition, an entity shall disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by Statement 107.

FSP 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. The Company will adopt the standard as required for the 2nd quarter 2009 10-Q. The Company does not expect the standard to have a significant impact on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
 (Dollars in thousands, except per share data)

(2) Recent Financial Accounting Pronouncements- Continued

The FASB has issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends the guidance in FASB Statement No. 141 (Revised December 2007), Business Combinations, to:

  Require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with FASB Statement No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) No. 14, Reasonable Estimation of the Amount of a Loss. Further, the FASB decided to remove the subsequent accounting guidance for assets and liabilities arising from contingencies from Statement 141R, and carry forward without significant revision the guidance in FASB Statement No. 141, Business Combinations.

  Eliminate the requirement to disclose an estimate of the range of outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB decided to require that entities include only the disclosures required by Statement 5 and that those disclosures be included in the business combination footnote.

  Require that contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be treated as contingent consideration of the acquirer and should be initially and subsequently measured at fair value in accordance with Statement 141R.

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). The Company does not expect the standard to have any impact on the consolidated financial statements.

(3) Earnings Per Common Share

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares-basic	9,507,000	9,432,000
Effect of dilutive securities: stock awards	20,000	82,000
Weighted average common shares-diluted	9,527,000	9,514,000

At March 31, 2009 and 2008, there were options to purchase 243,456 and 165,703 shares of common stock outstanding, respectively. For the three months ended March 31, 2009, 219,720 of stock options and 492,164 of TARP CPP stock warrants were antidilutive (the exercise price of antidilutive stock options is higher than the current market price), and therefore not included in the computation of diluted net income per share.

(4) Stock-Based Compensation

(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant using the Black Scholes option pricing model. There were no options granted during the three months ended March 31, 2009.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2009 and 2008, the Company recognized $47 and $32, respectively, in stock-based compensation expense as a component of salaries and benefits. As of March 31, 2009, there was approximately $429 of total unrecognized compensation cost related to nonvested stock awards which is expected to be recognized over a weighted-average period of 2.41 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
 (Dollars in thousands, except per share data)

(4) Stock-Based Compensation- (Continued)

The following table summarizes information on stock option activity during 2009:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2009	254,214	$9.87		$95
Granted	—	—
Exercised	(7,436)	5.06
Forfeited, expired or cancelled	(3,322)	11.63
Outstanding at March 31, 2009	243,456	$9.99	7.54	$82
Exercisable at March 31, 2009	73,027	$8.05	4.43	$82

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2009. This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.

The following table summarizes information on restricted stock activity during 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	10,283	$13.19	1.69
Granted	—	—
Vested	(2,251)	11.14
Forfeited, expired or cancelled	(283)	12.43
Outstanding at March 31, 2009	7,749	$13.81	1.58

For the three months ended March 31, 2009 and 2008 the Company recognized $13 and $42, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of March 31, 2009, there was $72 of total unrecognized compensation costs related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.73 years.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees and directors. Recipients of restricted stock units are ineligible to receive dividends, with respect to such shares, until the shares have vested. The recipients receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
 (Dollars in thousands, except per share data)

(4) Stock-Based Compensation- (Continued)

The following table summarizes information on restricted stock unit activity during the three months ended March 31, 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	18,711	$15.97
Granted	12,000	8.22
Vested	(2,400)	15.95
Forfeited, expired or cancelled	(192)	15.98
Outstanding at March 31, 2009	28,119	$12.66	2.59

For the three months ended March 31, 2009 and 2008 the Company recognized $28 and $21, respectively, in restricted stock units compensation expense as a component of salaries and benefits. As of March 31, 2009, there was $293 of total unrecognized compensation costs related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 2.68 years.

(5) Preferred Stock

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Trouble Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

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

In February 2009, following passage of the American Recovery and Reinvestment act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the preferred stock, however prior approval of the Company’s primary regulator is required.

The preferred stock is not subject to any contractual restrictions on transfer. The holders of the preferred stock have no general voting rights, and have only limited class voting rights including, authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock. If dividends on the preferred stock are not paid in full for six dividend periods, whether or not consecutive, the preferred stock holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The preferred stock is not subject to sinking fund requirements and has no participation rights.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
 (Dollars in thousands, except per share data)

(5) Preferred Stock- (Continued)

On January 13, 2009, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation setting the specific terms and conditions of the preferred stock and designating such shares as the Series A Preferred Stock. The amendment was filed with the Secretary of State of the State of Washington on January 13, 2009.

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

In February 2009, the Board declared and the Company paid the first quarterly dividend, which was payable February 17, 2009. As of March 31, 2009, no dividends on the preferred stock were in arrears.

(6) Stock Warrants

On January 16, 2009, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain customary anti-dilution and other adjustments. The warrants issued are immediately exercisable, in whole or in part, and have a ten year term. The warrants are not subject to any other contractual restrictions on transfer. The Company has granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and have agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants. The holders of the warrants are not entitled to any common stockholder rights. The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance in accordance with APB opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the warrants is different than the estimated fair value of the warrants as of the grant date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
(Dollars in thousands, except per share data)

The following assumptions were used to determine the fair value of the warrants as of the grant date:

Dividend yield	5.00%
Expected life (years)	10.0
Expected volatility	49.56%
Risk-free rate	2.80%
Fair value per warrant at grant date	$3.27
Relative fair value per warrant at grant date	$3.49

(7) Fair Value Measurements

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

Investments in debt and equity securities: When available, the Company uses quoted market prices to determine the fair value of investment securities. These investments are included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and comprise the Company’s portfolio of U.S. agency securities, municipal bonds and other corporate bonds.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
(Dollars in thousands, except per share data)

Other real estate owned: Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value is included in the nonrecurring basis table below.

FAS No. 157, Fair Value Measurements, Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

The following table presents the Company’s assets measured at fair value on a recurring basis for the period ending March 31, 2009:

	Period Ended March 31, 2009:
	Level 1	Level 2	Level 3	Total
Investment securities	—	20,481	—	20,481
Total	$—	$20,481	$—	$20,481

FAS No. 157, Fair Value Measurements, Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis: The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described previously in this Note. For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at period end.

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the period ending March 31, 2009:

	Period Ended March 31, 2009:
					Total losses
	Carrying value at period end				for period
	Level 1	Level 2	Level 3	Total	ended
Impaired loans (1)	$—	$—	$7,567	$7,567	$(907)
Other real estate owned (2)	—	—	1,799	1,799	(120)
Total	$—	$—	$9,366	$9,366	$(1,027)
(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as other real estate owned.

(8) Subsequent Events

On April 23, 2009, the Company announced that its Board of Directors declared a cash dividend of $0.065 per common share to shareholders of record as of May 5, 2009, payable on May 20, 2009.

(9) Commitments and Guarantees

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2009. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of March 31, 2009. As of March 31, 2009, the commitments under these agreements were $1,959.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Three months ended March 31, 2009 and 2008 (unaudited)
 (Dollars in thousands, except per share data)

At March 31, 2009, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,000 at March 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and adequacy of the allowance for loan losses, and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar meaning are intended in part to help identify forward-looking statements. Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; and (5) the ability to realize efficiencies expected from investment in personnel and infrastructure. However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations. In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

Summary of Critical Accounting Policies

Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 as filed in Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 as filed in Form 10-K.

Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2008 as filed in Form 10-K.

Results of Operations Overview

The Company’s net income available to common shareholders decreased to $1.2 million or $0.13 per diluted share, in the first quarter of 2009, compared with $2.3 million or $0.25 per diluted share in the first quarter of 2008. The decrease in net income was principally attributable to a $1.4 million increase in provision for loan losses, from the same period in 2008 and the accrual of $359,000 in preferred dividends on preferred stock issued to the U.S. Treasury under the TARP program. The decreases were partially offset by increases in noninterest income and decreases in noninterest expense.

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

  The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

  The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

  The volume of noninterest-earning assets;

  Market interest rate fluctuations; and,

  Nonaccrual loans

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	March 31, 2009			March 31, 2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Loans (1)(2)	$825,694	$13,107	6.44%	$811,128	$15,490	7.68%
Federal funds sold	3,565	2	0.25%	266	2	2.90%
Interest-earning cash	307	—	0.01%	282	3	3.70%
Investments:
Taxable	13,522	136	4.08%	9,717	110	4.57%
Non-taxable (2)	8,012	100	5.04%	5,266	75	5.69%

Interest-earning assets	851,100	13,345	6.36%	826,659	15,680	7.63%
Noninterest-earning assets	53,337			53,623
Total assets	$904,437			$880,282

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and
money market	$260,298	$566	0.88%	$271,268	$1,351	2.00%
Savings	41,914	26	0.25%	41,928	51	0.49%
Time deposits	354,686	2,927	3.35%	336,955	3,893	4.65%
Interest-bearing deposits	656,898	3,519	2.17%	650,151	5,295	3.28%
Federal funds purchased	2,086	4	0.82%	18,581	176	3.80%
Junior subordinated debentures	25,774	224	3.52%	25,774	405	6.32%
Other borrowed funds	21,556	129	2.43%	15,495	129	3.34%
Interest-bearing liabilities	706,314	3,876	2.23%	710,001	6,005	3.40%
Noninterest-bearing deposits	93,908			92,527
Other noninterest-bearing liabilities	1,336			3,490
Total liabilities	801,558			806,018
Shareholders’ equity	102,880			74,264
Total liabilities and
shareholders’ equity	$904,437			$880,282

Net interest income		$9,469			$9,675

Net interest spread			4.13%			4.23%
Net interest margin			4.51%			4.71%

(1)	Average balance includes nonaccrual loans.
(2)

Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35.0% and 35.0% in 2009 and 2008, respectively. These adjustments were $140 and $152 for the three months ended March 31, 2009 and 2008, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Net interest income on a taxable-equivalent basis totaled $9.5 million at March 31, 2009 compared with $9.7 million during the first quarter of 2008. Changes in net interest income during the year were principally caused by an increase in average interest-earning assets due to strong loan growth, coupled with a decrease in rates paid on average interest-bearing liabilities.

The Company’s yields were impacted due to the changing interest rate environment. The yield on interest-earning assets was 6.36% for the first quarter of 2009, a decrease of 127 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. The large majority of the Company’s variable rate loans did not have interest rate floors in place during 2008. The Company is currently implementing interest rate floors on its variable rate loans when they renew. The yield on interest-bearing liabilities was 2.23%, a decrease of 118 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits, lower interest rates on short term borrowings, and lower interest rates on the Company’s junior subordinated debentures.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.51% for the first quarter of 2009, a decrease of 20 basis points as compared to the same period in 2008. The decrease in net interest margin in the first quarter of 2009 resulted from the increase in average interest-earning assets, coupled with a decrease in net interest income.

The following table shows how changes in yields or rates and average balances affected net interest income for the first quarters of 2009 and 2008:

	Three Months Ended
	March 31,
	2009 vs. 2008
	Increase (decrease) due to(2):
	Volume		Rate		Total
Assets:
Loans (1)(3)	$299		$(2,682)		$(2,383)
Federal funds sold	—		—		—
Interest-bearing cash	—		(3)		(3)
Investments (1)	68		(17)		51
Total interest earning assets	366		(2,702)		(2,335)
Liabilities:
Deposits:
Interest demand and money market	(53)		(732)		(785)
Savings	—		(25)		(25)
Time deposits	224		(1,190)		(966)
Interest on other borrowed funds	(92)		(80)		(172)
Junior subordinated debentures	—		(181)		(181)
Other interest-bearing liabilities	—		—		0
Total interest-bearing liabilities	79		(2,208)		(2,129)
Total increase (decrease) in net interest income	$287	$	(494)	$	(206)

(1)	Interest on loans and investments is presented on a fully tax-equivalent basis.
(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the first quarter of 2009, the provision for loan losses increased 139% to $2.5 million, compared with $1.0 million in the same period in 2008. Changes in the provision were due to higher net charge-offs of $1.4 million in the first quarter of 2009, compared with $747,000 in the same period in 2008 and continued loan portfolio growth and internal downgrades of credits within the portfolio. At March 31, 2009, the allowance for loan losses as a percent of total loans was 1.61% as compared to 1.40% for the same period in 2008.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products consisting primarily of annuity sales, investment service fees, and income from the Company’s Bank Owned Life Insurance (“BOLI”). The following table presents the key components of noninterest income:

Noninterest Income as of:

	Periods Ended March 31,		Change
(Dollars in thousands)	2009	2008	2009 vs. 2008
Service charges and fees	$858	$726	$132
Electronic banking income	310	314	(4)
Investment products	170	129	41
Bank owned life insurance	94	101	(7)
Income from sale and servicing of SBA loans	18	144	(126)
Income from sale of mortgage loans	270	90	180
Other income	283	291	(8)
Total noninterest expense	$2,003	$1,795	$208

The changes in noninterest income in the first quarter of 2009 compared to 2008 were related to the following areas:

  Service charges and fees increases are principally attributable to a change in service charges instituted in October of 2008. The full impact of this change is reflected in the income in the first quarter of 2009.

  Income from the sale and servicing of SBA loans decreased due to lower volumes of SBA loan originations. Additionally, the Company did not sell SBA loans during the first quarter of 2009 due to unfavorable premiums for SBA loans in the secondary financial market.

  Income from the sale of loans increased due to strong refinancing activity during the first quarter of 2009. Additionally, income from the same period in 2008 was negatively impacted by the proposed merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale on the secondary market was to be closed by April 2008.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The Company continued to successfully manage noninterest expense during the first quarter of 2009 and the same period in 2008. The Company’s efficiency ratio was at 57.07% at March 31, 2009 as compared to 59.98% at March 31, 2008.

The following table presents the key components of noninterest expense:

Noninterest Expense as of:
	Periods Ended March 31		Change
(Dollars in thousands)	2009	2008	2009 vs. 2008
Salaries and benefits	$4,019	$4,552	$(533)
Less: loan origination costs	(595)	(562)	(33)
Net salaries and benefits (as reported)	3,424	3,990	(566)
Occupancy expense	1,033	949	84
Consulting and professional fees	278	215	63
Data processing	131	161	(30)
Office supplies and printing	171	119	52
FDIC premiums	147	123	24
OREO & Repossession Expense	202	29	173
Other	1,160	1,293	(133)
Total noninterest expense	$6,546	$6,879	$(333)

The changes in noninterest expense in the first quarter of 2009 compared to 2008 were related to the following areas:

  Salaries and benefits decreased due to management’s decision not to accrue a bonus for 2009 and to implement a salary freeze in 2009 for all exempt positions. During the same period the number of full time equivalent employees (FTEs) decreased to 263 at March 31, 2009 from 270 at March 31, 2008. FTE’s decreased between the two periods due to a number of employees leaving subsequent to the announcement of the proposed merger with Frontier Financial Corporation. However, the Company believes that staffing levels are adequate for continuing operations.

  FDIC premiums had a minimal increase as compared between the two periods. However, in February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. Assessment rates in 2008, for well capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 will range from $0.12 to $0.16 per $100 of deposits annually. The Company anticipates its FDIC premiums to double in 2009.

  OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles. The increase in expense during the first quarter of 2009 is primarily related to repairs on several OREO properties in preparing them for sale.

Income Taxes: The Company’s consolidated effective tax rates for the first quarters of 2009 and 2008 were 32.62% and 31.53%, respectively. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

During the first quarter of 2009, the Company focused on maintaining its loan portfolio and deposit funding base. Loans at March 31, 2009 grew 1.7% to $829.1 million compared to $814.9 million at March 31, 2008. Deposits at March 31, 2009 increased 2.3% to $763.0 million compared to $745.8 million at March 31, 2008. Shareholders’ equity increased $27.2 million to $107.7 million at March 31, 2009, with the issuance of $26.4 million of preferred stock to the U.S. Treasury Department.

Loans: During the first quarter of 2009, loans, excluding net deferred loan costs, increased $6.1 million to $826.5 million compared to $820.4 million at December 31, 2008. During the first quarter of 2009, real estate mortgages and commercial loans were the primary source of growth, adding an additional $14.4 million in loans. This increase was offset by decreases in the Company construction and indirect consumer loan portfolios. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of managing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.

The following table further details the major components of the loan portfolio:

Loan Portfolio Composition as of:
	March 31, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2009 vs. 2008
Commercial	$98,503	11.9%	$94,522	11.5%	$3,981
Real estate mortgages:
One-to-four family residential	61,946	7.5%	58,099	7.1%	3,847
Commercial	334,236	40.5%	327,704	40.0%	6,532
Total real estate mortgages	396,182	48.0%	385,803	47.1%	10,379
Real estate construction:
One-to-four family residential	93,587	11.3%	101,022	12.3%	(7,435)
Multi-family and commercial	44,206	5.3%	44,401	5.4%	(195)
Total real estate construction	137,793	16.6%	145,423	17.7%	(7,630)
Consumer:
Indirect	106,139	12.9%	108,266	13.2%	(2,127)
Direct	87,877	10.6%	86,364	10.5%	1,513
Total consumer	194,016	23.5%	194,630	23.7%	(614)
Subtotal	826,494	100.0%	820,378	100.0%	6,116
Less: allowance for loan losses	(13,323)		(12,250)		(1,073)
Deferred loan fees, net	2,648		2,690		(42)
Total loans, net	$815,819		$810,818		$5,001

Credit Risks and Asset Quality

Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management.

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and other real estate owned. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. The following table summarizes the Company’s nonperforming assets:

Nonperforming Assets as of:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Nonaccrual loans	$8,474	$1,918
Restructured loans	—	—
Total nonperforming loans	8,474	1,918
Other real estate owned	1,799	2,226
Total nonperforming assets	$10,273	$4,144
Total impaired loans	$8,474	$1,918
Accruing loans past due > 90 days	—	1
Potential problem loans(1)	1,031	5,168
Allowance for loan losses	$13,323	$12,250
Interest foregone on nonaccrual loans	190	118
Nonperforming loans to loans	1.02%	0.23%
Allowance for loan losses to loans	1.61%	1.49%
Allowance for loan losses to nonperforming loans	157.22%	638.67%
Nonperforming assets to total assets	1.12%	0.46%

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

  Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and are adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. The adjustments to historical loss rates are a result of our judgment about risks inherent in the portfolio, economic uncertainties, historical loss experience relative to current trends, and other subjective factors. Other considerations include: economic and business conditions that impact our portfolio, loan growth, depth and skill level of lending staff, the interest rate environment, findings from our internal credit review, and bank regulatory examination results.

  Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance, which may change from period to period. Effective January 1, 2009, the Company allocates the credit risk to each loan category and no longer maintains an unallocated allowance for purposes of the table presentation below. In prior years, the unallocated portion of the allowance was associated with the portfolio as a whole, rather than with an individual loan type and was categorized as unallocated.
  The following table shows the allocation of the allowance for loan losses, by loan type:

		Allocation of the Allowance for Loan Losses as of:
	March 31, 2009			December 31, 2008			March 31, 2008
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$1,282	9.6%	11.9%	$1,124	9.2%	11.5%	$1,065	9.3%	13.0%
Real estate mortgage	6,075	45.6%	47.9%	5,426	44.3%	47.1%	4,371	38.3%	45.1%
Real estate construction	2,372	17.8%	16.7%	2,258	18.4%	17.7%	1,871	16.4%	17.7%
Consumer	3,594	27.0%	23.5%	3,313	27%	23.7%	2,886	25.3%	24.2%
Unallocated	N/A	N/A	N/A	129	1.1%	N/A	1,211	10.7%	N/A
Total	$13,323	100%	100%	$12,250	100%	100%	$11,404	100%	100%

(1)	Represents the total of all outstanding loans in each category as a percent of total loans outstanding.
(2)	Represents the total allowance allocated to each loan category as a percent of total allowance for loan losses.

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

Net Loan Charge-Offs as of:
	Three Months Ended
	March 31,
(Dollars in thousands)	2009	2008
Balance at beginning of period	$12,250	$11,126
Charge-offs:
Commercial	(208)	(449)
Real estate	(722)	(20)
Consumer:
Direct	(202)	(191)
Indirect	(649)	(362)
Total charge-offs	(1,781)	(1,022)
Recoveries:
Commercial	137	55
Real estate	34	2
Consumer:
Direct	29	47
Indirect	204	171
Total recoveries	404	275
Net charge-offs	(1,377)	(747)
Provision for loan losses	2,450	1,025
Balance at end of period	$13,323	$11,404

Indirect net charge-offs to average indirect loans (1)	1.68%	0.68%
Other net charge-offs to average other loans (1)	0.53%	0.32%
Net charge-offs to average loans (1)	0.68%	0.37%

(1) Excludes loans held for sale.

Deposits: Total deposits in the first three months of 2009 increased $15.8 million to $763.0 million at quarter end as compared to $747.2 million at December 31, 2008. The following table further details the major components of the deposit portfolio:

Deposit Composition as of:
	March 31, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2009 vs. 2008
Noninterest-bearing demand	$98,563	12.9%	$91,482	12.2%	$7,081
NOW accounts	124,736	16.3%	119,115	15.9%	5,621
Money market	142,176	18.6%	143,855	19.3%	(1,679)
Savings	43,024	5.6%	41,161	5.5%	1,863
Time deposits	354,490	46.5%	351,546	47.1%	2,944
Total deposits	$762,989	100%	$747,159	100%	$15,830

On January 27, 2009, the Company received notice from the Washington State Treasurer, that the Company would be required to pay a pro rata assessment of $114,000 to cover losses related to uninsured public deposits of a recently failed bank. The Company currently participates in a program where qualified commercial banks may accept public funds and pledge collateral representing 10.0% of the public funds accepted. Under the 1969 Washington State law, all banks participating in the program are required to cover losses related to uninsured public deposits. This is the first instance of the payment by participating banks in the law's thirty nine year history.

Currently, the Washington State Office of the Treasurer is reviewing the public deposit program and proposing new collateral requirements whereby all public deposits would have pledged collateral of 100.0% by June 30, 2009. The Company had $32.3 million and $49.2 million in public deposits at March 31, 2009 and December 31, 2008, respectively. Under the new proposed collateral requirements, at March 31, 2009 the Company had approximately $21.0 million in public deposits which were under collateralized. The Company is currently assessing this issue and preparing a plan to meet the new collateral requirements by the June 30, 2009 deadline.

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

Wholesale Deposits as of:
	March 31, 2009		December 31, 2008
(Dollars in thousands)	Balance	% of Total	Balance	% of Total

Brokered time deposits	$7,500	16.4%	$10,000	20.5%
Mutual fund money market deposits	26,004	57.0%	26,002	53.4%
Certificate Deposits Account Registry System deposits	12,104	26.6%	12,727	26.1%
Total wholesale deposits	45,608	100.0%	48,729	100.0%

Wholesale deposits to total deposits	6.0%		6.5%

Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $7.5 million of the brokered time deposits mature in January 2010; the Company will evaluate alternate funding at maturity.

Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Currently, the Company anticipates limiting the growth of these types of deposits to approximately $25.0 million. The deposits are payable upon demand. As of April 30, 2009, the Company had reduced total outstanding balance to $21.0 million.

Certificate Deposit Account Registry System (“CDARS”) deposits are obtained through a broker and represent a reciprocal agreement, whereby the Company obtains a portion of time deposits from another financial institution, not to exceed $250,000 per customer. In return, the other financial institution obtains a portion of the Company’s time deposits. All CDARS deposits represent direct customer relationships with the Company, but for regulatory purposes are required to be classified as brokered deposits. Deposit maturities range between four weeks and twenty four months.

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

Borrowings: Total borrowings outstanding decreased to $45.8 million at March 31, 2009 compared to $67.4 million at December 31, 2008. The change in borrowings is attributable to a reduction of $10.0 million in other borrowings from the FHLB and $11.6 million in overnight borrowings. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

  FHLB Overnight Borrowings and Other Borrowed Funds: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At March 31, 2009 the Company had no outstanding overnight borrowings, and the following other borrowed funds totaling $20.0 million:

o	$10.0 million advance with a fixed interest rate of 0.89%, maturing in June 2009.
o	$10.0 million advance with a fixed interest rate of 3.71%, maturing in August 2010.

The Company had a remaining unused line of credit of $145.3 million, subject to certain collateral and stock requirements.

  Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of March 31, 2009. Available borrowings under these lines of credit totaled $60.0 million as of March 31, 2009.

  Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $27.2 million to $107.7 million at March 31, 2009 from $80.6 million at December 31, 2008. The increase in shareholders’ equity was due principally to the issuance of $26.4 million of preferred stock to the U.S. Treasury Department. These increases were offset by the payment of preferred stock dividends of $275,000 and common stock dividends of $620,000.

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of  $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock.

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

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2009 and December 31, 2008:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	March 31,	December 31,
	capitalized	capitalized	2009	2008
Total risk-based capital ratio
Company (consolidated)	8%	N/A	16.19%	13.23%
Whidbey Island Bank	8%	10%	16.01%	13.10%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	14.94%	11.98%
Whidbey Island Bank	4%	6%	14.76%	11.85%
Leverage ratio
Company (consolidated)	4%	N/A	14.66%	11.68%
Whidbey Island Bank	4%	5%	14.48%	11.54%

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $224,000 in the first quarter of 2009.

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $1.9 million for the first three months of 2009. Approximately $1.6 million was from net income from continuing operations, offset by $2.3 million decrease in other liabilities and a $2.5 million increase in provisions for loan losses. Net cash of $10.6 million was used in investing activities during the period, primarily for the funding of net loan growth of $7.6 million and the purchase of investment securities of $4.8 million. Net cash provided by financing activities was $19.7 million for the first three months of 2009. Cash from the issuance of preferred stock to the U.S. Treasury Department provided $26.4 million of additional cash during the period.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of March 31, 2009 and December 31, 2008, the Company’s commitments under letters of credit and financial guarantees amounted to $2.0 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2009, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2008. Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company's Form 10-K for year ended December 31, 2008 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. There have been no material changes in the Company’s risk factors from those disclosed in the 2008 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held at Oak Harbor, Washington at 9:00 a.m. on January 13, 2009. The total number of shares of common stock represented in person or by proxy at the meeting was 5,944,517 shares. This represented 63% of the 9,500,250 shares held by shareholders as of December 8, 2008 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

To approve an amendment to Article 3 of the Amended and Restated Articles of Incorporation of the Company to increase the authorized shares of preferred stock to 26,380 shares (from 20,000) and to designate all 26,380 shares of preferred stock as “Fixed Rate Cumulative Perpetual Preferred Stock, Series A” to be issued to the U.S. Department of the Treasury in exchange for $26,380,000. Passing the amendment was necessary for the Company to participate in the U.S. Treasury’s TARP Capital Purchase Program for public companies.

The proposal was approved with the following vote totals:
	For	Against	Abstain
Approval of the Proposal	5,608,281	320,687	15,549

Item 5. Other Information
(a)	Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits

Exhibits
3.1 (a)	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s form SB-2 (Registration No. 333-49925) filed April 10, 1998)
3.1 (b)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.2 to the Registrant’s form SB-2 (Registration No. 333-49925) filed April 10, 1998)
3.1 (c)	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8K filed January 20, 2009)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.2	Form of Stock Certificate for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8K filed January 20, 2009)
4.3	Warrant to purchase up to 492,164 shares of common stock, issued January 16, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8K filed January 20, 2009)
10.1	Letter Agreement, dated January 16, 2009, including Securities Purchase Agreement – Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8K filed January 20, 2009)
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: May 8, 2009	By /s/ John L. Wagner
John L. Wagner President and Chief Executive Officer

Date: May 8, 2009	By /s/ Richard A. Shields
Richard A. Shields Executive Vice President and Chief Financial Officer