Form 10-Q
period 2009-06-30
WASHINGTON BANKING CO
filed 2009-08-10
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
 [X] Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 2009

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from  ______ to _____

Commission File Number 000-24503

WASHINGTON BANKING COMPANY
(Exact name of registrant as specified in its charter)

Washington	91-1725825
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

435 E George Hopper Road
 Burlington, Washington 98233
 (Address of principal executive offices) (Zip Code)

(360) 679-3121
(Registrant’s telephone number, including area code)

450 SW Bayshore Dr., Oak Harbor, WA  98277
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

Large accelerated filer [  ]      Accelerated filer [X]      Non-Accelerated filer [  ]   Smaller reporting company [    ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes [  ] No [X ]

The number of shares of the issuer’s Common Stock outstanding at August 1, 2009 was 9,546,565.

	Table of Contents
	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition -
	June 30, 2009 and December 31, 2008	1

	Condensed Consolidated Statements of Income -
	Three and Six Months Ended June 30, 2009 and 2008	2

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income -
	Six Months Ended June 30, 2009 and 2008	3

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2009 and 2008	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information
Item 6.	Exhibits	31

	Signatures	32

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

 WASHINGTON BANKING COMPANY
 AND SUBSIDIARIES
 Condensed Consolidated Statements of Financial Condition (unaudited)
 (Dollars in thousands, except per share data)

	June 30,	December 31,
Assets	2009	2008
Cash and due from banks	$22,403	$13,609
($2,942 and $3,496, respectively, are restricted)
Interest-bearing deposits	1,275	381
Federal funds sold	12,395	—
Total cash, restricted cash, and cash equivalents	36,073	13,990
Investment securities available for sale	31,740	17,798

Federal Home Loan Bank stock	2,430	2,430
Loans held for sale	4,385	2,896

Loans receivable	820,776	823,068
Allowance for loan losses	(14,770)	(12,250)
Total loans, net	806,006	810,818
Premises and equipment, net	25,527	24,971
Bank owned life insurance	17,028	16,822
Other real estate owned	2,599	2,226
Other assets	8,865	7,680
Total assets	$934,653	$899,631

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$103,226	$91,482
Interest-bearing	321,758	304,131
Time deposits	362,640	351,546
Total deposits	787,624	747,159
FHLB overnight borrowings	—	11,640
Other borrowed funds	10,000	30,000
Junior subordinated debentures	25,774	25,774
Other liabilities	3,329	4,498
Total liabilities	826,727	819,071
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, no par value. 26,380 shares authorized
Series A (Liquidation preference $1,000 per shares); and
outstanding at 6/30/09: 26,380 and none in 2008.	24,827	—
Common stock, no par value. Authorized 13,679,757 shares:
issued and outstanding 9,538,899 at 6/30/2009 and
9,510,007 at 12/31/2008	35,456	33,701
Retained earnings	47,527	46,567
Accumulated other comprehensive income	116	292
Total shareholders’ equity	107,926	80,560
Total liabilities and shareholders’ equity	$934,653	$899,631

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
 AND SUBSIDIARY
 Condensed Consolidated Statements of Income (unaudited)
 (Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$13,244	$14,383	$26,245	$29,744
Interest on taxable investment securities	141	96	277	206
Interest on tax exempt investment securities	95	51	162	102
Other	8	3	10	8
Total interest income	13,488	14,533	26,694	30,060
Interest expense:
Interest on deposits	3,386	4,542	6,905	9,837
Interest on other borrowings	114	359	247	663
Interest on junior subordinated debentures	180	284	404	689
Total interest expense	3,680	5,185	7,556	11,189
Net interest income	9,808	9,348	19,138	18,871
Provision for loan losses	3,000	1,050	5,450	2,075
Net interest income after provision for loan losses	6,808	8,298	13,688	16,796
Noninterest income:
Service charges and fees	853	711	1,711	1,437
Electronic banking income	348	347	658	661
Investment products	161	39	331	167
Bank owned life insurance income	112	121	205	222
Income from the sale of mortgage loans	301	51	570	141
Income from sale of SBA loans and servicing	16	45	33	189
Other	282	324	568	615
Total noninterest income	2,073	1,638	4,076	3,432
Noninterest expense:
Salaries and benefits	3,437	3,798	6,861	7,788
Occupancy and equipment	1,071	902	2,104	1,851
Office supplies and printing	207	120	378	240
Data processing	146	153	277	314
Consulting and professional fees	211	147	489	362
Other	2,115	1,208	3,625	2,653
Total noninterest expense	7,187	6,328	13,734	13,208
Income before provision for income taxes	1,694	3,608	4,030	7,020
Provision for income taxes	463	1,187	1,225	2,262
Net income before preferred dividends	1,231	2,421	2,805	4,758
Preferred stock dividends and discount accretion	413	—	772	—
Net income available to common shareholders	$818	$2,421	$2,033	$4,758

Net income available per common share, basic	$0.09	$0.25	$0.21	$0.50

Net income available per common share, diluted	$0.09	$0.25	$0.21	$0.50

Average number of common shares outstanding, basic	9,530,000	9,464,000	9,513,000	9,445,000
Average number of common shares outstanding, diluted	9,552,000	9,519,000	9,535,000	9,511,000

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
 AND SUBSIDIARY
 Condensed Consolidated Statements of Shareholders’ Equity and
 Comprehensive Income (unaudited)
 (Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders’
	amount	Shares	Amount	earnings	income (loss)	equity
Balances at December 31, 2007	$—	9,454	$32,812	$40,652	$106	$73,570
Comprehensive income:
Net income	—	—	—	4,758	—	4,758
Net unrealized loss on securities
available for sale, net of tax of $(3)	—	—	—	—	(4)	(4)
Total comprehensive income	—	—	—	—	—	4,754
Cash dividend, $0.125 per share	—	—	—	(1,184)	—	(1,184)
Stock-based compensation expense	—	—	184	—	—	184
Exercise of common stock- stock options	—	32	172	—	—	172
Issuance of restricted stock	—	3	—	—	—	—
Cancellation of restricted stock	—	(1)	—	—	—	—
Tax benefit associated with stock awards	—	—	40	—	—	40
Balances at June 30, 2008	$—	9,488	$33,208	$44,226	$102	$77,536

Balances at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	—	—	—	2,805	—	2,805
Net unrealized loss on securities
available for sale, net of tax of $(94)	—	—	—	—	(176)	(176)
Total comprehensive income	—	—	—	—	—	2,629
Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrants to U.S. Treasury	—	—	1,720	—	—	1,720
Preferred stock dividends and discount
accretion	167	—	(167)	(606)	—	(606)
Cash dividend, $0.13 per share	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	157	—	—	157
Exercise of common stock- stock options	—	30	41	—	—	41
Cancellation of restricted stock	—	(1)	—	—	—	—
Tax benefit associated with stock awards	—	—	4	—	—	4
Balances at June 30, 2009	$24,827	9,539	$35,456	$47,527	$116	$107,926

 See accompanying notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY
 AND SUBSIDIARY
 Condensed Consolidated Statements of Cashflows (unaudited)
 (Dollars in thousands)

	Six Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$2,805	$4,758
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion (amortization) of investment discounts, net	10	(6)
Depreciation and amortization	884	893
Earnings on bank owned life insurance	(206)	(222)
Provision for loan losses	5,450	2,075
Net gain on sale of premises and equipment	(57)	—
Net gain on sale of other real estate	(21)	(88)
Write-downs of other real estate	200	134
Amortization of stock-based compensation	157	184
Excess tax benefit from stock-based compensation	(4)	(40)
Net change in assets and liabilities:
Net (increase) decrease in loans held for sale	(1,489)	1,785
Decrease (increase) in other assets	(983)	353
Decrease in other liabilities	(1,168)	(392)
Cash provided by operating activities:	5,578	9,434
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(18,224)	(498)
Purchase of Federal Home Loan Bank Stock	—	(896)
Maturities/calls/principal payments of investment and
mortgage - backed securities, available for sale	4,002	3,019
Net increase in loan originations, net of principal collections recevied	(2,517)	(20,954)
Purchases of premises and equipment	(1,447)	(417)
Proceeds from the sale of other real estate owned	1,287	796
Cash flows used by investing activities	(16,899)	(18,950)
Cash flows from financing activities:
Net increase (decrease) in deposits	40,464	(25,486)
Gross payments on other borrowed funds	(20,000)	—
New borrowings on other borrowed funds	—	30,000
Net increase (decrease) in FHLB overnight borrowings	(11,640)	13,500
Dividends paid on common stock	(1,239)	(1,184)
Dividends paid on preferred stock	(606)	—
Excess tax benefits from stock-based compensation	4	40
Proceeds from issuance of preferred stock	26,380	—
Proceeds from exercise of common stock- stock options	41	172
Cash provided by financing activities	33,404	17,042
Net change in cash and cash equivalents	22,083	7,526
Cash and cash equivalents at beginning of period	13,990	19,052
Cash and cash equivalents at end of period	$36,073	$26,578
Supplemental information:
Loans foreclosed and transferred to other real estate owned	$1,879	$600
Cash paid for interest	7,550	11,114
Cash paid for income taxes	1,400	2,352
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2009, WBCO had two wholly-owned subsidiaries –Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through August 6, 2009, the date the financial statements were available to be issued.  In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made.  These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation.  The results for interim periods are not necessarily indicative of results for the full year or any other interim period.  Certain reclassifications of prior period amounts have been made to conform with current classifications.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(2) Recent Financial Accounting Pronouncements- (Continued)

FSP FAS 157-4 must be applied prospectively and retrospective application is not permitted. FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 157-4 must also early adopt FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The Company adopted FSP FAS 157-4 commencing with the three month period ending June 30, 2009, and does not expect the standard to have any material impact on the consolidated financial statements.

The FASB has issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP:

  Changes existing guidance for determining whether an impairment is other-than-temporary to debt securities;

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

FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. The Company adopted FSP FAS 115-2 and FAS 124-2 commencing with the three month period ending June 30, 2009, and does not expect the standard to have any material impact on the consolidated financial statements.

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

FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. However, an entity may early adopt these interim fair value disclosure requirements only if it also elects to early adopt FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2. The Company adopted the standard as required for the 2nd quarter 2009 10-Q. The Company does not expect the standard to have a significant impact on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
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

This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (i.e., January 1, 2009 for a calendar year-end company). The Company does not expect the standard to have any material impact on the consolidated financial statements.

In May 2009, FASB issued SFAS No. 165, Subsequent Events.  SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements.  The statement requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  We adopted the provisions of SFAS No. 165 for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company's consolidated financial statements.

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

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended		Six Months Ended
	2009	2008	2009	2008
Weighted average shares-basic	9,530,000	9,464,000	9,513,000	9,445,000
Effect of dilutive securities: stock awards	22,000	55,000	22,000	66,000
Weighted average shares-diluted	9,552,000	9,519,000	9,535,000	9,511,000

At June 30, 2009 and 2008, the following stock awards were antidilutive and therefore not included in the computation of diluted net income per share.

	Three Months Ended		Six Months Ended
Stock awards not included in diluted earnings per share:	2009	2008	2009	2008
Antidilutive TARP CPP stock warrants	492,164	—	492,164	—
Antidilutive stock awards	204,523	95,689	212,420	83,908
Total antidilutive stock awards	696,687	95,689	704,584	83,908

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(4) Stock-Based Compensation

(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. There were no options issued during the six months ended June 30, 2009. The weighted average fair value per share of options granted during the six months ended June 30, 2008 was $2.82 per share. The following assumptions were used in arriving at the fair value of options granted:

	Six Months Ended
	June 30,
	2009	2008
Risk-free interest rate	—	3.44%
Dividend yield rate	—	2.90%
Price volatility	—	40.50%
Expected life of stock options	—	5 years

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2009 and 2008 the Company recognized $90 and $64, respectively, in stock based compensation expense as a component of salaries and benefits. As of June 30, 2009, there was approximately $373 of total unrecognized compensation cost related to nonvested stock awards.

The following table summarizes information on stock option activity during 2009:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2009	254,214	$9.87
Granted	—	—
Exercised	(8,213)	5.01		$29
Forfeited, expired or cancelled	(7,467)	12.05
Outstanding at June 30, 2009	238,534	$9.97	7.29	$80

Exercisable at June 30, 2009	126,621	$9.23	6.09	$80

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2009. This amount changes based upon the fair market value of the Company’s stock.

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

The following table summarizes information on restricted stock activity during 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	10,071	$13.11
Granted	—	—
Vested	(3,437)	12.35
Forfeited, expired or cancelled	(1,486)	13.56
Outstanding at June 30, 2009	5,148	$13.48	1.43

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(4) Stock-Based Compensation (Continued)

For the six months ended June 30, 2009 and 2008 the Company recognized $23 and $79, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of June 30, 2009 there was $57 of total unrecognized compensation costs related to nonvested restricted stock.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees and directors. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during the six months ended June 30, 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	18,711	$13.25
Granted	12,000	5.48
Vested	(11,722)	6.18
Forfeited, expired or cancelled	(537)	15.98
Outstanding at June 30, 2009	18,452	$12.61	2.42

For the six months ended June 30, 2009 and 2008 the Company recognized $44 and $47, respectively, in restricted stock units compensation expense as a component of salaries and benefits. As of June 30, 2009, there was $204 of total unrecognized compensation costs related to nonvested restricted stock units.

(5) Preferred Stock

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, with a liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant ("Warrant") to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants registration rights to the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

The Series A Preferred Stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the Series A Preferred Stock; however, prior approval of the Company's primary regulator is required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(5) Preferred Stock- (Continued)

The Series A Preferred Stock is not subject to any contractual restrictions on transfer. The holders of the Series A Preferred Stock have no general voting rights, and have only limited class voting rights including, authorization or issuance of shares ranking senior to the Series A Preferred Stock,  any amendment to the rights of the Series A Preferred Stock, or any merger, exchange or similar transaction which would adversely affect the rights of the Series A Preferred Stock. If dividends on the Series A Preferred Stock are not paid in full for six dividend periods, whether or not consecutive, the Series A Preferred Stock holders will have the right to elect two directors. The right to elect directors will end when full dividends have been paid for four consecutive dividend periods. The Series A Preferred Stock is not subject to sinking fund requirements and has no participation rights.

On January 13, 2009, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation setting and designating the specific terms and conditions of the Series A Preferred Stock. The amendment was filed with the Secretary of State of the State of Washington on January 13, 2009.

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the Series A Preferred Stock and detachable Warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The Series A Preferred Stock and detachable Warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the Series A Preferred Stock’s carrying value is at a discount to the liquidation value or stated value. In accordance the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total Series A Preferred Stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

As of June 30, 2009, no dividends on the preferred stock were in arrears.

(6) Stock Warrant

On January 16, 2009, in connection with the issuance of the Series A Preferred Stock, the Company issued a warrant ("Warrant") to the U.S. Treasury to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain customary anti-dilution and other adjustments. The Warrant is immediately exercisable, in whole or in part, and has a ten year term. The Warrant is not subject to any other contractual restrictions on transfer. The Company has granted the Warrant holder piggyback registration rights for the Warrant and the common stock underlying the Warrant and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the Warrant and the common stock underlying the Warrant. The holder of the Warrant is not entitled to any common stockholder rights. The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the Warrant.

The Series A Preferred Stock and detachable Warrant were initially recognized based on their relative fair values at the date of issuance in accordance with APB opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. As a result, the value allocated to the Warrant is different than the estimated fair value of the Warrant as of the grant date. The following assumptions were used to determine the fair value of the Warrant as of the grant date:

Dividend yield	5.00%
Expected life (years)	10.0
Expected volatility	49.56%
Risk-free rate	2.80%
Fair value per warrant at grant date	$3.27
Relative fair value per warrant at grant date	$3.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements

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

  Financial Instrument: FAS No. 107 defines a financial instruments “as cash, evidence of an ownership interest in an entity, or a contract that both:

a.

Imposes on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity; and

b.

Conveys to that second entity a contractual right (1) to receive cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.”

             Financial instruments for the Company represent one of two categories:

1.	Assets: Consisting primarily of cash, short investments (interest bearing deposits, federal funds sold) securities and loans.
2.	Liabilities: Consisting primarily of deposits and various forms of borrowings (overnight borrowings, junior subordinated debentures, other term borrowings)

             The Company further defines these financial instruments in the determination of fair value section of this footnote.

FAS No.157 Fair Value Hierarchy:

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements- (Continued)

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

Bank Owned Life Insurance Assets: Fair values of insurance policies owned are based on the insurance contracts cash surrender value.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements- (Continued)

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

Off-Balance Sheet Items: Commitments to extend credit represent the principal category of off-balance sheet financial instruments. The fair value of these commitments is not material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

FAS No. 157, Fair Value Measurements, Assets and Liabilities Recorded at Fair Value on a Recurring Basis:

The following table presents the Company’s assets measured at fair value on a recurring basis for the year ending June 30, 2009:

		Period Ended June 30, 2009
	Level 1	Level 2	Level 3	Total
Investment securities	$—	$31,740	$—	$31,740
Total	$—	$31,740	$—	$31,740

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

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the period ending June 30, 2009:

	Period Ended June 30, 2009
					Total losses
	Carrying value at year end				for period
	Level 1	Level 2	Level 3	Total	ended
Impaired loans (1)	$—	$—	$6,875	$6,875	$(603)
Other real estate owned (2)	—	—	2,599	2,599	(195)
Total	$—	$—	$9,474	$9,474	$(798)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as other real estate owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements- (Continued)

FAS No. 107, Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates as of June 30, 2009, for financial instruments, as defined by FAS No. 107. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

In accordance with FAS No. 107, the Company has not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the premises and equipment, deferred taxes and other liabilities.

	June 30		December 31
	2009			2008
	Carrying	Estimated	Carrying		Estimated
	value	fair value	value		fair value
Financial assets:
Cash and cash equivalents	$22,403	$22,403	$13,609		$13,609
Interest-earning deposits	1,275	1,275	381		381
Federal funds sold	12,395	12,395	—		—
Investment securities- available for sale	31,740	31,740	17,798		17,798
FHLB Stock	2,430	2,430	2,430		2,430
Loans held for sale	4,385	4,385	2,896		2,896
Loans	820,776	820,556	823,068		822,840
Bank owned life insurance assets	17,028	17,028	16,822		16,822

Financial liabilities:
Deposits	787,624	792,666	747,159		752,249
FHLB overnight borrowings	—	—	11,640		11,640
Junior subordinated debentures	25,774	9,531	25,774		16,000
Other borrowed funds	10,000	10,300	30,000		30,399

(8) Subsequent Events

On July 24, 2009, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share to shareholders of record as of August 5, 2009, payable on August 20, 2009.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Six months ended June 30, 2009 and 2008 (unaudited)
(Dollars In Thousands, Except Per Share Data)

(9) Commitments and Guarantees

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2009. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of June 30, 2009. As of June 30, 2009 the commitments under these agreements were $1,989.

At June 30, 2009, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at June 30, 2009.

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

Results of Operations Overview

The Company’s net income available to common shareholders decreased to $818,000 or $0.09 per diluted share, in the second quarter of 2009, compared with $2.4 million or $0.25 per diluted share in the second quarter of 2008. The decrease in net income was principally attributable to a $2.0 million increase in provision for loan losses, from the same period in 2008, the accrual of $413,000 in preferred dividends on preferred stock issued to the U.S. Treasury under the TARP program, and a one time FDIC special assessment of $400,000.

The Company’s net income available to common shareholders for the first six months of 2009 decreased to $2.0 million or $0.21 per diluted share, compared with $4.8 million or $0.50 per diluted share for the same period last year. The decrease in net income was principally attributable to a $3.4 million increase in provision for loan losses, from the same period in 2008, the accrual of $772,000 in preferred dividends on preferred stock issued to the U.S. Treasury under the TARP program and a one time FDIC special assessment of $400,000.

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

  Market interest rate fluctuations; and,

  Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1)(2)	$830,591	$13,351	6.45%	$823,052	$14,499	7.09%
Federal funds sold	16,161	8	0.19%	252	1	2.05%
Interest-bearing cash	310	—	0.00%	378	2	2.46%
Investments
Taxable	16,763	141	3.37%	9,195	96	4.19%
Non-taxable (2)	11,003	141	5.15%	5,262	76	5.77%
Interest-earning assets	874,828	13,641	6.26%	838,139	14,674	7.04%
Noninterest-earning assets	55,104			52,858
Total assets	$929,932			$890,997

Liabilities and shareholders’ equity
Deposits:
Interest demand and
money market	$266,716	$568	0.85%	$253,850	$933	1.48%
Savings	44,284	28	0.25%	41,674	42	0.41%
Time deposits	361,857	2,790	3.09%	348,276	3,566	4.12%
Total interest-bearing deposits	672,857	3,386	2.02%	643,800	4,541	2.84%
Federal funds purchased	—	—	—	18,334	115	2.51%
Junior subordinated debentures	25,774	180	2.80%	25,774	284	4.43%
Other interest bearing liabilities	19,451	114	2.35%	30,000	245	3.28%
Total interest bearing liabilities	718,082	3,680	2.06%	717,908	5,185	2.91%
Noninterest-bearing deposits	100,179			93,191
Other liabilities	2,992			3,695
Total liabilities	821,253			814,794
Total shareholders’ equity	108,679			76,203
Total liabilities and shareholders’ equity	$929,932			$890,997

Net interest income /Spread	$9,961	4.20%	$9,489	4.14%
Credit for interest bearing funds		0.37%		0.42%
Net interest margin (2)		4.57%		4.55%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $153 and $140 for the three months ended June 30, 2009 and 2008, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Six Months Ended			Six Months Ended
	June 30, 2009			June 30, 2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1)(2)	$828,156	$26,459	6.44%	$817,090	$29,988	7.38%
Federal funds sold	9,898	10	0.20%	259	3	2.48%
Interest-bearing cash	308	—	—	330	5	2.99%
Investments
Taxable	15,350	277	3.64%	9,456	206	4.39%
Non-taxable (2)	9,317	241	5.22%	5,264	150	5.72%
Interest-earning assets	863,029	26,987	6.31%	832,399	30,352	7.33%
Non-earning assets	53,854			53,240
Total assets	$916,883			$885,639

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$263,525	$1,134	0.87%	$262,559	$2,283	1.75%
Savings	43,106	54	0.25%	41,801	93	0.45%
Time deposits	358,292	5,717	3.22%	342,615	7,460	4.38%
Total interest-bearing deposits	664,923	6,905	2.09%	646,975	9,837	3.06%
Federal funds purchased	1,037	4	0.82%	18,458	290	3.16%
Junior subordinated debentures	25,774	404	3.16%	25,774	689	5.37%
Other interest-bearing liabilities	20,497	243	2.39%	22,747	374	3.30%
Total interest-bearing liabilities	712,231	7,556	2.14%	713,954	11,189	3.15%

Noninterest-bearing DDA	97,061			92,859
Other liabilities	2,168			3,592
Total liabilities	811,460			810,405
Total equity	105,423			75,234
Total liabilities and shareholder’s equity	$916,883			$885,639

Net interest income /Spread		$19,431	4.17%		$19,163	4.18%
Credit for interest-bearing funds			0.37%			0.45%
Net interest margin (2)			4.54%			4.63%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $293 and $292 for the six months ended June 30, 2009 and 2008, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $10.0 million in the second quarter of 2009 compared with $9.5 million during the second quarter of 2008. Changes in net interest income during the second quarter of 2009 reflected a continued growth in average earning assets, average noninterest bearing deposits and deposit pricing discipline, offset by a decrease on the yield of loans.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.57% for the second quarter of 2009, compared to 4.55% for the same period in 2008. The change in net interest margin in the second quarter of 2009 resulted from a $36.7 million increase in average interest-earning assets, with approximately $15.9 million in minimal yielding federal funds sold and $13.3 million in low yielding investment securities.

Taxable-equivalent net interest income totaled $19.4 million in the first six months of 2009 compared with $19.2 million during the same period in 2008. Changes in net interest income during the first six months of 2009 reflected a continued growth in average earning assets, average noninterest bearing deposits and deposit pricing discipline, offset by a decrease on the yield of loans.

Net interest margin on a taxable-equivalent basis was 4.54% for the second quarter of 2009, compared to 4.63% for the same period in 2008. The change in net interest margin in the second quarter of 2009 resulted from a $30.6 million increase in average interest-earning assets, with approximately $9.6 million in low yielding federal funds sold. Additionally, the margin was impacted by a decrease in the rates charged on new loans and the repricing of variable rate loans. The large majority of the Company’s variable rate loans did not have interest rate floors in place during 2008. The Company is currently implementing interest rate floors on its variable rate loans when they renew.

The following table sets forth the changes in yields or rates and average balances affected net interest income:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:
Loans (1)(3)	$130	$(1,279)	$(1,149)	$422	$(3,952)	$(3,530)
Federal funds sold	7	—	7	7	—	7
Interest-bearing cash	—	(2)	(2)	—	(5)	(5)
Investments (1)
Taxable	59	(14)	45	98	(27)	71
Non-taxable (2)	73	(7)	66	104	(12)	92
Interest- earning assets	$269	$(1,302)	$(1,033)	$631	$(3,996)	$(3,365)

Liabilities:
Deposits:
Interest demand and money market	$49	$(414)	$(365)	$8	$(1,158)	$(1,150)
Savings	3	(17)	(14)	3	(42)	(39)
Time deposits	144	(921)	(777)	364	(2,107)	(1,743)
Total interest-bearing deposits	198	(1,368)	(1,170)	375	(3,307)	(2,932)

Fed funds purchased	(57)	(57)	(114)	(160)	(126)	(286)
Junior subordinated debentures	—	(104)	(104)	—	(285)	(285)
Other interest-bearing liabilities	(72)	(59)	(131)	(34)	(96)	(130)
Total interest-bearing liabilities	$67	$(1,572)	$(1,505)	$181	$(3,814)	$(3,633)

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

During the second quarter of 2009, the Company recorded a $3.0 million provision for loan losses compared to $1.1 million for the second quarter in 2008. Net charge-offs for second quarter of 2009 were $1.6 million, a $684,000 increase over the second quarter of 2008. Increases in net charge-offs were due to an increase in real estate loan charge-offs. At June 30, 2009, the allowance for loan losses as a percent of total loans was 1.80% as compared to 1.40% for the same period in 2008.

During the first six months of 2009, the Company recorded a $5.5 million provision for loan losses compared to $2.1 million in the same period in 2008. Changes in the provision were due to higher net charge-offs of $2.9 million in the first six months of 2009, compared with $1.6 million in the same period in 2008 and internal downgrades of loans within the portfolio. Increases in net charge-offs were due to an increase in real estate loan charge-offs.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix. The diversification of the noninterest income mix resulted primarily from the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees. The following table presents the key components of noninterest income:

		Noninterest Income as of:
	Three months Ended June 30,		Six months Ended June 30,		Three Month	Six Month
					Change	Change
(Dollars in thousands)	2009	2008	2009	2008
Service charges and fees	$853	$711	$1,711	$1,437	$142	$274
Electronic banking income	348	347	658	661	1	(3)
Investment products	161	39	331	167	122	164
Bank owned life insurance	112	121	205	222	(9)	(17)
Income from sale of SBA loans and servicing	16	45	33	189	(29)	(156)
Income from sale of mortgage loans	301	51	570	141	250	429
Other income	282	324	568	615	(42)	(47)
Total noninterest income	$2,073	$1,638	$4,076	$3,432	$435	$644

The changes in noninterest income in the second quarter of 2009 compared to 2008 were related to the following areas:

  Service charges and fees increases are principally attributable to a change in service charges instituted in October of 2008. The full impact of this change is reflected in the income in the second quarter of 2009.

  Investment products increases are due to increased customer demand for alternative investment products in the second quarter of 2009.

  Income from the sale of loans increased due to strong refinancing activity in 2009. Additionally, income from the same period in 2008 was negatively impacted by the proposed merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale on the secondary market was to be closed by April 2008.

The changes in noninterest income in the first six months of 2009 compared to 2008 were related to the following areas:

  Service charges and fees increases are principally attributable to a change in service charges instituted in October of 2008. The full impact of this change is reflected in the income in the first six months of 2009.

  Investment products increases are due to increased customer demand for alternative investment products in 2009.

  Income from the sale of SBA loans decreased due to lower volumes of SBA loan originations. Additionally, the Company did not sell SBA loans during the first six months of 2009 due to unfavorable premiums for SBA loans in the secondary financial market.

  Income from the sale of loans increased due to strong refinancing activity in 2009. Additionally, income from the same period in 2008 was negatively impacted by the proposed merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale on the secondary market was to be closed by April 2008.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The Company continued to successfully manage noninterest expense during the first six months of 2009 as compared to the same period in 2008. The Company’s efficiency ratio was at 58.43% at June 30, 2009 as compared to 58.46% at June 30, 2008.

		Noninterest Expense as of:
	Three months Ended June 30,		Six months Ended June 30,		Three Month	Six Month
					Change	Change
(Dollars in thousands)	2009	2008	2009	2008
Salaries and benefits	$4,086	$4,249	$8,105	$8,801	$(163)	$(696)
Less: loan origination costs	(649)	(451)	(1,244)	(1,012)	(198)	(232)
Net salaries and benefits (as reported)	3,437	3,798	6,861	7,789	(361)	(928)
Occupancy expense	1,071	902	2,104	1,851	169	253
Consulting and professional fees	211	147	489	362	64	127
Data processing	146	153	277	314	(7)	(37)
Office supplies and printing	207	120	171	119	87	52
FDIC premiums	676	122	823	245	554	578
OREO & Repossession Expense	267	25	483	187	242	296
Other	1,172	1,061	2,526	2,341	111	185
Total noninterest expense	$7,187	$6,328	$13,734	$13,208	$859	$526

The changes in noninterest expense in the second quarter of 2009 compared to 2008 were related to the following areas:

  Salaries and benefits decreased due to management’s decision not to accrue a bonus for 2009 and to implement a salary freeze in 2009 for all exempt positions; in the second quarter of 2008 the bonus accrual was $400,000.
   During the same period the average number of full time equivalent employees (FTEs) increased to 273 at June 30, 2009 from 250 at June 30, 2008. FTE’s increased between the two periods due to restaffing needs following the terminated merger with Frontier Financial Corporation.

  Occupancy expense increased during the second quarter of 2009 due to the additional occupancy expense related to a new branch opened in December of 2008 and the lease on a new administrative center which opened in February of 2009.

  FDIC premiums had a significant increase during the second quarter of 2009. In the second quarter of 2009, the FDIC levied a special one time assessment totaling 5 basis points of deposits on all insured depositories; the assessment totaled $400,000. Additionally, in February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. Assessment rates in 2008, for well capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 will range from $0.12 to $0.16 per $100 of deposits annually. This assessment increase doubles the Company’s FDIC premiums as compared to 2008.

  OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles as well as any write downs or gains and losses on the sale OREO properties. The increase in expense during the second quarter of 2009 is primarily related to a $200,000 write down of an OREO property.

The changes in noninterest expense in the first six months of 2009 compared to 2008 were related to the following areas:

  Salaries and benefits decreased due to management’s decision not to accrue a bonus for 2009 and to implement a salary freeze in 2009 for all exempt positions; in the first six months of 2008 the bonus accrual was $676,000.
   During the same period the average number of full time equivalent employees (FTEs) increased to 268 at June 30, 2009 from 258 at June 30, 2008. FTE’s increased between the two periods due to restaffing needs following the terminated merger with Frontier Financial Corporation.

  FDIC premiums had a significant increase during the first six months of 2009. As discussed above in the quarterly analysis, the FDIC levied a special one time assessment totaling $400,000. Additionally, the FDIC adopted new assessment rates paid on deposits, which doubled the Company’s FDIC premiums as compared to 2008.

  OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles. The increase in expense during the first six months of 2009 is primarily related to $223,000 in repairs on several OREO properties in preparing them for sale.

Income Taxes: The Company’s consolidated effective tax rates for the second quarter of 2009 and 2008 were 27.3% and 32.9%, respectively. The effective tax rate for the first six months of 2009 and 2008 were 30.4% and 32.2%, respectively. The quarterly and year to date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year to date and quarterly 2009 tax rates reflect a benefit from the New Market Tax Credit Program, whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns over the next seven years.

Financial Condition Overview

During 2009, the Company focused on maintaining its loan portfolio and increasing its deposit funding base. Loans at June 30, 2009 were flat at $820.8 million compared to $823.1 million at December 31, 2008. Deposits at June 30, 2009 increased 5.4% to $787.6 million compared to $747.2 million at December 31, 2008. Shareholders’ equity increased $27.3 million to $107.9 million at June 30, 2009, with the issuance of $26.4 million of preferred stock to the U.S. Treasury Department.

Loans: Total loans outstanding as of June 30, 2009 were $820.8 million, a decrease of $2.3 million from December 31, 2008. Loan portfolio growth during 2009 was primarily in the commercial real estate loans, which was offset by decreases in construction loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	June 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$95,935	11.8%	$94,522	11.5%	$1,413
Real estate mortgages:
One-to-four family residential	57,414	7.0%	58,099	7.1%	(685)
Multi-family residential & commercial	346,322	42.3%	327,704	40.0%	18,618
Total real estate mortgages	403,736	49.3%	385,803	47.1%	17,933
Real estate construction:
One-to-four family residential	79,493	9.7%	101,022	12.3%	(21,529)
Multi-family and commercial	39,183	4.8%	44,401	5.4%	(5,218)
Total real estate construction	118,676	14.5%	145,423	17.7%	(26,747)
Consumer:
Indirect	104,178	12.7%	108,266	13.2%	(4,088)
Direct	95,653	11.7%	86,364	10.5%	9,289
Total consumer	199,831	24.4%	194,630	23.7%	5,201
Subtotal	818,178	100.0%	820,378	100.0%	(2,200)
Deferred loan costs, net	2,598		2,690		(92)
Less: allowance for loan losses	(14,770)		(12,250)		(2,520)
Total loans, net	$806,006		$810,818		$(4,812)

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

The following table summarizes the Company’s nonperforming assets:

	Nonperforming Assets as of:
(Dollars in thousands)	June 30,	December 31,
	2009	2008
Nonaccrual loans	$7,478	$1,918
Restructured loans	-	-
Total nonperforming loans	7,478	1,918
Other real estate owned properties	2,599	2,226
Total nonperforming assets	$10,077	$4,144
Total impaired loans	$7,478	$1,918
Accruing loans past due 90 days or more	2	1
Potential problem loans(1)	2,986	5,168
Allowance for loan losses	14,770	12,250
Interest foregone on nonaccrual loans	276	118
Nonperforming loans to loans	0.91%	0.23%
Allowance for loan losses to loans	1.80%	1.49%
Allowance for loan losses to nonperforming loans	197.52%	638.67%
Nonperforming assets to total assets	1.08%	0.46%

1) Potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

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
   The following table shows the allocation of the allowance for loan losses, by loan type.

	Allocation of the Allowance for Loan Losses as of:
	June 30, 2009			December 31, 2008			June 30, 2008
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$1,402	9.5%	11.9%	$1,124	9.2%	11.5%	$971	8.4%	11.9%
Real estate mortgage	7,026	47.6%	47.9%	5,426	44.3%	47.1%	4,473	38.4%	46.2%
Real estate construction	2,307	15.6%	16.7%	2,258	18.4%	17.7%	1,942	16.8%	18.2%
Consumer	4,035	27.3%	23.5%	3,313	27%	23.7%	2,802	24.2%	23.7%
Unallocated	N/A	N/A	N/A	129	1.1%	N/A	1,397	12.2%	N/A
Total	$14,770	100.0%	100.0%	$12,250	100%	100%	$11,585	100.0%	100.0%

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$13,323	$11,404	$12,250	$11,126
Charge-offs:
Commercial	(348)	(173)	(556)	(622)
Real estate	(1,009)	(482)	(1,731)	(502)
Consumer
Direct	(151)	(118)	(353)	(308)
Indirect	(482)	(331)	(1,131)	(693)
Total charge-offs	$(1,990)	$(1,104)	$(3,771)	$(2,125)
Recoveries:
Commercial	129	92	266	147
Real estate	10	1	44	3
Consumer
Direct	44	25	73	71
Indirect	254	117	458	288
Total recoveries	$437	$235	$841	$509
Net charge-offs	(1,553)	(869)	(2,930)	(1,616)
Provision for loan losses	3,000	1,050	5,450	2,075
Balance at end of period	$14,770	$11,585	$14,770	$11,585

Indirect loans net charge-offs to average indirect loans (1)	0.86%	0.77%	1.27%	0.73%
Other net charge-offs to average other loans (1)	0.74%	0.37%	0.63%	0.34%
Net charge-offs to average loans (1)	0.75%	0.42%	0.72%	0.40%

(1) Excludes loans held for sale.

Deposits: Total deposits in the first six months of 2009 increased $40.5 million to $787.6 million at June 30, 2009. The increase in deposits was in all deposit categories. The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	June 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2009 vs. 2008
Noninterest-bearing demand	$103,226	13.1%	$91,482	12.2%	$11,744
NOW accounts	130,877	16.6%	119,115	15.9%	11,762
Money market	146,115	18.6%	143,855	19.3%	2,260
Savings	44,766	5.7%	41,161	5.5%	3,605
Time deposits	362,640	46.0%	351,546	47.1%	11,094
Total deposits	$787,624	100%	$747,159	100%	$40,465

On January 27, 2009, the Company received notice from the Washington State Treasurer, that the Company would be required to pay a pro rata assessment of $114,000 to cover losses related to uninsured public deposits of a recently failed bank. The Company currently participates in a program where qualified commercial banks may accept public funds and pledge collateral representing 10.0% of the public funds accepted. Under the 1969 Washington State law, all banks participating in the program are required to cover losses related to uninsured public deposits. This is the first instance of the payment by participating banks in the law’s thirty nine year history.

The Washington State Office of the Treasurer has revised the collateral requirements for public deposits whereby all uninsured public deposits would have pledged collateral of 100.0% by June 30, 2009. The Company had $25.2 million and $49.2 million in uninsured public deposits at June 30, 2009 and December 31, 2008, respectively. Under the new collateral requirements, at June 30, 2009, the Company has pledged investment securities as collateral, to comply with the new requirement.

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

	Wholesale Deposits as of:
	June 30, 2009		December 31, 2008
(Dollars in thousands)	Balance	% of Total	Balance	% of Total

Brokered time deposits	$7,500	17.5%	$10,000	20.5%
Mutual fund money market deposits	15,004	35.0%	26,002	53.4%
Certificate Deposits Account Registry System deposits	20,331	47.5%	12,727	26.1%
Total wholesale deposits	$42,835	100.0%	$48,729	100.0%

Wholesale deposits to total deposits	5.4%		6.5%

Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $7.5 million of the brokered time deposits mature in January 2010; the Company will evaluate alternate funding at maturity.

Mutual fund money market deposits are obtained from an intermediary that provides cash sweep services to broker-dealers and clearing firms. Currently, the Company anticipates limiting the growth of these types of deposits. The deposits are payable upon demand.

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

Borrowings: Total borrowings outstanding in the first six months of 2009 decreased $31.6 million to $35.8 million at June 30, 2009. The change in borrowings is attributable to a reduction of $20.0 million in other borrowings from the FHLB and $11.6 million in overnight borrowings. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

  FHLB Overnight Borrowings and Other Borrowed Funds: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At June 30, 2009, the Company had no outstanding overnight borrowings, and other borrowed funds totaling $10.0 million with a fixed interest rate of 3.71%, maturing in August 2010.

The Company had a remaining unused line of credit of $150.9 million, subject to certain collateral and stock requirements.

  Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of June 30, 2009. Available borrowings under these lines of credit totaled $60.0 million as of June 30, 2009.

  Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $27.3 million to $107.9 million at June 30, 2009 from $80.6 million at December 31, 2008. The increase in shareholders’ equity was due principally to the issuance of $26.4 million of preferred stock to the U.S. Treasury Department. These increases were offset by the payment of preferred stock dividends of $606,000 and common stock dividends of $1.2 million.

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

The Series A Preferred Stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to our common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Company intends to use the $26.4 million TARP investment to bolster its capital position and provide additional lending opportunities within its communities.

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. On July 24, 2009, the Company announced that its Board of Directors reduced is cash dividend from $0.065 per common share to $0.025 per common share. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2009 and December 31, 2008:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-capitalized	June 30,	December 31,
	capitalized		2009	2008
Total risk-based capital ratio
Company (consolidated)	8%	N/A	16.24%	13.23%
Whidbey Island Bank	8%	10%	16.11%	13.10%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	14.99%	11.98%
Whidbey Island Bank	4%	6%	14.86%	11.85%
Leverage ratio
Company (consolidated)	4%	N/A	14.28%	11.68%
Whidbey Island Bank	4%	5%	14.15%	11.54%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $5.6 million for the first six months of 2009. Approximately $2.8 million was from net income from continuing operations, offset by $1.2 million decrease in other liabilities and a $5.5 million increase in provisions for loan losses. Net cash of $16.9 million was used in investing activities during the period, primarily for the purchase of investment securities of $18.2 million. Net cash provided by financing activities was $33.4 million for the first six months of 2009. Cash from the issuance of preferred stock to the U.S. Treasury Department provided $26.4 million of additional cash during the period and increase in deposits of $40.5 million, offset by $20.0 million in other borrowing payoffs and $11.6 million in overnight borrowings payoffs.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of June 30, 2009 and December 31, 2008, the Company’s commitments under letters of credit and financial guarantees amounted to $2.0 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2009, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2008. Should rates increase, the Company may or may not be positively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company's Form 10-K for year ended December 31, 2008 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

(a) – (c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders was held at Oak Harbor, Washington at 3:00 p.m. on April 23, 2009. The total number of shares of common stock represented in person or by proxy at the meeting was 7,668,664 shares. This represented 80.5% of the 9,529,496 shares held by shareholders as of February 27, 2009 and entitled to vote at the meeting. The following issues came before the shareholders for vote:

1) Election of directors to serve on the Board of Directors until the Annual meeting of shareholders in the year 2012, or until their successors are duly elected and qualified – three director position terms had expired and were open for election. Two of the directors whose terms expired, Mr. Krieg and Mr. Olson, both having reached the retirement age as determined by a resolution of the Board of Directors, did not stand for reelection. The nominees for the open positions were Gregg A. Davidson, Gragg E. Miller, and Anthony B. Pickering, who were each elected with the following vote totals:

	For	Withheld
Gregg A. Davidson	7,568,461	100,203
Gragg E. Miller	7,532,994	135,670
Anthony B. Pickering	7,595,943	72,721

The other directors who continue in office are: Jay T. Lien; John L. Wagner; Edward J. Wallgren; and Dennis A. Wintch.

2) A non-binding advisory vote on executive compensation as required by the American Recovery and Reinvestment Act of 2009. Shareholders approved the compensation of executive officers with the following vote totals:

	For	Against	Abstain
Executive Compensation	7,063,165	349,570	255,929

Item 5. Other Information

(a)	Not applicable
(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits

 Exhibits

31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 7, 2009

By /s/ John L. Wagner

 John L. Wagner
 President and
 Chief Executive Officer

Date: August 7, 2009

By /s/ Richard A. Shields

 Richard A. Shields
 Executive Vice President and
 Chief Financial Officer