Form 10-Q
period 2009-09-30
WASHINGTON BANKING CO
filed 2009-11-06
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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
Yes [  ] No [X ]

The number of shares of the issuer’s Common Stock outstanding at November 2, 2009 was 9,547,946.

i

     PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
(Dollars in thousands, except per share data)

	September 30,	December 31,
Assets	2009	2008
Cash and due from banks	$16,699	$13,609
($2,076 and $3,496, respectively, are restricted)
Interest-bearing deposits	132	381
Federal funds sold	25,365	—
Total cash, restricted cash, and cash equivalents	42,196	13,990
Investment securities available for sale	56,204	17,798

Federal Home Loan Bank stock	2,430	2,430
Loans held for sale	2,951	2,896

Loans receivable	816,316	823,068
Allowance for loan losses	(15,882)	(12,250)
Total loans, net	800,434	810,818
Premises and equipment, net	25,649	24,971
Bank owned life insurance	17,134	16,822
Other real estate owned	5,012	2,226
Other assets	7,656	7,680
Total assets	$959,666	$899,631

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$104,761	$91,482
Interest-bearing	337,944	304,131
Time deposits	369,313	351,546
Total deposits	812,018	747,159
FHLB overnight borrowings	—	11,640
Other borrowed funds	10,000	30,000
Junior subordinated debentures	25,774	25,774
Other liabilities	2,282	4,498
Total liabilities	850,074	819,071
Shareholders’ equity:
Preferred stock, no par value, 26,380 shares authorized
Series A (Liquidation preference $1,000 per share); issued
and outstanding 26,380 at 09/30/09 and none in 2008.	24,911	—
Common stock, no par value. Authorized shares: 13,679,757
issued and outstanding 9,547,946 at 09/30/2009 and
9,510,007 at 12 /31/2008	35,502	33,701
Retained earnings	48,632	46,567
Accumulated other comprehensive income	547	292
Total shareholders’ equity	109,592	80,560
Total liabilities and shareholders’ equity	$959,666	$899,631

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$13,538	$14,432	$39,782	$44,176
Interest on taxable investment securities	191	88	468	294
Interest on tax exempt investment securities	130	51	292	153
Other	18	6	28	14
Total interest income	13,877	14,577	40,570	44,637
Interest expense:
Interest on deposits	3,201	4,411	10,106	14,247
Interest on other borrowings	94	276	341	939
Interest on junior subordinated debentures	139	286	543	975
Total interest expense	3,434	4,973	10,990	16,161
Net interest income	10,443	9,604	29,580	28,476
Provision for loan losses	2,500	1,075	7,950	3,150
Net interest income after provision for loan losses	7,943	8,529	21,630	25,326
Noninterest income:
Service charges and fees	909	708	2,620	2,145
Electronic banking income	376	356	1,034	1,017
Investment products	38	93	368	260
Bank owned life insurance income	106	11	312	233
Income from the sale of mortgage loans	138	36	708	177
SBA premium income	49	50	83	239
Other	232	621	799	1,236
Total noninterest income	1,848	1,875	5,925	5,307
Noninterest expense:
Salaries and benefits	3,638	3,940	10,499	11,729
Occupancy and equipment	1,099	944	3,203	2,796
Office supplies and printing	198	162	577	402
Data processing	141	155	418	469
Consulting and professional fees	228	107	717	469
Other	2,074	2,270	5,698	4,923
Total noninterest expense	7,378	7,578	21,112	20,788
Income before provision for income taxes	2,413	2,825	6,443	9,846
Provision for income taxes	740	921	1,965	3,183
Net income before preferred dividends	1,673	1,904	4,478	6,663
Preferred stock dividends and discount accretion	414	—	1,185	—
Net income available to common shareholders	$1,259	$1,904	$3,292	$6,663

Net income available per common share, basic	$0.13	$0.20	$0.35	$0.70

Net income available per common share, diluted	$0.13	$0.20	$0.35	$0.70

Average number of common shares outstanding, basic	9,532,000	9,473,000	9,519,000	9,457,000
Average number of common shares outstanding, diluted	9,554,000	9,518,000	9,541,000	9,514,000

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity and
Comprehensive Income (unaudited)
(Dollars and share data in thousands)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders’
	amount	Shares	Amount	earnings	income	equity
Balances at December 31, 2007	$––	9,454	$32,812	$40,652	$106	$73,570
Comprehensive income:
Net income	––	––	––	6,662	––	6,662
Net unrealized loss on securities
available for sale, net of tax of $(11)	––	––	––	––	(20)	(20)
Total comprehensive income	––	––	––	––	––	6,642
Cash dividend, $0.195 per share	––	––	––	(1,801)	––	(1,801)
Stock-based compensation expense	––	––	358	––	––	358
Exercise of common stock- stock options	––	36	174	––	––	174
Cancellation of restricted stock	––	(2)	––	––	––	––
Tax benefit associated with stock awards	––	––	40	––	––	40
Balances at September 30, 2008	$––	9,488	$33,384	$45,513	$86	$78,983

Balances at December 31, 2008	$––	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	––	––	––	4,478	––	4,478
Net unrealized gain on securities
available for sale, net of tax of $(94)	––	––	––	––	255	255
Total comprehensive income	––	––	––	––	––	4,733
Issuance of preferred stock to U.S.
Treasury	24,660	––	––	––	––	24,660
Issuance of warrants to U.S. Treasury	––	––	1,720	––	––	1,720
Preferred stock dividends and discount
accretion	251	––	(251)	(935)	––	(935)
Cash dividend, $0.155 per share	––	––	––	(1,478)	––	(1,478)
Stock-based compensation expense	––	––	239	––	––	239
Exercise of common stock- stock options	––	39	90	––	––	90
Cancellation of restricted stock	––	(1)	––	––	––	––
Tax benefit associated with stock awards	––	––	3	––	––	3
Balances at September 30, 2009	$24,911	9,548	$35,502	$48,632	$547	$109,592

WASHINGTON BANKING COMPANY
AND SUBSIDIARY
Condensed Consolidated Statements of Cashflows (unaudited)
(Dollars in thousands)

	September 30,
	2009	2008
Cash flows from operating activities:
Net income from continuing operations	$4,478	$6,662
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion (amortization) of investment discounts, net	20	(8)
Depreciation and amortization	1,327	1,319
Earnings on bank owned life insurance	(312)	(233)
Provision for loan losses	7,950	3,150
Net (gain)loss on sale of premises and equipment	(57)	5
Net gain on sale of other real estate	(51)	(54)
Write-downs of other real estate	382	134
Amortization of stock-based compensation	239	358
Excess tax benefit from stock-based compensation	(3)	(40)
Net change in assets and liabilities:
Net (increase) decrease in loans held for sale	(55)	1,352
Decrease (increase) in other assets	(6)	48
Decrease in other liabilities	(2,215)	(127)
Cash provided by operating activities:	11,697	12,566
Cash flows from investing activities:
Purchases of investment securities, available for sale	(44,537)	(498)
Purchase of Federal Home Loan Bank Stock	––	(896)
Maturities/calls/principal payments of investment and
mortgage-backed securities, available for sale	6,503	3,525
Net increase in loan originations, net of principal collections received	(2,848)	(20,615)
Purchases of premises and equipment	(2,012)	(662)
Proceeds from the sale of other real estate owned	2,125	1,291
Cash flows used by investing activities	(40,769)	(17,855)
Cash flows from financing activities:
Net increase in deposits	64,858	25,387
Gross payments on other borrowed funds	(20,000)	(20,000)
New borrowings on other borrowed funds	––	40,000
Net decrease in FHLB overnight borrowings	(11,640)	(20,500)
Dividends paid on common stock	(1,478)	(1,801)
Dividends paid on preferred stock	(935)	––
Excess tax benefits from stock-based compensation	3	40
Proceeds from issuance of preferred stock	26,380	––
Proceeds from exercise of common stock- stock options	90	174
Cash provided by financing activities	57,278	23,300
Net change in cash and cash equivalents	28,206	18,011
Cash and cash equivalents at beginning of period	13,990	19,052
Cash and cash equivalents at end of period	$42,196	$37,063
Supplemental information:
Loans foreclosed and transferred to other real estate owned	$5,282	$600
Cash paid for interest	11,188	16,491
Cash paid for income taxes	1,965	3,752
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2009, WBCO had two wholly-owned subsidiaries –Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2008 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through November 6, 2009, the date the financial statements were available to be issued. In management's opinion, all accounting adjustments necessary to accurately reflect the financial position and results of operations on the accompanying financial statements have been made. These adjustments include normal and recurring accruals considered necessary for a fair and accurate presentation. The results for interim periods are not necessarily indicative of results for the full year or any other interim period.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2009 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(2) Recent Financial Accounting Pronouncements

FASB Accounting Standards Codification:

The Financial Accounting Standards Board (“FASB”) launched the FASB Accounting Standards Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP).

The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards documents are superseded as described in FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. All other accounting literature not included in the Codification is nonauthoritative.

  An online tutorial available on the Codification website at http://asc.fasb.org

  A Codification Question and Answer (Q&A) document at http://www.fasb.org/cod_project/Cod_overview_12- 08.pdf

The Company has applied the standard’s numbering convection to all referenced financial statement standards within the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(2) Recent Financial Accounting Pronouncements- (Continued)

Noncontrolling Interests in Consolidated Financial Statements - Topic 810 subtopic 10 Section 65 Paragraph 65-1: Transition Related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51

Section 65-1: The following represents the transition and effective date information related to FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51:

a.	Except as noted in item (d), the pending content that links to this paragraph is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited.

b.	The pending content that links to this paragraph shall be applied prospectively as of the beginning of fiscal year in that content is initially adopted, except for the presentation and disclosure requirements The presentation and disclosure requirements shall be applied retrospectively for all periods presented, as follows:

1	The noncontrolling interest shall be reclassified to equity in accordance with paragraph 810-10-45-16.

2	Consolidated net income shall be adjusted to include the net income attributed to the noncontrolling interest.

3	Consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the noncontrolling interest.

4	The disclosures in paragraphs 810-10-50-1A through 50-1B shall be provided.

c.	810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance. If, in the year of adoption, an entity’s consolidated net income attributable to the parent would have been significantly different had the prior requirement in paragraph 810-10-45-7 been applied, the entity shall disclose pro forma consolidated net income attributable to the parent and pro forma earnings per share as if the previous prior requirement in paragraph 810-10-45-7 had been applied in the year of adoption.

d.	Not-for-profit entities (NFPs) shall not apply the pending text that links to this paragraph.

The Company has reviewed the standard and does not expect the standard to have a material impact on its consolidated financial statements.

Business Combinations - Topic 805 subtopic 10 Section 55: 805 Business Combinations 805-10 Overall, 805-10-55 Implementation Guidance and Illustrations.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations. Statement 141R will significantly change the accounting for business combinations. Under Statement 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. Statement 141R will change the accounting treatment for certain specific items, including:

  Acquisition costs will be generally expensed as incurred.

  Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date.

  Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies.

  In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(2) Recent Financial Accounting Pronouncements- (Continued)

  Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date.

  Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

Statement 141R also includes a substantial number of new disclosure requirements. Statement 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited. Accordingly, a calendar year-end company is required to record and disclose business combinations following existing GAAP until January 1, 2009.

The Company has reviewed the standard and does not expect the standard to have a material impact on its consolidated financial statements.

Subsequent Events – Topic 855 subtopic 10 Section 50: 855 Subsequent Events, 855-10 Overall, 855-10-50 Disclosure

On May 28, 2009, the FASB issued FASB Statement No. 165, Subsequent Events. Statement 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.

  Although there is no new terminology, the new FASB standard is based on the same principles as those that currently exist in the U.S. auditing standard.

  Includes a new required disclosure of the date through which an entity has evaluated subsequent events. Section 855-10-50-1 requires an entity to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued.

  Effective for interim or annual periods ending after June 15, 2009.

The Company adopted the provisions of the standard for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities – FAS 167:

In July 2009, the FASB issued FASB Statement No. 167, Amendments to Interpretation No. 46(R). Statement 167 significantly changes the consolidation rules for VIE’s and has broad applicability across all industries.

  Affected arrangements include: consolidation of common structures, such as joint ventures, equity method investments, collaboration arrangements, and co-manufacturing and power purchase arrangements.

  Adoption may require significant changes to a company’s accounting policies, financial statement disclosures, data gathering processes, and internal controls. However, the impact of the new guidance is not limited to the financial reporting process and is expected to affect other areas including debt covenant compliance, compensation, and stakeholder communications, to name a few.

  Effective for fiscal years (and interim periods in those fiscal years) beginning after November 15, 2009.

As of October 8, 2009, the FASB had not yet incorporated FAS 167 into the Accounting Standards Codification. FASB is expected to issue an Accounting Standards Update in the near future announcing that the guidance in FAS 167 has been added to the Codification. When codified, the guidance will be included in ASC 810, Consolidation.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(2) Recent Financial Accounting Pronouncements- (Continued)

The Company has reviewed the standard and does not expect the standard to have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities - Topic 815 subtopic 10 Section 15:

On March 19, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133. SFAS 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Specifically, SFAS 161 requires:

  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  Disclosure of information about credit-risk-related contingent features; and,

  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged.

The Company has reviewed the standard and does not expect the standard to have a material impact on its consolidated financial statements.

(3) Earnings Per Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of warrants, options and non-vested restricted stock were included.

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average shares-basic	9,532,000	9,473,000	9,519,000	9,457,000
Effect of dilutive securities: stock awards	22,000	45,000	22,000	57,000
Weighted average shares-diluted	9,554,000	9,518,000	9,541,000	9,514,000

At September 30, 2009 and 2008, the following stock awards were antidilutive and therefore not included in the computation of diluted net income per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Stock awards not included in diluted earnings per share:	2009	2008	2009	2008
Antidilutive TARP CPP stock warrants	492,164	––	492,164	––
Antidilutive stock awards	199,713	232,653	204,713	140,647
Total antidilutive stock awards	691,877	232,653	696,877	140,647

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(4) Stock-Based Compensation

(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black Scholes option pricing model. There were no options issued during the nine months ended September 30, 2009. The weighted average fair value per share of options granted during the nine months ended September 30, 2008 was $2.82 per share. The following assumptions were used in arriving at the fair value of options granted:

	Nine Months Ended
	September 30,
	2009	2008
Risk-free interest rate	––	3.44%
Dividend yield rate	––	2.90%
Price volatility	––	40.50%
Expected life of stock options	––	5 years

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the nine months ended September 30, 2009 and 2008, the Company recognized $137 and $127, respectively, in stock based compensation expense as a component of salaries and benefits. As of September 30, 2009, there was approximately $552 of total unrecognized compensation cost related to nonvested stock awards.

The following table summarizes information on stock option activity during 2009:

		Weighted	Weighted average	Aggregate
		average exercise	remaining contractual	intrinsic
	Shares	price per share	terms (in years)	value
Outstanding at January 1, 2009	254,214	$9.87
Granted	––	––
Exercised	(17,260)	5.21		$66
Forfeited, expired or cancelled	(7,807)	12.18
Outstanding at September 30, 2009	229,147	$10.14	7.21	$67

Exercisable at September 30, 2009	117,234	$9.51	6.08	$67

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2009 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2009. This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors. Recipients of RSA awards do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service requirements with the Company.

The following table summarizes information on restricted stock activity during 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	10,071	$13.11
Granted	––	––
Vested	(3,700)	12.66
Forfeited, expired or cancelled	(1,486)	13.56
Outstanding at September 30, 2009	4,885	$13.31	1.15

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(4) Stock-Based Compensation- (Continued)

For the nine months ended September 30, 2009 and 2008 the Company recognized $34 and $23, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of September 30, 2009 there was $46 of total unrecognized compensation costs related to nonvested restricted stock awards.

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSU awards receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service requirements with the Company.

The following table summarizes information on restricted stock unit activity during the nine months ended September 30, 2009:

		Weighted average	Weighted average remaining
	Shares	grant price per share	contractual terms (in years)
Outstanding at January 1, 2009	18,711	$13.25
Granted	12,000	5.48
Vested	(11,722)	6.18
Forfeited, expired or cancelled	(537)	15.98
Outstanding at September 30, 2009	18,452	12.61	2.17

For the nine months ended September 30, 2009 and 2008, the Company recognized $68 and $44, respectively, in restricted stock units compensation expense as a component of salaries and benefits. As of September 30, 2009, there was $180 of total unrecognized compensation costs related to nonvested restricted stock units.

(5) Preferred Stock

On January 16, 2009, in exchange for an aggregate purchase price of $26,400, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program (“TARP”) Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate); and, (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

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

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the preferred stock, however prior approval of the Company's primary regulator and the U.S. Treasury is required.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(5) Preferred Stock- (Continued)

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

In accordance with the relevant accounting pronouncements and a letter from the Securities and Exchange Commission’s (the “SEC”) Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

As of September 30, 2009, no dividends on the preferred stock were in arrears.

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

Key Concepts:

  Fair Value: Topic 820, Fair Value Measurements and Disclosures defines fair value as “the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.” The Company determines fair value based upon quoted prices when available or through the use of alternative approaches, such as matrix or model pricing, when market quotes are not readily accessible or available.

  Financial Instrument: Topic 825, Financial Instruments defines a financial instrument “as cash, evidence of an ownership interest in an entity, or a contract that both:

a.	Imposes on one entity a contractual obligation (1) to deliver cash or another financial instrument to a second entity or (2) to exchange other financial instruments on potentially unfavorable terms with the second entity.

b.	Conveys to that second entity a contractual right (1) to receive cash or another financial instrument from the first entity or (2) to exchange other financial instruments on potentially favorable terms with the first entity.”

          Financial instruments for the Company represent one of two categories:

1.	Assets: Consisting primarily of cash, short term investments (interest-bearing deposits, federal funds sold), securities and loans.

2.	Liabilities: Consisting primarily of deposits and various forms of borrowings (overnight borrowings, junior subordinated debentures, other term borrowings)

          The Company further defines these financial instruments in the determination of fair value section of this footnote.

Topic 820, Fair Value Measurements and Disclosures: The valuation techniques required by Topic 820 are based upon observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. These two types of inputs create the following fair value hierarchy:

Level 1:	Quoted prices for identical instruments in active markets.

Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and, model-derived valuations whose inputs are observable or whose significant value drivers are observable.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements- (Continued)

Determination of Fair Value

Under Topic 820, the Company bases its fair values on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It is the Company’s policy to maximize the use of observable inputs and minimize the use of unobservable inputs when developing fair value measurements, in accordance with the fair value hierarchy in Topic 820.

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

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value and for estimating fair value for financial instruments not recorded at fair value (Topic 825 disclosures).

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

Other Real Estate Owned: Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned, which has been recorded at estimated fair value, is included in the nonrecurring basis table below.

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

(7) Fair Value Measurements- (Continued)

FHLB Overnight Borrowings: The carrying value of FHLB overnight borrowings approximates fair value.

Trust Preferred Securities: The fair value of junior subordinated debentures is estimated using an internal discounted cash flow model.

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

Topic 820, Fair Value Measurements and Disclosures, Assets and Liabilities Recorded at Fair Value on a Recurring Basis: The following table presents the Company’s assets measured at fair value on a recurring basis for the period ended September 30, 2009:

	Period Ended September 30, 2009
	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$––	$56,204	$––	$56,204
Total	$––	$56,204	$––	$56,204

Topic 820, Fair Value Measurements and Disclosures, Assets and Liabilities Recorded at Fair Value on a Nonrecurring Basis: The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. The valuation methodologies used to measure these fair value adjustments are described previously in this Note. For assets measured at fair value on a nonrecurring basis, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the period ended September 30, 2009:

	Period Ended September 30, 2009:
					Total losses for
	Carrying value at year end				period ended

	Level 1	Level 2	Level 3	Total
Impaired loans (1)	$––	$––	$2,892	$2,892	$(287)
Other real estate owned (2)	––	––	5,012	5,012	(348)
Total	$––	$––	$7,904	$7,904	$(635)

(1)	Represents the fair value which consists of the carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value based on the underlying collateral subsequent to their initial classification as other real estate owned.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars In Thousands, Except Per Share Data)

(7) Fair Value Measurements- (Continued)

Topic 825, Financial Instruments: The table below is a summary of fair value estimates as of September 30, 2009, for financial instruments, as defined by Topic 825. The carrying amounts in the following table are recorded in the balance sheet under the indicated captions.

In accordance with Topic 825, the Company has not included assets and liabilities that are not financial instruments in our disclosure, such as the value of the premises and equipment, deferred taxes and other liabilities.

	September 30,		December 31,
	2009		2008
		Estimated fair		Estimated fair
	Carrying value	value	Carrying value	value
Financial assets:
Cash and cash equivalents	$16,699	$16,699	$13,609	$13,609
Interest-earning deposits	132	132	381	381
Federal funds sold	25,365	25,365	––	––
Investment securities- available for sale	56,204	56,204	17,798	17,798
FHLB stock	2,430	2,430	2,430	2,430
Loans held for sale	2,951	2,951	2,896	2,896
Loans	816,316	815,296	823,068	822,840

Financial liabilities:
Deposits	$812,018	$808,609	$747,159	$752,249
Junior subordinated debentures	25,774	9,213	25,774	16,090
FHLB overnight borrowings	––	––	11,640	11,640
Other borrowed funds	10,000	10,260	30,000	30,399

(8) Subsequent Events

On October 22, 2009, the Company announced that its Board of Directors declared a cash dividend of $0.025 per share to common shareholders of record as of November 3, 2009, payable on November 19, 2009.

(9) Commitments and Guarantees

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2009. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of September 30, 2009. As of September 30, 2009 the commitments under these agreements were $2,266.

At September 30, 2009, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at September 30, 2009.

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

Results of Operations Overview

The Company’s net income available to common shareholders decreased to $1.3 million or $0.13 per diluted share, in the third quarter of 2009, compared with $1.9 million or $0.20 per diluted share in the third quarter of 2008. The decrease in net income was principally attributable to a $1.4 million increase in provision for loan losses, from the same period in 2008 and the accrual of $414,000 in preferred dividends on preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program.

The Company’s net income available to common shareholders for the first nine months of 2009 decreased to $3.3 million or $0.35 per diluted share, compared with $6.7 million or $0.70 per diluted share for the same period last year. The decrease in net income was principally attributable to a $4.8 million increase in provision for loan losses, from the same period in 2008, the accrual of $1.2 million in preferred dividends on preferred stock issued to the U.S. Treasury under the TARP Capital Purchase Program and increases in FDIC fees of $742,000.

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

  Market interest rate fluctuations; and,

  Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1)(2)	$821,375	$13,646	6.59%	$820,425	$14,542	7.05%
Federal funds sold	28,407	18	0.25%	883	4	1.62%
Interest-bearing cash	254	––	0.02%	472	2	1.83%
Investments
Taxable	24,467	191	3.10%	8,717	88	4.03%
Non-taxable (2)	17,572	194	4.38%	5,207	76	5.78%
Interest-earning assets	892,075	14,049	6.25%	835,704	14,712	7.00%
Noninterest-earning assets	54,649			53,780
Total assets	$946,724			$889,483

Liabilities and shareholders’ equity
Deposits:
Interest demand and
money market	$283,805	$604	0.84%	$260,665	$951	1.45%
Savings	45,901	29	0.25%	41,355	42.40%
Time deposits	364,421	2,568	2.80%	353,522	3418	3.85%
Total interest-bearing deposits	694,127	3,201	1.83%	655,542	4,411	2.68%
Federal funds purchased	11	––	0.51%	7,338	50	2.69%
Junior subordinated debentures	25,774	139	2.14%	25,774	286	4.42%
Other interest bearing liabilities	10,000	94	3.72%	26,413	226	3.41%
Total interest bearing liabilities	729,912	3,434	1.87%	715,068	4,972	2.77%
Noninterest-bearing deposits	105,052			92,832
Other liabilities	2,901			3,499
Total liabilities	837,865			811,399
Total shareholders’ equity	108,859			78,084
Total liabilities and shareholders’ equity	$946,724			$889,483

Net interest income /spread	$10,615	4.38%	$9,739	4.24%
Credit for interest-bearing funds		0.34%		0.40%
Net interest margin (2)		4.72%		4.64%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $172 and $134 for the three months ended September 30, 2009 and 2008, respectively. Taxable-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Nine Months Ended			Nine Months Ended
	September 30, 2009			September 30, 2008
	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1)(2)	$825,871	$40,104	6.49%	$818,210	$44,430	7.25%
Federal funds sold	16,135	28	0.23%	469	7	1.94%
Interest-bearing cash	290	––	0.01%	378	7	2.50%
Investments
Taxable	18,423	469	3.40%	9,208	294	4.27%
Non-taxable (2)	12,099	434	4.80%	5,245	225	5.73%
Interest-earning assets	872,818	41,035	6.29%	833,509	44,963	7.21%
Non-earning assets	53,929			53,421
Total assets	$926,747			$886,930

Liabilities and shareholders’ equity
Deposits:
Interest demand and money market	$270,359	$1,738	0.86%	$261,923	$3,234	1.65%
Savings	44,048	83	0.25%	41,652	135	0.43%
Time deposits	360,357	8,285	3.07%	346,278	10,878	4.20%
Total interest-bearing deposits	674,764	10,106	2.00%	649,852	14,247	2.93%
Federal funds purchased	691	4	0.82%	14,724	340	3.08%
Junior subordinated debentures	25,774	543	2.82%	25,774	975	5.05%
Other interest-bearing liabilities	16,960	337	2.66%	23,978	600	3.34%
Total interest-bearing liabilities	718,189	10,990	2.05%	714,329	16,162	3.02%

Noninterest-bearing DDA	99,754			92,850
Other liabilities	2,415			3,561
Total liabilities	820,357			810,739
Total equity	106,389			76,191
Total liabilities and shareholder’s equity	$926,747			$886,930

Net interest income /spread		$30,045	4.24%		$28,801	4.18%
Credit for interest-bearing funds			0.36%			0.43%
Net interest margin (2)			4.60%			4.62%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $464 and $326 for the nine months ended September 30, 2009 and 2008, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $10.6 million in the third quarter of 2009 compared with $9.7 million during the third quarter of 2008. Changes in net interest income during the third quarter of 2009 reflected a continued growth in average earning assets, average noninterest-bearing deposits and deposit pricing discipline, offset by a decrease on the yield of loans.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.72% for the third quarter of 2009, compared to 4.64% for the same period in 2008. The increase in net interest margin in the third quarter of 2009 primarily resulted from the decrease in the Company’s interest expense from the lower costs of interest-bearing deposits, junior subordinated debentures that are indexed to the three month LIBOR, and a reduction in other borrowings outstanding. The increase in the net margin was partially offset by the decreased yield on interest-earning assets of 75 basis points primarily resulting from reductions in the prime rate and holding higher balances in federal funds sold (at 25 basis points). The increased balance of federal funds sold resulted from a significant increase in deposits during the third quarter of 2009. Additionally, the Company did not redeploy these funds into short term investments due to historically low yields available in the bond markets; these low yields did not present an attractive long-term investment alternative.

Taxable-equivalent net interest income totaled $30.1 million in the first nine months of 2009 compared with $28.8 million during the same period in 2008. Changes in net interest income during the first nine months of 2009 reflected a continued growth in average earning assets, average noninterest-bearing deposits and deposit pricing discipline, offset by a decrease on the yield of loans.

Net interest margin on a taxable-equivalent basis was 4.60% for first nine months of 2009, compared to 4.62% for the same period in 2008. The decrease in net interest margin primarily resulted from the decreased yield on interest-earning assets of 92 basis points primarily resulting from reductions in the prime rate and holding higher balances in federal funds sold (at 25 basis points). The decrease in the net interest margin was offset by the decreased yield on interest-bearing liabilities of 97 basis points, resulting from the lower costs of interest expense on interest bearing deposits, junior subordinated debentures that are indexed to the three month LIBOR, and a reduction in other borrowings outstanding.

The following table sets forth the changes in yields or rates and average balances which affected net interest income:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009 vs. 2008			2009 vs. 2008
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets:
Loans (1)(3)	$16	$(913)	$(897)	$425	$(4,751)	$(4,326)
Federal funds sold	15	––	15	22	(1)	21
Interest-bearing cash	(1)	(1)	(2)	(1)	(6)	(7)
Investments (1)
Taxable	117	(15)	102	219	(44)	175
Non-taxable (2)	132	(13)	119	239	(30)	209
Interest- earning assets	$279	$(942)	$(663)	$904	$(4,832)	$(3,928)

Liabilities:
Deposits:
Interest demand and money market	$94	$(441)	$(347)	$108	$(1,604)	$(1,496)
Savings	6	(18)	(12)	8	(60)	(52)
Time deposits	109	(958)	(849)	465	(3,058)	(2,593)
Total interest-bearing deposits	209	(1,417)	(1,208)	581	(4,722)	(4,141)

Fed funds purchased	(28)	(22)	(50)	(191)	(146)	(336)
Junior subordinated debentures	––	(147)	(147)	––	(432)	(432)
Other interest-bearing liabilities	(156)	23	(133)	(155)	(108)	(263)
Total interest-bearing liabilities	$25	$(1,563)	$(1,538)	$235	$(5,408)	$(5,172)

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

During the third quarter of 2009, the Company recorded a $2.5 million provision for loan losses compared to $1.1 million for the third quarter in 2008. Net charge-offs for third quarter of 2009 were $1.4 million, a $215,000 increase over the third quarter of 2008. Increases in net charge-offs were due to an increase in real estate loan charge-offs. At September 30, 2009, the allowance for loan losses as a percent of total loans was 1.95% as compared to 1.40% for the same period in 2008.

During the first nine months of 2009, the Company recorded an $8.0 million provision for loan losses compared to $3.2 million in the same period in 2008. Changes in the provision were due to higher net charge-offs of $4.3 million in the first nine months of 2009, compared with $2.8 million in the same period in 2008 and internal downgrades of loans within the portfolio. Increases in net charge-offs were due to an increase in real estate loan charge-offs.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix. The following table presents the key components of noninterest income:

	Noninterest Income as of:
	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
(Dollars in thousands)	2009	2008	2009	2008
Service charges and fees	$909	$708	$2,620	$2,145	$201	$475
Electronic banking income	376	356	1,034	1,017	20	17
Investment products	38	93	368	260	(55)	108
Bank owned life insurance	106	11	312	233	95	79
Income from sale and servicing of SBA loans	49	50	83	239	(1)	(156)
Income from sale of mortgage loans	138	36	708	177	102	531
Other income	232	621	800	1,236	(389)	(436)
Total noninterest income	$1,848	$1,875	$5,925	$5,307	$(27)	$618

The changes in noninterest income in the third quarter of 2009 compared to 2008 were related to the following areas:

  Increases in service charges and fees are principally attributable to a change in service charges instituted in October of 2008. The full impact of this change is reflected in the income during the third quarter of 2009.

  Income from bank owned life insurance increased due to the Company’s decision to change the investment mix during the third quarter of 2008. Due to the deteriorating conditions of the mortgage-backed security market during the third quarter of 2008, the Company renegotiated with the insurance carrier and investment manager to invest in cash assets until suitable alternative investments were found.

  Income from the sale of loans increased due to strong residential mortgage refinancing activity in 2009. Additionally, income from the same period in 2008 was negatively impacted by the proposed merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale on the secondary market was to be closed by April 2008.

  Other noninterest income decreased due to one-time loan fee adjustment of $342,000 in the third quarter of 2008.

The changes in noninterest income in the first nine months of 2009 compared to 2008 were related to the following areas:

  Increases in service charges and fees are principally attributable to a change in service charges instituted in October of 2008. The full impact of this change is reflected in the income in the first nine months of 2009.

  Investment products increases are due to increased customer demand for alternative investment products in 2009.

  Income from the sale of SBA loans decreased due to lower volumes of SBA loan originations. Additionally, the Company did not sell SBA loans during the first nine months of 2009 due to unfavorable premiums for SBA loans in the secondary financial market.

  Income from the sale of loans increased due to strong residential mortgage refinancing activity in 2009. Additionally, income from the same period in 2008 was negatively impacted by the proposed merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale on the secondary market was to be closed by April 2008.

 Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The Company continued to successfully manage noninterest expense during the first nine months of 2009 as compared to the same period in 2008.

	Noninterest Expense as of:
	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
(Dollars in thousands)	2009	2008	2009	2008
Salaries and benefits	$3,791	$4,076	$12,237	$13,139	$(285)	$(902)
Less: loan origination costs	(153)	(136)	(1,738)	(1,410)	(17)	(328)
Net salaries and benefits (as reported)	3,638	3,940	10,499	11,729	(302)	(1,230)
Occupancy expense	1,099	944	3,203	2,796	155	407
Consulting and professional fees	228	107	717	469	121	248
Data processing	141	155	418	469	(14)	(51)
Office supplies and printing	198	162	577	402	36	175
FDIC premiums	283	119	1,106	324	164	782
OREO & repossession expense	346	137	829	364	209	465
Other	1,445	2,014	3,763	4,235	(569)	(472)
Total noninterest expense	$7,378	$7,578	$21,112	$20,788	$(200)	$324

The changes in noninterest expense in the third quarter of 2009 compared to 2008 were related to the following areas:

  Salaries and benefits decreased due to management’s decision not to accrue a bonus for 2009 and to implement a salary freeze in 2009 for all exempt positions; in the third quarter of 2008 the bonus accrual was $375,000. During the same period, the average number of full time equivalent employees (FTEs) increased to 279 at September 30, 2009 from 259 at September 30, 2008. FTE’s increased between the two periods due to restaffing needs following the terminated merger with Frontier Financial Corporation.

  Occupancy expense increased during the third quarter of 2009 due to the additional expense related to a new branch opened in December of 2008 and the lease on a new administrative center which opened in February of 2009.

  FDIC premiums had a significant increase during the third quarter of 2009. In February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. Assessment rates in 2008, for well-capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 will range from $0.12 to $0.16 per $100 of deposits annually. This assessment doubled the Company’s FDIC premiums as compared to 2008.

  OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles as well as any write downs or gains and losses on the sale of OREO properties.
  The increase in expense during the third quarter of 2009 is primarily related to $180,000 in write downs of OREO properties.

The changes in noninterest expense in the first nine months of 2009 compared to 2008 were related to the following areas:

  Salaries and benefits decreased due to management’s decision not to accrue a bonus for 2009 and to implement a salary freeze in 2009 for all exempt positions; in the first nine months of 2008 the bonus accrual was $1.1 million.
  During the same period the average number of full time equivalent employees (FTEs) increased to 279 at September 30, 2009 from 259 at September 30, 2008. FTE’s increased between the two periods due to restaffing needs following the terminated merger with Frontier Financial Corporation.

  FDIC premiums had a significant increase during the first nine months of 2009. During the second quarter of 2009, the FDIC levied a special one time assessment totaling 5 basis points of deposits on all insured depositories; the assessment totaled $400,000. Additionally, in February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. Assessment rates in 2008, for well-capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 will range from $0.12 to $0.16 per $100 of deposits annually. This assessment increase doubles the Company’s FDIC premiums as compared to 2008.

  OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles. The increase in expense during the first nine months of 2009 is related to $297,000 in repairs on several OREO properties in preparing them for sale and $382,000 in write downs of OREO properties.

Income Taxes: The Company’s consolidated effective tax rates for the third quarter of 2009 and 2008 were 30.67% and 32.60%, respectively. The effective tax rate for the first nine months of 2009 and 2008 were 30.50% and 32.33%, respectively. The quarterly and year-to-date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year-to-date and quarterly 2009 tax rates reflect a benefit from the New Market Tax Credit Program, whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns over the next seven years.

Financial Condition Overview

During 2009, the Company focused on maintaining its loan portfolio and increasing its deposit funding base. Loans at September 30, 2009 were at $816.3 million compared to $823.1 million at December 31, 2008. Deposits at September 30, 2009 increased to $812.1 million compared to $747.2 million at December 31, 2008. Shareholders’ equity increased to $109.6 million at September 30, 2009, primarily due to the issuance of $26.4 million of preferred stock to the U.S. Treasury Department in January 2009.

Loans: Total loans outstanding as of September 30, 2009 were $816.3 million, a decrease of $6.8 million from December 31, 2008. Loan portfolio growth during 2009 was primarily in the commercial real estate loans, which was offset by decreases in construction loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	September 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total
Commercial	$90,919	11.2%	$94,522	11.5%	$(3,603)
Real estate mortgages:
One-to-four family residential	55,914	6.9%	58,099	7.1%	(2,185)
Multi-family residential & commercial	354,449	43.6%	327,704	40.0%	26,745
Total real estate mortgages	410,363	50.4%	385,803	47.1%	24,560
Real estate construction:
One-to-four family residential	73,409	9.0%	101,022	12.3%	(27,613)
Multi-family and commercial	38,226	4.7%	44,401	5.4%	(6,175)
Total real estate construction	111,635	13.7%	145,423	17.7%	(33,788)
Consumer:
Indirect	105,358	12.9%	108,266	13.2%	(2,908)
Direct	95,449	11.7%	86,364	10.5%	9,085
Total consumer	200,807	24.7%	194,630	23.7%	6,177
Subtotal	813,724	100.0%	820,378	100.0%	(6,654)
Deferred loan costs, net	2,592		2,690		(98)
Less: allowance for loan losses	(15,882)		(12,250)		(3,632)
Total loans, net	$800,434		$810,818		$(10,384)

Credit Risks and Asset Quality

Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity. Company policies and applicable laws and regulations require risk analysis, as well as ongoing portfolio and credit management.

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans greater than ninety days and other real estate owned. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis.

The following table summarizes the Company’s nonperforming assets:

	Nonperforming Assets as of:
(Dollars in thousands)	September 30,	December 31,
	2009	2008
Nonaccrual loans	$3,179	$1,918
Restructured loans	––	––
Total nonperforming loans	3,179	1,918
Other real estate owned properties	5,012	2,226
Total nonperforming assets	$8,191	$4,144
Total impaired loans	$3,179	$1,918
Accruing loans past due 90 days or more	$––	$1
Potential problem loans(1)	$4,586	$5,168
Allowance for loan losses	$15,882	$12,250
Interest foregone on nonaccrual loans	$141	$118
Nonperforming loans to loans	0.39%	0.23%
Allowance for loan losses to loans	1.95%	1.49%
Allowance for loan losses to nonperforming loans	499.60%	638.67%
Nonperforming assets to total assets	0.85%	0.46%

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

	Allocation of the Allowance for Loan Losses as of:
	September 30, 2009			December 31, 2008			September 30, 2008
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)	Amount	Allowance(2)	Loans(1)
Balance applicable to:
Commercial	$1,447	9.1%	11.2%	$1,124	9.2%	11.5%	$1,082	9.2%	11.4%
Real estate mortgage	7,739	48.7%	50.4%	5,426	44.3%	47.1%	5,213	44.2%	46.5%
Real estate construction	2,347	14.8%	13.7%	2,258	18.4%	17.7%	2,244	19.0%	18.2%
Consumer	4,349	27.4%	24.7%	3,313	27%	23.7%	3,263	27.6%	23.9%
Unallocated	N/A	N/A%	N/A	129	1.1%	N/A	N/A	N/A	N/A
Total	$15,882	100%	100%	$12,250	100%	100%	$11,802	100%	100%

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Balance at beginning of period	$14,770	$11,585	$12,250	$11,126
Charge-offs:
Commercial	(63)	(485)	(620)	(1,107)
Real estate	(1,260)	(19)	(2,991)	(520)
Consumer
Direct	(218)	(295)	(570)	(604)
Indirect	(650)	(638)	(1,781)	(1,331)
Total charge-offs	$(2,191)	$(1,437)	$(5,962)	$(3,562)
Recoveries:
Commercial	208	29	474	176
Real estate	362	55	406	59
Consumer
Direct	31	69	104	140
Indirect	202	111	660	399
Total recoveries	$803	$264	$1,644	$774
Net charge-offs	(1,388)	(1,173)	(4,318)	(2,788)
Provision for loan losses	2,500	1,075	7,950	3,150
Balance at end of period	$15,882	$11,488	$15,882	$11,488

Indirect loans net charge-offs to average indirect loans	1.69%	1.89%	1.41%	1.12%
Other net charge-offs to average other loans	0.52%	0.36%	.60%	0.35%
Net charge-offs to average loans (1)	0.67%	0.57%	.70%	0.46%

(1) Excludes loans held for sale.

Deposits: Total deposits in the first nine months of 2009 increased $64.9 million to $812.0 million at September 30, 2009. The increase in deposits was in all deposit categories. The following table further details the major components of the deposit portfolio:

	Deposit Composition as of:
	September 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2009 vs. 2008
Noninterest-bearing demand	$104,761	12.9%	$91,482	12.2%	$13,279
NOW accounts	134,190	16.5%	119,115	15.9%	15,075
Money market	156,582	19.3%	143,855	19.3%	12,727
Savings	47,172	5.8%	41,161	5.5%	6,011
Time deposits	369,313	45.5%	351,546	47.1%	17,767
Total deposits	$812,018	100%	$747,159	100%	$64,859

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

	Wholesale Deposits as of:
	September 30, 2009		December 31, 2008
(Dollars in thousands)	Balance	% of Total	Balance	% of Total

Brokered time deposits	$7,500	14.4%	$10,000	20.5%
Mutual fund money market deposits	15,004	28.9%	26,002	53.4%
Certificate Deposit Account Registry System deposits	29,443	56.7%	12,727	26.1%
Total wholesale deposits	$51,947	100%	$48,729	100%

Wholesale deposits to total deposits		6.4%		6.5%

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

Certificate Deposit Account Registry System (“CDARS”) deposits are obtained through a broker and represent a reciprocal agreement, whereby the Company obtains a portion of time deposits from another financial institution, not to exceed $250,000 per customer. In return, the other financial institution obtains a portion of the Company’s time deposits. All CDARS deposits represent direct customer relationships with the Company, but for regulatory purposes are required to be classified as brokered deposits. Deposit maturities range between four weeks and twenty-four months.

Borrowings: Total borrowings outstanding in the first nine months of 2009 decreased $31.6 million to $35.8 million at September 30, 2009. The change in borrowings is attributable to a reduction of $20.0 million in other borrowings from the FHLB and $11.6 million in overnight borrowings. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

  FHLB Overnight Borrowings and Other Borrowed Funds: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short-term and long-term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At September 30, 2009, the Company had no outstanding overnight borrowings, and other borrowed funds totaling $10.0 million, with a fixed interest rate of 3.71% maturing in August 2010. The Company had a remaining unused line of credit of $152.4 million, subject to certain collateral and stock requirements.

  Federal Reserve Bank Borrowed Funds: The Company has available borrowing capacity with the Federal Reserve Bank of San Francisco. The Federal Reserve requires that the Company pledge certain loans provided certain standards related to creditworthiness have been met. As of September 30, 2009, the Company had no outstanding borrowings. The Company had unused borrowing capacity of $61.2 million, subject to certain collateral requirements.

  Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of September 30, 2009. Available borrowings under these lines of credit totaled $60.0 million as of September 30, 2009.

  Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $29.0 million to $109.6 million at September 30, 2009 from $80.6 million at December 31, 2008. The increase in shareholders’ equity was due principally to the issuance of $26.4 million of preferred stock to the U.S. Treasury Department in January 2009. These increases were offset by the payment of preferred stock dividends of $935,000 and common stock cash dividends of $1.5 million.

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

The Company used the $26.4 million TARP investment to bolster its capital position and provide additional lending opportunities within its communities.

On September 4, 2009, the Company filed a shelf registration statement for the sale of up to $75.0 million of its securities from time to time. The filing covers the sale of the Company's common stock, preferred stock, warrants, debt securities, units, stock purchase contracts and depositary shares. The Company intends to add the net proceeds from sale of securities under the shelf registration statement to its general funds, where they will also be available for general corporate purposes or such other purposes as described in any prospectus. Also, the Company might temporarily invest the net proceeds in short-term securities.

The Company will hold a special meeting of shareholders on November 12, 2009 to consider and vote upon a proposal to increase the number of authorized shares of common stock from 13.7 million to 35.0 million.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2009 and December 31, 2008.

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-capitalized	September 30,	December 31,
	capitalized		2009	2008
Total risk-based capital ratio
Company (consolidated)	8%	N/A	16.39%	13.23%
Whidbey Island Bank	8%	10%	16.26%	13.10%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	15.14%	11.98%
Whidbey Island Bank	4%	6%	15.00%	11.85%
Leverage ratio
Company (consolidated)	4%	N/A	14.16%	11.68%
Whidbey Island Bank	4%	5%	14.04%	11.54%

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meet its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures and the payment of preferred dividends on the $26.4 million of outstanding preferred stock.

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $11.9 million for the first nine months of 2009. Approximately $4.5 million was from net income from continuing operations, a $2.2 million decrease in other liabilities and an $8.0 million increase in provisions for loan losses. Net cash of $40.7 million was used in investing activities during the period, primarily for the purchase of investment securities of $44.5 million. Net cash provided by financing activities was $57.3 million for the first nine months of 2009. Increases in cash came from the issuance of preferred stock to the U.S. Treasury Department of $26.4 million, and the increase in deposits of $64.9 million. These increases were offset by $20.0 million in other borrowing payoffs and $11.6 million in overnight borrowings payoffs.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. As of September 30, 2009 and December 31, 2008, the Company’s commitments under letters of credit and financial guarantees amounted to $2.3 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2009, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2008. Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company's Form 10-K for year ended December 31, 2008 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

WASHINGTON BANKING COMPANY

Date: November 6, 2009	By /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Date: November 6, 2009	By /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer