Form 10-K
period 2009-12-31
WASHINGTON BANKING CO
filed 2010-03-12
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☒     Non-accelerated filer ☐     Smaller reporting company ☐
            (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  ☐Yes ☒ No

The aggregate market value of Common Stock held by non-affiliates of registrant at June 30, 2009 was approximately $86,242,653 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2009 of $9.42

The number of shares of registrant’s Common Stock outstanding at March 05, 2010 was 15,302,590.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement to be filed within 120 days of our 2009 fiscal year end	Part III, except the reports of the audit and compensation committees

Cross Reference Sheet

Location in Definitive Proxy Statement
Items required by Form 10-K

Form 10-K		Definitive Proxy Statement
Part and Item No.	Caption	Caption

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	Election of Directors and Beneficial Ownership and Section 16(a) Reporting Compliance
Item 11.	Executive Compensation	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	Security Ownership of Certain Beneficial Owners and Management
Item 13.	Certain Relationships, Related Transactions, and Director Independence	Interest of Management in Certain Transactions
Item 14.	Principal Accounting Fees and Services	Relationship with Independent Registered Public Accounting Firm

i

ii

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. These forward-looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and loan losses, and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially. In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission, Item 1a of the Annual Report- and the following factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made. Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.

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

Whidbey Island Bank is a Washington state-chartered bank that conducts a full-service, community, commercial banking business. The Bank also offers nondeposit managed investment products and services, which are not Federal Deposit Insurance Corporation (“FDIC”) insured. These programs are provided through the investment advisory companies Elliott Cove Capital Management LLC and DFC Services & DFC Insurance Services. Another nondeposit product offered through the Bank, which is not FDIC insured, is a sweep investment option available through a brokerage account.

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Master Trust and payments on the debentures are the sole revenues of the Master Trust. See Note 9- Trust Preferred Securities and Junior Subordinated Debentures to the consolidated financial statements for further details.

Rural One, LLC (“Rural One”) is a majority-owned subsidary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in federal tax credits related to the New Markets Tax Credit program.

At December 31, 2009, the Company had total assets of $1.1 billion, total deposits of $847 million and shareholders’ equity of $160 million. A more thorough discussion of the Company’s financial performance appears in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s website address is www.wibank.com. Reports filed by the Company under the Securities Exchange Act of the 1934 (the “Exchange Act”) reports are available free of charge from the Company’s website. The reports can also be obtained through the Securities and Exchange Commission’s (the “SEC”) EDGAR database at

http://www.sec.gov. The contents of the Company’s Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

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

Island County’s largest population center, Oak Harbor, is dominated by a large military presence with naval operations at NAS Whidbey Island. The jobs generated by NAS Whidbey contribute significantly to the county’s economy. Other primary industries providing employment for county residents are: education; health and social services; retail trade; and, manufacturing. Due to its natural beauty, the county attracts tourism and has a number of retirement communities.

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

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

			Has served as an
			executive officer
			of the Company or
Name	Age	Position	Bank since

John L. Wagner	66	President and Chief Executive Officer	2004
Joseph W. Niemer	58	Executive Vice President and Chief Credit Officer	2005
Richard A. Shields	50	Executive Vice President and Chief Financial Officer	2004

John L. Wagner. Mr. Wagner, 66, is the President and Chief Executive Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. In 2007, Mr. Wagner was promoted to the Chief Executive Officer of the Bank. On October 1, 2008 Mr. Wagner was promoted to the position of Chief Executive Officer of the Company. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Joseph W. Niemer. Mr. Niemer, 58, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.

Richard A. Shields. Mr. Shields, 50, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at Umpqua Bank that has grown substantially both organically and through multiple acquisitions.

Employees

The Company had 281 full time equivalent employees at December 31, 2009. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

The Company’s principal subsidiary, Whidbey Island Bank, provides services through eighteen bank branches in five counties located in northwestern Washington. The Company’s executive officers are fully involved and responsible for managing the day-to-day business of the Bank.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Federal Reserve Board (“FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State

Department of Financial Institutions – Division of Banks (“Division”). The FDIC insures the Bank’s deposits and in that capacity also regulates the Bank.

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

Federal Deposit Insurance. The deposits of the Bank are currently insured to the maximum amount allowable per depositor through the Deposit Insurance Fund (DIF) administered by the FDIC. In October 2008, the FDIC temporarily increased the amount of deposit insurance from $100,000 to $250,000 per depositor through June 30, 2013. The FDIC also made unlimited deposit insurance coverage available for non-interest bearing transactions accounts and certain low-interest NOW accounts through June 30, 2010 at institutions participating in the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The Bank is participating in the TLGP.

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

In December of 2008, the FDIC adopted a rule that would further amend the system for risk-based assessments and change assessment rates in attempts to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised seven basis points (annualized). Furthermore, the FDIC in February 2009 adopted additional modifications to the assessment system by requiring riskier institutions pay a larger share of the assessment. Characteristics of riskier institutions may include institutions with a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The modification also provides incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. These changes were effective beginning April 1, 2009.

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

Capital Adequacy. The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2009, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

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

Key components of the Sarbanes-Oxley Act are follows:

•	A prohibition on personal loans by the Company to its directors and executive officers except loans made by the Bank in accordance with federal banking regulations;

•	Independence requirements for Board audit committee members and the Company’s auditors;

•	Certification of Exchange Act reports by the chief executive officer, chief financial officer and principal accounting officer;

•	Disclosure of off-balance sheet transactions;

•	Expedited reporting of stock transactions by insiders; and,

•	Increased criminal penalties for violations of securities laws.

The Sarbanes-Oxley Act also requires:

•	Management to establish, maintain and evaluate disclosure controls and procedures;

•	Management to report on its annual assessment of the effectiveness of internal controls over financial reporting; and,

•	The Company’s external auditor to attest to the effectiveness of internal controls over financial reporting.

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

Emergency Economic Stabilization Act of 2008 (EESA). EESA granted broad powers to the U.S. Department of the Treasury, the FDIC and the Federal Reserve to stabilize the financial markets under the following programs:

•	the Capital Purchase Program allocated $250 billion to Treasury to purchase senior preferred shares and warrants to purchase commons stock from approved financial institutions;

•	the Troubled Asset Purchase Program allocated $250 billion to Treasury to purchase troubled assets from financial institutions, with Treasury to also receive securities issued by participating institutions;

•	the Temporary Liquidity Guaranty Program authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in non-interest bearing transactional deposit accounts of those institutions who elect to participate; and,

•	the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

Effects of Governmental Monetary Policies

Profitability in banking depends on interest rate differentials. In general, the difference between the interest earned on a bank’s loans, securities and other interest-earning assets and the interest paid on a bank’s deposits and other interest-bearing liabilities is the major source of a bank’s earnings. Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy for such purposes as controlling inflation and recession by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB, and the establishment of reserve requirements against certain deposits. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

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

A large percentage of the Company’s loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of the Company’s loan portfolio would lead to additional losses which could have a material adverse effect on the Company’s business, financial condition and results of operations

Approximately 64.6% of the Company’s loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced increasing levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

Future loan losses may exceed the allowance for loan losses

The Company has established a reserve for possible losses expected in connection with loans in the credit portfolio. This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding. The determination of the amount of loan loss allowance is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, the Company cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If the loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact results of operations and financial condition. Moreover, bank regulators frequently monitor banks’ loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require the Company to increase the allowance, which also would adversely impact revenues and financial condition.

Defaults may negatively impact the Company

Credit risk arises from the possibility that losses will be sustained if a significant number of borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. The Company has adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, which management believes are appropriate to minimize risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying the credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially affect results of operations.

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

Tightening of credit markets and liquidity needs could result in higher funding costs, adversely affecting net income

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

Internal control systems could fail to detect certain events

The Company is subject to many operating risks, including but not limited to data processing system failures and errors and customer or employee fraud. There can be no assurance that such an event will not occur, and if such an event is not prevented or detected by other Company’s internal controls and does occur, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s reputation in the business community and the Company’s business, financial condition, and results of operations.

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

The Company’s operations are geographically concentrated in Northwest Washington State and therefore are affected by local economic conditions

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

The Company’s banking operations are subject to extensive government regulation that is expected to become more burdensome, increase its costs and make it less competitive compared to financial services firms that are not subject to the same regulation

The Company is subject to government regulation that could limit or restrict it’s activities, which in turn could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as shareholders. These regulations can sometimes impose significant limitations on operations. Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions, and change the structure and jurisdiction of various regulatory agencies.

Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance.

Difficult market conditions have adversely affected the financial industry

The capital and credit markets have been experiencing volatility and disruption for more than twelve months. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity, generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions in the financial services industry. In particular, the following risks may be faced in connection with these events:

•	The Company expects to face increased regulation of the industry, including as a result of the EESA and ARRA. Compliance with such regulation may increase costs and limit the ability to pursue business opportunities.

•	Government stimulus packages and other responses to the financial crises may not stabilize the economy or financial system.

•	The Company’s ability to assess the creditworthiness of customers may be impaired if the models and approaches the Company uses to select, manage, and underwrite customers become less predictive of future behaviors.

•	The process the Company uses to estimate losses inherent in its credit exposure requires difficult, subjective, and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of the Bank’s borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•	The Company will be required to pay significantly higher Federal Deposit Insurance Corporation premiums because market developments have significantly depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

•	There may be downward pressure on the Company’s stock price.

•	The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions and government sponsored entities.

•	The Company may face increased competition due to intensified consolidation of the financial services industry.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience an adverse effect, which may be material, on the Company’s ability to access capital and on the Company’s business, financial condition and results of operations.

Because of the Company’s participation in the Troubled Asset Relief Program, the Company is subject to several restrictions including restrictions on its ability to declare or pay dividends and to repurchase its shares, as well as restrictions on compensation paid to its executives

On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the TARP Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share, and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

On November 30, 2009, the Company completed the public sale of a total of 5,750,000 shares of common stock at a price of $9.00 per share, after giving effect to the sale of the shares being sold pursuant to the over-allotment option, for gross proceeds of approximately $51.8 million. The Company received net proceeds, after underwriting, legal and accounting expenses, of $49.0 million. Under the terms of the Agreement the number of warrants outstanding, to purchase shares of common stock, held by the U.S. Treasury was reduced by 50%, to 246,082 shares.

The financial services industry is highly competitive

Competition may adversely affect the Company’s performance. The financial services business is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. The Company faces competition both in attracting deposits and in originating loans. Compeitition for loan’s principally through the pricing of interest rates and loan fees, and the efficiency and quality of services. Increasing levels of competition in the banking and financial services industries may reduce market share or cause the prices charged for services to fall. Results may differ in future periods depending upon the nature or level of competition.

Shares eligible for future sale could have a dilutive effect

Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 35,000,000 shares of Company’s common stock authorized, of which 15,297,801 shares were outstanding as of December 31, 2009.

The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on the Company’s earnings and liquidity

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the year ended December 31, 2009, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

At December 31, 2009, the Company held $2.4 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, the Company anticipates that its investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.

At December 31, 2009, the Company held minimal cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Pacific Coast Banker’s Bank, the Federal Reserve Bank of San Franscisco or on hand in branch office vaults.

At December 31, 2009, the Company maintained a line of credit with the FHLB of Seattle equal to 17% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2009, the Company was in compliance with collateral requirements and $153.2 million of the line of credit was available for additional borrowings. The Company is dependent on the FHLB of Seattle as a source of wholesale funding for immediate liquidity and borrowing needs.

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

The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2009, the Bank conducted business at 18 branch locations, thirteen of which are owned by the Bank, including the main office in Coupeville, WA, and five are leased under various agreements. The Company owns two properties which are used for administrative purposes. The Company leases an additional administrative building.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Select Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of

March 5, 2010, the Company’s common stock was held of record by approximately 438 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by the Nasdaq National Market System and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2009 and 2008, as adjusted for stock dividends and splits:

	2009			2008
	High	Low	Dividend	High	Low	Dividend

First quarter	$9.20	$6.09	$0.065	$16.99	$13.47	$0.060
Second quarter	10.05	6.85	0.065	17.73	7.90	0.065
Third quarter	9.96	8.59	0.025	10.61	6.85	0.065
Fourth quarter	12.46	8.80	0.025	9.19	7.00	0.065

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, and the dividend restrictions imposed upon the Bank by applicable banking law. In addition, the Company may not increase the dividend payable on the common stock for as long as the Series A Preferred Stock remains outstanding. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company, its subsidiaries and its predecessors by merger that were in effect at December 31, 2009.

Equity Compensation Plan Information
	(A)	(B)	(C)
Number of securities
		Weighted	remaining available for
	Number of securities	average exercise	future issuance under
	to be issued upon	price of	equity compensation
	exercise of	outstanding	plans excluding
	outstanding options,	options, warrants	securities reflected in
Plan category	warrants and rights	and rights	column (A)

Equity compensation plans approved by security holders
1998 stock option and restricted award plan(1)	42,915	$5.23	—
2005 stock incentive plan(2)	208,662	$9.52	573,529
Total

(1)	The 1998 plan was terminated as to further grants upon the adoption of the Company’s 2005 stock incentive plan.

(2)	The 2005 plan is currently the only stock award plan available for new grants.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2009.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2009.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2009, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1 billion) and (4) Total Return for SNL Bank $1 Billion to $5 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $1 billion and $5 billion).

The graph assumes $100 was invested on December 31, 2004, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09

Washington Banking Company	100.00	135.89	158.39	151.14	85.20	119.40
NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31
SNL Bank NASDAQ	100.00	96.95	108.85	85.45	62.06	50.34
SNL Bank $500M-$1B	100.00	104.29	118.61	95.04	60.90	58.00
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Source: SNL Financial LC,

Charlottesville, VA (434) 977-1600 © 2010

Item 6.	Selected Financial Data

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

	Years Ended December 31
(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005

Operating data:
Total interest income	$54,393	$58,782	$62,368	$55,185	$45,582
Total interest expense	14,019	20,834	24,810	18,441	11,566

Net interest income	40,374	37,948	37,558	36,744	34,016
Provision for loan losses	(10,200)	(5,050)	(3,000)	(2,675)	(2,250)

Net interest income after provision	30,174	32,898	34,558	34,069	31,766
Service charges on deposits	3,426	2,987	3,135	3,296	3,150
Other noninterest income	4,235	3,899	4,355	3,954	4,357

Total noninterest income	7,661	6,886	7,490	7,250	7,507
Noninterest expense	28,734	27,523	28,471	27,530	25,225

Income before income taxes	9,100	12,261	13,577	13,789	14,048
Provision for income taxes	2,886	3,929	4,179	4,298	4,580

Net income before preferred dividends	6,214	8,332	9,398	9,491	9,468
Preferred dividends	1,600	—	—	—	—

Net income available to common shareholders	$4,614	$8,332	$9,398	$9,491	$9,468

Average number of shares outstanding, basic	10,011,000	9,465,000	9,365,000	9,217,000	9,098,000
Average number of shares outstanding, diluted	10,034,000	9,513,000	9,493,000	9,490,000	9,428,000
Per share data (1):
Net income per common share, basic	$0.46	$0.88	$1.00	$1.03	$1.04
Net income per common share, diluted	0.46	0.88	0.99	1.00	1.00
Book value per common share	8.79	8.47	7.78	7.07	6.27
Dividends per common share	0.18	0.26	0.23	0.20	0.18
Balance sheet data:
Total assets	$1,045,871	$899,631	$882,289	$794,545	$725,976
Federal funds sold	—	—	—	—	21,095
Loans receivable	813,852	823,068	805,862	719,580	630,258
Allowance for loan losses	16,212	12,250	11,126	10,048	8,810
Other real estate owned	4,549	2,226	1,440	363	—
Deposits	846,671	747,159	758,354	703,767	637,489
Overnight borrowings	—	11,640	20,500	3,075	—
Other borrowed funds	10,000	30,000	—	—	10,000
Junior subordinated debentures	25,774	25,774	25,774	15,007	15,007
Preferred securities	24,995	—	—	—	—
Total shareholders’ equity	159,521	80,560	73,570	66,393	57,849
Selected performance ratios:
Return on average assets	0.66%	0.94%	1.12%	1.25%	1.37%
Return on average common equity	7.11%	10.82%	13.52%	15.36%	17.87%
Net interest margin (fully tax-equivalent)	4.63%	4.60%	4.89%	5.25%	5.33%
Net interest spread	4.27%	4.18%	4.32%	4.73%	4.99%
Noninterest expense to average assets	3.05%	3.09%	3.40%	3.64%	3.64%
Efficiency ratio (fully tax-equivalent)	59.01%	60.63%	62.31%	62.07%	60.37%
Dividend payout ratio	37.09%	29.01%	23.07%	19.58%	16.97%

	Years Ended December 31
(Dollars in thousands, except per share amounts)	2009	2008	2007	2006	2005

Asset quality ratios:
Nonperforming loans to period-end loans	0.42%	0.23%	0.35%	0.51%	0.34%
Allowance for loan losses to period-end loans	1.99%	1.49%	1.38%	1.40%	1.40%
Allowance for loan losses to nonperforming loans	477.51%	638.67%	391.90%	276.19%	408.06%
Nonperforming assets to total assets	0.76%	0.46%	0.48%	0.50%	0.30%
Net loan charge-offs to average loans outstanding	0.76%	0.48%	0.25%	0.20%	0.22%
Total risk-based capital	22.15%	13.23%	12.45%	11.52%	11.52%
Tier 1 risk-based capital	20.89%	11.98%	11.14%	10.27%	10.28%
Leverage ratio	18.73%	11.68%	11.29%	10.24%	10.26%
Average equity to average assets	8.44%	8.65%	8.30%	8.17%	7.65%
Other data:
Number of banking offices	18	19	20	20	19
Number of full time equivalent employees	281	258	283	324	296

(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006 and 4-for-3 stock split distributed on May 17, 2005.

Summary of Quarterly Financial Information

See Item 8 – Financial Statements and Supplementary Data, Note 22 – Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8 – Financial Statements and Supplementary Data.

Executive Overview

2009 was a challenging year for the Company. The Company fared better than many in the banking industry but was still challenged by nonperforming loans and a poor economic environment. The Company’s results included:

•	Net income per diluted common share was $0.46 in 2009 compared to $0.88 in 2008. Net income was directly impacted by the Company’s decision to increase the provision for loan losses in response to the deterioration of the loan portfolio. Provision for loan losses increased 100% to $10.2 million in 2009, compared to $5.1 million in 2008.

•	Allowance for loan losses to total loans increased to 1.99% of total loans at year end 2009 from 1.49% of total loans in 2008.

•	Net charge-offs to average loans was 0.76% in 2009 compared to 0.48% in 2008.

•	Nonperforming assets to total assets was 0.76% at year end 2009 compared to 0.46% in 2008.

•	The Company’s net interest margin, on a tax-equivalent basis, was stable during 2009. The net interest margin was 4.63% in 2009 compared to 4.60% in 2008.

During 2009 the Company was able to bolster its capital position through the following actions:

•	In January 2009, the Company raised $26.4 million by issuing 26,380 shares of Series A Preferred Stock for $1,000 per share to the United States Department of the Treasury as a voluntary participant in the Treasury’s Troubled Asset Relief Program’s Capital Purchase Plan (“TARP-CPP”).

•	In November 2009, the Company performed a secondary common stock offering and raised $49.0 million in new capital.

•	The Company’s capital ratios exceed regulatory requirements for well-capitalized banks. Total risk based capital to risk-adjusted assets was 22.15% compared to 13.23% in 2008.

Summary of Critical Accounting Policies

Significant accounting policies are described in the consolidated financial statements in Note 1 – Summary of Significant Accounting Policies. Several of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

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

Stock-based Compensation: Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards 505-50-05, Share-Based Payment, a revision to the previously issued guidance on accounting for stock options and other forms of equity-based compensation. The Company recognizes in the income statement the grant-date fair value of stock awards issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Significant variables used to estimate the fair value of the stock options granted include volatility, forfeiture rate and expected life. The Company’s assumptions utilized at the time of grant impact the fair value of the stock option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the stock award.

Results of Operations Overview

For the year ended December 31, 2009, net income available to common shareholders was $4.6 million, or $0.46 per diluted common share, a 45% decrease compared to 2008. The decrease in net income available to common shareholders was principally attributable to increased provision for loan losses and cash dividends on preferred stock issued under the TARP-CPP program. For the year ended December 31, 2008, net income available to common shareholders was $8.3 million, or $0.88 per diluted common share compared to $9.4 million or $0.99 per diluted common share in 2007. The decrease in net income available to common shareholders was principally attributed to increases in provisions for loan losses and other expenses related to the retirement of the Company’s former CEO.

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity); and,

•	The volume of noninterest-earning assets, market interest rate fluctuations, and asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

Net Interest Income Analysis as of:

	Years Ended December 31
	2009			2008			2007
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(Dollars in thousands)	balance	earned/paid	Yield	balance	earned/paid	yield	balance	earned/paid	yield

Assets
Loans (1) (2)	$823,438	53,558	6.50%	$819,468	$58,607	7.13%	$759,242	$61,911	8.15%
Federal funds sold	22,997	38	0.17%	2,760	28	1.02%	2,395	121	5.06%
Interest-bearing cash	704	15	2.09%	408	8	1.94%	964	52	5.39%
Investments:
Taxable	24,138	743	3.08%	9,522	397	4.16%	12,198	547	4.48%
Non-taxable (2)	15,793	696	4.41%	5,298	301	5.66%	6,497	384	5.91%

Interest-earning assets	887,070	55,050	6.21%	837,456	59,341	7.07%	781,296	63,015	8.07%
Noninterest-earning assets	54,101			53,133			55,442

Total assets	$941,171			$890,589			$836,738

Liabilities and Shareholders’ Equity
Deposits:
Interest-bearing demand and money market	$279,253	2,301	0.82%	$262,959	4,070	1.54%	$268,817	$7,049	2.62%
Saving deposits	44,890	114	0.25%	41,662	167	0.40%	46,152	311	0.67%
Time deposits	360,194	10,505	2.92%	352,137	14,205	4.02%	316,308	15,309	4.84%

Interest-bearing deposits	684,337	12,290	1.89%	656,758	18,442	2.80%	631,277	22,669	3.59%
Fed funds purchased	517	4	0.82%	12,503	352	2.80%	4,480	242	5.40%
Junior subordinated debentures	25,774	665	2.58%	25,774	1,254	4.85%	23,061	1,762	7.64%
Other interest-bearing liabilities	15,206	430	2.83%	23,060	786	3.40%	2,493	137	5.49%

Interest-bearing liabilities	725,834	14,019	1.93%	718,095	20,834	2.89%	661,311	24,810	3.75%
Noninterest-bearing deposits	101,367			91,891			100,830
Other noninterest-bearing
liabilities	2,388			3,605			5,109

Total liabilities	829,589			813,591			767,250
Shareholders’ equity	111,582			76,998			69,488

Total liabilities and shareholders’ equity	$941,171			$890,589			$836,738

Net interest income (2)		41,031			$38,507			$38,205

Net interest spread			4.27%			4.18%			4.32%

Net interest margin (2)			4.63%			4.60%			4.89%

(1)	Of this amount, loan fees accounted for $2,474, $2,690, and $2,406, for the years ended December 31, 2009, 2008 and 2007, respectively. Loan totals include nonaccrual loans.

(2)	Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 35.0% for the years ended December 31, 2009, 2008 and 2007. These adjustments were $658, $559, and $647, for the years ended December 31, 2009, 2008 and 2007, respectively.

Net interest income on a taxable-equivalent basis totaled $41.0 million at December 31, 2009 compared with $38.5 million in 2008. Changes in net interest income during the year were principally caused by a faster decrease in interest paid on interest-bearing deposits and liabilities than interest rates earned on interest-bearing assets. Also contributing to the increase was an increase in noninterest-bearing liabilities.

The Company’s yields were impacted in 2009 due to the changing interest rate enviroment. The yield on interest-earning assets was 6.21% for 2009, a decrease of 86 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. The yield on interest-bearing liabilities was 1.93%, a decrease of 96 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits, lower interest rates on short term borrowings and junior subordinated debentures. Additional information concerning the refinancing of the junior subdorinated debentures can be found in the borrowing section of Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equilavent basis was 4.63% for 2009 compared to 4.60% for the same period in 2008.

Net interest income on a tax-equivalent basis totaled $38.5 million at December 31, 2008 compared to $38.2 million in 2007. Changes in net interest income were principally caused by an increase in average interest-earning assets due to strong loan growth, coupled with a decrease in rates paid on average interest-bearing liabilities.

The yield on interest-earning assets decreased 100 basis points to 7.07% at December 31, 2008 compared to 8.07% in 2007. This decrease was primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. The yield on interest-bearing liabilities was 2.89% at December 31, 2008 compared to 3.75% in 2007. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits, lower interest rates on short term borrowings and junior subordinated debentures.

Net interest margin on a taxable-equilavent basis was 4.60% at December 31, 2008 compared to 4.89% in 2007. The decrease in net interest margin in 2008 resulted from an increase in average interest-earning assets, coupled with flat growth in net interest income.

The following table details the effects of rates plus volume over the last two years:

Interest Rate & Volume Analysis

	2009 compared to 2008			2008 compared to 2007
	Increase (decrease) due to (2)			Increase (decrease) due to (2)
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Loans (1) (3)	$286	$(5,335)	$(5,049)	$5,699	$(9,003)	$(3,304)
Federal funds sold	11	(1)	10	22	(115)	(93)
Interest-earning cash	6	1	7	(21)	(23)	(44)
Securities (1)	862	(121)	741	(179)	(54)	(233)

Total interest income	$1,165	$(5,456)	$(4,291)	$5,521	$(9,195)	$(3,674)

Interest-bearing demand deposits	$270	$(2,039)	$(1,769)	$(150)	$(2,829)	$(2,979)
Savings deposits	15	(68)	(53)	(28)	(116)	(144)
Time deposits	333	(4,033)	(3,700)	2,252	(3,356)	(1,104)
Fed funds purchased	(200)	(148)	(348)	150	(40)	110
Junior subordinated debentures	—	(589)	(589)	242	(750)	(508)
Other borrowings	(237)	(119)	(356)	680	(31)	649

Total interest expense	$181	$(6,996)	$(6,815)	$3,146	$(7,122)	$(3,976)

(1)	Interest income on non-taxable investments is presented on a fully tax-equivalent basis using the federal statutory rate of 35.0% for the years ended December 31, 2009, 2008 and 2007.

(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

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

In 2009, the provision for loan losses increased to $10.2 million, compared with $5.1 million in 2008. Changes in the provision were due to higher net charge-offs of $6.2 million in 2009, compared with $3.9 million in 2008, and internal downgrades of credit within the portfolio as compared to 2008. At year-end 2009, the allowance for loan losses as a percent of total loans was 1.99% as compared to 1.49% in 2008.

In 2008, the provision for loan losses increased to $5.1 million, compared with $3.0 million in 2007. Changes in the provision were due to higher net charge-offs of $3.9 million in 2008, compared with $1.9 million in 2007 and continued loan portfolio growth as compared to 2007. At year-end 2008, the allowance for loan losses as a percent of total loans was 1.49% as compared to 1.38% in 2007.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company’s Bank Owned Life Insurance (“BOLI”) policies. The following table presents the key components of noninterest income:

Noninterest Income as of:

	Years Ended December 31			Change	Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Service charges and fees	$3,426	$2,987	$3,135	$439	$(148)
Electronic banking income	1,397	1,333	1,252	64	81
Investment products	532	338	364	194	(26)
Bank owned life insurance	153	306	587	(153)	(281)
Income from sale and servicing of SBA loans	180	259	490	(79)	(231)
Income from sale of loans	865	223	667	642	(444)
Other income	1,108	1,440	995	(333)	445

Total noninterest expense	$7,661	$6,886	$7,490	$774	$(604)

The changes in noninterest income in 2009 compared to 2008 were related to the following areas:

•	Service charges and fees increase is principally attributable to the increased volume of transaction deposit accounts.

•	Income from the sale of investment products increased due to increased sales of annuity products to customers seeking more stable investment options.

•	BOLI income in 2009 was impacted by a net reversal of $158,000 of BOLI income in the fourth quarter. The reversal was a result of a stable value agreement for the BOLI policy which was activated by the decline in the market value of the assets. The Company anticipates that the BOLI plan will contribute normal earnings in the future.

•	Income from the sale of loans increased to normal levels, as compared to 2007, due to a refinancing boom in 2009 and a return to normal operations. Income in 2008 was impacted by the terminated merger with Frontier Financial Corporation.

•	Other income was stable, as compared to 2007. In 2008, the Company had a loan fee adjustment of $342,000 which increased income.

The changes in noninterest income in 2008 compared to 2007 were related to the following areas:

•	Service charges and fees decrease is principally attributable to the decreased volume of transaction deposit accounts.

•	Electronic banking income consists primarily of ATM service charges. The increase was principally due to increased ATM transaction volume.

•	BOLI income in 2008 was impacted by the performance of the mortgage-backed securities market. During the third quarter of 2008, the Company renegotiated with an insurance carrier and investment manager to invest the BOLI assets into more stable investments with a more consistent yield.

•	Income from the sale of SBA loans decreased due to lower volumes of SBA loan originations. Additionally, the Company did not sell SBA loans during the third and fourth quarters of 2008 due to unfavorable premiums for SBA loans in the secondary financial market.

•	Income from the sale of loans decreased due to lower volumes of loan originations. The level of loan originations was impacted by a slowdown in lending on 1-4 family homes during the first nine months of 2008. Additionally, loan originations for the Company were impacted by the terminated merger with Frontier Financial Corporation. Under the proposed merger, the department originating real estate loans for sale was to be closed at the time of the merger.

•	Other noninterest income principally increased in 2008 due to a non-recurring loan fee adjustment of $342,000.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. As a result of improving operating efficiencies, the Company continued to successfully manage noninterest expense in 2009 and 2008.

The Company’s efficiency ratio was relatively stable at 59.01% in 2009 as compared to 60.63% in 2008. As detailed in the table below, noninterest expense was directly impacted by one time charges for employee separation expenses and merger related expenses. The following table presents the key components of noninterest expense:

Noninterest Expense as of:

	Years Ended December 31			Change	Change
(Dollars in thousands)	2009	2008	2007	2009 vs. 2008	2008 vs. 2007

Salaries and benefits	$16,567	$17,148	$19,777	$(581)	$(2,629)
Less: loan origination costs	(2,193)	(1,775)	(2,695)	(418)	920

Net salaries and benefits (as reported)	14,374	15,373	17,082	(999)	(1,709)
Occupancy expense	4,244	3,762	3,805	482	(43)
Employee separation expense	—	874	—	(874)	874
Consulting and professional fees	811	794	735	17	59
Data processing	555	625	663	(70)	(38)
Office supplies and printing	799	572	558	227	14
FDIC premiums	1,374	499	219	875	280
OREO and repossession expense	1,531	406	192	1,125	214
Merger related expenses	—	266	513	(266)	(247)
Other	5,046	4,352	4,704	694	(352)

Total noninterest expense	$28,734	$27,523	$28,471	$1,211	$(948)

The changes in noninterest expenses in 2009 compared to 2008 were related to the following areas:

•	Salaries and benefits decreased due to management’s decision not to accrue a bonus and to implement a salary freeze in 2009 for all exempt positions. In 2008, the Company paid bonuses totaling $1.1 million. The Company’s number of full time equivalent employees (FTEs) increased to 281 at December 31, 2009 from 258 at year end 2008. FTE’s increased between the two periods due to restaffing needs following the terminated merger with Frontier Financial Corporation.

•	Occupancy expense increased primarily due to the addition of a new administrative center and the full year impact of several new branches.

•	Office supplies and printing increased due to printing costs related to ongoing marketing campaigns and outsourced bank statement printing.

•	The FDIC premiums in 2009 increased due to two factors. In the second quarter of 2009, the FDIC levied a special one-time assessment totaling 5 basis points of deposits on all insured depositories. The assessment totaled $400,000. Additionally, in February 2009, the FDIC adopted final rules which increased the assessment rates paid on deposits. Assessment rates in 2008, for well capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 range from $0.12 to $0.16 per $100 of deposits annually. This assessment doubled the Company’s FDIC premiums as compared to 2008.

•	OREO and repossession expense represents costs that the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write downs or gains/losses on the sale of OREO properties. The increase in expense in 2009 is related to $567,000 in write downs and $606,000 in improvements and maintenance of OREO properties.

The changes in noninterest expenses in 2008 compared to 2007 were related to the following areas:

•	Salaries and benefits decreased due to the reduction of full time equivalent employees (FTEs). The Company’s number of FTEs decreased to 258 at December 31, 2008 from 283 at year end 2007. A number of those employees left subsequent to the announcement of the proposed merger with Frontier Financial Corporation.

•	Employee separation expense in 2008 consisted primarily of a one-time charge for the recognition of severance expense involving the retirement of the Company’s former CEO.

•	FDIC premiums increased due to increases in the assessment paid on deposits.

•	Merger related expenses in 2008 consisted of expenses associated with the terminated merger with Frontier Financial Corporation. These expenses were recognized during the first and second quarters of 2008. On November 25, 2008, the parties settled all legal claims concerning the merger agreement, whereby neither company would make any payment under the terminated merger arrangement.

Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, increased to 31.71%, in 2009 compared to an effective tax rate of 32.04% and 30.78% for 2008 and 2007, respectively. The effective tax rate is lower than the federal statutory rate of 35.00% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank is expected to utilize approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8- Financial Statements and Supplementary Data, Note 9- Income Taxes of the consolidated financial statements.

Financial Condition Overview

Loans at December 31, 2009 were $813.9 million compared to $823.1 million at December 31, 2008. Deposits at December 31, 2009 increased 13% to $846.7 million compared to $747.2 million at December 31, 2008. Shareholders’ equity increased $78.9 million to $159.5 million, primarily due to $26.4 million of capital received under the TARP-CPP programs and $49.0 million of capital from a common stock offering that closed in November 2009. Tangible book value was $8.79 per share at December 31, 2009. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio mitigates interest rate risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds and a source of liquidity. In 2009, total investment securities increased $63.0 million to $80.8 million at December 31, 2009. The increase was a result of the Company actively adding investment securities during 2009 due to decreased loan demand and additional cash proceeds of the stock offering. During 2008, total investment securities increased $4.0 million compared to $13.8 million at December 31, 2007.

The Company’s investment portfolio mix, based upon market value, is outlined in the table below:

Investment Portfolio as of:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007

U.S. government agency securities	$37,193	$9,737	$8,537
U.S. treasury securities	23,983	—	—
Pass-through securities	666	40	78
Corporate obligations	1,037	1,044	—
State & political subdivisions	17,954	6,977	5,217

Total (1)	$80,833	$17,798	$13,832

(1)	No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The weighted average contractual life of the Company’s investment portfolio in 2009 decreased to 4.8 years from 5.0 years in 2008. The following table further details the Company’s investment portfolio, based upon market value at December 31, 2009. Additional information about the investment portfolio is provided in Item 8- Financial Statements and Supplementary Data, Note 3-Investment Securities of the consolidated financial statements.

Investment Portfolio Maturities and Average Yield

	December 31, 2009
	Within 1	1-5	5-10	Over 10
(Dollars in thousands)	year	years	years	years	Total

U.S. government agency securities balance	$—	$37,193	$—	$—	$37,193
Weighted average yield	—	3.74%	—	—	3.74%
U.S treasury securities balance	—	23,983	—	—	23,983
Weighted average yield	—	1.43%	—	—	1.43%
Pass-through securities balance	—	—	—	666	666
Weighted average yield	—	—	—	4.94%	4.94%
Corporate securities balance	—	1,037	—	—	1,037
Weighted average yield	—	3.10%	—	—	3.10%
State and political subdivisions balance	537	4,454	5,216	7,747	17,954
Weighted average yield	4.10%	3.73%	3.44%	4.23%	3.88%

Total balance	$537	$66,667	$5,216	$8,413	$80,833

Weighted average yield	4.10%	3.00%	3.44%	4.58%	3.04%

Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. In 2009, loans, exlcuding net deferred loan costs, decreased 1.0% or $9.2 million to $813.9 million compared to $823.1 million in 2008. In 2009, the Company loan mix changed. Commerical real estate loans grew to represent 44.5% of the portfolio, while the Company purposely decreased the real estate construction to 13.6% of the portfolio. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.

Loan Portfolio Composition as of:

	December 31
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial	$93,295	11.5%	$94,490	11.5%	$101,268	12.6%	$81,845	11.4%	$78,208	12.5%

Real estate mortgages:

One-to-four family residential	53,314	6.6%	58,099	7.1%	56,636	7.0%	54,554	7.6%	45,326	7.2%

Commercial	360,745	44.5%	327,704	40.0%	297,846	37.1%	248,182	34.6%	218,260	34.7%

Total real estate mortgages	414,059	51.0%	385,803	47.1%	354,482	44.1%	302,736	42.2%	263,586	41.9%

Real estate construction	110,276	13.6%	145,455	17.7%	146,719	18.3%	144,508	20.1%	114,176	18.1%

Consumer	193,748	23.9%	194,630	23.7%	200,987	25.0%	188,490	26.3%	173,270	27.5%

Subtotal	811,378	100.0%	820,378	100.0%	803,456	100.0%	717,579	100.0%	629,240	100.0%

Less: allowance for loan losses	(16,212)		(12,250)		(11,126)		(10,048)		(8,810)

Deferred loan costs, net	2,474		2,690		2,406		2,001		1,018

Loans, net	$797,640		$810,818		$794,736		$709,532		$621,448

The Company’s loan portfolio is comprised of the following loan types:

•	Commercial Loans: Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

•	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

•	Commercial Real Estate Loans: Commercial real estate loans are secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space. Loans secured by commercial real estate may involve a greater degree of risk than one-to-four family residential loans. Payments on such loans are often dependent on successful business management operations.

The composition of the commercial real estate loan portfolio by loan type is as follows:

	December 31
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial real estate:

Office	$113,694	31.5%	$109,917	33.5%	$99,383	33.4%	$77,227	31.1%	$53,566	24.5%

Retail	144,102	39.9%	127,687	39.0%	124,476	41.8%	112,931	45.5%	72,560	33.2%

Industrial	57,545	16.0%	41,871	12.8%	34,123	11.5%	27,033	10.9%	22,914	10.5%

Hospitality	21,659	6.0%	21,502	6.6%	20,393	6.8%	12,351	5.0%	8,625	4.0%

Other	23,745	6.6%	26,727	8.2%	19,471	6.5%	18,640	7.5%	60,595	27.8%

Total commercial real estate	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%	$248,182	100.0%	$218,260	100.0%

The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31
(Dollars in thousands)	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Commercial real estate:

Owner Occupied	$183,137	50.8%	$172,258	49.6%	$145,200	48.8%	$127,712	51.5%	$134,465	61.6%

Non-Owner Occupied	177,608	49.2%	155,446	50.4%	152,646	51.2%	120,470	48.5%	83,795	38.4%

Total commercial real estate	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%	$248,182	100.0%	$218,260	100.0%

•	Real Estate Construction Loans: Real estate construction loans consist of three types: 1) commercial real estate, 2) one-to-four family residential construction, and 3) speculative construction.

•	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

•	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homebuyer is the borrower.

•	Speculative Construction: Speculative construction provides financing to builders for the construction of pre-sold homes and speculative residential construction. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions.

The composition of the real estate construction loan portfolio by loan type is as follows:

	December 31
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
(Dollars in thousands)	Balance	total	Balance	total	Balance	total	Balance	total	Balance	total

Real estate construction:

Commercial	$13,805	12.5%	$22,344	15.4%	$28,092	19.2%	$32,690	22.6%	$29,880	20.3%

Residential	11,867	10.8%	26,315	18.1%	34,951	23.8%	46,719	32.3%	37,506	35.5%

Land development commercial	6,608	6.0%	8,965	6.2%	4,914	3.3%	4,288	3.0%	3,152	3.0%

Land development residential	37,623	34.1%	35,767	24.6%	29,643	20.2%	23,815	16.5%	18,606	17.6%

Raw land commercial	13,087	11.9%	12,343	8.5%	11,692	8.0%	11,231	7.8%	889	0.8%

Raw land residential	27,287	24.7%	38,088	26.2%	36,057	24.6%	24,583	17.0%	22,669	21.4%

Other	—	N/A	1,633	1.0%	1,370	0.9%	1,182	0.8%	1,474	1.4%

Total real estate construction	$110,277	100.0%	$145,455	100.0%	$146,719	100.0%	$144,508	100.0%	$114,176	100.0%

•	Consumer Loans: The Company’s consumer loan portfolio consists of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans.

•	Direct Consumer Loans: Direct consumer loans consist of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans originated directly by the Bank’s loan officers.

•	Indirect Consumer Loans: The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. The Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 90% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2009, the Company sold total guaranteed portions of SBA loans in the amount of $1.6 million, compared with $2.9 million in 2008. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

Maturity and Sensitivity of Loans to Changes in Interest Rates

	Maturing
(Dollars in thousands)	Within 1 year	1 - 5 years	After 5 years	Total

Commercial	$40,540	$32,575	$20,180	$93,295
Real estate construction:
One-to-four family residential	55,817	15,692	4,536	76,046
Commercial	18,067	12,593	3,572	34,231

Total real estate construction	73,884	28,285	8,108	110,277

Total	$114,424	$60,860	$28,288	$203,572

Fixed-rate loans	$9,650	$26,973	$2,276	$38,899
Variable-rate loans	104,774	33,887	26,012	164,673

Total	$114,424	$60,860	$28,288	$203,572

At December 31, 2009, approximately 69% of these variable rate loans had an interest rate floor in place.

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

The following table summarizes the Company’s nonperforming assets for the past five years:

Nonperforming Assets as of:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Nonaccrual loans	$3,395	$1,918	$2,839	$3,638	$2,159
Restructured loans	—	—	—	—	—

Total nonperforming loans	3,395	1,918	2,839	3,638	2,159
Other real estate owned	4,549	2,226	1,440	363	—

Total nonperforming assets	$7,944	$4,144	$4,279	$4,001	$2,159

Impaired loans	$3,395	$1,918	$2,839	$3,638	$2,159
Accruing loans past due ≥ 90 days	—	1	—	30	—
Potential problem loans(1)	4,586	5,168	—	—	—
Allowance for loan losses	16,212	12,250	11,126	10,048	8,810
Interest foregone on nonaccrual loans	108	118	154	265	185
Nonperforming loans to loans	0.42%	0.23%	0.35%	0.51%	0.34%
Allowance for loan losses to loans	1.99%	1.49%	1.38%	1.40%	1.40%
Allowance for loan losses to nonperforming loans	477.51%	638.67%	391.90%	276.19%	408.06%
Nonperforming assets to total assets	0.76%	0.46%	0.49%	0.50%	0.30%

(1)	Potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms but the loans do not presently meet the criteria to be classified as impaired.

The following table summarizes the Company’s other real estate owned portfolio for the past year:

Other Real Estate Owned Activity

(Dollars in thousands)	December 31, 2009

Balance at beginning of period	$2,226
Additions	6,590
Capitalized improvements	415
Write downs	(567)
Transfers	(104)
Sales	(4,011)

Balance at end of period	$4,549

On properties sold in 2009, the Company recognized a net gain of $68,000. The Company had a total of six properties at December 31, 2009. All six properties were classified as other real estate owned within the last four months of 2009.

Allowance for Loan Losses: The allowance for loan losses is the Company’s most significant estimate and is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The Company’s methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

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

allowance. Loss factors are based on historical loss experience and are adjusted for significant factors that, in managements’ judgment, affect the collectability of the portfolio as of the evaluation date. The adjustments to historical loss rates are a result of judgment about risks inherent in the portfolio, economic uncertainties, historical loss experience relative to current trends, and other subjective factors. Other considerations include economic and business conditions that impact the portfolio, loan growth, depth and skill level of lending staff, the interest rate environment, findings from internal credit reviews, and bank regulatory examination results.

•	Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance, which change from period to period. Effective January 1, 2009, the Bank no longer presents an unallocated allowance. In prior years, the unallocated portion of the allowance was associated with the portfolio as a whole, rather than with an individual loan type and was categorized as unallocated. The factors that previously comprised the unallocated allowance are now allocated to specific loan types.

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

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

Allocation of Allowance for Loan Losses as of:

	Years Ended December 31
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
(Dollars in thousands)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)	Amount	total(1)

Balance applicable to:
Commercial	$1,515	11.5%	$1,124	11.5%	$976	12.8%	$782	11.5%	$737	12.6%
Real estate mortgage	8,060	51.0%	5,426	47.1%	3,928	44.0%	3,303	41.3%	2,844	41.8%
Real estate construction	2,330	13.6%	2,258	17.7%	1,812	18.3%	1,781	21.3%	1,378	18.0%
Consumer	4,307	23.9%	3,313	23.7%	2,773	24.9%	2,593	25.9%	2,308	27.6%
Unallocated	NA	NA	129	N/A	1,637	N/A	1,589	N/A	1,543	N/A

Total	$16,212	100%	$12,250	100.0%	$11,126	100.0%	$10,048	100.0%	$8,810	100.0%

(1)	Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The allocation of the allowance for loan losses should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

While the Company believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Based on the assessment of loan quality, the Company believes the current allowance for loan losses is appropriate under the current circumstances and economic conditions.

Asset Quality: The following table sets forth historical information regarding the Company’s net charge-offs and average loans for the past five years:

Net Loan Charge-Offs as of:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Indirect net charge-offs	$(1,574)	$(1,440)	$(677)	$(332)	$(837)
Other net charge-offs	(4,665)	(2,486)	(1,245)	(1,105)	(506)

Total net charge-offs	$(6,239)	$(3,926)	$(1,922)	$(1,437)	$(1,343)

Average indirect loans	$104,871	$110,536	$111,542	$98,889	$95,126
Average other loans	714,830	708,038	647,700	581,890	508,201

Total average loans(1)	$819,701	$818,574	$759,242	$680,779	$603,327

Indirect net charge-offs to average indirect loans	1.50%	1.30%	0.61%	0.34%	0.88%
Other net charge-offs to average other loans	0.65%	0.35%	0.19%	0.25%	0.10%
Net charge-offs to average loans	0.76%	0.48%	0.25%	0.21%	0.22%

(1)	Excludes average loans held for sale.

The following table sets forth historical information regarding changes in the Company’s allowance for loan losses:

Summary of Loan Loss Experience as of:

	Years Ended December 31
(Dollars in thousands)	2009	2008	2007	2006	2005

Balance at beginning of period	$12,250	$11,126	$10,048	$8,810	$7,903
Charge-offs:
Commercial	(964)	(1,902)	(1,090)	(1,239)	(524)
Real estate	(4,240)	(555)	(20)	(86)	(98)
Consumer and other	(3,066)	(2,947)	(1,672)	(1,062)	(1,594)

Total charge-offs	(8,270)	(5,404)	(2,782)	(2,387)	(2,216)

Recoveries:
Commercial	655	553	265	345	227
Real estate	407	182	77	12	143
Consumer and other:	970	743	518	593	503

Total recoveries	2,032	1,478	860	950	873

Net charge-offs	(6,239)	(3,926)	(1,922)	(1,437)	(1,343)
Provision for loan losses	10,200	5,050	3,000	2,675	2,250

Balance at end of period	$16,212	$12,250	$11,126	$10,048	$8,810

Deposits: In 2009, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. As outlined in the following table, the Company increased average deposit balances during 2009. Additional information regarding deposits is provided in Item 8- Financial Statements and Supplementary Data, Note 6 – Deposits.

Average Deposit Balances as of:

	Years Ended December 31
	2009		2008		2007
	Average	Average	Average	Average	Average	Average
(Dollars in thousands)	balance	rate	balance	rate	balance	rate

Interest-bearing demand and money market deposits	$279,253	0.82%	$262,959	1.54%	$268,817	2.62%
Savings deposits	44,890	0.25%	41,662	0.40%	46,152	0.67%
Time deposits	360,194	2.92%	352,137	4.02%	316,308	4.84%

Total interest-bearing deposits	684,337	1.89%	656,758	2.80%	631,277	3.59%
Demand and other noninterest-bearing deposits	101,367		91,891		100,830

Total average deposits	$785,704		$748,649		$732,107

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

	Years Ended December 31
	2009		2008		2007
(Dollars in thousands)	Balance	% of Total	Balance	% of Total	Balance	% of Total

Brokered time deposits	$7,500	10.4%	$10,000	20.5%	$10,000	100.0%
Mutual fund money market deposits	43,579	60.1%	26,002	53.4%	—	0.0%
Certificate of deposits account registry system	21,416	29.5%	12,727	26.1%	—	0.0%

Total wholesale deposits	$72,495	100%	$48,729	100.0%	$10,000	100.0%

Wholesale deposits to total deposits	8.6%		6.5%		1.3%

Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $7.5 million of the brokered time deposits matured in January 2010; the Company will evaluate alternate funding at maturity.

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

Although a significant amount of time deposits will mature and reprice in the next twelve months, the Company expects to retain the majority of such deposits. In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and expanded with increases in rates paid which might, however, increase the cost of funds more than anticipated.

The following table sets forth the amounts and maturities of time deposits at December 31, 2009:

Maturities of Time Deposits

	Maturing
	Less than	3 to 6	6 to 12	Over 12
(Dollars in thousands)	3 months	months	months	months	Total

Time deposits of $100,000 or more	$48,615	$39,904	$67,670	$16,244	$172,433
All other time deposits	37,950	46,608	73,504	19,838	177,900

Total time deposits	$86,565	$86,512	$141,174	$36,082	$350,333

Borrowings: Total borrowings outstanding decreased to $35.8 million at December 31, 2009 compared to $67.4 million in 2008. The change in borrowings is attributable to a $20.0 million decline in other borrowings from the FHLB and $11.6 million decrease in FHLB overnight borrowings. The Company’s sources of funds from borrowings consist of borrowings from correspondent banks, the FHLB, the Federal Reserve Bank and junior subordinated debentures.

•	FHLB Overnight Borrowings and Other Borrowed Funds: The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.

At December 31, 2009, the Company had no outstanding overnight borrowings, with an unused line of credit of $153.2 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8- Financial Statements and Supplementary Data, Note 8- FHLB Borrowings and Fed Funds Purchased to the consolidated financial statements.

•	Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of December 31, 2009. Available borrowings under these lines of credit totaled $60.0 million as of December 31, 2009.

•	Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to the pledge of certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.

•	Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $78.9 million to $159.5 million at December 31, 2009 from $80.6 million at December 31, 2008. The increase in shareholders’ equity was primarly due to $26.4 million of capital received under the TARP-CPP programs and $49.0 million of capital from a common stock offering.

TARP-CPP Capital: On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate

Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement – Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock.

The Series A Preferred Stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock has no maturity date and ranks senior to common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

The Company intends to use the $26.4 million TARP-CPP investment to bolster its capital position and provide additional lending opportunities within its communities.

Common Stock Capital: The Company entered into an Underwriting Agreement dated November 24, 2009 with RBC Capital Markets Corporation, as representative of the underwriters listed therein (collectively the “Underwriters”), providing for the offer and sale in a firm commitment offering of 5,000,000 shares of the Company’s common stock, no par value per share, sold by the Company at a price of $9.00 per share ($8.55 per share, net of underwriting discounts).

In addition, pursuant to the terms of the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 750,000 additional shares of the Company’s common stock to cover over-allotments.

On November 30, 2009, the Company completed the public sale of a total of 5,750,000 shares of common stock at a price of $9.00 per share, after giving effect to the sale of the shares being sold pursuant to the over-allotment option, for gross proceeds of approximately $51.8 million. The Company received net proceeds, after underwriting, legal and accounting expenses, of $49.0 million. In connection with the Company’s public offering in the fourth quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 246,082 shares.

The following table represents the cash dividends declared and dividend payout ratio for the past three years:

Cash Dividends & Payout Ratios

	Years Ended December 31
	2009	2008	2007

Dividend declared per share	$0.18	$0.26	$0.23
Dividend payout ratio	37.09%	29.01%	23.07%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitiation as described in Item 1- Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. For further information on shareholders’ equity, see Item 8- Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

Stock Repurchase Plan: In April 2007, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. The repurchase plan authorizes the Company to repurchase up to 472,134 shares of common stock. During, 2009 and 2008, the Company did not repurchase any stock under the plan. The Company’s ability to repurchase shares is limited under the terms of the Letter Agreement entered into with the United States Department of the Treasury in connection with the TARP Capital Purchase Program.

Regulatory Capital Requirements: The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8- Financial Statements and Supplementary Data, Note 15 – Regulatory Capital Matters of the consolidated financial statements.

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay or increase the level of dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $665,000 in 2009. Further information on the Company’s cashflows can be found in Item 8- Financial Statements and Supplementary Data, Note 17 – Washington Banking Company Information of the consolidated financial statements.

Consolidated Cashflows: The consolidated cashflows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $12.8 million during 2009. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities used $65.3 million in 2009. The net use of cash was principally for the purchase of $70.9 million of investment securities. Financing activities provided $140.4 million, primarily through $26.4 in TARP-CPP capital, $49.0 million in common stock capital and $99.5 million in deposits. These increases were offset by $31.6 million decrease in borrowings.

Capital Resources

Off-Balance Sheet Commitments: Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2009. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

The following table summarizes the Company’s commitments to extend credit:

Commitments to Extend Credit

(Dollars in thousands)	December 31, 2009

Loan commitments
Fixed rate	$8,804
Variable rate	125,959
Standby letters of credit	2,164

Total commitments	$136,927

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2009:

	Future Contractual Obligations
		Within 1	1-3	3-5	Over 5
(Dollars in thousands)	Total	year	years	years	years

Debt	$10,000	$10,000	$—	$—	$—
Operating leases	3,308	419	837	708	1,344
Junior subordinated debentures	25,774	—	—	—	25,774

Total	$39,082	$10,419	$837	$708	$27,118

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

Interest Rate Simulation Impact on Net Interest Income

	2009		2008
	Change in net interest	Percentage	Change in net interest	Percentage
Scenario	income from scenario	change	income from scenario	change

Up 100 basis points	$(22,000)	0.0%	$161,000	0.4%
Down 25 basis points	$108,000	0.2%	$—	—

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2009. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

Estimated Maturity and Repricing at December 31, 2009

	0 – 3	4 – 12	1 – 5
(Dollars in thousands)	months	months	years	Over 5 years	Total

Interest-earning assets:
Interest-earning deposits	$86,891	$—	$—	$—	$86,891
Investment securities	—	537	66,667	13,629	80,833
Investment in subsidiary	—	—	—	774	774
FHLB stock	2,430	—	—	—	2,430
Loans held for sale	3,232	—	—	—	3,232
Loans	152,411	95,207	384,255	179,505	811,378

Total interest-earning assets	$244,964	$95,744	$450,922	$193,908	$985,538
Percent of interest-earning assets	24.86%	9.71%	45.75%	19.68%	100.0%
Interest-bearing liabilities:
Interest-bearing demand deposits	$141,121	$—	$—	$—	$141,121
Money market deposits	202,144	—	—	—	202,144
Savings deposits	41,161	—	—	—	41,161
Time deposits	86,565	227,685	36,083	—	350,333
FHLB overnight borrowings	—	—	—	—	—
Junior subordinated debentures	25,774	—	—	—	25,774
Other borrowed funds	—	10,000	—	—	10,000

Total interest-bearing liabilities	$496,765	$227,685	$36,083	$—	$770,533
Percent of interest-bearing liabilities	64.47%	30.85%	4.68%	—
Interest sensitivity gap	$(251,801)	$(141,941)	$414,839	$193,908	$215,005
Interest sensitivity gap, as a percentage of total assets	(24.14)%	(13.61)%	39.77%	18.59%
Cumulative interest sensitivity gap	$(251,801)	$(480,530)	$(65,691)	$128,217
Cumulative interest sensitivity gap, as a percentage of total assets	(24.14)%	(37.74)%	2.02%	20.61%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework. Based on this assessment, management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2009 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2009.

Report of Independent registered public accounting firm

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

Report of Independent registered public accounting firm – (Continued)

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon
March 12, 2010

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Financial Condition
December 31, 2009 and 2008
(Dollars in thousands, except share data)

	2009	2008

Assets
Cash and due from banks	$14,950	$13,609
($1,635 and $1,458 respectively, are restricted)
Interest-bearing deposits	86,891	381

Total cash, restricted cash, and cash equivalents	101,841	13,990
Investment securities available for sale	80,833	17,798
Federal Home Loan Bank stock	2,430	2,430
Loans held for sale	3,232	2,896
Loans receivable	813,852	823,068
Allowance for loan losses	(16,212)	(12,250)

Total loans, net	797,640	810,818
Premises and equipment, net	25,495	24,971
Bank owned life insurance	16,976	16,822
Other real estate owned	4,549	2,226
Other assets	12,875	7,680

Total assets	$1,045,871	$899,631

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$104,070	$91,482
Interest-bearing	392,268	304,131
Time deposits	350,333	351,546

Total deposits	846,671	747,159
FHLB overnight borrowings	—	11,640
Other term borrowings	10,000	30,000
Junior subordinated debentures	25,774	25,774
Other liabilities	3,905	4,498

Total liabilities	886,350	819,071
Commitments and contingencies (See Notes 18 and 20)
Shareholders’ equity:
Preferred stock, no par value. Authorized 26,380 shares:
Series A (liquidation preference $1,000 per share); 26,380 issued and outstanding at December 31, 2009 and none at December 31, 2008.	24,995	—
Common stock, no par value. Authorized 35,000,000 shares:
issued and outstanding 15,297,801 and 9,510,007 shares at December 31, 2009 and 2008, respectively	83,094	33,701
Retained earnings	51,183	46,567
Accumulated other comprehensive income, net	249	292

Total shareholders’ equity	159,521	80,560

Total liabilities and shareholders’ equity	$1,045,871	$899,631

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands, except per share data)

	2009	2008	2007

Interest income:
Interest and fees on loans	$53,128	$58,144	$61,385
Interest on taxable investment securities	743	397	547
Interest on tax-exempt investment securities	469	205	263
Other	53	36	173

Total interest income	54,393	58,782	62,368
Interest expense:
Interest on time deposits	10,505	14,205	15,309
Interest on savings and money market deposits	1,845	3,076	4,837
Interest on NOW deposits	570	1,161	2,523
Interest on other borrowings	434	1,138	379
Interest on junior subordinated debentures	665	1,254	1,762

Total interest expense	14,019	20,834	24,810

Net interest income	40,374	37,948	37,558
Provision for loan losses	10,200	5,050	3,000

Net interest income after provision for loan losses	30,174	32,898	34,558
Noninterest income:
Service charges and fees	3,426	2,987	3,135
Income from the sale of loans	865	223	667
Electronic banking income	1,397	1,333	1,252
SBA premium income	180	259	491
Other	1,793	2,084	1,945

Total noninterest income	7,661	6,886	7,490

Noninterest expense:
Salaries and benefits	14,374	15,373	17,082
Occupancy and equipment	4,244	3,762	3,805
Office supplies and printing	799	572	558
Data processing	555	625	663
FDIC premiums	1,374	499	219
OREO and repossession expense	1,531	406	192
Merger related expenses	—	266	513
Employee separation expense	—	874	—
Consulting and professional fees	811	794	735
Other	5,046	4,352	4,704

Total noninterest expense	28,734	27,523	28,471

Income before provision for income taxes	9,100	12,261	13,577
Provision for income taxes	2,886	3,929	4,179

Net income	6,214	8,332	9,398

Preferred dividends	1,600	—	—

Net income available to common shareholders	$4,614	$8,332	$9,398

Earnings per common share, basic	$0.46	$0.88	$1.00

Earnings per common share, diluted	$0.46	$0.88	$0.99

Average number of shares outstanding, basic	10,011,000	9,465,000	9,365,000
Average number of shares outstanding, diluted	10,079,000	9,513,000	9,493,000

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(Dollars and shares in thousands, except share data)

					Accumulated
					other	Total
	Preferred stock	Common stock		Retained	comprehensive	shareholders’
	amount	Shares	Amount	earnings	income (loss)	equity

Balance at December 31, 2006	$—	9,389	$33,016	$33,422	$(45)	$66,393
Net income	—	—	—	9,398	—	9,398
Net change in unrealized gain (loss) on securities available for sale	—	—	—	—	151	151
Tax benefit associated with stock awards	—	—	253	—	—	253
Cash dividend, $0.23 per share	—	—	—	(2,168)	—	(2,168)
Stock-based compensation	—	—	345	—	—	345
Forfeited and cancelled restricted stock	—	(2)	—	—	—	—
Common stock repurchased and retired	—	(116)	(1,851)	—	—	(1,851)
Issuance of common stock under stock plans	—	183	1,049	—	—	1,049

Balance at December 31, 2007	$—	9,454	$32,812	$40,652	$106	$73,570
Net income	—	—	—	8,332	—	8,332
Net change in unrealized gain (loss) on securities available for sale	—	—	—	—	186	186
Tax benefit associated with stock awards	—	—	20	—	—	20
Cash dividend, $0.26 per share	—	—	—	(2,417)	—	(2,417)
Stock-based compensation	—	—	567	—	—	567
Forfeited and cancelled restricted stock	—	(2)	—	—	—	—
Issuance of common stock under stock plans	—	58	302	—	—	302

Balance at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560
Net income	—	—	—	6,214	—	6,214
Net change in unrealized gain (loss) on securities available for sale	—	—	—	—	(43)	(43)
Issuance of common stock, net of offering costs	—	5,750	48,991	—	—	48,991
Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrant to U.S. Treasury	—	—	—	1,720	—	1,720
Preferred stock dividends and accretion	335	—	—	(1,600)	—	(1,265)
Tax benefit associated with stock awards	—	—	6	—	—	6
Cash dividend, $0.18 per share	—	—	—	(1,718)	—	(1,718)
Stock-based compensation	—	—	306	—	—	306
Issuance of common stock under stock plans	—	39	90	—	—	90
Forfeited and cancelled restricted stock	—	(1)	—	—	—	—

Balance at December 31, 2009	$24,995	15,298	$83,094	$51,183	$249	$159,521

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

Comprehensive Income:	2009	2008	2007

Net income	$6,214	$8,332	$9,398
Change in unrealized gains(losses) on securities available for sale, net of tax, of ($15) ($99) and ($84), for years ended 2009, 2008 and 2007, respectively	(43)	186	151

Comprehensive income	$6,171	$8,518	$9,549

See accompanying notes to consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(Dollars in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$6,214	$8,332	$9,398
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax (benefit) expense	(1,352)	(336)	1
Amortization (accretion) of investment premiums, net	56	(8)	(10)
Earnings on bank owned life insurance	(154)	(305)	(587)
Provision for loan losses	10,200	5,050	3,000
Depreciation and amortization of premises and equipment	1,742	1,731	1,796
Net (gain) loss on sale of premises and equipment	(57)	19	—
Net gain on sale of other real estate	(68)	(32)	(24)
Write downs on other real estate	567	254	—
Excess tax benefit from stock-based compensation	(6)	(20)	(253)
Amortization of stock-based compensation	306	567	345
Net Changes in assets and liabilities:
Origination of loans held for sale	(110,557)	(30,067)	(73,415)
Proceeds from sales of loans held for sale	110,220	29,518	73,526
Other assets	(3,718)	(180)	2,296
Other liabilities	(592)	406	(2,212)

Cash flows from operating activities	12,802	14,929	13,861

Cash flows from investing activities:
Purchases of investment securities available for sale	(70,866)	(8,556)	(2,635)
Purchase of Federal Home Loan Bank Stock	—	(446)	—
Maturities/calls/principal payments of investment securities available for sale	7,717	4,883	5,838
Capitalization of other real estate improvements	(415)	—	—
Purchase of bank owned life insurance	—	—	(5,000)
Net increase in loans	(3,612)	(23,747)	(90,756)
Purchases of premises and equipment	(2,276)	(1,583)	(3,562)
Proceeds from sale of other real estate owned and premises and equipment	4,146	1,607	1,499

Cash flows used in investing activities	(65,306)	(27,842)	(94,616)

Cash flows from financing activities:
Net increase (decrease) in deposits	99,511	(11,194)	54,587
Gross payments on other borrowed funds	(20,000)	(30,000)	—
New borrowings on other borrowed funds	—	60,000	—
Net (decrease) increase in FHLB overnight borrowings	(11,640)	(8,860)	17,425
Gross payments on junior subordinated debentures	—	—	(15,007)
New borrowings on junior subordinated debentures	—	—	25,774
Dividends paid on common stock	(1,718)	(2,417)	(2,168)
Dividends paid on preferred stock	(1,265)	—	—
Common stock repurchased	—	—	(1,851)
Excess tax benefit from stock-based compensation	6	20	253
Net proceeds from issuance of common stock	48,991	—	—
Proceeds from issuance of preferred stock	26,380	—	—
Proceeds from exercise of common stock- stock options	90	302	1,049

Cash flows from financing activities	140,355	7,851	80,062

Net change in cash and cash equivalents	87,851	(5,062)	(693)
Cash and cash equivalents at beginning of period	13,990	19,052	19,745

Cash and cash equivalents at end of period	$101,841	$13,990	$19,052

Loans foreclosed and transferred to other real estate owned	$6,590	$2,615	$2,552
Cash paid for interest	14,180	21,271	24,572
Cash paid for income taxes	3,000	4,352	4,123

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company”) was formed on April 30, 1996 and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:

•	Washington Banking Capital Trust I (the “Trust”) was a wholly-owned subsidiary of the Company. The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. During the second quarter of 2007 the Trust was closed after the trust preferred securities were paid off. See Note 9- Trust Preferred Securities and Junior Subordinated Debentures for further details.

•	Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note 9- Trust Preferred Securities and Junior Subordinated Debentures for further details.

•	Rural One, LLC (“Rural One”) is a majority-owned subsidary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note 10- Income Taxes for further details.

(b) Basis of Presentation: The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Whidbey Island Bank and Rural One LLC, as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

(c) Recent Financial Accounting Pronouncements: In January 2009, FASB amended FASB ASC 325-40, Investments – Other. This amendment addressed certain practice issues related to the recognition of interest income and impairment on purchased beneficial interests and beneficial interests that continue to be held by a transferor in securitized financial assets, by making its other-than-temporary impairment (“OTTI”) assessment guidance consistent with FASB ASC 320, Investments – Debt and Equity Securities. The amendment removes the reference to the consideration of a market participant’s estimates of cash flows and instead requires an assessment of whether it is probable, based on current information and events, that the holder of the security will be unable to collect all amounts due according to the contractual terms. If it is probable that there has been an adverse change in estimated cash flows, an OTTI is deemed to exist, and a corresponding loss shall be recognized in earnings equal to the entire difference between the investment’s carrying value and its fair value at the balance sheet date of the reporting period for which the assessment is made. This amendment became effective for interim and annual reporting periods ending after December 15, 2008, and is applied prospectively. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB amended FASB ASC 820, Fair Value Measurements and Disclosures, to address issues related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, and identifying transactions that are not orderly. The revisions affirm the objective that fair value is the price that would be received to sell an asset in an orderly transaction (that is not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions, even if the market is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

inactive. The amendment provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have decreased significantly. It also provides guidance on identifying circumstances that indicate a transaction is not orderly. If determined that a quoted price is distressed (not orderly), and thereby not representative of fair value, the entity may need to make adjustments to the quoted price or utilize an alternative valuation technique (e.g. income approach or multiple valuation techniques) to determine fair value. Additionally, an entity must incorporate appropriate risk premium adjustments, reflective of an orderly transaction under current market conditions, due to uncertainty in cash flows. The revised guidance requires disclosures in interim and annual periods regarding the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. It also requires financial institutions to disclose the fair values of investment securities by major security type. The changes are effective for the interim reporting period ending after June 15, 2009, and are to be applied prospectively. The adoption of these amendments did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB revised FASB ASC 320, Investments – Debt and Equity Securities, to change the OTTI model for debt securities. Previously, an entity was required to assess whether it has the intent and ability to hold a security to recovery in determining whether an impairment of that security is other-than-temporary. If the impairment was deemed other-than-temporarily impaired, the investment was written-down to fair value through earnings. Under the revised guidance, OTTI is triggered if an entity has the intent to sell the security, it is likely that it will be required to sell the security before recovery, or if the entity does not expect to recover the entire amortized cost basis of the security. If the entity intends to sell the security or it is likely it will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If the entity does not intend to sell the security and it is not likely that the entity will be required to sell the security but the entity does not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings as an OTTI. The credit loss is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected of a security. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment loss related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, would be recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are to be presented as a separate category within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the OTTI amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated accordingly to the procedures described above. Upon adoption of the revised guidance, the noncredit portion of previously recognized OTTI shall be reclassified to accumulated OCI by a cumulative-effect adjustment to the opening balance of retained earnings. These revisions became effective in the interim reporting period ending after June 15, 2009. The impact of adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, FASB revised FASB ASC 825, Financial Instruments, to require fair value disclosures in the notes of an entity’s interim financial statements for all financial instruments, whether or not recognized in the statement of financial position. This revision became effective for the interim reporting period ending after June 15, 2009. The adoption of the revised increased interim financial statement disclosures did not impact the Company’s consolidated financial statements.

In May 2009, FASB amended FASB ASC 855, Subsequent Events. The updated guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The revisions should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. The Company adopted the provisions of this guidance for the interim period ended June 30, 2009, and the impact of adoption did not have a material impact on the Company’s consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

In December 2009, FASB issued ASU No. 2009-17, Transfers and Servicing (Topic 860) – Accounting for Transfers of Financial Assets. This update codifies SFAS No. 166, Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140, which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-17 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. This standard will primarily impact the Company’s accounting and reporting of transfers representing a portion of a financial asset for which the Company has a continuing involvement, generally known as loan participations. In order to recognize the transfer of a portion of a financial asset as a sale, the transferred portion and any portion that continues to be held by the transferor must represent a participating interest, and the transfer of the participating interest must meet the conditions for surrender of control. To qualify as a participating interest (i) the portions of a financial asset must represent a proportionate ownership interest in an entire financial asset, (ii) from the date of transfer, all cash flows received from the entire financial asset must be divided proportionately among the participating interest holders in an amount equal to their share of ownership, (iii) involve no recourse (other than standard representation and warranties) to, or subordination by, any participating interest holder, and (iv) no party has the right to pledge or exchange the entire financial asset. If the participating interest or surrender of control criteria are not met the transfer is not accounted for as a sale and derecognition of the asset is not appropriate. Rather the transaction is accounted for as a secured borrowing arrangement. The impact of certain participations being reported as secured borrowings rather than derecognizing a portion of a financial asset would increase total assets (loans), liabilities (term debt) and their respective interest income and expense. An increase in total assets also increases regulatory risk-weighted assets and could negatively impact our capital ratios. The Company is reviewing our participation agreements to ensure new originations meet the criteria to allow for sale accounting in order to limit the impact upon our financial statements. The terms contained in certain participation and loan sale agreements, however, are outside the control of the Company. These arrangements largely relate to Small Business Administration (“SBA”) loan sales. These sales agreements contain recourse provisions (generally 90 days) that will initially preclude sale accounting. However, once the recourse provision expires, transfers of portions of financial assets may be reevaluated to determine if they meet the participating interest definition. As a result, we expect to report SBA and potentially certain other transfers of financial assets as secured borrowings which will defer the gain of sale on these transactions, at least until the recourse provision expires, assuming all other sales criteria for each transaction are met. The Company does not believe it has or will have a significant amount of participations subject to recourse provisions or other features that would preclude derecognition of the assets transferred. The Company does not believe the impact of adoption will have a material impact on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-18, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This update codifies SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was previously issued by FASB in June 2009 but was not included in the original codification. ASU 2009-18 eliminates FASB Interpretations 46(R) (“FIN 46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity (“VIE”). Under the revised guidance, the primary beneficiary of a VIE (party who must consolidate the VIE) is the enterprise that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (ii) the obligation to absorb losses of the VIE that could potentially be significant to the VIE, or the right to receive benefits of the VIE that could potentially be significant to the VIE. ASU 2009-18 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

exceptions means more entities will be subject to consolidation assessments and reassessments. This statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This statement is effective for annual reporting periods beginning after November 15, 2009, and for interim periods therein. The Company has evaluated the impact of this guidance in regards to our involvement with variable interest entities. This guidance potentially impacts the accounting for our limited partnership equity investments in affordable housing development funds and real estate investment funds. In regards to affordable housing investments, the primary activities that most significantly impacts the VIE’s economic performance include leasing rental units at appropriate rent rates in compliance with low income housing restrictions and requirements, operating the rental property thereby generating income/loss from the partnership operations, and protecting the low income housing tax credits from recapture. As a limited partner, the Company generally does not participate in the control of the partnerships’ business, our involvement is limited to providing a stated amount of financial support (commitment or subscription) as stated within contractual agreements, and the primary purpose of the investment is to receive the tax attributes (tax credits) of the partnership. The general partner, which generally are a developer or non-profit organization, exercise the day-to-day control and management of the partnerships that most significantly impacts the VIE’s economic performance. In regards to the real estate investment funds, the primary activities that most significantly impacts the VIE’s economic performance include the development, financing, and leasing of real estate related properties, and ultimately finding a profitable exit from such investments. The Company’s involvement in these funds are a limited partners minority interest. According to the terms of the partnerships, the general partners have exclusive control to manage the enterprise and power to direct activities that impact the VIE’s economic performance. The impact of adoption did not result in the Company consolidating or deconsolidating any variable interest entities as accounted for under previous guidance and, therefore, did not have a material impact on the Company’s consolidated financial statements.

In June 2009, FASB codified FASB ASC 105, Generally Accepted Accounting Principles, to establish the FASB ASC (the “Codification”). The Codification is not expected to change U.S. GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. Following this guidance, the Financial Accounting Standards Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASU”) to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for non governmental entities will exist, other than guidance issued by the Securities and Exchange Commission. This statement is effective for interim and annual reporting periods ending after September 15, 2009. The adoption of the FASB ASC 105 did not have any impact on the Company’s consolidated financial statements, and only affects how the Company references authoritative accounting guidance going forward.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value. This update amends FASB ASC 820, Fair Value Measurements and Disclosure, in regards to the fair value measurement of liabilities. FASB ASC 820 clarifies that in circumstances in which a quoted price for an identical liability in an active market is not available, a reporting entity shall utilize one or more of the following techniques: i) the quoted price of the identical liability when traded as an asset, ii) the quoted price for a similar liability or a similar liability when traded as an asset, or iii) another valuation technique that is consistent with the principles of FASB ASC 820. In all instances a reporting entity shall utilize the approach that maximizes the use of relevant observable inputs and minimizes the use of unobservable inputs. Also, when measuring the fair value of a liability a reporting entity shall not include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. This update is effective for the Company in the fourth quarter of 2009. The adoption of FASB ASU 2009-05 did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarifies that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation are effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06 but does not expect the adoption of this ASU will have a material impact on the Company’s consolidated financial statements.

(d) Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

(e) Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2009, the Bank’s minimum required investment was approximately $726. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically. Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

(f) Investment Securities: Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method. Declines in the fair value of individual securities available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses. Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above.

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

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally, loans are 90 days or more past due). Indirect consumer loans are charged-off immediately when collection of principal or interest is considered doubtful (generally, loans are 90 days or more past due).

Loans are reported as restructured when the Bank grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are impaired as the Bank will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

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

Interest income previously accrued on nonaccrual loans, but not yet received, is reversed in the period the loan is placed on nonaccrual status. Payments received are generally applied to principal. However, based on management’s assessment of the ultimate collectability of an impaired or nonaccrual loan, interest income may be recognized on a cash basis. Nonaccrual loans are returned to an accrual status when management determines the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

Loan fees and certain direct loan origination costs are deferred and the net fee or cost is recognized in interest income using the interest method over the estimated life of the individual loans, adjusted for actual prepayments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

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

(k) Bank Owned Life Insurance: During the second quarter of 2007 and 2004, the Bank made $5,000 and $10,000 investments, respectively, in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

(l) Other Real Estate Owned: Other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value less estimated selling costs. Losses arising from the initial acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

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

(m) Federal Income Taxes: The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is required on deferred tax assets if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including income and losses in recent years, the forecast of future income, applicable tax planning strategies, and assessments of the current and future economic and business conditions. The Corporation considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. The calculation of our provision for federal income taxes is complex and requires the use of estimates and significant judgments in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

The Company adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings, and had no unrecognized tax benefits at December 31, 2009, 2008 or 2007. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

tax expense. During the years ended December 31, 2009, and 2008, the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

(n) Stock-Based Compensation: The Company has two active stock-based compensation plans. In accordance with Financial Accounting Standards Board Statement ACS 718, Stock Compensation, the Company recognizes in the income statement the grant date fair value of stock options and other equity-based forms of compensation issued to employees over the employee’s requisite service period (generally the vesting period). In addition, compensation expense must be recognized for any awards modified, repurchased, or cancelled after the date of adoption. The Company uses the Black-Scholes option pricing model to measure fair value. For further details on the impact to the Company’s financial statements please refer to Note (12)- Stock-Based Compensation.

(o) Earnings Per Share: According to the revised provisions of FASB ASC 260, Earnings Per Share, which became effective January 1, 2009, nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities. Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

(p) Fair Value Measurements: FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. In general, fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities traded in active markets that the Company has the ability to access. Fair values determined by Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

(q) Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2009 financial statement presentation. The reclassifications had no impact to reported net income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(1)	Description of Business and Summary of Significant Accounting Policies – (Continued)

(2)	Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance on December 31, 2009 and 2008 was $1,635 and $1,458, respectively, and was met by holding cash with the Federal Reserve Bank.

(3)	Investment Securities

The amortized costs and market values of investment securities at December 31, 2009 and 2008 were as summarized:

	Amortized	Unrealized	Unrealized	Market
December 31, 2009:	costs	gains	losses	value

Investments available for sale:
U.S. government agency securities	$37,183	$211	$(201)	$37,193
U.S. government treasury securities	24,090	37	(144)	23,983
Pass-through securities	661	5	—	666
Taxable state and political subdivisions	1,515	—	(24)	1,491
Tax exempt state and political subdivisions	15,991	519	(47)	16,463
Corporate securities	1,003	34	—	1,037

Total available for sale securities	$80,443	$806	$(416)	$80,833

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
December 31, 2009:	value	losses	value	losses	value	losses

U.S. government agency securities	$28,018	$201	$—	$—	$28,018	$201
U.S. government treasury securities	19,956	144	—	—	19,956	144
Taxable state and political subdivisions	1,491	24	—	—	1,491	24
Tax exempt state and political subdivisions	2,587	47	—	—	2,587	47

Total temporarily impaired securities	$52,052	$416	$—	$—	$52,052	$416

	Amortized	Unrealized	Unrealized	Market
December 31, 2008:	costs	gains	losses	value

Investments available for sale:
U.S. government agency securities	$9,402	$335	$—	$9,737
U.S. government treasury securities	—	—	—	—
Pass-through securities	40	—	—	40
Taxable state and political subdivisions	—	—	—	—
Tax exempt state and political subdivisions	6,903	95	21	6,977
Corporate securities	1,004	40	—	1,044

Total available for sale securities	$17,349	$470	$21	$17,798

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(3)  Investment Securities – (Continued)

	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
December 31, 2008:	value	losses	value	losses	value	losses

U.S. government agency securities	$—	$—	$—	$—	$—	$—
U.S. government treasury securities	—	—	—	—	—	—
Taxable state and political subdivisions	—	—	—	—	—	—
Tax exempt state and political subdivisions	1,956	21	—	—	1,956	21

Total temporarily impaired securities	$1,956	$21	$—	$—	$1,956	$21

Certain investment securities shown in the preceding tables have fair values less than amortized cost and therefore contain unrealized losses. The unrealized losses on investments were caused by changes in interest rates subsequent to the purchase of the securities.

Because the Company does not intend to sell the securities in this class and it is not likely that the Company will be required to sell these securities before recovery of their amortized cost basis which may include holding each security until contractual maturity, the unrealized losses on these investments are not considered other-than-temporarily impaired.

The amortized cost and market value of investment securities by contractual maturity at December 31, 2009 were as follows:

	Dates of Maturities
	Under 1	1–5	5–10	Over 10
	year	years	years	years	Total

Investments available for sale:
U.S. government agency securities:
Amortized cost	$—	$37,183	$—	$—	$37,183
Market value	—	37,193	—	—	37,193
U.S. treasury securities:
Amortized cost	—	24,090	—	—	24,090
Market value	—	23,983	—	—	23,983
Pass-through securities:
Amortized cost	—	—	—	661	661
Market value	—	—	—	666	666
Corporate Securities:
Amortized cost	—	1,003	—	—	1,003
Market value	—	1,037	—	—	1,037
State and political subdivisions:
Amortized cost	526	4,262	5,130	7,588	17,506
Market value	537	4,454	5,216	7,747	17,954

Total amortized cost	$526	$66,538	$5,130	$8,249	$80,443

Total market value	$537	$66,667	$5,216	$8,413	$80,833

At December 31, 2009 and 2008, investment securities with recorded values of $32,231 and $7,577, respectively, were pledged to secure public deposits and for other purposes as required or permitted by law.

For the years ended December 31, 2009, 2008 and 2007, there were no sales of investment securities available for sale.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(4)	Loans and Allowance for Loan Losses

The loan portfolio composition, based upon the purpose and primary source of repayment of the loans, were as follows:

	December 31
	2009	2008

Commercial loans	$93,295	$94,522
Real estate mortgages	414,058	385,803
Real estate construction loans	110,277	145,423
Consumer loans	193,748	194,630

Subtotal	811,378	820,378
Less:
Allowance for loan losses	(16,212)	(12,250)
Deferred loan costs, net	2,474	2,690

Net loans	$797,640	$810,818

The following is an analysis of the changes in the allowance for loan losses:

	December 31
	2009	2008	2007

Beginning balance	$12,250	$11,126	$10,048
Provision for loan losses	10,200	5,050	3,000
Recoveries	2,032	1,478	860
Charge-offs	(8,270)	(5,404)	(2,782)

Ending balance	$16,212	$12,250	$11,126

The Company had impaired loans which consisted of nonaccrual loans. As of December 31, 2009, the Company had no commitments to extend additional credit on these impaired loans. Impaired loans and their related reserve for loan losses were as follows:

	December 31
	2009	2008	2007

Impaired loans
Nonaccrual loans	$3,395	$1,918	$2,839
Accrual loans	—	—	—

Total impaired loans	$3,395	$1,918	$2,839

Reserve for impaired loans
Nonaccrual loans	$1,211	$132	$500
Accrual loans	—	—	—

Total reserve for impaired loans	$1,211	$132	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(4)	Loans and Allowance for Loan Losses – (Continued)

The average balance on impaired loans were as follows:

	December 31
	2009	2008	2007

Average balance impaired loans
Nonaccrual loans	$5,632	$2,424	$2,538
Accrual loans	—	—	—

Ending balance	$5,632	$2,424	$2,538

The following table details the interest income which would have been recognized if the loans had accrued interest, in accordance with their original terms, and the interest actually recognized on a cash basis.

	December 31
	2009	2008	2007

Interest income not recognized on impaired loans	$108	$118	$154
Interest income recognized on impaired loans	$144	$83	$164

(5)	Premises and Equipment

Premises and equipment consisted of the following:

	December 31
	2009	2008

Land and buildings	$24,452	$20,682
Furniture and equipment	9,734	9,390
Land improvements	3,339	2,260
Computer software	2,189	1,979
Construction in progress	595	4,246

Subtotal	40,309	38,557
Less: accumulated depreciation	(14,814)	(13,586)

Total	$25,495	$24,971

(6)	Deposits

Deposits are summarized as follows:

	December 31
	2009	2008

Time deposits	$350,333	$351,546
Money market	202,144	143,855
Negotiable orders of withdrawal (“NOWs”)	141,121	119,115
Noninterest-bearing demand	104,070	91,482
Savings	49,003	41,161

Total	$846,671	$747,159

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(6)	Deposits – (Continued)

Time deposits mature as follows:

	December 31, 2009
	Less than	1 - 2	2 - 3	3 - 4	4 - 5	Over 5
	1 year	years	years	years	years	Years	Total

Time deposits of $100,000 or more	$156,190	$11,964	$3,441	$518	$320	$—	$172,433
All other time deposits	158,061	15,692	1,624	1,395	1,128	—	177,900

Total	$314,251	$27,656	$5,065	$1,913	$1,448	$—	$350,333

(7)	Federal Home Loan Bank Stock

The Bank is required to maintain an investment in the stock of the FHLB. The requirement is based on the following components:

•	3.5% of the average daily balance of advances outstanding during the most recent quarter; plus

•	the greater of $500 or 0.75% of mortgage loans and pass-through securities; or

•	5.0% of the outstanding balance of loans sold to the FHLB minus the membership requirement.

At December 31, 2009, the Bank held $2,430 of common stock in the FHLB of Seattle. This security is reported at par value, which represents the Bank’s cost. The FHLB of Seattle recently announced that it would report a risk-based capital deficiency under the regulations of the Federal Housing Finance Agency (the “FHFA”), its primary regulator, and as a result did not pay a dividend for the fourth calendar quarter of 2008 and all of 2009.

The FHLB of Seattle has communicated to the Bank that they believe the calculation of risk-based capital under the current rules of the FHFA significantly overstates the market risk of the FHLB’s private-label mortgage-backed securities in the current market environment and that they have enough capital to cover the risks reflected in the FHLB’s balance sheet. As a result, the Bank has not recorded an “other than temporary impairment” on its investment in FHLB stock. However, continued deterioration in the FHLB of Seattle’s financial position may result in impairment in the value of those securities, the requirement that the Bank contribute additional funds to recapitalize the FHLB of Seattle, or reduce the Bank’s ability to borrow funds from the FHLB of Seattle, impairing the Bank’s ability to meet liquidity demands.

(8)	Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2009, the line of credit available to the Bank was $163,198. The Bank may borrow from the FHLB in amounts up to 20% of its total assets, subject to certain restrictions and collateral. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2009, collateral consisted entirely of eligible real estate loans in the amount of $248,823.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of December 31, 2009 and December 31, 2008. Available borrowings under these lines of credit totaled $60,000 as of December 31, 2009 and $50,000 as of December 31, 2008.

	December 31
	2009	2008

Year to date average balance	$517	$12,503
Maximum amount outstanding at any month end	—	34,000
Weighted average interest rate on amount outstanding at December 31	—	0.76%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(8) Federal Home Loan Bank Borrowings and Federal Funds Purchased – (Continued)

On December 31, 2009, the rate on outstanding borrowings was 3.71%.

Future maturities of borrowed funds at December 31, 2009 are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total

Overnight borrowings	$—	$—	$—	$—	$—	$—	$—
Term borrowings	10,000	—	—	—	—	—	10,000

Total	$10,000	$—	$—	$—	$—	$—	$10,000

(9)	Trust Preferred Securities and Junior Subordinated Debentures

Washington Banking Capital Trust I, a statutory business trust, was a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. On June 27, 2002, the Trust issued $15,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. On June 29, 2007, the Company called the $15,000 of trust preferred securities issued. The Trust was subequently closed.

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25,000 of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust perferred secuities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2009 the rate was 1.81%.

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

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income:

	December 31
	2009	2008	2007

Federal:
Current tax expense	$4,238	$4,265	$4,178
Deferred tax expense (benefit)	(1,352)	(336)	1

Total	$2,886	$3,929	$4,179

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(10) Income Taxes – (Continued)

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

	December 31
	2009		2008		2007

Income tax expense at federal statutory rate	$3,185	35.0%	$4,291	35.0%	$4,752	35.0%
Federal tax credits	(400)	(4.4)%	(400)	(3.3)%	(400)	(2.9)%
Interest income on tax-exempt securities	(211)	(2.3)%	(218)	(1.8)%	(382)	(2.8)%
Other	312	3.4%	256	2.1%	209	1.5%

Total	$2,886	31.7%	$3,929	32.0%	$4,179	30.8%

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

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

	December 31
	2009	2008

Deferred tax assets:
Allowance for loan loss	$5,674	$4,288
Deferred compensation	344	350
Other	9	39

Total deferred tax assets	6,027	4,677
Deferred tax liabilities:
Deferred loan fees	1,794	1,886
Premises and equipment	144	180
FHLB stock dividend	152	152
Investment in partnership	560	420
Prepaid expenses	106	144
Market value adjustment of investment securities available for sale	142	157
Other	54	30

Total deferred tax liabilities	2,952	2,969

Deferred tax assets, net	$3,075	$1,708

There was no valuation allowance for deferred tax assets as of December 31, 2009 or 2008. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(11)	Earnings Per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

	December 31
	2009	2008	2007

Income available to common shareholders	$4,614	$8,332	$9,398
Weighted average number of common shares-basic	10,011,000	9,465,000	9,365,000
Effect of dilutive securities: stock awards and CPP warrant	68,000	48,000	128,000

Weighted average number of common shares-diluted	10,079,000	9,513,000	9,493,000

Earnings per common share
Basic	$0.46	$0.88	$1.00
Diluted	$0.46	$0.88	$0.99

The following table presents the weighted average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive:

	December 31
	2009	2008	2007

Stock awards	198,734	159,596	71,800
CPP warrant	—	—	—

Total antidilutive non-participating securities	198,734	159,596	71,800

(12)	Employee Benefit Plans

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

The Company’s contributions for the years ended December 31, 2009, 2008 and 2007 under the employee matching feature of the plan were $251, $273 and $280, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2009, 2008 and 2007. There were no contributions under the profit sharing portion of the plan for the years presented.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(12) Employee Benefit Plans – (Continued)

These assets are available to all general creditors of the Bank in the event of the Bank’s insolvency. Participants of the Comp Plan are unsecured general creditors of the Bank with respect to the Comp Plan benefits. Deferrals under the Comp Plan may reduce compensation used to calculate benefits under the Bank’s 401(k) Plan.

At December 31, 2009 and 2008, liabilities recorded in connection with deferred compensation plan benefits totaled $733 and $750, respectively, and are recorded in other liabilities.

(c) Bank Owned Life Insurance: During the second quarter of 2004 and 2007, the Bank made $10,000 and $5,000 investments, respectively in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitation) from the increase in the policies’ underlying investments made by the insurance company.

(13)	Stock-Based Compensation

The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholders’ approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plans.

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2009, the Company had 573,529 shares available for grant.

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

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model using assumptions noted in the following table.

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

The following weighted average assumptions were used to determine the fair value of stock option grants as of the grant date to determine compensation cost for the years ended December 31, 2009, 2008 and 2007:

	2009	2008	2007

Risk-free interest rate	—	1.65%-3.44%	4.59%
Dividend yield rate	—	2.80%-2.90%	1.50%
Price volatility	—	40.50%-46.90%	33.00%
Expected life of options	—	5 years	5 years
Weighted average grant date fair value	—	$2.82	$5.11

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(13) Stock-Based Compensation – (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

				Exercisable
	Outstanding				Weighted
		Weighted			average
		average	Average		exercise	Average
Exercise Price Range	Shares	exercise price	Life(1)	Shares	price	Life(1)

$4.39 to 5.00	25,112	$4.50	2.08	25,112	$4.50	2.08
5.01 to 8.50	19,803	6.43	3.64	18,203	6.30	3.64
8.51 to 12.00	120,166	9.11	8.44	40,480	9.11	8.44
12.01 to 15.50	16,386	14.59	6.18	11,186	14.59	6.18
15.51 to 17.35	39,872	$15.97	7.26	17,979	$15.98	7.26

	221,339			112,960

(1)	Average contractual life remaining in years.

The following table summarizes information on stock option activity during 2009:

				Aggregate
		Weighted average	Average	intrinsic
	Shares	exercise price	Life(1)	value

Outstanding at January 1, 2009	254,214	$9.87
Granted	—	—
Exercised	(17,260)	5.21		$66
Forfeited, expired or cancelled	(15,615)	13.27

Outstanding at December 31, 2009	221,339	$9.99	6.91	$67

Exercisable at December 31, 2009	112,960	$9.27	5.72	$67

(1)	Average contractual life remaining in years.

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2009 and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2009. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $66, $319 and $1,976, respectively.

For the year ended December 31, 2009, 2008 and 2007, the Company recognized, $160, $150 and $109, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2009, there was approximately $273 of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 1.74 years.

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

The following table summarizes information on restricted stock activity during 2009:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(13) Stock-Based Compensation – (Continued)

		Weighted	Weighted average
		average grant	remaining contractual
	Shares	price per share	terms (in years)

Outstanding at January 1, 2009	10,071	$13.11
Granted	—	—
Exercised	(3,700)	12.66
Forfeited, expired or cancelled	(1,630)	13.51

Outstanding at December 31, 2009	4,741	$13.32	0.90

The total intrinsic value of restricted stock vested for the years ended December 31, 2009, 2008, and 2007 was $32, $223 and $300, respectively.

For years ended December 31, 2009, 2008 and 2007 the Company recognized $44, $181 and $191 respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2009, there was $34 of total unrecognized compensation costs related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 1.2 years.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2009:

		Weighted average	Weighted average
		grant price per	remaining contractual
	Shares	share	terms (in years)

Outstanding at January 1, 2009	18,711	$13.25
Granted	23,930	2.75
Vested	(11,722)	6.18
Forfeited, expired or cancelled	(681)	15.98

Outstanding at December 31, 2009	30,238	$7.62	2.34

For year ended December 31, 2009 and 2008, the Company recognized $91 and $236, respectively, in restricted stock unit compensation expense as a component of salaries and benefits. The Company did not issue any restricted stock units prior to 2007. As of December 31, 2009, there was $155 of total unrecognized compensation costs related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.98 years.

(14)	Shareholders’ Equity

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(14)	Shareholders’ Equity – (Continued)

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

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the preferred stock; however, prior approval of the Company’s primary regulator and the U.S. Treasury is required.

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

On January 16, 2009, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain customary anti-dilution and other adjustments. The warrant issued is immediately exercisable, in whole or in part, and has a ten year term. The warrant is not subject to any other contractual restrictions on transfer. The Company has granted the warrant holder piggyback registration rights for the warrant and the common stock underlying the warrant and has agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrant and the common stock underlying the warrant. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(14)	Shareholders’ Equity – (Continued)

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

On November 30, 2009, the Company raised $51,750 through a public offering by issuing 5,000,000 shares of the Company’s common stock, including 750,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $48,991. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program. In connection with the Company’s public offering in the fourth quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50%, to 246,082 shares.

(15)	Regulatory Capital Matters

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

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2009, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements for the 2009 and 2008 periods:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(15)	Regulatory Capital Matters – (Continued)

					To be well-capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual			Minimum			Minimum
December 31, 2009:	Amount	Ratio	Amount	ratio	Amount		Ratio

Total risk-based capital
(to risk-weighted assets)
Consolidated	$195,361	22.15%	$70,560	8.00%	$	N/A
Whidbey Island Bank	189,711	21.55%	70,427	8.00%		88,034	10.00%
Tier 1 capital
(to risk-weighted assets)
Consolidated	184,272	20.89%	35,279	4.00%		N/A
Whidbey Island Bank	178,656	20.29%	35,213	4.00%		52,820	6.00%
Tier 1 capital
(to average assets)
Consolidated	184,272	18.73%	39,358	4.00%		N/A
Whidbey Island Bank	178,656	18.17%	39,323	4.00%		49,154	5.00%

					To be well-capitalized
			For capital		under prompt corrective
			adequacy purposes		action provisions
	Actual			Minimum			Minimum
December 31, 2008:	Amount	Ratio	Amount	ratio	Amount		Ratio

Total risk-based capital
(to risk-weighted assets)
Consolidated	$116,260	13.23%	$70,308	8.00%	$	N/A
Whidbey Island Bank	114,890	13.10%	70,168	8.00%		87,709	10.00%
Tier 1 capital
(to risk-weighted assets)
Consolidated	105,259	11.98%	35,154	4.00%		N/A
Whidbey Island Bank	103,911	11.85%	35,084	4.00%		52,626	6.00%
Tier 1 capital
(to average assets)
Consolidated	105,259	11.68%	36,059	4.00%		N/A
Whidbey Island Bank	103,911	11.54%	36,016	4.00%		45,020	5.00%

(16)	Fair Value Measurements

The following table presents estimated fair values of the Company’s financial instruments as of December 31, 2009 and 2008, whether or not recognized or recorded at fair value in the balance sheet under the indicated captions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(16)	Fair Value Measurements – (Continued)

	December 31
	2009		2008
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value

Financial assets:
Cash and cash equivalents	$14,950	$14,950	$13,609	$13,609
Interest-earning deposits	86,891	86,891	381	381
FHLB stock	2,430	2,430	2,430	2,430
Investment securities- available for sale	80,833	80,833	17,798	17,798
Loans held for sale	3,232	3,232	2,896	2,896
Loans	813,852	807,594	823,068	822,840
Financial liabilities:
Deposits	846,671	837,586	747,159	752,249
FHLB overnight borrowings	—	—	11,640	11,640
Junior subordinated debentures	25,774	9,210	25,774	16,090
Other borrowed funds	10,000	10,175	30,000	30,399

The following table presents the Company’s assets measured at fair value on a recurring basis for the year ending December 31, 2009 and 2008:

	Year Ended December 31, 2009:
	Level 1	Level 2	Level 3	Total

Investment securities	–	80,833	–	80,833

Total	$–	$80,833	$–	$80,833

	Year Ended December 31, 2008:
	Level 1	Level 2	Level 3	Total

Investment securities	–	17,798	–	17,798

Total	$–	$17,798	$–	$17,798

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the year ending December 31, 2009 and 2008:

	Year Ended December 31, 2009:
	Carrying value at year end				Total losses for
	Level 1	Level 2	Level 3	Total	year ended

Impaired loans(1)	$–	$–	$2,184	$2,184	$(1,211)
Other real estate owned(2)	–	–	4,549	4,549	(516)

Total	$–	$–	$6,733	$6,733	$(1,727)

	Year Ended December 31, 2008:
	Carrying value at year end				Total losses for
	Level 1	Level 2	Level 3	Total	year ended

Impaired loans(1)	$–	$–	$1,786	$1,786	$(132)
Other real estate owned(2)	–	–	2,226	2,226	(86)

Total	$–	$–	$4,012	$4,012	$(218)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.

(2)	Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as other real estate owned.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(16)	Fair Value Measurements – (Continued)

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

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

Other Real Estate Owned: Other real estate owned (“OREO”) includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations. Other real estate owned has been recorded at estimated fair value.

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

Off-Balance Sheet Items: Commitments to extend credit represent the principal category of off-balance sheet financial instruments (see Note 18). The fair value of these commitments is not material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(17)	Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

	December 31
Condensed Balance Sheets	2009	2008

Assets:
Cash and cash equivalents	$5,035	$460
Other assets	821	940
Investment in subsidiaries	179,680	104,986

Total assets	$185,536	$106,386

Liabilities:
Junior subordinated debentures	$25,774	$25,774
Other liabilities	241	52
Shareholders’ equity:
Common stock	83,094	33,701
Preferred stock	24,995	—
Retained earnings	51,183	46,567
Accumulated other comprehensive income, net	249	292

Total shareholders’ equity	159,521	80,560

Total liabilities and shareholders’ equity	$185,536	$106,386

	Years Ended December 31
Condensed Statements of Income	2009	2008	2007

Interest income:
Interest-earning deposits	$—	$2	$39
Common securities	20	38	54

Total interest income	20	40	93
Interest expense:
Junior subordinated debentures	(665)	(1,254)	(1,762)

Net expense	(645)	(1,214)	(1,669)
Noninterest expense	(910)	(1,170)	(1,356)

Loss before income tax benefit and undistributed earnings of subsidiaries	(1,555)	(2,384)	(3,025)
Income tax benefit	543	833	1,075

Loss before undistributed earnings of subsidiaries	(1,012)	(1,551)	(1,950)
Undistributed earnings of subsidiaries	3,051	8,683	10,548
Dividend income from the Bank	4,175	1,200	800

Net income	6,214	8,332	9,398

Preferred dividends	1,600	—	—

Net income available to common shareholders	$4,614	$8,332	$9,398

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(17)	Washington Banking Company Information – (Continued)

	Years Ended December 31
Condensed Statements of Cash Flows	2009	2008	2007

Operating activities:
Net income from continuing operations	$6,214	$8,332	$9,398
Adjustments to reconcile net income to net cash
used in operating activities:
Equity in undistributed earnings of subsidiaries	(2,863)	(8,676)	(10,383)
Stock-based compensation	—	—	10
Other assets	126	(405)	847

Cash flows provided by operating activities	3,477	(749)	(128)

Investing activities:
Investment in subsidiaries	(71,380)	—	(5,741)
Financing activities:
Gross payments on junior subordinated debentures	—	—	(15,007)
New borrowings on junior subordinated debentures	—	—	25,774
Dividends paid on common stock	(1,718)	(2,417)	(2,168)
Dividends paid on preferred stock	(1,265)	—	—
Common stock issued	48,991	—	—
Preferred stock issued	26,380	—	—
Common stock repurchased	—	—	(1,851)
Proceeds from issuance of common stock- stock options	90	322	1,302

Cash flows used in financing activities	72,478	(2,095)	8,050

Net increase (decrease) in cash and cash equivalents	4,575	(2,844)	2,181
Cash and cash equivalents at beginning of year	460	3,304	1,123

Cash and cash equivalents at end of year	$5,035	$460	$3,304

(18)	Commitments

(a) Leasing Arrangements: The Company is obligated under a number of noncancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2009 the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining noncancelable lease terms of one year or more are as follows:

	2010	2011	2012	2013	2014	Thereafter	Total

Minimum Payments	$419	$417	$420	$380	$328	$1,344	$3,308

Rent expense applicable to operating leases for the years ended December 31, 2009, 2008 and 2007 was $631, $435, and $426, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(18)	Commitments – (Continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2009.

The Bank has not been required to perform on any financial guarantees in 2009, 2008 and 2007 and incurred a $100 loss on commitments in 2009. No losses were incurred in 2008 and 2007.

Commitments to extend credit were as follows:

December 31, 2009

Loan commitments
Fixed rate	$8,804
Variable rate	125,959
Standby letters of credit	2,164

Total commitments	$136,927

(19)	Related Party Transactions

As of December 31, 2009 and 2008, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectibility. The following table details the loan activity of related party transactions:

	Years Ended December 31
	2009	2008

Beginning Balance	$3,200	$4,974
Additions	306	2,348
Payments	(510)	(4,122)
Loans to retired officers/directors	(1,346)	—

Ending Balance	$1,650	$3,200

Available Credit	$676	$460

Deposits from related parties held by the Bank at December 31, 2009 and 2008 totaled $7,377 and $5,970, respectively.

(20)	Contingencies

The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(21)	Subsequent Events

On January 28, 2010, the Board of Directors declared a cash dividend of $0.025 per share to shareholders of record as of February 10, 2010, payable on February 26, 2010.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Dollars in thousands, except share and per share data)

(22)	Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

	Year Ended December 31, 2009
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$13,205	$13,488	$13,877	$13,821
Interest expense	(3,876)	(3,680)	(3,434)	(3,028)

Net interest income	9,329	9,808	10,443	10,793
Provision for loan losses	(2,450)	(3,000)	(2,500)	(2,250)

Net interest income after provision for loan losses	6,879	6,808	7,943	8,543
Noninterest income	2,003	2,073	1,848	1,737
Noninterest expense	(6,546)	(7,187)	(7,378)	(7,623)

Income before provision for income taxes	2,336	1,694	2,413	2,657

Provision for income taxes	(762)	(463)	(740)	(921)

Net income before preferred dividends	1,574	1,231	1,673	1,736
Preferred dividends	(359)	(413)	(414)	(414)

Net income available to common shareholders	$1,215	$818	$1,259	$1,322

Basic earnings per share	$0.13	$0.09	$0.13	$0.12
Diluted earnings per share	$0.13	$0.09	$0.13	$0.11
Cash dividends declared per share	$0.065	$0.065	$0.025	$0.025

	Year Ended December 31, 2008
	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter

Interest income	$15,526	$14,533	$14,577	$14,145
Interest expense	(6,004)	(5,185)	(4,973)	(4,673)

Net interest income	9,522	9,348	9,604	9,472
Provision for loan losses	(1,025)	(1,050)	(1,075)	(1,900)

Net interest income after provision for loan losses	8,497	8,298	8,529	7,572
Noninterest income	1,795	1,638	1,875	1,579
Noninterest expense	(6,879)	(6,328)	(7,578)	(6,735)

Income before provision for income taxes	3,413	3,608	2,826	2,416

Provision for income taxes	(1,076)	(1,187)	(921)	(746)

Net income	$2,337	$2,421	$1,905	$1,670

Basic earnings per share	$0.25	$0.25	$0.20	$0.18
Diluted earnings per share	$0.25	$0.25	$0.20	$0.18
Cash dividends declared per share	$0.06	$0.065	$0.065	$0.065

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Submission of Matters to a Vote of Security Holders

A special meeting of shareholders was held at Oak Harbor, Washington at 9.00 a.m. on November 12, 2009. The total number of shares of common stock represented in person or by proxy at the meeting was 7,807,621 shares. This represented 81.77% of the 9,547,946 shares held by shareholders as of September 25, 2009 and entitled to vote at the meeting. The following issue came before the shareholders for vote:

A proposal to approve an amendment to Article 3 of the Amended and Restated Articles of Incorporation of the Company to authorize 35,000,000 shares of common stock.

The proposal was approved with the following vote totals:

	For	Against	Abstain

Approval of the Proposal	6,891,201	877,493	21,116

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2009 fiscal year end.

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

(a)(1) Financial Statements: The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th of March, 2010.

WASHINGTON BANKING COMPANY
(Registrant)

By /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 12th of March, 2010.

Principal Executive Officer:

By /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Principal Financial and Accounting Officer:

By /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 12, 2010, as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Gregg A Davidson

Jay T. Lien

Gragg E. Miller

Anthony B. Pickering

Robert T. Severns

Edward J. Wallgren

Dennis A. Wintch

By /s/ John L. Wagner

John L. Wagner
Attorney-in-fact
March 12, 2010

INDEX TO EXHIBITS

Exhibit No.	Exhibit Description

1.1	Underwriting Agreement (1)
3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws (2)
4.1	Form of Common Stock Certificate (2)
4.2	Form of Stock Certificate for Series A Preferred Stock (3)
4.3	Warrant to purchase shares of Common Stock, issued to the U.S. Department of the Treasury on January 16, 2009 (3)
4.4	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	1998 Stock Option and Restricted Stock Award Plan (4)
10.2	2005 Stock Incentive Plan(5)
10.3	Employment Agreement between the Company and John L. Wagner (6)
10.4	Employment Agreement between the Company and Richard A. Shields (6)
10.5	Employment Agreement between the Company and Joseph W. Niemer(7)
10.6	Letter Agreement dated January 16, 2009, including Securities Purchase Agreement–Standard Terms, between the Company and the U.S. Department of the Treasury (3)
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21	Subsidiaries of the Company
23.1	Consent of Moss Adams LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
99.1	First fiscal year certification of Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), for the fiscal year ended December 31, 2009
99.2	First fiscal year certification of Principal Financial Officer pursuant to Section 111(b) of EESA for the fiscal year ended December 31, 2009

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed November 25, 2009

(2)	Incorporated by reference to the Company’s registration statement on Form SB-2 (File No. 333-49925), filed April 10, 1998

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed January 20, 2009

(4)	Incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed August 20, 1998

(5)	Incorporated by reference to the Company’s registration statement on Form S-8 (File No. 333-129647), filed November 10, 2005

(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 12, 2005

(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2005

(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed March 16, 2009