Form 10-Q
period 2010-03-31
WASHINGTON BANKING CO
filed 2010-05-07
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]          Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Yes [  ]    No [  ]

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. :

Large accelerated filer [   ]     Accelerated filer [X]     Non-Accelerated filer [   ]    Smaller reporting company [   ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at April 30, 2010 was 15,302,934.

1

PART I – fINANCIAL INFORMATION

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands)

	March 31,	December 31,
Assets	2010	2009
Cash and due from banks	$15,040	$14,950
($1,947 and $1,635, respectively, are restricted)
Interest-bearing deposits	64,203	86,891
Total cash, restricted cash, and cash equivalents	79,243	101,841
Investment securities available for sale	96,217	80,833
Federal Home Loan Bank stock	2,430	2,430
Loans held for sale	3,297	3,232
Loans receivable	821,617	813,852
Allowance for loan losses	(16,464)	(16,212)
Total loans, net	805,153	797,640
Premises and equipment, net	25,672	25,495
Bank owned life insurance	17,058	16,976
Other real estate owned	4,937	4,549
Other assets	12,648	12,875
Total assets	$1,046,655	$1,045,871
Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$112,338	$104,070
NOW Accounts	140,794	141,121
Money Market	202,665	202,144
Savings	53,364	49,003
Time deposits	336,479	350,333
Total deposits	845,640	846,671
Other borrowed funds	10,000	10,000
Junior subordinated debentures	25,774	25,774
Other liabilities	4,049	3,905
Total liabilities	885,463	886,350
Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value. 26,380 shares authorized
Series A (Liquidation preference $1,000 per share):
issued and outstanding 26,380 at 3/31/10 and 12/31/09.	25,080	24,995
Common stock, no par value. 35,000,000 shares authorized:
issued and outstanding 15,303,124 at 3/31/10, and
15,297,801 at 12/31/09.	83,174	83,094
Retained earnings	52,382	51,183
Accumulated other comprehensive income	556	249
Total shareholders’ equity	161,192	159,521
Total liabilities and shareholders’ equity	$1,046,655	$1,045,871

See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARies

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009
Interest income:
Interest and fees on loans	$13,085	$13,000
Interest on taxable investment securities	413	136
Interest on tax exempt investment securities	158	67
Other	36	2
Total interest income	13,692	13,205
Interest expense:
Interest on deposits	2,503	3,519
Interest on other borrowings	91	133
Interest on junior subordinated debentures	117	224
Total interest expense	2,711	3,876
Net interest income	10,981	9,329
Provision for loan losses	2,150	2,450
Net interest income after provision for loan losses	8,831	6,879
Noninterest income:
Service charges and fees	735	858
Electronic banking income	367	310
Investment products	50	170
Bank owned life insurance income	82	94
Income from the sale of mortgage loans	141	270
SBA premium income	46	18
Other	322	283
Total noninterest income	1,743	2,003
Noninterest expense:
Salaries and benefits	4,329	3,424
Occupancy and equipment	1,027	1,033
Office supplies and printing	210	171
Data processing	211	131
FDIC premiums	252	147
OREO & repossession expenses	193	238
Consulting and professional fees	268	256
Other	1,285	1,146
Total noninterest expense	7,775	6,546
Income before provision for income taxes	2,799	2,336
Provision for income taxes	804	762
Net income	1,995	1,574
Preferred stock dividends and discount accretion	414	359
Net income available to common shareholders	$1,581	$1,215

Net income per common share, basic	$0.10	$0.13

Net income per common share, diluted	$0.10	$0.13

Average number of common shares outstanding, basic	15,297,000	9,507,000
Average number of common shares outstanding, diluted	15,430,000	9,527,000
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARies

Condensed Consolidated Statements of Shareholders’ Equity

and Comprehensive Income (unaudited)

(Dollars and shares in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders’
	amount	Shares	Amount	earnings	income (loss)	Equity
Balances at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	—	—	—	1,574	—	1,574
Net change in unrealized gain (loss)	—	—	—	—	(29)	(29)
Total comprehensive income						1,545
Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrants to U.S. Treasury	—	—	1,720	—	—	1,720
Preferred stock dividends and accretion	84	—	—	(359)	—	(275)
Cash dividend, $0.065 per share	—	—	—	(620)	—	(620)
Stock-based compensation expense	—	—	93	—	—	93
Issuance of common stock under stock plans	—	20	38	—	—	38
Cancellation of restricted stock	—	(1)	—	—	—	—
Balances at March 31, 2009	$24,744	9,529	$35,552	$47,162	$263	$107,721

Balances at December 31, 2009	$24,995	15,298	$83,094	$51,183	$249	$159,521
Comprehensive income:
Net income	—	—	—	1,995	—	1,995
Net unrealized gain/loss	—	—	—	—	307	307
Total comprehensive income						2,302
Preferred stock dividends and accretion	85	—	—	(414)	—	(329)
Cash dividend, $0.025 per share	—	—	—	(382)	—	(382)
Stock-based compensation expense	—	—	77	—	—	77
Issuance of common stock under stock plans	—	5	3	—	—	3
Balances at March 31, 2010	$25,080	15,303	$83,174	$52,382	$556	$161,192

WASHINGTON BANKING COMPANY
AND SUBSIDIARies

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income from operations	$1,995	$1,574
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of investment discounts, net	93	—
Deferred income tax expense (benefit)	(6)	1
Depreciation and amortization	388	441
Net (gain) loss on sale of other real estate	7	(5)
Net gain on sale of premises and equipment	—	6
Earnings on bank owned life insurance	(82)	(94)
Provision for loan losses	2,150	2,450
Amortization of stock-based compensation	77	93
Net change in assets and liabilities:
Originations of loans held for sale	(17,670)	(33,605)
Proceeds from sales of loans held for sale	17,605	33,836
Decrease (increase) in other assets	67	(533)
Increase (decrease) in other liabilities	144	(2,310)
Cash provided by operating activities	4,768	1,854
Cash flows from investing activities:
Purchases of investment securities, available for sale	(21,706)	(4,768)
Maturities/calls/principal payments of investment and
mortgage-backed securities, available for sale	6,703	2,040
Net increase in loans	(10,153)	(7,551)
Capitalization of other real estate improvements	(118)	—
Purchases of premises and equipment	(565)	(841)
Proceeds from the sale of other real estate owned	213	532
Cash used by investing activities	(25,626)	(10,588)
Cash flows from financing activities:
Net increase (decrease) in deposits	(1,031)	15,829
Gross payments on other borrowed funds	—	(10,000)
Net decrease in FHLB overnight borrowings	—	(11,640)
Dividends paid on common stock	(382)	(620)
Dividends paid on preferred stock	(330)	(275)
Proceeds from exercise of common stock- stock options	3	38
Proceeds from issuance of preferred stock	—	26,380
Cash provided by financing activities	(1,740)	19,712
Net change in cash and cash equivalents	(22,598)	10,978
Cash and cash equivalents at beginning of period	101,841	13,990
Cash and cash equivalents at end of period	$79,243	$24,968

Supplemental information:
Loans foreclosed and transferred to other real estate owned	$400	$100
Cash paid for interest	2,821	4,024
Cash paid for income taxes	1,100	700
See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(1)     Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996.  At March 31, 2010, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”).  The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans.  The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.  Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above.  The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. The Company has evaluated events and transactions subsequent to March 31, 2010 for potential recognition or disclosure. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(2)     Recent Financial Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

 ASU 2010-18 is effective prospectively for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. Early application is permitted. Upon initial adoption of ASU 2010-18, an entity may make a one-time election to terminate accounting for loans as a pool under Subtopic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration.  The Company does not expect this ASU to have an impact on the consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(2)     Recent Financial Accounting Pronouncements- Continued

On April 16, 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. As the Company’s current share-based payment awards are equity awards (exercise price is denominated in dollars in the U.S. where the Company’s stock is traded), this ASU does not have an impact on the Company’s consolidated financial statements.

On February 24, 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in this ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, the Company’s adoption of this ASU in the first quarter of 2010 did not impact the Company’s consolidated financial statements.

(3)     Investment Securities

The Company’s investment portfolio consists primarily of U.S. government agency securities issued or guaranteed by the FNMA, FHLMC or GNMA. The Company’s portfolio also includes U.S. government treasury securities, obligations of state and political subdivisions, and corporate securities. The Company’s investment portfolio at March 31, 2010 and December 31, 2009 is reflected in the tables below:

	March 31, 2010
Investments available for sale:	Amortized Costs	Unrealized Gains	Unrealized (Losses)	Market Value
U.S. government agency securities	$52,118	$379	$(14)	$52,483
U.S. government treasury securities	24,081	63	(29)	24,115
Pass-through securities	659	7	—	666
Taxable state and political subdivisions	1,514	—	(4)	1,510
Tax exempt state and political subdivisions	15,978	470	(42)	16,406
Corporate securities	1,002	35	—	1,037
Total available for sale securities	$95,352	$954	$(89)	$96,217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(3)     Investment Securities- (Continued)

	December 31, 2009
Investments available for sale:	Amortized Costs	Unrealized Gains	Unrealized (Losses)	Market Value
U.S. government agency securities	$37,183	$211	$(201)	$37,193
U.S. government treasury securities	24,090	37	(144)	23,983
Pass-through securities	661	5	—	666
Taxable state and political subdivisions	1,515	—	(24)	1,491
Tax exempt state and political subdivisions	15,991	519	(47)	16,463
Corporate securities	1,003	34	—	1,037
Total available for sale securities	$80,443	$806	$(416)	$80,833

The amortized cost and market value of investment securities by contractual maturity at March 31, 2010 are shown in the table below. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2010
	Amortized	Market
Investments available for sale:	Costs	Value
Three months or less	$—	$—
Over three months to one year	526	533
After one year through three years	48,688	48,959
After three years through five years	32,770	33,095
After five years through ten years	5,634	5,700
After ten years	7,734	7,930
Total available for sale securities	$95,352	$96,217

At March 31, 2010 investment securities carried at $440 were pledged with the Federal Reserve Bank of San Francisco (“FRB”) to secure the Company’s Treasury, Tax and Loan account. At March 31, 2010 investment securities carried at $31.1 million were pledged with the State of Washington to secure public deposits.

(a) Other-Than-Temporary Impaired Debt Securities

For each security in an unrealized loss position, the Company assess whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. For debt securities that are considered other-than-temporarily impaired and that the Company do not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, if applicable. Based on the Company’s evaluation, Management has determined that no investment security in the Company’s investment portfolio is other-than-temporarily impaired.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(3)     Investment Securities- (Continued)

Eleven and thirty investment securities were in unrealized loss positions at March 31, 2010 and December 31, 2009, respectively.  They are summarized and classified according to the duration of the loss period as follows:

March 31, 2010
Less than 12 Months	12 Months or Longer	Total

Investments available for sale:	Market Value	Unrealized (Losses)	Market Value	Unrealized (Losses)	Market Value	Unrealized (Losses)
U.S. government agency securities	$8,004	$(14)	$—	$—	$8,004	$(14)
U.S. government treasury securities	10,042	(29)	—	—	10,042	(29)
Taxable state and political subdivisions	505	(4)	—	—	505	(4)
Tax exempt state and political subdivisions	2,590	(42)	—	—	2,590	(42)
Total temporarily impaired securities	$21,141	$(89)	$—	$—	$21,141	$(89)

December 31, 2009
Less than 12 Months	12 Months or Longer	Total

Investments available for sale:	Market Value	Unrealized (Losses)	Market Value	Unrealized (Losses)	Market Value	Unrealized (Losses)
U.S. government agency securities	$28,108	$(201)	$—	$—	$28,018	$(201)
U.S. government treasury securities	19,956	(144)	—	—	19,956	(144)
Taxable state and political subdivisions	1,491	(24)	—	—	1,491	(24)
Tax exempt state and political subdivisions	2,587	(47)	—	—	2,587	(47)
Total temporarily impaired securities	$52,052	$(416)	$—	$—	$52,052	$(416)

The unrealized losses associated with U.S. government agency and treasury debt securities are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, securities backed by GNMA, FNMA, or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history.

(4)       Earnings Per Common Share

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended March 31,
	2010	2009
Weighted average common shares-basic	15,297,000	9,507,000
Effect of dilutive securities: stock awards	133,000	20,000
Weighted average common shares-diluted	15,430,000	9,527,000

At March 31, 2010 and 2009, the following stock awards were antidilutive and, therefore, not included in the computation of diluted net income per share:

	Three Months Ended March 31,
Stock awards not included in diluted earnings per share:	2010	2009
Antidilutive TARP CPP stock warrants	—	492,164
Antidilutive stock awards	56,066	219,720
Total antidilutive stock awards	56,066	711,884

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(5)     Stock-Based Compensation

(a) Stock Options: The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the three months ended March 31, 2010 and 2009, the Company recognized $43 and $52, respectively, in compensation expense related to stock options as a component of salaries and benefits.

As of March 31, 2010, there was approximately $229 of total unrecognized compensation cost related to nonvested stock awards which is expected to be recognized over a weighted-average period of 1.52 years.

The following table summarizes information on stock option activity during 2010:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value
Outstanding at January 1, 2010	221,339	$9.99
Granted	—
Exercised	(1,059)	5.34		$7
Forfeited, expired or cancelled	(1,241)	11.97
Outstanding at March 31, 2010	219,039	$10.00	6.72	$567
Exercisable at March 31, 2010	110,985	$9.29	5.57	$366

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2010 and the exercise price, times the number of shares) that would have been received had all options been exercised on March 31, 2010. This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.

The following table summarizes information on restricted stock activity during 2010:

	Shares	Weighted average grant price per share	Weighted average remaining contractual terms (in years)
Outstanding at January 1, 2010	4,741	$13.32
Granted	—
Vested	(1,989)	10.92
Forfeited, expired or cancelled	—
Outstanding at March 31, 2010	2,752	$15.05	1.12

For the three months ended March 31, 2010 and 2009, the Company recognized $11 and $13, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of March 31, 2010, there was $23 of total unrecognized compensation costs related to nonvested restricted stock which is expected to be recognized over a weighted-average period of 1.14 years.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

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

The following table summarizes information on restricted stock unit activity during the three months ended March 31, 2010:

	Shares	Weighted average grant price per share	Weighted average remaining contractual terms (in years)
Outstanding at January 1, 2010	30,238	$7.62
Granted	—
Vested	(4,264)	11.12
Forfeited, expired or cancelled	—
Outstanding at March 31, 2010	25,974	$7.04	2.20

For the three months ended March 31, 2010 and 2009, the Company recognized $23 and $28, respectively, in restricted stock units compensation expense as a component of salaries and benefits. As of March 31, 2010, there was $132 of total unrecognized compensation costs related to nonvested restricted stock units which is expected to be recognized over a weighted-average period of 1.78 years.

(6)     Shareholders’ Equity

(a) Preferred Stock

On January 16, 2009, in exchange for an aggregate purchase price of $26,400 , the Company issued and sold to the United States Department of the Treasury pursuant to the Trouble Asset Relief Program (“TARP”) Capital Purchase Program the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers.

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

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the preferred stock; however, prior approval of the Company's primary regulator is required.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(6)        Shareholders’ Equity- (Continued)

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

As of March 31, 2010, no dividends on the preferred stock were in arrears.

(b) Stock Warrants

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

Dividend yield	5.00%
Expected life (years)	10
Expected volatility	49.56%
Risk-free rate	2.80%
Fair value per warrant at grant date	3.27
Relative fair value per warrant at grant date	3.49

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(6)     Shareholders’ Equity- (Continued)

On November 30, 2009, the Company raised $51,750 through a public offering by issuing 5,000,000 shares of the Company’s common stock, including 750,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $48,991. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program.  In connection with the Company’s public offering in the fourth quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50% to 246,082 shares.

(7)     Fair Value Measurements

 (a) Fair Value Hierarchy and Fair Value Measurement

The Company groups its assets and liabilities that are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:   Quoted prices for identical instruments in active markets.

Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drives are observable.

Level 3:    Significant inputs to the valuation model are unobservable.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis:

		March 31, 2010
		Level 1	Level 2		Level 3	Total
Investment securities		―	96,217		―	96,217
Total	$	―	$96,217	$	―	$96,217

		December 31, 2009:
		Level 1	Level 2		Level 3	Total
Investment securities		―	80,833		―	80,833
Total	$	―	$80,833	$	―	$80,833

When available, the Company uses quoted market prices to determine the fair value of investment securities. These investments are included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and comprise the Company’s portfolio of U.S. agency securities, U.S. treasury securities, municipal bonds and other corporate bonds.

Certain financial assets of the Company may be measured at fair value on a non-recurring basis. These assets are subject to fair value adjustments that result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For example, when a loan is identified as impaired, it is reported at the lower of cost or fair value, measured based on the loan’s observable market price (Level 1), the present value of expected future cash flows discounted at the loan’s original effective interest rate (Level 2), or the current appraised value of the underlying collateral securing the loan if the loan is collateral dependent (Level 3).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(7)        Fair Value Measurements (continued)

Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

		March 31, 2010
		Level 1		Level 2	Level 3	Total	Total losses for the period
Impaired loans (1)	$	―	$	―	$4,780	$4,780	$(2,620)
Other real estate owned (2)		―		―	4,937	4,937	(7)
Total	$	―	$	―	$9,717	$9,717	$(2,627)

		December 31, 2009
		Level 1		Level 2	Level 3	Total	Total losses for the period
Impaired loans (1)	$	―	$	―	$2,184	$2,184	$(1,211)
Other real estate owned (2)		―		―	4,549	4,549	(516)
Total	$	―	$	―	$6,733	$6,733	$(1,727)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as other real estate owned.

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument for which a non-recurring change in fair value has been recorded:

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

(b) Disclosures about Fair Value of Financial Instruments

The table below is a summary of fair value estimates for financial instruments as of March 31, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(7)        Fair Value Measurements (continued)

	March 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$15,040	$15,040	$14,950	$14,950
Interest-earning deposits	64,203	64,203	86,891	86,891
FHLB stock	2,430	2,430	2,430	2,430
Loans held for sale	3,297	3,297	3,232	3,232
Loans	821,617	816,637	813,852	807,594

Financial liabilities:
Deposits	846,640	848,288	846,671	837,586
Junior subordinated debentures	25,774	9,249	25,774	9,210
Other borrowed funds	10,000	10,113	10,000	10,175

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not record at fair value but required for disclosure purposes:

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

Off-Balance Sheet Items: Commitments to extend credit represent the principal category of off-balance sheet financial instruments (see Note 9). The fair value of these commitments are not material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three months ended as of March 31, 2010 and 2009 (unaudited)

(Dollars in thousands, except per share data)

(8)           Subsequent Events

On April 22, 2010, the Company announced that its Board of Directors declared a cash dividend of $0.03 per common share to shareholders of record as of May 4, 2010, payable on May 19, 2010.

On April 16, 2010, the Bank assumed certain deposit liabilities and acquired certain assets of City Bank from the Federal Deposit Insurance Corporation (“FDIC”), which was appointed receiver for City Bank. The Bank and the FDIC entered into a loss sharing arrangement covering future losses incurred on acquired loans.  After the first 2% (approximately $8,000) of losses on assets subject to the loss share agreement, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on 100% of the loan portfolio (approximately $425,000).  Based upon a preliminary closing with the FDIC as of April 16, 2010, the Bank acquired approximately $635,000 of assets (including approximately $425,000 of loans) and assumed approximately $697,000 in liabilities (including approximately $644,000 in deposits) in eight branches located in King and Snohomish Counties, Washington.

The foregoing estimates are at City Bank’s book value and do not reflect “fair value,” and all amounts are subject to adjustment based on final settlement with the FDIC.  The Bank’s bid with the FDIC included a 1% deposit premium on non-brokered deposits and 7.9% discount bid on the assets acquired.  The transaction will result in an estimated initial cash payment from the FDIC to the Bank of $110 million.  In connection with the acquisition, the Company issued the FDIC an equity appreciation right which is tied to the Company’s stock price, which has a 60-day term, has a strike price of $12.31.  On April 27, 2010, the FDIC exercised its equity appreciation right at a stock price of $14.45, which resulted in the Company paying the FDIC $2.1 million.

(9)     Commitments and Guarantees

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2010. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of March 31, 2010. As of March 31, 2010, the commitments under these agreements were $1,794.

At March 31, 2010, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly-owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,000 at March 31, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements describe management's expectations regarding future events and developments such as the transition of City Bank operations, employees and customers,  future operating results, BOLI contributions to revenue, availability of acquisition opportunities, growth in loans and deposits, credit quality and loan losses, and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof.  The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements.  Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission, factors that may cause actual results to differ materially from those contemplated in these forward-looking statements include, among others:  (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure; and (6) the inability to retain City Bank customers or employees and expenses associated with the integration of acquired City Bank operations.  Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made.  Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.

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

Summary of Critical Accounting Policies

Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 as filed in Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 as filed in Form 10-K.

Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009 as filed in Form 10-K.

Results of Operations Overview

The Company’s net income available to common shareholders increased to $1.6 million or $0.10 per diluted share, in the first quarter of 2010, compared with $1.2 million or $0.13 per diluted share in the first quarter of 2009. The increase in net income was principally attributable to a $1.2 million decrease in interest expense, from the same period in 2009.

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “tax-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

  The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
  The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
  The volume of noninterest-earning assets, including nonaccrual loans; and,
  Market interest rate fluctuations.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets
Loans (1) (2)	$820,578	$13,212	6.53%	$825,694	$13,107	6.44%
Federal funds sold	—	—	—	3,565	2	0.25%
Interest-earning cash	55,346	36	0.02%	307	—	0.01%
Investments:
Taxable	80,861	414	2.08%	13,522	136	4.08%
Non-taxable (2)	16,465	239	5.87%	8,012	100	5.04%
Interest-earning assets	973,250	13,901	5.79%	851,100	13,345	6.36%
Noninterest-earning assets	57,947			53,337
Total assets	$1,031,197			$904,437

Liabilities and Shareholders’ Equity
Deposits:
Interest demand and
money market	$339,523	$546	0.65%	$260,298	$566	0.88%
Savings	50,594	32	0.25%	41,914	26	0.25%
Time deposits	336,121	1,925	2.32%	354,686	2,927	3.35%
Interest-bearing deposits	726,238	2,503	1.40%	656,898	3,519	2.17%
Federal funds purchased	—	—	0.00%	2,086	4	0.82%
Junior subordinated debentures	25,774	117	1.84%	25,774	224	3.52%
Other borrowed funds	10,000	91	3.74%	21,556	129	2.43%
Interest-bearing liabilities	762,012	2,711	1.44%	706,314	3,876	2.23%
Noninterest-bearing deposits	107,076			93,908
Other noninterest-bearing liabilities	2,069			1,336
Total liabilities	871,157			801,558
Shareholders’ equity	160,040			102,880
Total liabilities and shareholders’ equity	$1,031,197			$904,437

Net interest income		$11,190			$9,469

Net interest spread			4.35%			4.13%
Net interest margin			4.66%			4.51%

(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a tax-equivalent basis using the federal statutory rate of 35.0% and 35.0% in 2010 and 2009, respectively. These adjustments were $208 and $140 for the three months ended March 31, 2010 and 2009, respectively. Tax-equivalent is a Non GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Net interest income on a taxable-equivalent basis totaled $11.2 million at March 31, 2010 compared with $9.5 million during the first quarter of 2009. Changes in net interest income during the year were principally caused by an increase in income from investments, due to purchase of additional investment securities, coupled with a decrease in rates paid on average interest-bearing liabilities.

The yield on interest-earning assets was 5.79% for the first quarter of 2010, compared to 6.36% for the first quarter of 2009. This decrease is due to lower yields on investment securities and average interest-earning cash. The yield on interest-bearing liabilities was 1.44%, a decrease of 79 basis points as compared to the same period in 2009. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits and lower interest rates on the Company’s junior subordinated debentures.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a tax-equivalent basis was 4.66% for the first quarter of 2010, compared to 4.51% for the first quarter of 2009. The improvement in net interest margin in the first quarter of 2010 resulted from an increase in net interest income.

The following table shows how changes in yields or rates and average balances affected net interest income for the first quarters of 2010 and 2009:

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (decrease) due to(2):
	Volume	Rate	Total
Assets:
Loans (1) (3)	$(81)	$186	$105
Federal funds sold	(1)	(1)	(2)
Interest-bearing cash	36	—	36
Investments (1)	437	(20)	417
Total interest earning assets	391	165	556

Liabilities:
Deposits:
Interest demand and money market	(142)	122	(20)
Savings	6	—	6
Time deposits	(147)	(855)	(1,002)
Federal Funds Purchased	(2)	(2)	(4)
Junior subordinated debentures	—	(107)	(107)
Other interest-bearing liabilities	(3,214)	3,176	(38)
Total interest-bearing liabilities	(3,499)	2,334	(1,165)
Total increase (decrease) in net interest income	$3,890	$(2,169)	$1,721

(1) Interest on loans and investments is presented on a fully tax-equivalent basis.

(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.

(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the first quarter of 2010, the provision for loan losses was $2.2 million, compared to $2.5 million in the same period in 2009. The decrease to the provision for loan losses in the first quarter 2010 compared to same period in 2009 primarily reflects a decrease in the volume of newly identified problem credits during the first quarter of 2010.

Net charge-offs the first quarter of 2010 was $1.9 million, compared with $1.4 million in the same period in 2009.  The percentage of net charge-offs to average loans was 0.94% in the first quarter of 2010, compared to 0.68% in the first quarter of 2009.  The majority of charge-offs primarily relate to commercial, land development, and single family residential construction loans secured by real property and to a lesser extent indirect automobile loans. At March 31, 2010, the allowance for loan losses as a percent of total loans was 2.00% as compared to 1.61% for the same period in 2009.

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

Noninterest Income as of:
	Periods Ended March 31,			Change 2010 vs. 2009
(Dollars in thousands)	2010	2009
Service charges and fees	$735	858	$	(123)
Electronic banking income	367	310		57
Investment products	50	170		(120)
Bank owned life insurance	82	94		(12)
Income from sale of SBA loans	46	18		28
Income from sale of mortgage loans	141	270		(129)
Other income	322	283		39
Total noninterest expense	$1,743	$2,003		$(260)

The changes in noninterest income in the first quarter of 2010 compared to 2009 were related to the following areas:

  Service charges and fees decreased due to changes in service charge regulations. These new regulations limit the amount and frequency of service charges, and were effective at the start of 2010. The full impact of these changes is reflected in the income in the first quarter of 2010.
  Income from the sale of investment products decreased due to slower sales of annuity products to customers.
  Income from the sale of SBA loans was impacted during the first quarter of 2010 due to the implementation of a new accounting standard which requires income to be deferred until the repurchase period of the loan has expired. The Company deferred approximately $130,000, which will be recognized during the second quarter of 2010. In the first quarter of 2009, the Company did not sell SBA loans due to unfavorable premiums for SBA loans in the secondary financial market.
  Income from the sale of loans for the first quarter of 2010 was stable as compared to prior quarters. The decrease is attributed to an unusually strong first quarter of 2009 where the Company saw a strong surge in refinancing activity.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The Company continued to successfully manage noninterest expense during the first quarter of 2010 and the same period in 2009. The Company’s efficiency ratio was at 60.12% at March 31, 2010 as compared to 57.07% at March 31, 2009.

The following table presents the key components of noninterest expense:

Noninterest Expense as of:
	Periods Ended March 31,		Change 2010 vs. 2009
(Dollars in thousands)	2010	2009
Salaries and benefits	$4,777	$4,019	$758
Less: loan origination costs	(448)	(595)	147
Net salaries and benefits (as reported)	4,329	3,424	905
Occupancy expense	1,027	1,033	(6)
Consulting and professional fees	268	256	12
Data processing	211	131	80
Office supplies and printing	210	171	39
FDIC premiums	252	147	105
OREO & Repossession Expense	193	238	(45)
Other	1,285	1,146	139
Total noninterest expense	$7,775	$6,546	$1,229

The changes in noninterest expense in the first quarter of 2010 compared to 2009 were related to the following areas:

▪       Salaries and benefits increased due to an increase in employees. Due to opportunities in the marketplace, the Company hired several lending and relationship officers and related support personnel.  The number of full time equivalent employees (FTEs) increased to 298 at March 31, 2010 from 263 at March 31, 2009.

▪       Data processing expense increased in the first quarter of 2010 due to additional expenses related to the Company moving its core processing to an outsourced environment. The Company outsourced its processing during the fourth quarter of 2009.

▪       FDIC premiums increased in the first quarter of 2010, due to the increase in assessment rates. In February 2009, the FDIC adopted final rules which increase the assessment rates paid on deposits. Assessment rates in the first quarter of 2009, for well capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in first quarter of 2010, for well capitalized banks, range from $0.12 to $0.16 per $100 of deposits annually.

▪       OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles. The decrease in expense during the first quarter of 2010 is primarily related to repairs on several OREO properties in preparing them for sale.

Income Taxes: The Company’s consolidated effective tax rates for the first quarters of 2010 and 2009 were 28.72% and 32.62%, respectively. The effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate reflects a benefit from the New Market Tax Credit Program whereby a subsidiary of Whidbey Island Bank has been awarded approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

During the first quarter of 2010, the Company focused on maintaining its loan portfolio and deposit funding base. Loans at March 31, 2010 increased to $821.6 million compared to $813.9 million at December 31, 2009. Deposits at March 31, 2010 decreased to $845.6 million compared to $846.7 million at December 31, 2009. Shareholders’ equity increased $1.7 million to $161.2 million at March 31, 2010.

Loans: During the first quarter of 2010, loans, excluding net deferred loan costs, increased $7.8 million to $819.2 million compared to $811.4 million at December 31, 2009. During the first quarter of 2010, commercial loans were the primary source of growth. This increase was offset by decreases in construction, commercial real estate, direct and indirect consumer loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of managing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.

The following table further details the major components of the loan portfolio:

Loan Portfolio Composition as of:
	March 31, 2010		December 31, 2009		Change
(Dollars in thousands)	Balance	% of total	Balance	% of total	2010 vs. 2009
Commercial	$132,569	16.2%	$93,295	11.5%	$39,274
Real estate mortgages:
One-to-four family residential	51,605	6.3%	53,313	6.6%	(1,708)
Commercial	345,925	42.2%	360,745	44.4%	(14,820)
Total real estate mortgages	397,530	48.5%	414,058	51.0%	(16,528)
Real estate construction:
One-to-four family residential	71,665	8.7%	76,046	9.4%	(4,381)
Multi-family and commercial	34,459	4.3%	34,231	4.2%	228
Total real estate construction	106,124	13.0%	110,277	13.6%	(4,153)
Consumer:
Indirect	96,569	11.8%	100,697	12.4%	(4,128)
Direct	86,432	10.5%	93,051	11.5%	(6,619)
Total consumer	183,001	22.3%	193,748	23.9%	(10,747)
Subtotal	819,224	100.0%	811,378	100.0%	7,846
Less: allowance for loan losses	(16,464)		(16,212)		(252)
Deferred loan fees, net	2,393		2,474		(81)
Total loans, net	$805,153		$797,640		$7,513

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

Nonperforming Assets as of:
(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans	$3,692	$3,395
Restructured loans	—	—
Total nonperforming loans	3,692	3,395
Other real estate owned	4,937	4,549
Total nonperforming assets	$8,629	$7,944
Total impaired loans	$3,692	$3,395
Accruing loans past due ≥ 90 days	—	—
Potential problem loans(1)	$2,320	$4,586
Allowance for loan losses	$16,464	$16,212
Interest foregone on nonaccrual loans	$79	$108
Nonperforming loans to loans	0.45%	0.42%
Allowance for loan losses to loans	2.00%	1.99%
Allowance for loan losses to nonperforming loans	445.92%	477.51%
Nonperforming assets to total assets	0.83%	0.76%

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

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for loan losses inherent in the portfolio. The Company assesses the allowance on a quarterly basis. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

▪       Specific Allowances: A specific allowance is established when management has identified unique or particular risks that are related to a specific loan that demonstrate risk characteristics consistent with impairment. Specific allowances may also be established to address the unique risks associated with a group of loans or particular type of credit exposure.

▪       Formula Allowance. The calculations of expected loss rates are determined utilizing a two factor approach. These two factors are probability of default ("PD") and loss given default ("LGD"). Taken together, these two factors produce the expected loss rate.

    LGD is defined as the rate of loss as determined by dividing the expected net charge off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus non-accrual and gross loans charged off.  Loss given default rates utilized reflect industry experience as determined by state and loan type, and will be based upon bank with total assets below one billion dollars. Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaninful.  LGD rates will be based upon industry experience starting in 1992 and applied at a two standard deviation level. Bank specific LGD rates will be utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.
    PD is defined as the actual payment default rate (defined as the number of times a loan has been delinquent 30 or more days divided by the number of months the loan has been outstanding from the origination date to the valuation date), or for loans which have not generated an actual payment default rate, the rate applied is based upon industry experience for such loans as applied by loan type and state in which the loan applies to (in the case of real estate loans, the state determination is based upon where the collateral resides), where the expected payment default rate is defined as the sum loans where payment delinquencies are 30 or more days delinquent, plus non-accrual and gross loans charged off divided by total loans for each group.  Expected payment default rates are then scaled against the bank's loan risk grades with the bank's lowest pass/non-watch grade set to equal the industry PD and then scaled lower or higher against the bank's remaining loan grades.

The following table shows the allocation of the allowance for loan losses, by loan type:

Allocation of the Allowance for Loan Losses as of:
	March 31, 2010			December 31, 2009			March 31, 2009
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$2,171	13.2%	16.2%	$1,515	9.3%	11.5%	$1,282	9.6%	11.9%
Real estate mortgage	7,806	47.4%	48.5%	8,060	49.7%	51.0%	6,075	45.6%	47.9%
Real estate construction	2,289	13.9%	13.0%	2,330	14.4%	13.6%	2,372	17.8%	16.7%
Consumer	4,198	25.5%	22.3%	4,307	26.6%	23.9%	3,594	27.0%	23.5%
Total	$16,464	100%	100%	$16,212	100%	100%	$13,323	100%	100%

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

Summary of Loan Loss Experience as of:

	Three Months Ended March 31,
(Dollars in thousands)	2010	2009
Balance at beginning of period	$16,212	$12,250
Charge-offs:
Commercial	(542)	(208)
Real estate	(1,145)	(722)
Consumer:
Direct	(227)	(202)
Indirect	(406)	(649)
Total charge-offs	(2,320)	(1,781)
Recoveries:
Commercial	72	137
Real estate	103	34
Consumer:
Direct	29	29
Indirect	218	204
Total recoveries	422	404
Net charge-offs	(1,898)	(1,377)
Provision for loan losses	2,150	2,450
Balance at end of period	$16,464	$13,323

Indirect net charge-offs to average indirect loans (1)	0.77%	1.68%
Other net charge-offs to average other loans (1)	0.97%	0.53%
Net charge-offs to average loans (1)	0.94%	0.68%

(1) Excludes loans held for sale.

Deposits: Total deposits in the first three months of 2010 decreased $1.1 million to $845.6 million at quarter end as compared to $846.7 million at December 31, 2009. The following table further details the major components of the deposit portfolio:

Deposit Composition as of:
	March 31, 2010		December 31, 2009		Change 2010 vs. 2009
(Dollars in thousands)	Balance	% of total	Balance	% of total
Noninterest-bearing demand	$112,338	13.3%	$104,070	12.3%	$8,268
NOW accounts	140,794	16.6%	141,121	16.7%	(327)
Money market	202,665	24.0%	202,144	23.9%	521
Savings	53,364	6.3%	49,003	5.8%	4,361
Time deposits	336,479	39.8%	350,333	41.3%	(13,854)
Total deposits	$845,640	100.0%	$846,671	100.0%	$(1,031)

During the first quarter of 2010, the Company paid off $7.5 million in brokered time deposits and $17.6 million of brokered money market deposits. Based upon the pay downs of these brokered deposits, the Company had $24.0 million in organic deposit growth. Growth during the quarter was principally in noninterest-bearing, savings and money market deposits.

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

Wholesale Deposits as of:
	March 31, 2010		December 31, 2009
(Dollars in thousands)	Balance	% of Total	Balance	% of Total
Brokered time deposits	$—	—	$7,500	10.4%
Mutual fund money market deposits	26,004	53.5%	43,579	60.1%
Certificate Deposits Account Registry System deposits	22,565	46.5%	21,416	29.5%
Total wholesale deposits	48,569	100.0%	72,495	100.0%

Wholesale deposits to total deposits	5.74%		8.56%

Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $7.5 million of the brokered time deposits matured in January 2010.

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

Borrowings: There was no change in total borrowings outstanding. The Company had $35.8 million in total borrowings, as of March 31, 2010. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

▪       FHLB Overnight Borrowings and Other Borrowed Funds:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At March 31, 2010 the Company had no outstanding overnight borrowings, and other borrowed funds consiting of a $10.0 million advance with a fixed interest rate of 3.71%, maturing in August 2010.

The Company had a remaining unused line of credit of $148.8 million, subject to certain collateral and stock requirements.

▪       Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of March 31, 2010. Available borrowings under these lines of credit totaled $60.0 million as of March 31, 2010.

▪        Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to the pledge of certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The Company had a remaining unused line of credit of $66.5 million, subject to certain collateral and stock requirements.

▪       Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $1.7 million to $161.2 million at March 31, 2010 from $159.5 million at December 31, 2009. The increase in shareholders’ equity was due principally to $2.0 million in net income. This increase was offset by the payment of preferred stock dividends of $414,000 and common stock dividends of $382,000.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2010 and December 31, 2009:

	Regulatory Requirements		Actual Ratios
	Adequately-capitalized	Well- capitalized	March 31, 2010	December 31, 2009
Total risk-based capital ratio
Company (consolidated)	8%	N/A	22.00%	22.15%
Whidbey Island Bank	8%	10%	21.48%	21.55%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	20.74%	20.89%
Whidbey Island Bank	4%	6%	20.22%	20.29%
Leverage ratio
Company (consolidated)	4%	N/A	18.00%	18.73%
Whidbey Island Bank	4%	5%	17.55%	18.17%

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $117,000 in the first quarter of 2010.

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $4.8 million for the first three months of 2010. Approximately $2.0 million was from net income from continuing operations and a $2.2 million increase in provisions for loan losses. Net cash of $25.6 million was used in investing activities during the period, primarily for the purchase $21.7 million of investment securities and funding net loan growth of $10.2 million. Net cash used by financing activities was $1.7 million for the first three months of 2010. Deposits decreased by $1.0 million and dividends paid to common and preferred shareholders totaled $712,000.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. As of March 31, 2010 and December 31, 2009, the Company’s commitments under letters of credit and financial guarantees amounted to $2.5 million and $2.0 million, respectively.  Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2010, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2009.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2009 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings in the regular course of business. At this time, management does not believe that there is pending litigation resulting in an unfavorable outcome of which would result in a material adverse change to the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.  In addition, the following risk factors are now applicable to the Company.

A part of our strategic plan is to bid on suitable FDIC-assisted acquisition opportunities, but these opportunities may not become available or and may be available on less desirable terms due to increased competition.

Banks that meet our strategic objectives might not be placed into receivership. Failed bank transactions are attractive because in many cases the winning bidder has discretion over the liabilities assumed and also enters into a loss-sharing agreement with the FDIC that limits risk on acquired assets. In addition, assets purchased from the FDIC are marked to their fair value at the time of acquisition, which generally mitigates the risk of acquiring loans. Due to the attractiveness of the terms, bidding could become very competitive. We may not be able to beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive to us.

We may have difficulty integrating acquired banks and could fail to realize anticipated cost savings and synergies.

We recently purchased assets and assumed liabilities of City Bank in an FDIC-assisted transaction. The City Bank acquisition, and future acquisitions, may not result in anticipated positive results due to a variety of factors including: our ability to retain key customers and employees of acquired banks after making changes to the operations of the acquired entity; whether we accurately assessed the quality of the assets acquired; our ability to profitably deploy acquired funds; the diversion of management's attention from our business to the integration process; and unanticipated costs of and delays in completing the integration process. In addition, our loss-sharing agreement with the FDIC.   We may also experience difficulties in complying with the technical requirements of our loss-sharing agreement with the FDIC, which could result in acquired assets losing their coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

(a)           Not applicable

(b)           There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits

Exhibits

3.1         Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 12, 2010)

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

WASHINGTON BANKING COMPANY

Date: May 7, 2010                                                                                                   By   /s/ John L. Wagner

                                                                                                                                          John L. Wagner

                                                                                                                                            President and

                                                                                                                                    Chief Executive Officer

Date: May 7, 2010                                                                                                 By   /s/ Richard A. Shields

                                                                                                                                        Richard A. Shields

                                                                                                                               Executive Vice President and

                                                                                                                                    Chief Financial Officer