Form 10-Q
period 2010-06-30
WASHINGTON BANKING CO
filed 2010-08-09
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]          Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

                The number of shares of the issuer’s Common Stock outstanding at August 1, 2010 was 15,309,318.

	Table of Contents
	PART I – FINANCIAL INFORMATION	Page
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition (unaudited)-
	June 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Income (unaudited)-
	Three and Six Months Ended June 30, 2010 and 2009	2

	Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Income (unaudited)-
	Six Months Ended June 30, 2010 and 2009	3

	Condensed Consolidated Statements of Cash Flows (unaudited)-
	Six Months Ended June 30, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40
Item 4.	Controls and Procedures	40

	PART II – OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 1A.	Risk Factors	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	(Removed and Reserved)	42
Item 5.	Other Information
Item 6.	Exhibits	43

	Signatures	44

PART I – fINANCIAL INFORMATION

Item 1. Financial Statements

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands, except per share data)

	June 30,	December 31,
Assets	2010	2009
Cash and due from banks	$19,471	$14,950
($4,820 and $1,635, respectively, are restricted)
Interest-bearing deposits	135,746	86,891
Federal funds sold	8,000	—
Total cash, restricted cash, and cash equivalents	163,217	101,841

Investment securities available for sale, at fair value	156,065	80,833

Federal Home Loan Bank stock	7,174	2,430

Loans held for sale	4,437	3,232
Non-covered loans	832,158	813,852
Allowance for loan losses	(16,975)	(16,212)
Total non-covered loans, net	815,183	797,640

Covered loans	288,493	—
Premises and equipment, net	25,676	25,495
Bank owned life insurance	17,156	16,976
Other intangible assets, net	3,103	—
Non-covered other real estate owned	4,984	4,549
Covered other real estate owned	14,178	—
FDIC indemnification asset	84,897	—
Other assets	16,792	12,875
Total assets	$1,601,355	$1,045,871

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing	$144,009	$104,070
Now Accounts	148,419	141,121
Money Market	309,917	202,144
Savings	81,252	49,003
Time deposits	700,142	350,333
Total deposits	1,383,739	846,671

Other borrowed funds	10,000	10,000
Junior subordinated debentures	25,774	25,774
Other liabilities	16,036	3,905
Total liabilities	1,435,549	886,350

Commitments and contingencies (See Note 11)

Shareholders’ equity:
Preferred stock, no par value. 26,380 shares authorized
Series A (Liquidation preference $1,000 per share); 26,380 issued and
outstanding at June 30, 2010 and December 31, 2009.	25,164	24,995
Common stock, no par value. Authorized 35,000,000 shares: issued and outstanding
15,309,318 at June 30, 2010 and 15,297,801 at December 31, 2009.	83,252	83,094
Retained earnings	56,088	51,183
Accumulated other comprehensive income	1,302	249
Total shareholders’ equity	165,806	159,521
Total liabilities and shareholders’ equity	$1,601,355	$1,045,871
See accompanying notes to condensed consolidated financial statements.

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on non-covered loans	$13,332	$13,244	$26,417	$26,245
Interest and fees on covered loans	4,927	—	4,927	—
Interest on taxable investment securities	507	141	921	277
Interest on tax-exempt investment securities	170	95	328	162
Other	95	8	131	10
Total interest income	19,031	13,488	32,724	26,694
Interest expense:
Interest on deposits	2,805	3,386	5,308	6,905
Interest on other borrowings	93	114	184	247
Interest on junior subordinated debentures	121	180	238	404
Total interest expense	3,019	3,680	5,730	7,556
Net interest income	16,012	9,808	26,993	19,138
Provision for loan losses	2,550	3,000	4,700	5,450
Net interest income after provision for loan losses	13,462	6,808	22,293	13,688
Noninterest income:
Service charges and fees	856	853	1,591	1,711
Electronic banking income	508	348	875	658
Investment products	178	161	228	331
Bank owned life insurance income	98	112	180	205
Income from the sale of mortgage loans	204	301	345	570
SBA premium income	206	16	252	33
Change in FDIC indemnification asset	785	—	785	—
Bargain purchase gain on acquisition	1,757	—	1,757	—
Other	479	282	801	568
Total noninterest income	5,071	2,073	6,814	4,076
Noninterest expense:
Salaries and benefits	6,528	3,437	10,856	6,861
Occupancy and equipment	1,340	1,071	2,367	2,104
Office supplies and printing	311	207	522	378
Data processing	395	146	607	277
Intangible amortization	191	—	191	—
Merger related expenses	676	—	676	—
FDIC premiums	254	676	506	823
OREO & repossession expenses	465	354	659	592
Consulting and professional fees	148	124	416	380
Other	1,597	1,172	2,880	2,319
Total noninterest expense	11,905	7,187	19,680	13,734
Income before provision for income taxes	6,628	1,694	9,427	4,030
Provision for income taxes	2,049	463	2,853	1,225
Net income before preferred dividends	4,579	1,231	6,574	2,805
Preferred stock dividends and discount accretion	415	413	829	772
Net income available to common shareholders	$4,164	$818	$5,745	$2,033

Net income available per common share, basic	$0.27	$0.09	$0.38	$0.21

Net income available per common share, diluted	$0.27	$0.09	$0.37	$0.21

Average number of common shares outstanding, basic	15,305,000	9,530,000	15,301,000	9,513,000
Average number of common shares outstanding, diluted	15,466,000	9,552,000	15,449,000	9,535,000

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity and

Comprehensive Income (unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders’
	amount	Shares	Amount	earnings	income	equity
Balances at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	—	—	—	2,805	—	2,805
Net change in unrealized (loss) (net of tax expense of $95)	—	—	—	—	(176)	(176)
Total comprehensive income						2,629
Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrants to U.S. Treasury	—	—	1,720	—	—	1,720
Preferred stock dividends and accretion	167	—	—	(773)	—	(606)
Cash dividends, $0.13 per share	—	—	—	(1,239)	—	(1,239)
Stock-based compensation expense	—	—	157	—	—	157
Issuance of common stock under stock plans	—	30	41	—	—	41
Tax benefit associated with stock awards	—	—	4	—	—	4
Cancellation of restricted stock	—	(1)	—	—	—	—
Balances at June 30, 2009	$24,827	9,539	$35,623	$47,360	$116	$107,926

Balances at December 31, 2009	$24,995	15,298	$84,814	$52,903	$249	$159,521
Comprehensive income:
Net income	—	—	—	6,574	—	6,574
Net unrealized gain (net of tax expense of $566)	—	—	—	—	1,053	1,053
Total comprehensive income	—	—	—	—	—	7,627
Preferred stock dividends and accretion	169	—	—	(829)	—	(660)
Tax benefits associated with stock awards	—	—	4	—	—	4
Cash dividends $0.06 per share	—	—	—	(840)	—	(840)
Stock-based compensation expense	—	—	138	—	—	138
Issuance of common stock under stock plans	—	11	16	—	—	16
Balances at June 30, 2010	$25,164	15,309	$84,972	$57,808	$1,302	$165,806

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income from continuing operations	$6,574	$2,805
Adjustments to reconcile net income to net cash
provided by operating activities:
Accretion of investment discounts, net	220	10
Depreciation and amortization	957	884
Earnings on bank owned life insurance	(180)	(206)
Provision for loan losses	4,700	5,450
Bargain purchase gain on acquisition	(1,757)	—
Change in FDIC indemnification asset	(785)	—
Net gain on sale of premises and equipment	45	(57)
Net gain on sale of other real estate	(16)	(21)
Write-downs of other real estate	140	200
Amortization of stock-based compensation	138	157
Excess tax benefit from stock-based compensation	(4)	(4)
Net change in assets and liabilities:
Origination of loans held for sale	(44,854)	(73,926)
Proceeds from sales of loans held for sale	43,649	72,437
Increase in other assets	(350)	(983)
Decrease in other liabilities	(1,641)	(1,168)
Cash provided by operating activities:	6,836	5,578
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(84,320)	(18,224)
Maturities/calls/principal payments of investment and
mortgage - backed securities, available for sale	19,607	4,002
Net decrease (increase) in loan originations, net of principal collections received	4,054	(2,517)
Purchases of premises and equipment	(892)	(1,447)
Capitalization of other real estate improvements	(118)	—
Proceeds from the sale of premises and equipment	6	—
Proceeds from the sale of other real estate owned	887	1,287
Cash acquired in merger, net of cash consideration paid	279,985	—
Cash flows provided (used) by investing activities	219,209	(16,899)

Cash flows from financing activities:
Net increase (decrease) in deposits	(113,037)	40,464
Gross payments on other borrowed funds	(50,152)	(20,000)
Net decrease in FHLB overnight borrowings	—	(11,640)
Dividends paid on common stock	(840)	(1,239)
Dividends paid on preferred stock	(660)	(606)
Excess tax benefits from stock-based compensation	4	4
Proceeds from issuance of preferred stock	—	26,380
Proceeds from exercise of common stock- stock options	16	41
Cash (used) provided by financing activities	(164,669)	33,404

WASHINGTON BANKING COMPANY
AND SUBSIDIARY

Condensed Consolidated Statements of Cash flows (unaudited)

(Dollars in thousands)

Net change in cash and cash equivalents	61,376	22,083
Cash and cash equivalents at beginning of period	101,841	13,990
Cash and cash equivalents at end of period	$163,217	$36,073

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,215	$7,500
Income taxes	$3,200	$1,400
Supplemental disclosure of noncash investing and financing activities
Change in fair value on securities available for sale, net of taxes	$1,053	$(176)
Transfer of loans to non-covered other real estate owned	$946	$1,879
Transfer of loans to covered other real estate owned	$8,762	$—
Acquisitions:
Assets acquired	$715,130	$—
Liabilities assumed	$713,988	$—

Notes to condensed consolidated financial statements

(1)     Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At June 30, 2010 WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.  Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above. The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the December 31, 2009 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC. In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(2)       Recent Financial Accounting Pronouncements

On July 21, 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods ending after December 15, 2010. The Company will include these disclosures in the notes to the financial statements beginning in the fourth quarter of 2010.

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

(2)       Recent Financial Accounting Pronouncements- (Continued)

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

(3)       Business Combinations

On April 16, 2010 the Bank acquired certain assets and assumed certain liabilities of City Bank (“City Acquisition”) from the FDIC in an FDIC assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”). The Bank will share in the losses, which begins with the Bank incurring the first 2% of losses on the covered assets. After the first 2% of losses on covered assets, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on 100% of the covered loan portfolio. The shared-loss agreement for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the April 16, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the shared-loss agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative shared-loss payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets. As of June 30, 2010, the Bank estimates that there will be no liability under this provision.

Notes to condensed consolidated financial statements

(3)       Business Combinations- (Continued)

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $323.8 million in loans, $280.0 million of cash and cash equivalents, and $9.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $13.7 million of other liabilities of City Bank from the FDIC. The expected net reimbursements under the shared-loss agreements were recorded at their estimated fair value of $84.1 million on the acquisition date.  In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration. This instrument was valued at $2.1 million when issued; On April 27, 2010, the FDIC exercised its equity appreciation instrument on April 27, 2010.  The application of the acquisition method of accounting resulted in a net after-tax gain of $1.1 million, which has been reported as a component of non-interest income.

The operations of City Bank are included in the Company’s operating results from April 17, 2010, and added revenue of $5.4 million, non-interest expense of $2.0 million, and net earnings of $2.6 million for the 2nd quarter of 2010. Such operating results do not include any covered loan or other real estate owned losses because of the FDIC shared-loss agreement and are not necessarily indicative of future operating results. City Bank’s results of operations prior to the acquisition are not included in the Company’s operating results. Merger-related expenses of $676,000 have been incurred in connection with the acquisition of City Bank and recognized as a separate line item on the Condensed Consolidated Statements of Income.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the consolidated balance sheet. Collectively these balances are referred to as “covered assets”.

The assets acquired and liabilities assumed from the City Acquisition have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at their estimated fair values as of the acquisition dates. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of the Fair Value Measurements and Disclosures topic of the Financial Accounting Standards Board Accounting Standards Codification (the “FASB ASC”). The foregoing fair value amounts are subject to change for up to one year after the closing date of each acquisition as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank not assumed by the Bank and certain other types of claims identified in the agreement. The application of the acquisition method of accounting resulted in the recognition of a bargain purchase gain of $1.8 million.

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments resulting in the bargain purchase gain in the City Acquisition are presented below:

(dollars in thousands)	April 16, 2010
Cost basis net liabilities	$(54,943)
Cash payment received from the FDIC	99,445
Net assets acquired before fair value adjustments	44,502
Fair value adjustments:
Covered loans	(122,742)
Covered other real estate owned	(551)
Core deposit intangible	3,293
FDIC indemnification asset	84,113

Certificates of deposits	(6,000)

FHLB borrowings	(103)
Visa class B common stock	2,025
Other assets	(649)
FDIC equity appreciation instrument	(2,131)
Pre-tax gain on the City Acquisition	1,757
Deferred income tax liability	(615)
Net after-tax gain on the City Acquisition	$1,142

Notes to condensed consolidated financial statements

(3)       Business Combinations- (Continued)

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the City Acquisition, cost basis net liabilities of $54.9 million and a cash payment received from the FDIC of $99.5 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of City Bank as part of the purchase and assumption agreements. However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates, unless extended by the FDIC. Acquisition costs of the real estate and furniture and equipment are based on current appraisals. On July 14, 2010 the Bank exercised its option and acquired the facilities and furnishings of the eight City Bank locations.

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank are presented below:

(dollars in thousands)	April 16, 2010
Assets
Cash and due from banks	$277,907
Interest bearing deposits	2,078
Total cash and cash equivalents	279,985
Investment securities , available for sale	9,120
Covered loans	323,842
FHLB stock	4,744
Core deposit intangibles	3,293
Covered other real estate owned	5,798
FDIC indemnification asset	84,113
Other assets	4,235
Total assets acquired	$715,130

Liabilities
Deposits	$650,104
FHLB advances	50,152
Other liabilities	13,732
Total liabilities assumed	713,988
Net assets acquired	1,142
Total liabilities and net assets acquired	$715,130

The acquisition of City Bank’s assets and liabilities were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss sharing agreement entered into with the FDIC, the historical information of City Bank is much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure, City Bank had not completed an audit of their financial statements, and Washington Banking Company determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain financial information of City Bank.

Fair Value of Assets Acquired and Liabilities Assumed

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date reflecting assumptions that a market participant would use when pricing an asset or liability. In some cases, the estimation of fair values requires management to make estimates about discount rates; future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Described below are the methods used to determine the fair values of the significant assets acquired and liabilities assumed.

Notes to condensed consolidated financial statements

(3)       Business Combinations- (Continued)

Cash and Cash Equivalents - Cash and cash equivalents include cash and due from banks, and interest bearing deposits with banks and the Federal Reserve Bank. Cash and cash equivalents have a maturity of 90 days or less at the time of purchase. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk are considered to have a fair value equal to carrying value.

Investment Securities - The fair value for each purchased security was the quoted market price at the close of the trading day effective on April 16, 2010.

Covered Loans – The Bank refers to the loans acquired in the City Acquisition as “covered loans” and will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC shared-loss agreements. At the April 16, 2010 acquisition date, the estimated fair value of the City Acquisition loan portfolio subject to the FDIC shared-loss agreements was $323.8 million, which represents the discounted expected cash flows from the portfolio. The fair value estimate (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The amount by which the undiscounted expected cash flows exceed the estimated fair value (the “accretable yield”) is accreted into interest income over the life of the loans. The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the nonaccretable difference. The nonaccretable difference represents the estimate of expected credit losses in the City Acquisition loan portfolio at the acquisition date.

In calculating expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults, and the loss severity of defaults. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e. performing or nonperforming), fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and current discount rates.

FHLB Stock - The fair value of acquired Federal Home Loan Bank (“FHLB”) stock was estimated to be its redemption value, which is also the par value. The FHLB requires member banks to purchase its stock as a condition of membership and the amount of FHLB stock owned varies based on the level of FHLB advances outstanding. This stock is generally redeemable at cost and is presented at the par value.

Core Deposit Intangible - In determining the estimated life and fair value of the core deposit intangible, deposits were analyzed based on factors such as type of deposit, deposit retention, interest rates, and age of the deposit relationships. Based on this valuation, a core deposit intangible asset of $3.3 million will be amortized over the projected useful lives of the related deposits on an accelerated basis over nine years.

Marketing and Sales Alliance Receivable - The fair value of a receivable related to the sale of City Bank’s merchant card business was measured based upon market indicators.

Visa Class B Common Stock - The fair value of Visa Class B common stock is estimated by applying an 18% discount to the value of the unredeemed Class A equivalent shares. The discount is determined by a third-party and primarily represents the risk related to the further potential reduction of the conversion ratio between Class B and Class A shares and a liquidity risk premium.

Covered Other Real Estate Owned – Covered other real estate owned is presented at its estimated fair value and is also subject to the FDIC shared-loss agreement. The fair values were determined using expected selling price and date, less selling and carrying costs, discounted to present value.

FDIC Equity Appreciation Instrument - In connection with the acquisition, the Company issued to the FDIC an equity appreciation instrument, which was tied to the Company’s stock price that had a strike price of $12.32 per right and a sixty day term.  The instrument’s key contractual terms were as follows:

Notes to condensed consolidated financial statements

(3)       Business Combinations- (Continued)

•        Number of units- 1,000,000

•        Initial exercise date- Fifth business day after FDIC is appointed as receiver (April 26, 2010)

•        Expiration- 60 calendar days after initial exercise date (June 25, 2010)

•        Exercise/Strike Price- Simple average of WBCO common stock price for the previous 20 trading days prior to the bid date for City Bank.

•        Determination Price- Shall be the issuers “volume weighted average price” or VWAP , over the two trading days immediately prior to the day of notification by the FDIC to the issuer, as displayed under the heading “Bloomberg VWAP” on the issuer’s Bloomberg page.

•       Settlement Price- The amount per unit (share) paid to the FDIC upon exercise of the Instrument shall equal the Determination Price minus the Exercise Price.

•       Settlement Amount- Settlement Price per unit multiplied by the number of units, to be paid in cash (cash settlement).  The FDIC is prohibited from purchasing and holding voting or common stock of an FDIC-insured depository institution.

The FDIC exercised their equity appreciation rights on April 27, 2010; the fair value of the equity appreciation instrument was approximately $2.1 million, and the value was determined based on the estimated change in the Company's stock price post-acquisition..

FDIC Indemnification Asset - The FDIC indemnification asset is measured separately from each of the covered asset categories, as it is not contractually embedded in any of the covered asset categories. For example, the FDIC indemnification asset related to estimated future loan losses is not transferable should the Bank sell a loan prior to foreclosure or maturity. The $84.1 million fair value of the FDIC indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit adjustment on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

Deposits - The fair value of deposits with no stated maturity, such as noninterest bearing deposits, savings, interest checking accounts and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.

FHLB Advances - The fair value for FHLB advance was estimated using the payoff quote obtained from the FHLB on April 19, 2010, which approximates the fair value as of the acquisition date; the Bank paid off the entire FHLB advance on April 19, 2010.

(4)     Investment Securities

The Company’s investment portfolio consists primarily of U.S. government agency securities issued or guaranteed by the FNMA, FHLMC or GNMA. The Company’s portfolio also includes U.S. government treasury securities, obligations of state and political subdivisions, and corporate securities. The Company’s investment portfolio at June 30, 2010 and December 31, 2009 is reflected in the tables below:

(dollars in thousands)	June 30, 2010
Investments securities available for sale:	Amortized costs	Unrealized gains		Unrealized (losses)	Market value
U.S. government agency securities	$80,318	$697		$(22)	$80,993
U.S. government treasury securities	49,167	517		—	49,684
Pass-through securities	656	30		—	686
Taxable state and political subdivisions	1,514	47		—	1,561
Tax exempt state and political subdivisions	17,353	688		(3)	18,038
Corporate obligations	1,002	35		—	1,037
Investments in mutual funds and other equity securities	4,043	23		—	4,066
Total available for sale securities	$154,053	$2,037	$	(25)	$156,065

(dollars in thousands)	December 31, 2009
Investments securities available for sale:	Amortized costs	Unrealized gains	Unrealized (losses)	Market value
U.S. government agency securities	$37,183	$211	$(201)	$37,193
U.S. government treasury securities	24,090	37	(144)	23,983
Pass-through securities	661	5	—	666
Taxable state and political subdivisions	1,515	—	(24)	1,491
Tax exempt state and political subdivisions	15,991	519	(47)	16,463
Corporate securities	1,003	34	—	1,037
Total available for sale securities	$80,443	$806	$(416)	$80,833

Notes to condensed consolidated financial statements

(4)       Investment Securities- (Continued)

The amortized cost and market value of investment securities by contractual maturity at June 30, 2010 are shown in the table below. Expected maturities will differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2010
	Amortized	Market
Investments available for sale:	costs	value
Three months or less	$4,043	$4,066
Over three months to one year	6,578	6,634
After one year through three years	78,992	79,833
After three years through five years	49,702	50,220
After five years through ten years	7,007	7,209
After ten years	7,731	8,103
Total available for sale securities	$154,053	$156,065

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	June 30, 2010
	Amortized	Market
	costs	value
To state and local governments to secure public deposits	$35,474	$36,421
To U.S. Treasury and Federal Reserve to secure customer tax payments	1,040	1,058
Other securities pledged, principally to secure deposits	8,256	8,500
Total available for sale securities pledged	$44,770	$45,979

 (a) Other-Than-Temporary Impaired Debt Securities: For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio is other-than-temporarily impaired.

Notes to condensed consolidated financial statements

(4)           Investment Securities- (Continued)

Seven and thirty investment securities were in unrealized loss positions at June 30, 2010 and December 31, 2009, respectively.  They are summarized and classified according to the duration of the loss period as follows:

(dollars in thousands)	June 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Investments available for sale:	value	(losses)	value	(losses)	value	(losses)
U.S. government agency securities	$20,043	$(22)	$—	$—	$20,043	$(22)
U.S. government treasury securities	—	—	—	—	—	—
Taxable state and political subdivisions	—	—	—	—	—	—
Tax exempt state & political subdivisions	593	(3)	—	—	593	(3)
Total temporarily impaired securities	$20,636	$(25)	$—	$—	$20,636	$(25)

(dollars in thousands)	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Market	Unrealized	Market	Unrealized	Market	Unrealized
Investments available for sale:	value	(losses)	value	(losses)	value	(losses)
U.S. government agency securities	$28,018	$(201)	$—	$—	$28,018	$(201)
U.S. government treasury securities	19,956	(144)	—	—	19,956	(144)
Taxable state and political subdivisions	1,491	(24)	—	—	1,491	(24)
Tax exempt state & political subdivisions	2,587	(47)	—	—	2,587	(47)
Total temporarily impaired securities	$52,052	$(416)	$—	$—	$52,052	$(416)

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

(5) Covered Assets and FDIC Indemnification Asset

(a) Covered Loans: Loans acquired in an FDIC assisted acquisition that are subject to a loss-share agreement are referred to as “covered loans” and reported separately in the statements of financial condition. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC.

Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all acquired loans under ASC 310-30. Under FASB ASC 805 and ASC 310-30, loans are recorded at fair value at acquisition date, factoring in credit losses expected to be incurred over the life of the loan. Accordingly, an allowance for loan losses is not carried over or recorded as of the acquisition date.

The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in noninterest income.

Notes to condensed consolidated financial statements

(5) Covered Assets and FDIC Indemnification Asset- (Continued)

The acquired loan portfolio also includes revolving lines of credit with funded and unfunded commitments. Funds advanced at the time of acquisition will be accounted for under ASC 310-30. Any additional advances on these loans subsequent to the acquisition date will not be accounted for under ASC 310-30. The loss-share agreement covers the total commitments outstanding as of the acquisition date; as such, any additional advances post acquisition, up to the total commitment outstanding at the time of acquisition, represents a covered transaction.

The following table reflects the estimated fair value of the acquired loans at the acquisition date:

(dollars in thousands)	April 16, 2010
Performing:
Real estate - construction and land development	$66,848
Real estate - commercial and agricultural	243,817
Real estate - single and multi-family residential	26,854
Commercial, industrial and agricultural	15,409
Installment and other	791
Total performing loans	353,719
Total discount resulting from acquisition date fair value	(75,052)
Net performing loans	$278,667

Nonaccrual
Real estate - construction and land development	$42,285
Real estate - commercial and agricultural	36,930
Real estate - single and multi-family residential	12,818
Commercial, industrial and agricultural	785
Installment and other	47
Total nonaccrual loans	92,865
Total discount resulting from acquisition date fair value	(47,690)
Net nonaccrual loans	$45,175
Net loans covered under loss sharing agreement	$323,842

ASC 310-30 allows the Company to aggregate credit-impaired loans acquired in the same fiscal quarter into one or more pools, provided that the loans have common risk characteristics. A pool is then accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows. Accordingly, loans that may have been classified as nonperforming loans by City Bank are no longer classified as nonperforming because, at acquisition, the Bank believed that it would fully collect the new carrying value of these loans.

The outstanding contractual principal balance, excluding purchase accounting adjustments, at June 30, 2010 was $411.2 million.

The Bank refers to the loans acquired in the City Acquisition as “covered loans” as the Bank will be reimbursed for a substantial portion of any future losses on them under the terms of the FDIC shared-loss agreements. At the April 16, 2010 acquisition date, the Bank estimated the fair value of City Bank’s loan portfolio subject to the shared-loss agreements at $323.8 million which represents the discounted expected cash flows from the portfolio.

The “accretable yield” is the amount by which the undiscounted expected cash flows exceeded the estimated fair value of the acquired loans. The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

Notes to condensed consolidated financial statements

(5) Covered Assets and FDIC Indemnification Asset- (Continued)

The following table summarizes the accretable yield on the covered loans as of the acquisitions dates and the changes therein through June 30, 2010:

(dollars in thousands)
Estimated fair value of loans acquired at April 16, 2010	$323,842
Less: undiscounted cash flows expected to be collected
Undiscounted contractual cash flows	477,159
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(129,353)
Undiscounted cash flows expected to be collected	347,806
Accretable yield at acquisition	(23,964)
Accretion to interest income	4,927
Accretable yield at June 30, 2010	$(19,037)

(b) Covered Other Real Estate Owned: All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss-share agreement are referred to as “covered OREO” and reported separately in the statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s carrying value, inclusive of the acquisition date fair value discount.

Covered OREO was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to noninterest expense, and will be mostly offset by noninterest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to noninterest expense with a corresponding charge to noninterest income for the portion of the recovery that is due to the FDIC.

The following table summarizes the activity related to the covered OREO for the period from acquisition to June 30, 2010:

(dollars in thousands)
Balance at acquisition, April 16, 2010	$5,798
Additions to covered OREO	8,762
Dispositions of covered OREO	(382)
Balance at end of period June 30, 2010	$14,178

(c) FDIC Indemnification Asset: The Bank has elected to account for amounts receivable under the shared-loss agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the shared-loss agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

Changes in the FDIC shared-loss asset since the acquisition date is as follows:

(dollars in thousands)
Balance at acquisition, April 16, 2010	$84,113
Accretion	785
Balance at end of period, June 30, 2010	$84,897

Notes to condensed consolidated financial statements

(6)       Earnings Per Common Share

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

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Weighted average shares-basic	15,305,000	9,530,000	15,301,000	9,513,000
Effect of dilutive securities: stock awards	161,000	22,000	148,000	22,000
Weighted average shares-diluted	15,466,000	9,552,000	15,449,000	9,535,000

At June 30, 2010 and 2009, the following stock equivalents were antidilutive and therefore not included in the computation of diluted net income per share available to common shareholders.

	Three Months Ended June 30,		Six Months Ended June 30,
Stock equivalents not included in diluted earnings per share:	2010	2009	2010	2009
Antidilutive TARP CPP stock warrants	—	492,164	—	492,164
Antidilutive stock awards	55,683	204,523	55,874	212,420
Total antidilutive stock equivalents	55,683	696,687	55,874	704,584

(7)     Stock-Based Compensation

(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model. There were no options issued during the six months ended June 30, 2010 and 2009.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the requisite service period of the award. For the six months ended June 30, 2010 and 2009, the Company recognized $84 and $90, respectively, in stock based compensation expense as a component of salaries and benefits. As of June 30, 2010 there was approximately $188 of total unrecognized compensation cost related to nonvested stock awards.

The following table summarizes information on stock option activity during 2010:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Aggregate intrinsic value
Outstanding at January 1, 2010	221,339	$9.99		$776
Granted	—
Exercised	(2,892)	6.93		$16
Forfeited, expired or cancelled	(1,241)	11.97
Outstanding at June 30, 2010	217,206	$10.02	6.42	$757

Exercisable at June 30, 2010	160,127	$9.71	5.99	$602

Notes to condensed consolidated financial statements

(7)           Stock-Based Compensation- (Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2010 and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2010. This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors. Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service requirements with the Company.

The following table summarizes information RSA activity during 2010:

	Shares	Weighted average grant price per share	Weighted average remaining contractual terms (in years)
Outstanding at January 1, 2010	4,741	$13.32
Granted	—
Vested	(3,094)	$12.25
Forfeited, expired or cancelled	—
Outstanding at June 30, 2010	1,647	$15.32	0.91

For the six months ended June 30, 2010 and 2009 the Company recognized $16 and $23, respectively, in RSA compensation expense as a component of salaries and benefits. As of June 30, 2010 there was $18 of total unrecognized compensation costs related to nonvested RSAs.

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on RSU activity during the six months ended June 30, 2010:

	Shares	Weighted average grant price per share	Weighted average remaining contractual terms (in years)
Outstanding at January 1, 2010	30,238	$11.32
Granted	25,000	$12.74
Vested	(8,885)	$9.20
Forfeited, expired or cancelled	—
Outstanding at June 30, 2010	46,353	$12.50	3.66

For the six months ended June 30, 2010 and 2009, the Company recognized $38 and $44, respectively, in RSU compensation expense as a component of salaries and benefits. As of June 30, 2010, there was $98 of total unrecognized compensation costs related to nonvested RSUs.

Notes to condensed consolidated financial statements

(8)     Shareholders Equity

(a) Preferred Stock: On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Trouble Asset Relief Program Capital Purchase Program (“TARP”) the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. As described below, the number of shares of common stock subject to the Warrant has been reduced pursuant to the terms of the Warrant. The Warrant may be exercised for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also grants the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjects the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers and other highly compensated employees.

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

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company is no longer required to conduct a qualified equity offering prior to retirement of the preferred stock, however prior approval of the Company's primary regulator is required.

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

 In accordance with the relevant accounting pronouncements and a letter from the SEC’s Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Consolidated Statements of Income.

Notes to condensed consolidated financial statements

(8)        Shareholders’ Equity- (Continued)

As of June 30, 2010, no dividends on the preferred stock were in arrears.

(b) Stock Warrants: On January 16, 2009, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain customary anti-dilution and other adjustments. The warrants issued are immediately exercisable, in whole or in part, and have a ten year term. The warrants are not subject to any other contractual restrictions on transfer. The Company has granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and have agreed to take such other steps as may be reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants. The holders of the warrants are not entitled to any common stockholder rights. The U.S. Treasury agrees not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

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

(c) Public Offering: On November 30, 2009, the Company raised $51,750 through a public offering by issuing 5,000,000 shares of the Company’s common stock, including 750,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $48,991. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program.  In connection with the Company’s public offering in the fourth quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50% to 246,082 shares.

(9)     Fair Value Measurements

 (a) Fair Value Hierarchy and Fair Value Measurement: The Company groups its assets and liabilities that are recorded at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Notes to condensed consolidated financial statements

(9)           Fair Value Measurements (continued)

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis:

(dollars in thousands)		June 30, 2010
		Level 1	Level 2		Level 3	Total
Investment securities		―	156,065		―	156,065
Total	$	―	$156,065	$	―	$156,065

		December 31, 2009:
		Level 1	Level 2		Level 3	Total
Investment securities		―	80,833		―	80,833
Total	$	―	$80,833	$	―	$80,833

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)		June 30, 2010
		Level 1		Level 2	Level 3	Total	Total losses for the period
Impaired loans (1)	$	―	$	―	$1,631	$1,631	$(4,135)
Other real estate owned (2)		―		―	4,984	4,984	21
Total	$	―	$	―	$6,615	$6,615	$(4,114)

(dollars in thousands)		December 31, 2009
		Level 1		Level 2	Level 3	Total	Total losses for the period
Impaired loans (1)	$	―	$	―	$2,184	$2,184	$(1,211)
Other real estate owned (2)		―		―	4,549	4,549	(516)
Total	$	―	$	―	$6,733	$6,733	$(1,727)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value at their time of transfer or subsequent to their initial classification as other real estate owned.

Notes to condensed consolidated financial statements

(9) Fair Value Measurements (continued)

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments as of June 30, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	June 30, 2010		December 31, 2009
	Carrying	Estimated fair	Carrying	Estimated fair
	value	value	value	value
Financial assets:
Cash and cash equivalents	$19,471	$19,471	$14,950	$14,950
Interest-earning deposits	135,746	135,746	86,891	86,891
Federal funds sold	8,000	8,000	―	―
Securities available for sale	156,065	156,065	80,833	80,833
FHLB stock	7,174	7,174	2,430	2,430
Loans held for sale	4,437	4,437	3,232	3,232
Non-covered Loans	832,158	832,472	813,852	807,594
Covered loans	288,493	288,493	―	―
FDIC indemnification asset	84,897	84,897	―	―

Financial liabilities:
Deposits	1,383,738	1,385,765	846,671	837,586
Other borrowed funds	10,000	10,045	10,000	10,175
Junior subordinated debentures	25,774	9,286	25,774	9,210

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

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

Notes to condensed consolidated financial statements

(9) Fair Value Measurements (continued)

Securities: Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

Loans Held for Sale: The carrying value of loans held for sale approximates fair value.

Non-covered Loans:  The loan portfolio is composed of commercial, consumer, real estate construction and real estate loans.  The carrying value of variable rate loans approximates their fair value. The fair value of fixed rate loans is estimated by discounting the estimated future cash flows of loans, based on loans with similar credit and risk characteristics, by the weighted average rate of such loans and rising rates currently offered by the Bank for similar loans.

Covered Loans: Covered loans are measured at estimated fair value on the date of acquisition. Carrying value is calculated as the present value of expected cash flows and approximates fair value.

FDIC Indemnification Asset: The FDIC indemnification asset is initially recorded at fair value and the ongoing carrying value approximates fair value, as it its based on the discounted value of expected future cash flows under the shared-loss agreement (See Note 3).

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

Trust Preferred Securities/Junior Subordinated Debentures: The fair value of the trust preferred securities are based on discounted cash flows using current rates at which such borrowings can be obtained.

Other Borrowed Funds:  Other borrowed funds consist of FHLB advances. The carrying amount of FHLB advances is estimated using discounted cash flow analyses based on the Company’s current incremental borrowing rates of similar types of borrowing arrangements.

Off-Balance Sheet Items: Commitments to extend credit represent the principal category of off-balance sheet financial instruments (see Note 11). The fair value of these commitments are not material since they are for relatively short periods of time and are subject to customary credit terms, which would not include terms that would expose the Company to significant gains or losses.

(10)   Subsequent Events

On July 22, 2010, the Company announced that its Board of Directors declared a cash dividend of $0.03 per share to shareholders of record as of August 3, 2010, payable on August 18, 2010.

Notes to condensed consolidated financial statements

(11)   Commitments and Guarantees

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2010. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement, and unamortized amounts were not significant as of June 30, 2010. As of June 30, 2010 the commitments under these agreements were $2,579.

At June 30, 2010, the Company was the guarantor of trust preferred securities. The Company has issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25,774 at June 30, 2010.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and adequacy of the allowance for loan losses, and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar meaning are intended in part to help identify forward-looking statements.  Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; and (5) the ability to realize efficiencies expected from investment in personnel and infrastructure.  However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations.  In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

The Company’s strategy is one of value-added growth.  Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders.  The Company’s primary objectives are to improve profitability and operating efficiencies and increase market penetrations in areas currently served and expand into adjacent markets.

Executive Overview

Significant items for the second quarter of 2010 were as follows:

•        In April, the Bank entered into a purchase and assumption agreement with the FDIC to purchase certain assets and assume certain liabilities of City Bank located in Lynnwood, Washington. Total assets assumed were $715.1 million and resulted in eight new branches.

•        Net income available to common shareholders per diluted share was $0.27 and $0.37 respectively, for the three and six months ended June 30, 2010, as compared to net income available to common shareholders per diluted common share of $0.09 and $0.21 respectively, for the three and six months ended June 30, 2009. Diluted operating earnings per common share, defined as earnings available to common shareholders before bargain purchase gain relating to the City Acquisition, and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.22 and $0.32 respectively, for the three and six months ended June 30, 2010, as compared to Diluted operating earnings per common share of $0.09 and $0.21 respectively, for the three and six months ended June 30, 2009. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•        Net interest margin, on a tax equivalent basis, decreased to 4.39% and 4.50% for the three and six months ended June 30, 2010, compared to 4.57% and 4.54% for the same periods a year ago. The decrease in net interest margin resulted primarily from the impact of much higher levels of interest-bearing cash and investment in lower yielding securities, partially offset by the declining costs of interest- bearing deposits.

•        Total deposits were $1.4 billion as of June 30, 2010, an increase of $537.1 million, or 63.4%, as compared to December 31, 2009. Excluding the deposits acquired through the City Acquisition, organic deposit growth rate was flat for the first six months of 2010.

•       Total consolidated assets were $1.6 billion as of June 30, 2010, representing an increase of $555.5 million compared to December 31, 2009. The increase is primarily attributable to the purchase of certain assets in the FDIC-assisted acquisition of City Bank.

•       Total risk-based capital decreased to 20.10% as of June 30, 2010, compared to 22.15% as of December 31, 2009 related to the growth in total assets primarily due to the FDIC-assisted purchase and assumption of certain assets and liabilities of City Bank in the second quarter of 2010.

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

Acquired Loans: In accordance with FASB ASC 310-30, acquired loans are aggregated into pools based on individually evaluated common risk characteristics and aggregate expected cash flow were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisition of City Bank into 18 different pools. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual), or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity, and prepayment speeds assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption as documented by the valuation specialist is initially applied. Changes in the accretable yield will be disclosed quarterly.

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount.

Results of Operations Overview

For the three months ended June 30, 2010, net income available to common shareholders increased to $4.2 million or $0.27 per diluted common share, as compared to net income available to common shareholders of $818,000 or $0.09 per diluted common share, in the second quarter of 2009. The increase in net income available to common shareholders was principally attributable to increased net interest income, and increased noninterest income, partially offset by increased noninterest expense. Noninterest income includes a bargain purchase gain on acquisition of $1.8 million and change in FDIC indemnification asset of $785,000, relating to the acquisition of City Bank. The Bank assumed certain assets and liabilities of City Bank on April 16, 2010 and the results of the acquired operations are included in the Bank’s financial results starting on April 17, 2010.

For the six months ended June 30, 2010, net income available to common shareholders was $5.7 million, or $0.37 per diluted common share, as compared to net income available to common shareholders of $2.0 million, or $0.21 per diluted common share for the six months ended June 30, 2009. The increase in net income available to common shareholders was principally attributable to the City Bank acquisition that occurred during the second quarter of 2010.

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (GAAP), this filing presents certain non-GAAP financial measures. Management believes that certain non-GAAP financial measures provide investors with information useful in understanding the Company's financial performance; however, readers of this report are urged to review these non-GAAP measures in conjunction with the GAAP results as reported.

Operating earnings are not a measure of performance calculated in accordance with GAAP. However, management believes that operating earnings are an important indication of the ability to generate earnings through the Company's fundamental banking business. Since operating earnings exclude the effects of certain items that are unusual and/or difficult to predict, management believes that operating earnings provide useful supplemental information to both management and investors in evaluating the Company's financial results.

Operating earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates operating earnings may differ from that of other companies reporting measures with similar names.

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders
(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
GAAP earnings available to common shareholders	$4,164	$818	$5,745	$2,033
Adjustments to GAAP earnings available to common shareholders
Gain on City Bank acquisition	(1,757)	—	(1,757)	—
Acquisition-related costs	676	—	676	—
Operating Earnings Before Taxes	3,083	818	4,664	2,033
Income tax effect of adjustments	(378)	—	(378)	—
Net operating earnings	$3,461	$818	$5,042	$2,033

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders- Continued
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Diluted GAAP earnings per common share	$0.27	$0.09	$0.37	$0.21
Adjustments to diluted GAAP earnings per common share
Gain on City Bank acquisition	(0.11)	—	(0.11)	—
Acquisition-related costs	0.04	—	0.04	—
Operating earnings before taxes	0.20	0.09	0.30	0.21
Income tax effect of adjustments	(0.02)	—	(0.02)	—
Net operating earnings	$0.22	$0.09	$0.32	$0.21

Tangible common equity, tangible assets and tangible book value per common share are not measures that are calculated in accordance with GAAP. However, management uses these non-GAAP measures in their analysis of the Company's performance. Management believes that these non-GAAP measures are an important indication of the Company's ability to grow both organically and through business combinations, and, with respect to tangible common equity, the Company's ability to pay dividends and to engage in various capital management strategies.

Neither tangible common equity, tangible assets nor tangible book value per common share should be considered in isolation or as a substitute for common shareholders' equity or book value per common share or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates tangible common equity, tangible assets and tangible book value per share may differ from that of other companies reporting measures with similar names.

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

Tangible Common Equity and Tangible Assets

(Dollars in thousands)	June 30, 2010	June 30, 2009
Total shareholders’ equity	$165,806	$107,926
Adjustments to shareholders’ equity
Preferred stock	(25,164)	(24,827)
Other intangible assets, net(1)	(3,103)	—
Tangible common equity	137,539	83,099

Total assets	1,601,355	934,653
Adjustments to total assets
Other intangible assets, net(1)	(3,103)	—
Tangible assets	$1,598,252	$934,653

Common shares outstanding at period end	15,309,318	9,538,899

Tangible common equity	8.61%	8.89%
Tangible book value per common share	$8.98	$8.71

(1) Excludes mortgage servicing rights

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
  Market interest rate fluctuations; and
  Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense, and their respective yields or rates:

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
(Dollars in thousands)	Average balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets
Non-covered loans (1) (2)	$833,081	$13,466	6.48%	$830,591	$13,351	6.45%
Covered loans	316,455	4,927	6.25%	—	—	—
Federal funds sold	33,436	—	—	16,161	8	0.19%
Interest-bearing cash	164,917	95	0.23%	329	—	—
Investments
Taxable	118,956	507	1.71%	16,763	141	3.37%
Non-taxable (2)	17,364	258	5.96%	11,003	141	5.15%
Interest-earning assets	1,484,209	19,253	5.20%	874,847	13,641	6.26%
Noninterest-earning assets	157,002			55,085
Total assets	$1,641,211			$929,932
Liabilities and shareholders’ equity
Deposits:
Interest demand & money market	$447,633	$658	0.59%	$266,716	$568	0.85%
Savings	80,254	47	0.24%	44,284	28	0.25%
Time deposits	759,009	2,100	1.11%	361,857	2,790	3.09%
Total interest-bearing deposits	1,286,896	2,805	0.87%	672,857	3,386	2.02%
Federal funds purchased	16	—	1.13%	—	—	—
Junior subordinated debentures	25,774	121	1.89%	25,774	180	2.80%
Other interest bearing liabilities	12,167	93	3.08%	19,451	114	2.35%
Total interest bearing liabilities	1,324,853	3,019	0.92%	718,082	3,680	2.06%

Noninterest-bearing deposits	149,843			100,179
Other liabilities	3,181			2,992
Total liabilities	1,477,877			821,253
Total shareholders’ equity	163,334			108,679
Total liabilities & shareholders’ equity	$1,641,211			$929,932

Net interest income /Spread		$16,234	4.28%		$9,961	4.20%
Credit for interest-bearing funds			0.11%			0.37%
Net interest margin (2)			4.39%			4.57%
(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $222 and $153 for the three months ended June 30, 2010 and 2009, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $16.2 million in the second quarter of 2010 compared with $10.0 million during the second quarter of 2009. Changes in net interest income during the second quarter of 2010 reflect $4.9 million increase in income on the FDIC assisted acquisition of City Bank, increase in investment income of $483,000 and a decrease in interest expense of $660,000.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.39% for the second quarter of 2010, compared to 4.57% for the same period in 2009. The decline in net interest margin in the second quarter of 2010 resulted primarily from a $181.9 million increase in low yielding interest bearing cash and federal funds sold and $108.6 million in low yielding investment securities. The increase in low yielding interest earning assets were partially offset by $316.5 million in covered loans and a decrease in interest expense resulting from the lower cost of interest-bearing deposits.

	Average Balance Sheet and Analysis of Net Interest Income and Yields/Rates
	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
(Dollars in thousands)	Average Balance	Interest earned/paid	Average yield	Average balance	Interest earned/paid	Average yield

Assets
Non-covered loans (1) (2)	$826,864	$26,679	6.51%	$828,156	$26,459	6.44%
Covered loans	159,101	4,927	6.25%	—	—	—
Federal funds sold	16,812	—	—	9,898	10	0.20%
Interest-bearing cash	110,434	131	0.24%	330	—	—
Investments
Taxable	100,013	921	1.86%	15,703	277	3.56%
Non-taxable (2)	16,917	499	5.95%	8,964	241	5.43%
Interest-earning assets	1,230,141	33,157	5.44%	863,051	26,987	6.31%

Non-earning assets	107,748			53,832
Total assets	$1,337,889			$916,883
Liabilities and shareholders’ equity
Deposits:
Interest demand & money market	$393,877	$1,204	0.62%	$263,525	$1,134	0.87%
Savings	65,506	79	0.24%	43,106	54	0.25%
Time deposits	548,733	4,025	1.48%	358,292	5,717	3.22%
Total interest-bearing deposits	1,008,116	5,308	1.06%	664,923	6,905	2.09%
Federal funds purchased	8	—	1.13%	1,037	4	0.82%
Junior subordinated debentures	25,774	238	1.86%	25,774	404	3.16%
Other interest-bearing liabilities	11,089	185	3.36%	20,497	243	2.39%
Total interest-bearing liabilities	1,044,987	5,731	1.11%	712,231	7,556	2.14%

Noninterest-bearing DDA	128,577			97,061
Other liabilities	2,629			2,168
Total liabilities	1,176,193			811,460
Total equity	161,696			105,423
Total liabilities & shareholder’s equity	$1,337,889			$916,883

Net interest income /Spread		$27,426	4.33%		$19,431	4.17%
Credit for interest-bearing funds			0.17%			0.37%
Net interest margin (2)			4.50%			4.54%
(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $433 and $293 for the six months ended June 30, 2010 and 2009, respectively. Taxable-equivalent is a Non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Net interest margin on a taxable-equivalent basis was 4.50% for the first six months of 2010, compared to 4.54% for the same period in 2009. The change in net interest margin in the first six months of 2010 resulted primarily from a $117.0 million increase in low yielding interest-bearing cash and federal funds sold and $92.3 million in low yielding investment securities. The increase in low yielding interest-earning assets was partially offset by $159.1 million in covered loans and a decrease in interest expense resulting from the lower cost of interest-bearing deposits.

The following table sets forth the changes in yields or rates and average balances that affected net interest income:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010 vs. 2009				2010 vs. 2009
	Increase (decrease) due to(2):				Increase (decrease) due to(2):
	Volume	Rate		Total	Volume	Rate	Total
Assets:
Non-covered loans (1) (3)	$41	$74		$115	$(42)	$262	$220
Covered loans	4,927	—		4,927	4,927	—	4,927
Federal funds sold		(8)		(8)	23	(33)	(10)
Interest-bearing cash	95	—		95	122	9	131
Securities(1)
Taxable	388	(22)		366	707	(63)	644
Non-taxable	137	(20)		117	233	25	258
Interest- earning assets	$5,588	$24		$5,612	$5,970	$200	$6,170

Liabilities:
Deposits:
Interest demand and money market	$166	$(76)		90	$170	$(100)	$70
Savings	21	(2)		19	27	(2)	25
Time deposits	(1,660)	970		(690)	102,414	(104,106)	(1,692)
Total interest-bearing deposits	(1,473)	892		(581)	102,611	(104,208)	(1,597)

Fed funds purchased	—	—		—	(7)	3	(4)
Junior subordinated debentures	—	(59)		(59)	—	(165)	(165)
Other interest-bearing liabilities	(125)	104		(21)	(531)	472	(59)
Total interest-bearing liabilities	$(1,598)	$937	$	(661)	$102,073	$(103,898)	$(1,825)

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

During the second quarter of 2010, the Company recorded a $2.6 million provision for loan losses compared to $3.0 million for the second quarter in 2009. Net charge-offs for second quarter of 2010 were $2.0 million, a $486,000 increase over the second quarter of 2009. Increases in net charge-offs were due to an increase in real estate loan charge-offs. At June 30, 2010, the allowance for loan losses as a percent of total loans was 2.04% as compared to 1.80% at June 30, 2009.

During the first six months of 2010, the Company recorded a $4.7 million provision for loan losses compared to $5.5 million in the same period in 2009. Changes in the provision were due to higher net charge-offs of $3.9 million in the first six months of 2010, compared with $2.9 million in the same period in 2009.

Noninterest Income: The following table presents the key components of noninterest income:

Noninterest Income as of:
	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change	Six Month Change
(Dollars in thousands)	2010	2009	2010	2009
Service charges and fees	$856	$853	$1,591	$1,711	$3	$(120)
Electronic banking income	508	348	875	658	160	217
Investment products	178	161	228	331	17	(103)
Bank owned life insurance	98	112	180	205	(14)	(25)
Income from sale of mortgage loans	204	301	345	570	(97)	(225)
Income from sale and servicing of SBA loans	206	16	252	33	190	219
Change in FDIC indemnification asset	785	—	785	—	785	785
Bargain purchase gain on acquisition	1,757	—	1,757	—	1,757	1,757
Other income	479	282	801	568	197	233
Total noninterest income	$5,071	$2,073	$6,814	$4,076	$2,998	$2,738

The changes in noninterest income in the second quarter of 2010 compared to 2009 were related to the following areas:

  Increase in income from the sale of SBA loans is due to the sales in the second quarter of 2010. In the second quarter of 2009, the Company did not sell any SBA loans due to unfavorable premiums for SBA loans in the secondary financial market.
  Change in FDIC indemnification asset represents changes in the cash flows of the covered assets acquired in the City acquisition. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.
  The bargain purchase gain of $1.8 million ($1.1 million after tax) represents the excess of the estimated fair value of the assets acquired over the estimated fair value of liabilities in the City Acquisition.

The changes in noninterest income in the first six months of 2010 compared to 2009 were related to the following areas:

  Service charges and fees decreased due to changes in service charge regulations. These new regulations limit the amount and frequency of service charges, and were effective at the start of 2010. The full impact of these changes is reflected in the income in the first quarter of 2010.
  Income from the sale of investment products decreased due to slower sales of annuity products to customers.
  Income from the sale of loans decreased due to a decrease in purchase and refinancing activity, compared to the same period in the prior year.
  Income from the sale of SBA loans increased due to higher volumes of SBA loan originations. Additionally, the Company had minimum SBA loans during the first six months of 2009 due to unfavorable premiums for SBA loans in the secondary financial market.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

Noninterest Expense as of:
	Three Months Ended June 30,		Six Months Ended June 30,		Three Month Change	Six Month Change
(Dollars in thousands)	2010	2009	2010	2009
Salaries and benefits	$6,966	$4,086	$11,742	$8,105	$2,880	$3,637
Less: loan origination costs	(438)	(649)	(886)	(1,244)	211	358
Net salaries and benefits	6,528	3,437	10,856	6,861	3,091	3,995
Occupancy expense	1,340	1,071	2,367	2,104	269	263
Consulting and professional fees	148	124	416	380	24	36
Intangible amortization	191	—	191	—	191	191
Merger related expenses	676	—	676	—	676	676
Data processing	395	146	607	277	249	330
Office supplies and printing	311	207	522	378	104	144
FDIC premiums	254	676	506	823	(422)	(317)
OREO & Repossession Expense	465	354	659	592	111	67
Other	1,598	1,172	2880	2,319	426	564
Total noninterest expense	$11,906	$7,187	$19,680	$13,734	$4,719	$5,949

The changes in noninterest expense in the second quarter of 2010 compared to 2009 were related to the following areas:

▪        Salaries and employee benefits costs increased $2.9 million in the second quarter. Approximately $1.0 million of the increase is the result of the City Acquisition and the remainder primarily results from the increase in full-time equivalent employees.

▪        Occupancy expense increased during the second quarter of 2010 due to the cost of operating eight new branches from the City Acquisition.

▪        Intangible amortization represents amortization related to the core deposit intangible recorded as part of the fair valuation of City Acquisition.

▪        Merger related expenses relate to one-time expenses of the City Acquisition.

▪      Data processing expense increased in the second quarter of 2010 due to additional expenses related to the Company moving its core processing to an outsourced environment. The Company outsourced its processing during the fourth quarter of 2009. Additionally, the Company has incurred additional data processing expenses related to the City Acquisition. Management anticipates the consolidation of data systems at the end of the third quarter 2010.

▪        The change in FDIC premiums is due to a special one-time FDIC assessment of $400,000 assessed in the second quarter of 2009.

▪       OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or gains and losses on the sale of OREO properties.

The changes in noninterest expense in the first six months of 2010 compared to 2009 were related to the following areas:

▪        Salaries and employee benefits costs increased $3.6 million. As discussed above in the quarterly analysis, $2.0 million of the increase was in the second quarter of 2010 and related to the City Acquisition and the increase in full-time equivalent employees related primarily to the hiring of several new lending teams.

▪        Occupancy expense, as discussed above in the quarterly analysis, increased due to the cost of operating eight new branches acquired in the City Acquisition.

▪        Data processing, as discussed above in the quarterly analysis, increased due to additional expenses related to outsourcing of the Company’s core processing services and additional costs related to the City Acquisition.

▪       FDIC premiums, as discussed above in the quarterly analysis, changed due to the FDIC’s levy a special one time assessment totaling $400,000 in the first half of 2009.

Income Taxes: The Company’s consolidated effective tax rates for the second quarter of 2010 and 2009 were 30.9% and 27.3%, respectively. The effective tax rate for the first six months of 2010 and 2009 were 30.3% and 30.4%, respectively. The quarterly and year to date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year to date and quarterly 2010 tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at June 30, 2010 were $1.6 billion compared to $1.0 billion at December 31, 2009. The increase in total assets was primarily due to the City Acquisition. The City Acquisition added an additional $715.1 million in assets to the Company’s balance sheet at the time of closing. Excluding the City Acquisition non-covered loans increased to $832.2 million compared to $813.9 million at December 31, 2009. Deposits, excluding the City Acquisition were $847.0 million at June 30, 2010 compared to $846.7 million at December 31, 2009.

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

Total investment securities increased $75.2 million to $156.1 million at June 30 2010. The increase was a result of the Company actively adding investment securities during the first half of 2010 due to decreased loan demand and additional cash proceeds from the City Acquisition. As part of the City Acquisition, the Company acquired $9.1 million in investments at April 16, 2010, consisting of $5.1 million in U.S. government agency securities and $4.0 million in investments in mutual funds and other equity securities.

The Company’s investment portfolio mix, based upon market value, is outlined in the table below:

(Dollars in thousands)	June 30, 2010	December 31, 2009

U.S. government agency securities	$80,993	$37,193
U.S. treasury securities	49,684	23,983
Pass-through securities	686	666
Corporate obligations	1,037	1,037
State & political subdivisions	19,599	17,954
Investments in mutual funds and other equity securities	4,066	—
Total	$156,065	$80,833

Non-Covered Loans: Total loans outstanding as of June 30, 2010 were $832.2 million, an increase of $18.3 million from December 31, 2009. Loan portfolio growth during 2010 was primarily in commercial loans, which was offset by decreases in construction loans, real estate mortgage and consumer loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the loan portfolio:

	Loan Portfolio Composition as of:
	June 30, 2010		December 31, 2009
(Dollars in thousands)	Balance	% of total	Balance	% of total	Change
Commercial	$139,629	16.8%	$93,295	11.5%	$46,334
Real estate mortgages:
One-to-four family residential	48,135	5.8%	53,313	6.6%	(5,178)
Multi-family residential & commercial	350,787	42.3%	360,745	44.4%	(9,958)
Total real estate mortgages	398,922	48.1%	414,058	51.0%	(15,136)
Real estate construction:
One-to-four family residential	70,019	8.4%	76,046	9.4%	(6,027)
Multi-family and commercial	39,560	4.8%	34,231	4.2%	5,329
Total real estate construction	109,579	13.2%	110,277	13.6%	(698)
Consumer:
Indirect	93,663	11.3%	100,697	12.4%	(7,034)
Direct	88,083	10.6%	93,051	11.5%	(4,968)
Total consumer	181,746	21.9%	193,748	23.9%	(12,002)
Subtotal	829,876	100.0%	811,378	100.0%	18,498
Deferred loan costs, net	2,282		2,474		(192)
Less: allowance for loan losses	(16,975)		(16,212)		(763)
Total loans, net	$815,183		$797,640		$17,543

Covered Loans: At June 30, 2010, covered loans totaled $288.5 million. Covered loans consist of one-to-four family loans; commercial real estate (“CRE”) loans; acquisition, development, and construction (“ADC”) loans; multi-family loans; commercial and industrial (“C&I”) loans; home equity lines of credit (“HELOCs”) and consumer loans.

The covered loans are subject to loss sharing agreements with the FDIC. Under the terms of the City Acquisition, the Bank entered into loss sharing agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”) with the FDIC covering a substantial portion of any future losses on loans, related unfunded loan commitments, other real estate owned (“OREO”) and accrued interest for up to 90 days. The Bank will share in the losses, which begins with the Bank incurring the first 2% of losses on the covered assets. After the first 2% of losses on covered assets, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on 100% of the loan portfolio. The shared-loss agreement for commercial and single family residential mortgage loans is in effect for five years and ten years, respectively, from the April 16, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in noninterest income.

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets:

	Nonperforming Assets as of:
(Dollars in thousands)	June 30, 2010	December 31, 2009
Non-covered non-accrual loans	$5,581	$3,395
Non-covered restructured loans	―	―
Total non-covered nonperforming loans	5,581	3,395
Non-covered other real estate owned properties	4,984	4,549
Total non-covered nonperforming assets	$10,565	$7,944
Total non-covered impaired loans	$5,581	$3,395
Non-covered accruing loans past due ≥ 90 days	―	―
Non-covered potential problem loans(1)	7,760	4,586
Allowance for loan losses	16,975	16,212
Interest foregone on non-covered non-accrual loans	100	108
Non-covered nonperforming loans to total non-covered loans	0.67%	0.42%
Allowance for loan losses to total non-covered loans	2.04%	1.99%
Allowance for loan losses to non-covered nonperforming loans	304.18%	477.51%
Non-covered nonperforming assets to total assets	0.66%	0.76%

1) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

Non-covered potential problem loans are comprised of loans where the Company had some, but insufficient knowledge of possible borrower credit problems that caused the Company to have serious concerns about the borrower’s ability to comply with existing repayment terms.  At June 30, 2010, non-covered potential problem loans were comprised of one single family land development loan totaling $5.3 million and one high end single family residential loan total $2.5 million. Both loans were located with the Company’s primary market are. While the Company always attempts to mitigate loss through proactive communication with the borrower, because of the recently uncertain status of these loans, it is not possible to identify a remediation plan or actions that can assure certainty of success. Such a plan would be indicative of a loan that has deteriorated past the “potential problem loan” phase.

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

▪        Formula Allowance: The calculations of expected loss rates are determined utilizing a two factor approach; loss given default (“LGD”) and probability of default (“PD”). Taken together, these two factors produce the expected loss rate.

o

LGD is defined as the rate of loss as determined by dividing the expected net charge-off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus non-accrual and gross loans charged off. LGD rates utilized reflect industry experience as determined by state and loan type, and are based upon banks with total assets below one billion dollars. Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaningful. LGD rates will be based upon industry experience starting in 1992 and applied at a two standard deviation level. Bank specific LGD rates will be utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.

o

PD is defined as the actual payment default rate (defined as the number of times a loan has been delinquent 30 or more days divided by the number of months the loan has been outstanding from the origination date to the valuation date), or for loans which have not generated an actual payment default rate, the rate applied is based upon industry experience for such loans as applied by loan type and state in which the loan applies to (in the case of real estate loans, the state determination is based upon were the collateral resides), where the expected payment default rate is defined as the sum loans where payment delinquencies are 30 or more days delinquent, plus non-accrual and gross loans charged off divided by total loans for each group. Expected payment default rates are then scaled against the bank’s loan risk grades with the bank’s lowest pass/non-watch grade set to equal the industry PD and then scaled lower or higher against the bank’s remaining loan grades.

The following table summarizes the Company’s allocation of allowance for loan losses:

	Allocation of the Allowance for Loan Losses as of:
	June 30, 2010			December 31, 2009			June 30, 2009
		% of	% of		% of	% of		% of	% of
(Dollars in thousands)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)	Amount	Allowance(2)	Loans (1)
Balance applicable to:
Commercial	$4,197	24.7%	16.8%	$1,515	9.3%	11.5%	$1,402	9.5%	11.9%
Real estate mortgage	4,954	29.2%	48.1%	8,060	49.7%	51.0%	7,026	47.6%	47.9%
Real estate construction	4,653	27.4%	13.2%	2,330	14.4%	13.6%	2,307	15.6%	16.7%
Consumer	3,171	18.7%	21.9%	4,307	26.6%	23.9%	4,035	27.3%	23.5%
Total	$16,975	100.0%	100.0%	$16,212	100.0%	100.0%	$14,770	100.0%	100.0%

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2010	2009	2010	2009
Balance at beginning of period	$16,464	$13,323	$16,212	$12,250
Charge-offs:
Commercial	(582)	(348)	(1,124)	(556)
Real estate	(1,239)	(1,009)	(2,384)	(1,731)
Consumer
Direct	(105)	(151)	(332)	(353)
Indirect	(393)	(482)	(798)	(1,131)
Total charge-offs	$(2,319)	$(1,990)	$(4,638)	$(3,771)
Recoveries:
Commercial	71	129	143	266
Real estate	8	10	111	44
Consumer
Direct	32	44	61	73
Indirect	169	254	386	458
Total recoveries	$280	$437	$701	$841
Net charge-offs	(2,039)	(1,553)	(3,937)	(2,930)
Provision for loan losses	2,550	3,000	4,700	5,450
Balance at end of period	$16,975	$14,770	$16,975	$14,770

Indirect loans net charge-offs to average indirect loans	0.91%	0.86%	0.77%	1.27%
Other net charge-offs to average other loans	1.00%	0.74%	0.99%	0.63%
Net charge-offs to average loans (1)	0.99%	0.75%	0.97%	0.72%
(1) Excludes loans held for sale.

Other Intangible Assets:  At June 30, 2010, the Company had other intangible assets of $3.1 million. As part of an FDIC assisted transaction during the second quarter, $3.3 million of the purchase price was allocated to the value of other intangible assets such as the core deposits, which includes all deposits except certificates of deposit. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful life, and are also reviewed for impairment. The Company amortizes other intangible assets on an accelerated or straight-line basis over an estimated nine year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits: Total deposits in the first six months of 2010 increased $537.1 million to $1.4 billion at June 30, 2010. The increase in deposits was in all deposit categories. Excluding the deposits acquired through the FDIC-assisted purchase and assumption of City Bank, organic deposit growth for the first half of 2010 was $24.4 million. At December 31, 2009, the Company had $7.5 million in brokered time deposits and $17.6 million of brokered money market deposits, which subsequently paid in the first quarter of 2010.

The following table further details the major components of the Company’s deposit portfolio:

	Deposit Composition as of:
	June 30, 2010		December 31, 2009		Change 2010 vs. 2009
(Dollars in thousands)	Balance	% of total	Balance	% of total
Noninterest-bearing demand	$144,009	10.4%	$104,070	12.3%	$39,939
NOW accounts	148,419	10.7%	141,121	16.7%	7,298
Money market	309,917	22.4%	202,144	23.9%	107,773
Savings	81,251	5.9%	49,003	5.8%	32,248
Time deposits	700,142	50.6%	350,333	41.3%	349,809
Total deposits	$1,383,738	100.0%	$846,671	100.0%	$537,067

The following table details the major components of the Company’s deposit portfolio, the City Acquisition deposit portfolios and an “organic” column for comparison purposes:

	Deposit Composition as of:
	June 30, 2010			December 31, 2009	Change 2010 vs. 2009
(Dollars in thousands)	Consolidated Balance	City Bank Deposits	Organic Balance	Balance
Noninterest-bearing demand	$144,009	(29,211)	$114,798	$104,070	$10,728
NOW accounts	148,419	(2,367)	146,052	141,121	4,931
Money market	309,917	(95,783)	214,134	202,144	11,990
Savings	81,251	(26,628)	54,623	49,003	5,620
Time deposits	700,142	(382,710)	317,432	350,333	(32,901)
Total deposits	$1,383,738	(536,699)	$847,039	$846,671	$368

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

		Wholesale Deposits as of:
		June 30, 2010		December 31, 2009
(Dollars in thousands)		Balance	% of Total	Balance	% of Total
Brokered time deposits	$	―	0.0%	$7,500	10.4%
Mutual fund money market deposits		25,904	55.9%	43,579	60.1%
Certificate Deposits Account Registry System deposits		20,473	44.1%	21,416	29.5%
Total wholesale deposits		$46,377	100.0%	$72,495	100.0%

Wholesale deposits to total deposits		3.36%		8.56%

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

Borrowings: There was no change in total borrowings outstanding. The Company had $35.8 million in total borrowings, as of June 30, 2010. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

▪        FHLB Overnight Borrowings and Other Borrowed Funds:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At June 30, 2010, the Company had no outstanding overnight borrowings, and other borrowed funds totaling $10.0 million with a fixed interest rate of 3.71%, maturing in August 2010.

The Company had a remaining unused line of credit of $184.5 million, subject to certain collateral and stock requirements.

▪       Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings as of June 30, 2010. Available borrowings under these lines of credit totaled $60.0 million as of June 30, 2010.

▪        Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The Company had a remaining unused line of credit of $67.1 million, subject to certain collateral and stock requirements.

▪        Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $6.3 million to $165.8 million at June 30, 2010 from $159.5 million at December 31, 2009. The increase in shareholders’ equity was due principally to $6.6 million in net income and $1.1 million in unrealized gains in investment securities available for sale. This increase was offset by the payment of preferred stock dividends of $829,000 and common stock dividends of $840,000.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2010 and December 31, 2009:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well- capitalized	June 30, 2010	December 31, 2009
Total risk-based capital ratio
Company (consolidated)	8%	N/A	20.47%	22.15%
Whidbey Island Bank	8%	10%	20.05%	21.55%
Tier 1 risk-based capital ratio
Company (consolidated)	4%	N/A	19.21%	20.89%
Whidbey Island Bank	4%	6%	18.79%	20.29%
Leverage ratio
Company (consolidated)	4%	N/A	11.38%	18.73%
Whidbey Island Bank	4%	5%	11.13%	18.17%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $6.8 million for the first six months of 2010. Approximately $6.6 million was from net income from continuing operations, offset by $1.6 million decrease in other liabilities and a $4.7 million increase in provisions for loan losses. Operating earnings were also impacted by a bargain purchase gain of $1.8 million from the City Acquisition a $785,000 change in the FDIC indemnification asset.  Net cash provided by investing activities was $219.2 million during the first six months of 2010. The Company acquired $280.0 million in cash from City Acquisition. This was offset by $84.3 million in investment purchase. Net cash used by financing activities was $164.7 million for the first six months of 2010. Deposits decreased $113.0 million during the period, primarily related to the repricing of the City Bank deposit portfolio. The Company also paid off $50.2 million in other borrowed funds acquired from City Bank.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. As of June 30, 2010 and December 31, 2009, the Company’s commitments under letters of credit and financial guarantees amounted to $2.6 million and $2.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2010, based on the measures used to monitor and manage interest rate risk, there had not been a material change in the Company's interest rate risk since December 31, 2009.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2009 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarterly period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

A part of the Company’s strategic plan is to bid on suitable FDIC-assisted acquisition opportunities, but these opportunities may not become available or and may be available on less desirable terms due to increased competition.

Banks that meet the Company’s strategic objectives might not be placed into receivership. Failed bank transactions are attractive because in many cases the winning bidder has discretion over the liabilities assumed and also enters into a loss-sharing agreement with the FDIC that limits risk on acquired assets. In addition, assets purchased from the FDIC are marked to their fair value at the time of acquisition, which generally mitigates the risk of acquiring loans. Due to the attractiveness of the terms, bidding could become very competitive. The Company may not be able to beat the bids of other acquirers unless the bid is addressed aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive.

There may be difficulty integrating acquired banks and the Company could fail to realize anticipated cost savings and synergies.

The Company recently purchased assets and assumed liabilities of City Bank in an FDIC-assisted transaction. The City Acquisition, and future acquisitions, may not result in anticipated positive results due to a variety of factors including: the ability to retain key customers and employees of acquired banks after making changes to the operations of the acquired entity; whether or not the quality of the assets acquired were accurately assessed; the ability to profitably deploy acquired funds; the diversion of management's attention from its business to the integration process; and unanticipated costs of and delays in completing the integration process. There could  also be difficulties in complying with the technical requirements of the loss-sharing agreement with the FDIC, which could result in acquired assets losing their coverage.

Compliance with the recently enacted financial reform legislation may increase our costs of operations and adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law.  The Dodd-Frank Reform Act will change the current bank regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.  Significant changes will include:

•                  The establishment of the Financial Stability Oversight Counsel, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

•                  The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body with broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

•             Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

Item 1A. Risk Factors- (Continued)

•                 Elimination of federal prohibitions on paying interest on demand deposits, thus allowing businesses to have interest bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on the Company’s interest expense.

•                Broadened base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.

•                  Federal Reserve determination of reasonable debit card fees.

•                 Permanent increase to the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2009, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2013.

•                 Requirement of publicly traded companies to provide stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.

Many provisions in the Dodd-Frank Reform Act are aimed at financial institutions that are significantly larger than the Company or the Bank.  Nonetheless, there are provisions that apply to the Company and must begin to comply with immediately.  In addition, federal agencies will promulgate rules and regulations to implement and enforce provisions in the Dodd-Frank Reform Act.  The Company will have to apply resources to ensure that it is in compliance with all applicable provisions, which may adversely impact its earnings.  The precise nature, extent and timing of many of these reforms and the impact on the Company is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

(a)           Not applicable

(b)           There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits

Exhibits

2.1          Purchase and Assumption Agreement with FDIC dated April 16, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 21, 2010)

3.1          Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 12, 2010)

3.2          Bylaws of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)

4.1          Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)

4.2          Form of Stock Certificate for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2009)

4.3         Warrant to purchase shares of common stock, issued January 16, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8K filed January 20, 2009)

4.4         Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.

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

WASHINGTON BANKING COMPANY

Date: August 6, 2010                                                                                              By   /s/ John L. Wagner

                                                                                                                                          John L. Wagner

                                                                                                                                            President and

                                                                                                                                    Chief Executive Officer

Date: August 6, 2010                                                                                            By   /s/ Richard A. Shields

                                                                                                                                        Richard A. Shields

                                                                                                                               Executive Vice President and

                                                                                                                                    Chief Financial Officer