Form 10-Q
period 2010-09-30
WASHINGTON BANKING CO
filed 2010-11-09
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer[  ]         Accelerated filer [X]            Non-Accelerated filer[  ]      Smaller reporting company [  ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended. Yes[] No[X]

The number of shares of the issuer’s Common Stock outstanding at November 5, 2010 was 15,315,789.

PART I - FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements
	Condensed Consolidated Statements of Financial Condition (unaudited)
	September 30, 2010 and December 31, 2009	1

	Condensed Consolidated Statements of Income (unaudited)
	Three and Nine Months Ended September 30, 2010 and 2009	2

	Condensed Consolidated Statements of Shareholders' Equity and Comprehensive
	Income (unaudited) Nine Months Ended September 30, 2010 and 2009	3

	Condensed Consolidated Statements of Cash Flows (unaudited)
	Nine Months Ended September 30, 2010 and 2009	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	51

Item 4.	Controls and Procedures	51
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 3.	Defaults Upon Senior Securities	53

Item 4.	(Removed and Reserved)	53

Item 5.	Other Information	53

Item 6.	Exhibits	54

	Signatures	55

i

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
WASHINGTON BANKING COMPANY AND SUBSIDIARIES Condensed Consolidated Statements of Financial Condition (unaudited) (Dollars in thousands, except per share data)

	September 30,	December 31,
	2010	2009
Assets
Cash and due from banks	$24,572	$14,950
($4,627 and $1,635, respectively, are restricted)
Interest-bearing deposits	141,630	86,891
Federal funds sold	4,963	-
Total cash, restricted cash and cash equivalents	171,165	101,841
Investment securities available for sale, at fair value	200,448	80,833
Federal Home Loan Bank stock	7,576	2,430
Loans held for sale	7,785	3,232
Non-covered loans, net of allowance for loan losses	819,081	797,640
Covered loans	393,347	-
Total loans	1,212,428	797,640
Premises and equipment, net	37,462	25,495
Bank owned life insurance	17,217	16,976
Other intangible assets, net	2,919	-
Non-covered other real estate owned	4,095	4,549
Covered other real estate owned	27,250	-
FDIC indemnification asset	124,709	-
Other assets	17,130	12,875
Total assets	$1,830,184	$1,045,871

Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$187,009	$104,070
NOW accounts	194,370	141,121
Money market	336,329	202,144
Savings	88,085	49,003
Time deposits	805,471	350,333
Total deposits	1,611,264	846,671
Other borrowed funds	-	10,000
Junior subordinated debentures	25,774	25,774
Other liabilities	13,404	3,905
Total liabilities	1,650,442	886,350
Commitments and contingencies (See Note 13)
Shareholders' Equity:
Preferred stock, no par value; 26,380 shares authorized
Series A (liquidiation preference $1,000 per share); 26,380 shares issued
and outstanding at September 30, 2010 and December 31, 2009	25,249	24,995
Common stock, no par value; 35,000,000 shares authorized; 15,310,893 and
15,297,801 shares issued and outstanding at September 30, 2010 and
December 31, 2009, respectively	85,123	84,814
Retained earnings	67,181	49,463
Accumulated other comprehensive income	2,189	249
Total shareholders' equity	179,742	159,521
Total liabilities and shareholders' equity	$1,830,184	$1,045,871

WASHINGTON BANKING COMPANY AND SUBSIDIARY Condensed Consolidated Statements of Income (unaudited) (Dollars in thousands, except per share data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest income:
Interest and fees on non-covered loans	$13,536	$13,538	$39,962	$39,782
Interest and fees on covered loans	5,479	-	10,406	-
Interest on taxable investment securities	699	191	1,620	468
Interest on tax-exempt investment securities	187	130	514	292
Other	99	18	231	28
Total interest income	20,000	13,877	52,733	40,570
Interest expense:
Interest on deposits	3,075	3,201	8,383	10,106
Interest on other borrowed funds	59	94	243	341
Interest on junior subordinated debentures	135	139	374	543
Total interest expense	3,269	3,434	9,000	10,990
Net interest income	16,731	10,443	43,733	29,580
Provision for loan losses	3,950	2,500	8,650	7,950
Net interest income after provision for loan losses	12,781	7,943	35,083	21,630
Noninterest income:
Service charges and fees	907	909	2,498	2,620
Electronic banking income	511	376	1,325	1,034
Investment products	120	38	348	368
Bank owned life insurance income	61	106	241	312
Income from the sale of mortgage loans	352	138	697	708
SBA premium income	126	49	378	83
Bargain purchase gain on acquisitions	17,511	-	19,268	-
Change in FDIC indemnification asset	812	-	1,596	-
Other	448	232	1,310	800
Total noninterest income	20,848	1,848	27,661	5,925
Noninterest expense:
Salaries and benefits	6,615	3,638	17,471	10,499
Occupancy and equipment	1,677	1,099	4,042	3,203
Office supplies and printing	299	198	820	577
Data processing	403	141	1,011	418
Consulting and professional fees	92	184	490	564
Intangible amortization	234	-	425	-
Merger related expenses	978	-	1,654	-
FDIC premiums	562	283	1,068	1,106
OREO and repossession expenses	(23)	389	641	982
Other	2,007	1,446	4,924	3,763
Total noninterest expense	12,844	7,378	32,546	21,112
Income before provision for income taxes	20,785	2,413	30,198	6,443
Provision for income taxes	7,085	740	9,937	1,965
Net income before preferred dividends	13,700	1,673	20,261	4,478
Preferred stock dividends and discount accretion	415	414	1,244	1,186
Net income available to common shareholders	$13,285	$1,259	$19,017	$3,292

Net income available per common share, basis	$0.87	$0.13	$1.24	$0.35
Net income available per common share, diluted	$0.86	$0.13	$1.23	$0.35
Average number of common shares outstanding, basis	15,309,000	9,532,000	15,303,000	9,519,000
Average number of common shares outstanding, diluted	15,473,000	9,554,000	15,452,000	9,541,000

WASHINGTON BANKING COMPANY AND SUBSIDIARY Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income (unaudited) (Dollars in thousands, except per share data)
					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income	equity
Balance at December 31, 2008	$-	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	-	-	-	4,478	-	4,478
Net change in unrealized gain
(net of tax expense of $94)	-	-	-	-	255	255
Total comprehensive income						4,733
Issuance of preferred stock to U. S. Treasury	24,660	-	-	-	-	24,660
Issuance of warrants to U.S. Treasury	-	-	1,720	-	-	1,720
Preferred stock dividends and accretion	251	-	-	(1,186)	-	(935)
Cash dividends on common stock,
$0.155 per share	-	-	-	(1,478)	-	(1,478)
Stock-based compensation expense	-	-	239	-	-	239
Issuance of common stock under stock plans	-	20	90	-	-	90
Tax benefit associated with stock awards	-	-	3	-	-	3
Cancellation of restricted stock	-	(1)	-	-	-	-
Balance at September 30, 2009	$24,911	9,529	$35,753	$48,381	$547	$109,592

Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	20,261	-	20,261
Net change in unrealized gain						-
(net of tax expense of $1,047)	-	-	-	-	1,940	1,940
Total comprehensive income						22,201
Preferred stock dividends and accretion	254	-	-	(1,244)	-	(990)
Cash dividends on common stock,						-
$0.085 per share	-	-	-	(1,299)	-	(1,299)
Stock-based compensation expense	-	-	281	-	-	281
Issuance of common stock under stock plans	-	13	20	-	-	20
Tax benefit associated with stock awards	-	-	8	-	-	8
Balance at September 30, 2010	$25,249	15,311	$85,123	$67,181	$2,189	$179,742

WASHINGTON BANKING COMPANY AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (continued) (unaudited) (Dollars in thousands)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$20,261	$4,478
Adjustments to reconcile net income to net cash provided by operating acitivities:
Accretion of investment security discounts, net	369	20
Depreciation	1,208	1,327
Intangible amortization	425	-
Provision for loan losses	8,650	7,950
Earnings on bank owned life insurance	(241)	(312)
Net (gain) loss on sale of premises and equipment	5	(57)
Net gain on sale of non-covered other real estate owned	(20)	(51)
Origination of loans held for sale	(79,967)	(91,337)
Proceeds from sales of loans held for sale	75,414	91,282
Valuation adjustment on non-covered other real estate owned	-	382
Bargain purchase gain on acquisitions	(19,268)	-
Change in FDIC indemnification asset	(1,596)	-
Stock-based compensation	281	239
Excess tax benefit from stock-based compensation	(8)	(3)
Net change in assets and liabilities:
Net (increase) decrease in other assets	183	(6)
Net decrease in other liabilities	(7,540)	(2,215)
Net cash provided by (used in) operating activities	(1,844)	11,697

Cash flows from investing activities:
Purchases of investment securities, available for sale	(127,453)	(44,537)
Maturities/calls/principal payments of investment and mortgage-backed securities,
available for sale	40,860	6,503
Net decrease (increase) in loans and covered loans	18,006	(2,848)
Purchases of premises and equipment	(13,147)	(2,012)
Proceeds from the sale of premises and equipment	101	-
Proceeds from sale of non-covered other real estate owned	1,682	2,125
Proceeds from sale of covered other real estate owned	5,719	-
Capitalization of non-covered other real estate owned improvements	(118)	-
Cash acquired in merger, net of cash consideration paid	351,287	-
Net cash provided by (used in) investing activities	$276,937	$(40,769)

WASHINGTON BANKING COMPANY AND SUBSIDIARY Condensed Consolidated Statements of Cash Flows (continued) (unaudited) (Dollars in thousands)
	Nine Months Ended
	September 30,
	2010		2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$(143,356)		$64,858
Gross payments on other borrowed funds	(10,000)		(20,000)
Net decrease in FHLB overnight borrowings	(50,152)		(11,640)
Proceeds from issuance of preferred stock	-		26,380
Proceeds from exercise of stock options	20		90
Excess tax benefits from stock-based compensation	8		3
Dividends paid on preferred stock	(990)		(935)
Dividends paid on common stock	(1,299)		(1,478)
Net cash provided by (used in) financing activities	(205,769)		57,278

Net change in cash and cash equivalents	69,324		28,206
Cash and cash equivalents at beginning of period	101,841		13,990
Cash and cash equivalents at end of period	$171,165		$42,196

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,697		$11,188
Income taxes	$5,000		$1,965

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$1,940		$255
Transfer of loans to non-covered other real estate owned	$1,090		$5,282
Transfer of loans to covered other real estate owned	$14,444		$-
Acquisitions:		$
Assets acquired	$994,407		$-
Liabilities assumed	$981,883		$-

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996. At September 30, 2010, WBCO had two wholly-owned subsidiaries –Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence. Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2010 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required. Actual results could differ from those estimates.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2010 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(d) Significant Accounting Policies: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. The following significant accounting policies are in addition to the significant accounting policies described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, as filed on Form 10-K.

Acquired Loans: Acquired loans are valued as of acquisition date in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 805, Business Combinations. Loans purchased with evidence of credit deterioration since origination for which it is probable that all contractually required payments will not be collected are accounted for under FASB ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality. In addition, because of the significant discounts associated with the acquired portfolios, the Company elected to account for all acquired loans under ASC 310-30.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Description of Business and Summary of Significant Accounting Policies (continued)

In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption, as documented by the valuation specialist, is initially applied. Changes in the accretable yield will be disclosed quarterly.

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

FDIC Indemnification Asset: The Company has elected to account for amounts receivable under the loss share agreement as an indemnification asset in accordance with FASB ASC 805. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income over the life of the loss share agreements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Recent Financial Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU provides enhanced disclosures related to the credit quality of financing receivables and the allowance for credit losses, and provides that new and existing disclosures should be disaggregated based on how an entity develops its allowance for credit losses and how it manages credit exposures. Under the provisions of ASU 2010-20, additional disclosures required for financing receivables include information regarding the aging of past due receivables, credit quality indicators and modifications of financing receivables. ASU 2010-20 is effective for interim and annual reporting periods ending on or after December 15, 2010, for end of period disclosures. Activity related disclosures are required for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect this ASU to have an impact on the consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset. This ASU codifies the consensus reached in Emerging Issues Task Force (“EITF”) Issue No. 09-I, “Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset.” The amendments to the FASB Accounting Standards Codification™ (the “Codification” or “ASC”) provide that modifications of loans that are accounted for within a pool under Subtopic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. ASU 2010-18 does not affect the accounting for loans under the scope of Subtopic 310-30 that are not accounted for within pools. Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40.

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

On April 16, 2010, the FASB issued ASU No. 2010-13, Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades. The ASU codifies the consensus reached in EITF Issue No. 09-J. The amendments to the Codification clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. As the Company’s current share-based payment awards are equity awards (exercise price is denominated in dollars in the U.S. where the Company’s stock is traded), this ASU does not have an impact on the Company’s consolidated financial statements.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2) Recent Financial Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This ASU requires: (1) disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurement categories and the reasons for the transfers; and (2) separate presentation of purchases, sales, issuances and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). In addition, ASU 2010-06 clarifies the requirements of the following existing disclosures set forth in the Codification Subtopic 820-10: (1) For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and (2) a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements. ASU 2010-06 is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for fiscal years beginning January 1, 2011, and for interim periods within those fiscal years. As ASU 2010-06 is disclosure-related only, the Company’s adoption of this ASU in the first quarter of 2010 did not impact the Company’s consolidated financial statements.

(3) Business Combinations

On April 16, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank from the Federal Deposit Insurance Corporation (“FDIC”) in an FDIC assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss share agreements (each, a “loss share agreement” and collectively, the “loss share agreements”). The Bank will share in the losses, which begins with the Bank incurring the first 2% of losses, on the covered assets. After the first 2% of losses on covered assets, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on 100% of the covered loan portfolio. The loss share agreement for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the April 16, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets. At September 30, 2010, the Bank estimates that there will be no liability under this provision.

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $323.8 million in loans, $280.0 million of cash and cash equivalents and $9.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $13.7 million in other liabilities. The expected net reimbursements under the loss share agreements were recorded at estimated fair value of $84.1 million on the acquisition date. In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration. This instrument was valued at $2.1 million when issued. On April 27, 2010, the FDIC exercised its equity appreciation instrument. The application of the acquisition method of accounting resulted in a net after-tax gain of $1.1 million, which has been reported as a component of noninterest income.

The operations of City Bank are included in the Company’s operating results from April 17, 2010, and added revenue of $6.9 million and $12.8, noninterest expense of $1.4 million and $2.8 million and net earnings of $2.6 million and $4.4 million for the three and nine months ended September 30, 2010, respectively. Such operating results do not include any covered loan or covered other real estate owned losses because of the FDIC loss share agreement and are not necessarily indicative of future operating results. City Bank’s results of operations prior to the acquisition are not included in the Company’s operating results.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Business Combinations (continued)

On September 24, 2010, the Bank assumed certain deposit liabilities and acquired certain assets of North County Bank, Arlington, Washington from the FDIC as receiver for North County Bank and entered into a Purchase and Assumption Agreement with the FDIC. As part of the Agreement, the Bank and the FDIC entered into a loss sharing arrangement covering future losses incurred on acquired or “covered” loans and other real estate owned (“OREO”). On single family loans and OREO, the FDIC will absorb: (i) 80% of losses on the first $7.8 million of losses incurred; (ii) 0% of losses on $7.8 million to $12.3 million of losses incurred; and (iii) 80% of losses above $12.3 million of losses incurred. On commercial and non-single family loans and OREO, the FDIC will absorb: (i) 80% of losses on the first $33.9 million of losses incurred; (ii) 0% of losses on $33.9 million to $47.9 million of losses incurred; and (iii) 80% of losses above $47.9 million of losses incurred. The FDIC will share in loss recoveries on the covered loan and OREO portfolio.

In September 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($46.9 million) minus (ii) the sum of (a) 20% of the net loss amount, plus (b) 25% of the asset discount bid ($62.5 million), plus (c) 3.5% of total loss share assets at acquisition. At September 30, 2010, the Bank estimated a liability of $3.4 million under this provision.

The Bank purchased certain assets of North County Bank from the FDIC including (at fair value) approximately $133.1 million in loans, $71.3 million of cash and cash equivalents, $21.3 million in investment securities and $12.7 million in OREO. The Bank also assumed liabilities with fair values of approximately $257.8 million in deposits and $10.1 million in other liabilities. The expected reimbursements under the loss share agreements were recorded at estimated fair value of $39.0 million on the acquisition date. The application of the acquisition method of accounting resulted in a net after-tax gain of $11.4 million, which has been reported as a component of noninterest income.

The operations of North County Bank are included in the Company’s operating results from September 25, 2010, and were immaterial to the Bank’s Consolidated Statement of Income for the three months ended September 30, 2010. North County Bank’s results of operations prior to the acquisition are not included in the Company’s operating results. Operations subsequent to acquisition were deemed immaterial for the period presented.

Merger-related expenses of $978 thousand and $1.7 million have been incurred in connection with the acquisitions of City Bank and North County Bank for the three and nine months ended September 30, 2010, respectively, and have been recognized as a separate line item on the Condensed Consolidated Statements of Income.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the Condensed Consolidated Statement of Condition. Collectively, these balances are referred to as “covered assets.”

The assets acquired and liabilities assumed from the City Bank and North County Bank acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at estimated fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC 805. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisitions as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank and North County Bank not assumed by the Bank and certain other types of claims identified in the agreements. The application of the acquisition method of accounting resulted in the recognition of pre-tax bargain purchase gains of $1.8 million and $17.5 million in the City Bank and North County Bank acquisitions, respectively.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Business Combinations (continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Cost basis net assets (liabilities)	$(54,943)	$11,217
Cash payment received from the FDIC	99,445	46,860
Net assets acquired before fair value adjustments	44,502	58,077

Fair value adjustments:
Covered loans	(122,742)	(67,360)
Covered other real estate owned	(551)	(7,847)
Core deposit intangible	3,293	50
FDIC indemnification asset	84,113	39,000
Visa Class B common stock	2,025	-
Other assets	(649)	(89)
Deposits	(6,000)	(956)
FHLB advances	(103)	-
Other liabilities	-	(3,364)
FDIC equity appreciation instrument	(2,131)	-
Pre-tax bargain purchase gain on acquisition	1,757	17,511
Deferred income tax liability	(615)	(6,129)
Bargain purchase gain on acquisition	$1,142	$11,382

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the City Bank acquisition, cost basis net liabilities of $54.9 million and a cash payment received from the FDIC of $99.4 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

In the North County Bank acquisition, cost basis net assets of $11.2 million and a cash payment received from the FDIC of $46.9 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of City Bank or North County Bank as part of the purchase and assumption agreements. However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expires 90 days from the acquisition dates. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option terms, the Bank exercised its option and acquired the facilities and furnishings of the eight City Bank locations for $11.1 million. The option remains outstanding for North County Bank.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(3) Business Combinations (continued)

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank and North County Bank are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Assets
Cash and due from banks	$277,907	$66,770
Interest-bearing deposits	2,078	4,532
Total cash and cash equivalents	279,985	71,302

Investment securities, available for sale	9,120	21,286
Covered loans	323,842	133,136
FHLB stock	4,744	402
Core deposit intangible	3,293	50
Covered other real estate owned	5,798	12,727
FDIC indemnification asset	84,113	39,000
Other assets	4,235	1,374
Total assets acquired	$715,130	$279,277

Liabilities
Deposits	$650,104	$257,845
FHLB advances	50,152	-
Other liabilities	13,732	10,050
Total liabilities assumed	713,988	267,895
Net assets acquired/bargain purchase gain on acquisition	1,142	11,382
Total liabilities assumed and net assets acquired	$715,130	$279,277

The acquisition of assets and liabilities of City Bank and North County Bank were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss sharing agreement entered into with the FDIC, the historical information of City Bank and North County Bank are much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure, City Bank had not completed an audit of their financial statements, and the Company determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain financial information of City Bank and North County Bank.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Investment Securities

The Company’s investment portfolio at September 30, 2010 and December 31, 2009 are reflected in the tables below:

(dollars in thousands)	September 30, 2010
	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
U.S. government agencies	$105,270	$1,227	$(68)	$106,429
U. S. Treasuries	54,199	752	-	54,951
Pass-through securities	1,364	34	(2)	1,396
Taxable state and political subdivisions	5,565	158	(11)	5,712
Tax exempt state and political subdivisions	22,628	1,332	(67)	23,893
Corporate obligations	4,002	31	(15)	4,018
Investments in mutual funds and other equities	4,043	6	-	4,049
Total investment securities available for sale	$197,071	$3,540	$(163)	$200,448

(dollars in thousands)	December 31, 2009
	Amortized	Unrealized	Unrealized
	cost	gains	losses	Fair value
U.S. government agencies	$37,183	$211	$(201)	$37,193
U. S. Treasuries	24,090	37	(144)	23,983
Pass-through securities	661	5	-	666
Taxable state and political subdivisions	1,515	-	(24)	1,491
Tax exempt state and political subdivisions	15,991	519	(47)	16,463
Corporate obligations	1,003	34	-	1,037
Total investment securities available for sale	$80,443	$806	$(416)	$80,833

The amortized cost and fair value of investment securities, by contractual maturity at September 30, 2010, are shown in the table below. Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2010
	Amortized
	cost	Fair value
Three months or less	$556	$558
Over three months to one year	6,381	6,417
After one year through three years	75,295	76,404
After three years through five years	78,094	79,128
After five years through ten years	17,398	17,802
After ten years	19,347	20,139
Total investment securities	$197,071	$200,448

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Investment Securities (continued)

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	September 30, 2010
	Amortized
	cost	Fair value
To state and local governments to secure public deposits	$44,291	$45,646
To Federal Reserve Bank to secure borrowings	7,271	7,395
To U.S. Treasury and Federal Reserve to secure customer tax payments	1,037	1,075
Other securities pledged, principally to secure deposits	9,072	9,620
Total pledged investment securities	$61,671	$63,736

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

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio is other-than-temporarily impaired at September 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(4) Investment Securities (continued)

At September 30, 2010 and December 31, 2009, there were 36 and 30 investment securities in unrealized loss positions, respectively. They are summarized and classified according to the duration of the loss period as follows:

(dollars in thousands)	September 30, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies	$22,015	$(68)	$-	$-	$22,015	$(68)
Pass-through securities	344	(2)	-	-	344	(2)
Taxable state and political subdivisions	1,307	(11)	-	-	1,307	(11)
Tax exempt state and political subdivisions	2,422	(67)	-	-	2,422	(67)
Corporate obligations	2,985	(15)	-	-	2,985	(15)
Total investment securities available for sale	$29,073	$(163)	$-	$-	$29,073	$(163)

(dollars in thousands)	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	losses	value	losses	value	losses
U.S. government agencies	$28,018	$(201)	$-	$-	$28,018	$(201)
U.S. Treasuries	19,956	(144)	-	-	19,956	(144)
Taxable state and political subdivisions	1,491	(24)	-	-	1,491	(24)
Tax exempt state and political subdivisions	2,587	(47)	-	-	2,587	(47)
Total investment securities available for sale	$52,052	$(416)	$-	$-	$52,052	$(416)

The unrealized losses associated with U.S. government agency and treasury debt securities are primarily driven by changes in interest rates and not due to the credit quality of the securities. Further, the pass-through securities backed by GNMA, FNMA or FHLMC have the guarantee of the full faith and credit of the U.S. Federal Government. Obligations of U.S. states and political subdivisions in our portfolio are all investment grade without delinquency history.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Non-covered Loans and Allowance for Loan Losses

Non-covered loans refer to loans not covered by FDIC loss sharing agreements. Covered loans are discussed in Note (6).

The following table presents the major types of non-covered loans at September 30, 2010 and December 31, 2009. The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2010	December 31, 2009
Commercial	$146,997	$93,295
Real estate mortgage	399,283	414,058
Real estate construction	108,284	110,277
Consumer	180,200	193,748
	834,764	811,378
Deferred loan costs, net	2,253	2,474
Allowance for loan losses	(17,936)	(16,212)
Total non-covered loans, net	$819,081	$797,640

The following table summarizes activity related to the allowance for loan losses (“ALLL”) on non-covered loans for the three and nine months ended September 30, 2010 and 2009:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Beginning balance	$16,975	$14,770	$16,212	$12,250
Provision for loan losses	3,950	2,500	8,650	7,950
Charge-offs	(3,215)	(2,191)	(7,853)	(5,962)
Recoveries	226	803	927	1,644
Ending balance	$17,936	$15,882	$17,936	$15,882

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Non-covered Loans and Allowance for Loan Losses (continued)

The following table summarizes nonperforming non-covered assets at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Non-covered nonaccrual loans	$16,420	$3,395
Non-covered restructured loans	5,098	-
Total non-covered nonperforming loans	21,518	3,395
Non-covered other real estate owned	4,095	4,549
Total non-covered nonperforming assets	$25,613	$7,944

Total non-covered impaired loans	$21,518	$3,395
Non-covered accruing loans past due 90
days or more	-	-
Non-covered potential problem loans (1)	12,497	4,586
Allowance for loan losses	17,936	16,212

Non-covered nonperforming loans to total
non-covered loans	2.57%	0.42%
Allowance for loan losses to total non-covered loans	2.14%	1.99%
Allowance for loan losses to non-covered
nonperfoming loans	83.35%	477.53%
Non-covered nonperforming assets to total assets	1.40%	0.76%

(1) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(5) Non-covered Loans and Allowance for Loan Losses (continued)

At September 30, 2010 and December 31, 2009, non-covered impaired loans totaling $12.1 million and $3.4 million had related specific reserves in the allowance for loan losses of $2.1 million and $1.2 million, respectively. Non-covered impaired loans without related specific reserves in the allowance for loan losses at September 30, 2010, totaled $9.4 million. At December 31, 2009, all non-covered impaired loans had related specific reserves in the allowance for loan losses. The average recorded investment in non-covered impaired loans was approximately $6.9 million during the nine months ended September 30, 2010, and $5.7 million for the year ended December 31, 2009.

At September 30, 2010, non-covered impaired loans of $5.1 million were classified as nonaccruing restructured loans. There were no restructured loans at December 31, 2009. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The Company has no obligations to lend additional funds on the non-covered restructured loans at September 30, 2010.

(6) Covered Assets and FDIC Indemnification Asset

(a) Covered Loans: Loans acquired in an FDIC assisted acquisition that are subject to a loss share agreement are referred to as “covered loans” and reported separately in the Condensed Consolidated Statements of Financial Condition. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC.

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Gross loans acquired	$446,584	$200,496
Fair value discount	(122,742)	(67,360)
Covered loans, net	$323,842	$133,136

The following table presents the major types of covered loans at September 30, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2010
Commercial	$37,250
Real estate mortgages:
One-to-four family residential	19,217
Multi-family residential and commercial	309,346
Total real estate mortgages	328,563

Real estate construction:
One-to-four family residential	78,411
Multi-family and commercial	92,906
Total real estate construction	171,317

Consumer - direct	23,159
Subtotal	560,289
Fair value discount	(166,942)
Total covered loans	$393,347

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Covered Assets and FDIC Indemnification Asset (continued)

In estimating the fair value of the covered loans at the acquisition date, we (a) calculated the contractual amount and timing of undiscounted principal and interest payments and (b) estimated the amount and timing of undiscounted expected principal and interest payments. The difference between these two amounts represents the nonaccretable difference.

On the acquisition date, the amount by which the undiscounted expected cash flows exceed the estimated fair value of the acquired loans is the “accretable yield.” The accretable yield is then measured at each financial reporting date and represents the difference between the remaining undiscounted expected cash flows and the current carrying value of the loans.

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Undiscounted contractual cash flows	$477,159	$225,937
Undiscounted cash flows not expected to be collected
(nonaccretable difference)	(129,353)	(61,906)
Undiscounted cash flows expected to be collected	347,806	164,031
Accretable yield at acquisition	(23,964)	(30,895)
Estimated fair value of loans acquired at acquisition	$323,842	$133,136

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2010, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended
	September 30, 2010
	City Bank	North County Bank
Balance, beginning of period	$19,037	$-
Additions resulting from acquisition	-	30,895
Accretion to interest income	(5,369)	(110)
Disposals	(1,087)	-
Reclassification (to)/from nonaccretable difference	-	-
Balance, end of period	$12,581	$30,785

(dollars in thousands)	Nine Months Ended
	September 30, 2010
	City Bank	North County Bank
Balance, beginning of period	$-	$-
Additions resulting from acquisition	23,964	30,895
Accretion to interest income	(10,296)	(110)
Disposals	(1,087)	-
Reclassification (to)/from nonaccretable difference	-	-
Balance, end of period	$12,581	$30,785

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6) Covered Assets and FDIC Indemnification Asset (continued)

The following table summarizes nonperforming covered assets at September 30, 2010:

(dollars in thousands)	September 30, 2010
Covered nonaccrual loans	$102,917
Covered restructured loans	14,762
Total covered nonperforming loans	117,679
Covered other real estate owned	27,250
Total covered nonperforming assets	$144,929

Total covered impaired loans	$117,679
Covered accruing loans past due 90
days or more	-

Covered nonperforming loans to total covered loans	29.92%
Covered nonperforming assets to total assets	7.92%

There were no specific reserves in the allowance for loan losses related to covered impaired loans at September 30, 2010.

(b) Covered Other Real Estate Owned: All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss share agreement are referred to as “covered OREO” and reported separately in the Condensed Consolidated Statements of Financial Condition. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s carrying value, inclusive of the acquisition date fair value discount.

The following table summarizes the activity related to covered OREO for the three and nine months ended September 30, 2010:

(dollars in thousands)	Three Months Ended
	September 30, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$14,178	$-	$14,178
Acquisition	-	12,727	12,727
Additions to covered OREO	5,682	-	5,682
Dispositions of covered OREO	(5,337)	-	(5,337)
Valuation adjustments	-	-	-
Balance, end of period	$14,523	$12,727	$27,250

(dollars in thousands)	Nine Months Ended
	September 30, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$-	$-	$-
Acquisition	5,798	12,727	18,525
Additions to covered OREO	14,444	-	14,444
Dispositions of covered OREO	(5,719)	-	(5,719)
Valuation adjustments	-	-	-
Balance, end of period	$14,523	$12,727	$27,250

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)	Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2010:

(dollars in thousands)	Three Months Ended
	September 30, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$84,897	$-	$84,897
Acquisition	-	39,000	39,000
Accretion	812	-	812
Payments from the FDIC	-	-	-
Balance, end of period	$85,709	$39,000	$124,709

(dollars in thousands)	Nine Months Ended
	September 30, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$-	$-	$-
Acquisition	84,113	39,000	123,113
Accretion	1,596	-	1,596
Payments from the FDIC	-	-	-
Balance, end of period	$85,709	$39,000	$124,709

(7) Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and nine months ended September 30, 2010 and 2009:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance, beginning of period	$4,984	$2,599	$4,549	$2,226
Additions to OREO	284	3,403	1,090	5,282
Capitalized improvements	-	-	118	-
Dispositions of OREO	(1,173)	(808)	(1,662)	(2,114)
Valuation adjustments	-	(182)	-	(382)
Balance, end of period	$4,095	$5,012	$4,095	$5,012

(8) Earnings per Common Share

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(8) Earnings per Common Share (continued)

The following table reconciles the denominator of the basic and diluted earnings per common share computation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average shares, basic	15,309,000	9,532,000	15,303,000	9,519,000
Effect of dilutive stock awards	164,000	22,000	149,000	22,000
Weighted average shares, diluted	15,473,000	9,554,000	15,452,000	9,541,000

At September 30, 2010 and 2009, the following stock equivalents were antidilutive and therefore not included in the computation of diluted net income per share available to common shareholders.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Antidilutive TARP CPP stock warrants	-	492,164	-	492,164
Antidilutive stock awards	54,725	199,713	63,492	204,713
Total antidilutive stock equivalents	54,725	691,877	63,492	696,877

(9)	Stock-Based Compensation

(a) Stock Options: The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model. There were no options granted during the nine months ended September 30, 2010 and 2009.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant. For the three and nine months ended September 30, 2010, the Company recognized $42 thousand and $126 thousand in stock-based compensation expense, as a component of salaries and benefits, compared to $47 thousand and $137 thousand for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, there was approximately $147 thousand of total unrecognized compensation cost related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2010:

			Weighted average	Average
		Weighted average	remaining	intrinsic
		exercise price per	contractual terms	value (in
	Shares	share	(in years)	thousands)
Outstanding, January 1, 2010	221,339	$9.99
Granted	-	-
Exercised	(3,456)	6.54
Forfeited, expired or cancelled	(3,004)	14.32
Outstanding, September 30, 2010	214,879	9.99	6.23	$924

Exercisable at September 30, 2010	157,800	$9.66	5.82	$726

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(9) Stock-Based Compensation (continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2010, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2010. This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors. Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service requirements with the Company.

The following table summarizes information RSA activity during 2010:

			Weighted average
		Weighted average	remaining
		exercise price per	contractual terms
	Shares	share	(in years)
Outstanding, January 1, 2010	4,741	$13.32
Granted	-	-
Exercised	(3,356)	12.60
Forfeited, expired or cancelled	-	-
Outstanding, September 30, 2010	1,385	$15.05	0.62

For the three and nine months ended September 30, 2010, the Company recognized $5 thousand and $21 thousand in RSA compensation expense, as a component of salaries and benefits, compared to $11 thousand and $34 thousand for the same periods of 2009, respectively. As of September 30, 2010, there was $13 thousand of total unrecognized compensation costs related to nonvested RSAs.

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2010:

			Weighted average
		Weighted average	remaining
		exercise price per	contractual terms
	Shares	share	(in years)
Outstanding, January 1, 2010	30,238	$12.29
Granted	36,257	8.29
Vested	(10,385)	10.68
Forfeited, expired or cancelled	-	-
Outstanding, September 30, 2010	56,110	$10.00	3.64

For the three and nine months ended September 30, 2010, the Company recognized $96 thousand and $134 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $24 thousand and $68 thousand for the three and nine months ended September 30, 2009, respectively.

As of September 30, 2010, there was $462 thousand of total unrecognized compensation costs related to nonvested RSUs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10)	Shareholders’ Equity

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(10) Shareholders’ Equity (continued)

In accordance with the relevant accounting pronouncements and a letter from the SEC’s Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. In accordance with the SEC’s Staff Accounting Bulletin No. 68, Increasing Rate Preferred Stock, the discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount is therefore being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the

Condensed Consolidated Statements of Income.

As of September 30, 2010, no dividends on the preferred stock were in arrears.

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

(c) Public Offering: On November 30, 2009, the Company raised $51.8 million through a public offering by issuing 5,000,000 shares of the Company’s common stock, including 750,000 shares pursuant to the underwriters’ over-allotment option, at a share price of $9.00 per share. The net proceeds to the Company after deducting underwriting discounts and commissions and offering expenses were $49.0 million. The net proceeds from the offering qualify as Tier 1 capital and will be used for general corporate purposes, which may include capital to support growth and acquisition opportunities and to position the Company for redemption of preferred stock issued to the U.S. Treasury under the Capital Purchase Program. In connection with the Company’s public offering in the fourth quarter of 2009, the number of shares of common stock underlying the warrant held by the U.S. Treasury was reduced by 50% to 246,082 shares.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11)	Fair Value Measurements

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

Level 3: Significant inputs to the valuation model are unobservable.

The following table summarizes our assets and liabilities that were required to be recorded at fair value on a recurring basis:

(dollars in thousands)	September 30, 2010
	Level 1	Level 2	Level 3	Total
Investment securities	$-	$200,448	$-	$200,448
Total	$-	$200,448	$-	$200,448

(dollars in thousands)	December 31, 2009
	Level 1	Level 2	Level 3	Total
Investment securities	$-	$80,833	$-	$80,833
Total	$-	$80,833	$-	$80,833

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11) Fair Value Measurements (continued)

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	September 30, 2010
					Total losses for
	Level 1	Level 2	Level 3	Total	the period
Non-covered impaired loans (1)	$-	$-	$19,410	$19,410	$(6,257)
Non-covered other real estate owned (2)	-	-	4,095	4,095	(146)
Total	$-	$-	$23,505	$23,505	$(6,403)

(dollars in thousands)	December 31, 2009
					Total losses for
	Level 1	Level 2	Level 3	Total	the period
Non-covered impaired loans (1)	$-	$-	$2,184	$2,184	$(1,211)
Non-covered other real estate owned (2)	-	-	4,549	4,549	(516)
Total	$-	$-	$6,733	$6,733	$(1,727)

(1) Represents carrying value net of any related specific reserve in the allowance for loan losses. (2) Represents the carrying value and related losses on foreclosed real estate and other collateral owned that were measured at fair value at the time of transfer or subsequent to the initial transfer into other real estate owned.

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument for which a non-recurring change in fair value has been recorded:

Non-covered impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement. Non-covered impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of collateral, if the loan is collateral dependent.

Non-covered other real estate owned: Non-covered other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations.

The Company generally obtains appraisals for collateral dependent loans on an annual basis. Depending on the loan, the Company may obtain appraisals more frequently than 12 months, particularly if the credit is deteriorating. If the loan is performing and market conditions are stable, the Company may not obtain appraisals on an annual basis. This policy does not vary by loan type.

The Company deducts a minimum of 10% of the appraised value for selling costs. If the property has been actively listed for sale for more than six months and has had limited interest, the Company will typically reduce the fair value further based upon input from third party industry experts. This includes adjustments for outdated appraisals based on knowledgeable third party opinions.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11) Fair Value Measurements (continued)

Impaired loans that are collateral dependent are reviewed quarterly. The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated. Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required. The Company does not specifically consider the potential for outdated appraisals in its calculation of the formula portion of the allowance for loan losses.

In the rare case where an appraisal is not available, the Company consults with third party industry specific experts for estimates as well as relies upon the Company’s market knowledge and expertise.

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments as of September 30, 2010 and December 31, 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities. In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	value	fair value	value	fair value
Financial assets:
Cash and cash equivalents	$24,572	$24,572	$14,950	$14,950
Interest-bearing deposits	141,630	141,630	86,891	86,891
Federal funds sold	4,963	4,963	-	-
Investment securities available for sale	200,448	200,448	80,833	80,833
FHLB stock	7,576	7,576	2,430	2,430
Loans held for sale	7,785	7,785	3,232	3,232
Non-covered loans	819,081	826,395	797,640	791,382
Covered loans	393,347	393,347	-	-
FDIC indemnification asset	124,709	124,709	-	-

Financial liabilities:
Deposits	1,611,264	1,607,372	846,671	837,586
Other borrowed funds	-	-	10,000	10,175
Junior subordinated debentures	25,774	9,609	25,774	9,210

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(11) Fair Value Measurements (continued)

Federal Funds Sold: The carrying value of federal funds sold approximates fair value.

Investment Securities: Fair values for investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

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

FDIC Indemnification Asset: The FDIC indemnification asset is initially recorded at fair value and the ongoing carrying value approximates fair value, as it is based on the discounted value of expected future cash flows under the loss share agreement (See Note 1).

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

(12) Subsequent Events

On October 28, 2010, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 8, 2010, payable on November 24, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(13) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2010. The Company routinely charges a fee for these credit facilities. Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of September 30, 2010. At September 30, 2010, the commitments under these agreements totaled $2.7 million.

At September 30, 2010, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities. The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company. Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at September 30, 2010.

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

Overview

Washington Banking Company (referred to in this report as the “Company”) is a registered bank holding company with two wholly-owned subsidiaries: Whidbey Island Bank (the “Bank”), the Company’s principal subsidiary and Washington Banking Master Trust (the “Trust”). Headquartered in Oak Harbor, the Company’s market area is primarily northwestern Washington. The market area encompasses distinct economies and none are particularly dependent upon a single industrial or occupational source. The economies within the market areas have evolved from being heavily dependent upon forestry, fishing and farming to a more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military presence.

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

Executive Overview

Significant items for the third quarter of 2010 were as follows:

  In September, the Bank entered into a purchase and assumption agreement with the FDIC to purchase certain assets and assume certain liabilities of North County Bank located in Arlington, Washington. Total assets assumed were $279.3 million and resulted in four new branches.

  Net income available to common shareholders per diluted share was $0.86 and $1.23 respectively, for the three and nine months ended September 30, 2010, as compared to net income available to common shareholders per diluted common share of $0.13 and $0.35 respectively, for the three and nine months ended September 30, 2009. Diluted operating earnings per common share, defined as earnings available to common shareholders before the bargain purchase gain relating to the City Bank and North County Bank acquisitions and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.16 and $0.48 respectively, for the three and nine months ended September 30, 2010, as compared to diluted operating earnings per common share of $0.13 and $0.35 respectively, for the three and nine months ended September 30, 2009. Operating income per diluted share is considered a “non-GAAP” financial measure. More information regarding this measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

  Net interest margin, on a tax equivalent basis, was 4.68% and 4.67% for the three and nine months ended September 30, 2010, compared to 4.72% and 4.60% for the same periods a year ago.

  Total deposits were $1.6 billion at September 30, 2010, an increase of $764.6 million, or 90.3%, as compared to December 31, 2009. The second quarter acquisition of City Bank and the third quarter acquisition of North County Bank accounted for $741.1 million of the increase in total deposits for the period.

  At September 30, 2010, total assets were $1.8 billion, compared to $1.0 billion at December 31, 2009, an increase of $784.3 million, or 75.0%. The increase in total assets was primarily attributable to the purchase of certain assets in the FDIC-assisted acquisitions of City Bank and North County Bank.

  Total risk-based capital decreased to 18.88% at September 30, 2010, compared to 22.15% at December 31, 2009, related to the growth in total assets primarily due to the FDIC-assisted purchase and assumption of certain assets and liabilities of City Bank and North County Bank in the second and third quarters of 2010, respectively.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes. Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, as filed on Form 10-K. Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

Allowance for Loan Losses: There have been no material changes in the accounting policy relating to allowance for loan losses as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, as filed on Form 10-K.

Acquired Loans: In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into a ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption as documented by the valuation specialist is initially applied. Changes in the accretable yield will be disclosed quarterly.

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

FDIC Indemnification Asset: The Company has elected to account for amounts receivable under the loss share agreement as an indemnification asset in accordance with FASB ASC 805, Business Combinations. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income over the life of the loss share agreements.

Stock-based Compensation: There have been no material changes in the accounting policy relating to stock-based compensation as compared to that contained in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2009, as filed on Form 10-K.

Results of Operations Overview

For the three months ended September 30, 2010, net income available to common shareholders increased to $13.3 million, or $0.86 per diluted common share, as compared to net income available to common shareholders of $1.3 million, or $0.13 per diluted common share, for the same period a year ago. The increase in net income available to common shareholders was principally attributable to increased noninterest income and increased net interest income, partially offset by increased noninterest expense. Noninterest income for the three months ended September 30, 2010, includes a bargain purchase gain on acquisition of $17.5 million relating to the acquisition of North County Bank and change in FDIC indemnification asset of $812 thousand relating to the acquisition of City Bank. The Bank assumed certain assets and liabilities of City Bank and North County Bank on April 16, 2010 and September 24, 2010 and the results of the acquired operations are included in the Bank’s financial results starting on April 17, 2010 and September 25, 2010, respectively.

For the nine months ended September 30, 2010, net income available to common shareholders was $19.0 million, or $1.23 per diluted common share, as compared to net income available to common shareholders of $3.3 million, or $0.35 per diluted common share for the nine months ended September 30, 2009. The increase in net income available to common shareholders was principally attributable to the City Bank and North County Bank acquisitions that occurred during the second and third quarters of 2010, respectively.

In addition to results presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), this filing presents certain non-GAAP financial measures. Management believes that certain non-GAAP financial measures provide investors with information useful in understanding the Company's financial performance; however, readers of this report are urged to review these non-GAAP measures in conjunction with the GAAP results, as reported.

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

Operating earnings should not be considered in isolation or as a substitute for net income, cash flows from operating activities or other income or cash flow statement data calculated in accordance with GAAP. Moreover, the manner in which the Company calculates operating earnings may differ from that of other companies reporting measures with similar names.

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
GAAP earnings available to common shareholders	$13,285	$1,259	$19,017	$3,292
Provision for income taxes	7,085	740	9,937	1,965
	20,370	1,999	28,954	5,257
Adjustments to GAAP earnings available to common shareholders:
Gain on Acquisitions	(17,511)	-	(19,268)	-
Merger related expenses	978	-	1,654	-
Operating earnings before taxes	3,837	1,999	11,340	5,257
Provision for income taxes	(1,343)	(740)	(3,969)	(1,965)
Net operating earnings	$2,494	$1,259	$7,371	$3,292

Diluted GAAP earnings per common share	$0.86	$0.13	$1.23	$0.35
Diluted operating earnings per common share	$0.16	$0.13	$0.48	$0.35

Tangible common equity, tangible assets and tangible book value per common share are not measures that are calculated in accordance with GAAP. However, management uses these non-GAAP measures in their analysis of the Company's performance. Management believes that these non-GAAP measures are an important indication of the Company's ability to grow both organically and through business combinations, and with respect to tangible common equity, the Company's ability to pay dividends and to engage in various capital management strategies.

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

Tangible Common Equity and Tangible Assets

(dollars in thousands)	September 30, 2010	December 31, 2009
Total shareholders' equity	$179,742	$159,521
Adjustments to shareholders' equity
Preferred stock	(25,249)	(24,995)
Other intangible assets, net	(2,919)	-
Tangible common equity	$151,574	$134,526

Total assets	$1,830,184	$1,045,871
Adjustments to total assets
Other intangible assets, net	(2,919)	-
Tangible assets	$1,827,265	$1,045,871

Common shares outstanding at end of period	15,310,893	15,297,801

Tangible common equity	8.30%	12.86%
Tangible book value per common share	$9.90	$8.79

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
  Market interest rate fluctuations; and
  Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended			Three Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Non-covered loans (1)(2)	$842,709	$13,679	6.44%	$821,375	$13,646	6.59%
Covered loans	287,169	5,479	7.57%	-	-	-
Federal funds sold	5,742	2	0.11%	28,407	18	0.25%
Interest-bearing deposits	129,606	98	0.30%	285	-	0.02%
Investments
Taxable	102,115	699	2.72%	24,467	191	3.10%
Non-taxable (2)	71,487	279	1.55%	17,572	194	4.38%
Interest-earning assets	1,438,828	20,236	5.58%	892,106	14,049	6.25%
Noninterest-earning assets	174,084			54,617
Total assets	$1,612,912			$946,723

Liabilities and shareholders' equity
Deposits:
NOW accounts and money market	$459,313	$676	0.58%	$283,805	$604	0.84%
Savings	82,937	52	0.25%	45,901	29	0.25%
Time deposits	674,765	2,347	1.38%	364,421	2,568	2.79%
Total interest-bearing deposits	1,217,015	3,075	1.00%	694,127	3,201	1.83%
Federal funds purchased	-	-	0.00%	10	-	0.00%
Junior subordinated debentures	25,774	135	2.09%	25,774	139	2.14%
Other interest-bearing liabilities	6,196	59	3.78%	10,000	94	3.72%
Total interest-bearing liabilities	1,248,985	3,269	1.04%	729,911	3,434	1.87%

Noninterest-bearing deposits	176,314			105,052
Other liabilities	20,400			2,901
Total liabilities	1,445,699			837,864
Total shareholders' equity	167,213			108,859
Total liabilities and shareholders' equity	$1,612,912			$946,723

Net interest income/spread		$16,967	4.54%		$10,615	4.38%
Credit for interest-bearing funds			0.14%			0.34%
Net interest margin (2)			4.68%			4.72%

(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $236 and $172 for the three months ended September 30, 2010 and 2009, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $17.0 million for the third quarter of 2010, compared to $10.6 million for the third quarter of 2009. Changes in net interest income during the third quarter of 2010 reflect a $5.5 million increase in income on covered loans resulting from the FDIC-assisted acquisitions of City Bank and North County Bank, an increase in investment income of $593 thousand and a decrease in interest expense of $166 thousand.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.68% for the third quarter of 2010, compared to 4.72% for the same period a year ago. The decline in net interest margin for the period resulted primarily from a $106.7 million increase in average low yielding interest bearing cash and federal funds sold and a $131.6 million increase in average low yielding investment securities. The increase in low yielding interest earning assets were partially offset by $287.2 million in average covered loans and a decrease in interest expense resulting from the lower cost of interest-bearing deposits.

(dollars in thousands)	Nine Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2009
	Average	Interest	Average	Average	Interest	Average
	balance	earned/paid	yield	balance	earned/paid	yield
Assets
Non-covered loans (1)(2)	$830,919	$40,367	6.50%	$825,871	$40,105	6.49%
Covered loans	182,895	10,406	8	-	-	-
Federal funds sold	6,679	5	0.10%	16,135	28	0.23%
Interest-bearing deposits	114,724	226	0.26%	290	-	0.00%
Investments
Taxable	77,380	1,620	2.80%	18,423	468	3.40%
Non-taxable (2)	57,859	777	1.80%	12,099	434	4.80%
Interest-earning assets	1,270,456	53,401	5.62%	872,818	41,035	6.29%
Noninterest-earning assets	124,219			53,929
Total assets	$1,394,675			$926,747

Liabilities and shareholders' equity
Deposits:
NOW accounts and money market	$403,878	1,879	0.62%	$270,359	1,738	0.86%
Savings	69,805	132	0.25%	44,048	83	0.25%
Time deposits	562,496	6,372	1.51%	360,357	8,285	3.07%
Total interest-bearing deposits	1,036,179	8,383	1.08%	674,764	10,106	2.00%
Federal funds purchased	372	-	0.02%	691	4	0.82%
Junior subordinated debentures	25,774	374	1.94%	25,774	543	2.82%
Other interest-bearing liabilities	8,718	243	3.73%	16,960	337	2.66%
Total interest-bearing liabilities	1,071,043	9,000	1.12%	718,189	10,990	2.05%

Noninterest-bearing deposits	148,880			99,754
Other liabilities	11,271			2,415
Total liabilities	1,231,194			820,358
Total shareholders' equity	163,481			106,389
Total liabilities and shareholders' equity	$1,394,675			$926,747

Net interest income/spread		$44,401	4.50%		$30,045	4.24%
Credit for interest-bearing funds			0.17%			0.36%
Net interest margin (2)			4.67%			4.60%

(1) Average balance includes nonaccrual loans.

(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments were $668 and $465 for the nine months ended September 30, 2010 and 2009, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Net interest margin on a taxable-equivalent basis was 4.67% for the first nine months of 2010, compared to 4.60% for the same period in 2009. The change in net interest margin in the first nine months of 2010 resulted primarily from a $105.0 million increase in average low yielding interest-bearing cash and federal funds sold and $104.7 million in average low yielding investment securities. The increase in low yielding interest-earning assets was partially offset by $182.9 million in average covered loans and a decrease in interest expense resulting from the lower cost of interest-bearing deposits.

The following table sets forth the changes in yields or rates and average balances that affected net interest income:

(dollars in thousands)	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010 versus 2009			2010 versus 2009
	Increase (decrease) due to (2):			Increase (decrease) due to (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$284	$(251)	$33	$246	$16	$262
Covered loans	5,479	-	5,479	10,406	-	10,406
Federal funds sold	(9)	(7)	(16)	(12)	(11)	(23)
Interest-bearing deposits	98	-	98	213	13	226
Investments (1)
Taxable	528	(20)	508	1,190	(38)	1,152
Non-taxable	108	(23)	85	401	(58)	343
Interest-earning assets	$6,488	$(301)	$6,187	$12,444	$(78)	$12,366

Liabilities
Deposits:
NOW accounts and money market	$143	$(71)	$72	$321	$(180)	$141
Savings	23	-	23	49	-	49
Time deposits	(543)	322	(221)	(19,993)	18,080	(1,913)
Total interest-bearing deposits	(377)	251	(126)	(19,623)	17,900	(1,723)
Federal funds purchased	-	-	-	(1)	(3)	(4)
Junior subordinated debentures	-	(4)	(4)	-	(169)	(169)
Other interest-bearing liabilities	(36)	1	(35)	(560)	466	(94)
Total interest-bearing liabilities	$(413)	$248	$(165)	$(20,184)	$18,194	$(1,990)

(1) Interest on loans and investments is presented on a fully tax-equivalent basis.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan losses and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 2-

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the three months ended September 30, 2010, the Company recorded a $4.0 million provision for loan losses, compared to $2.5 million for the same period a year ago. Net charge-offs of non-covered loans for third quarter of 2010 were $3.0 million, a $1.6 million increase over the third quarter of 2009. The increase in net charge-offs of non-covered loans for the period were due to an increase in real estate loan charge-offs. At September 30, 2010 and 2009, the allowance for loan losses, as a percent of total non-covered loans, was 2.14% and 1.99%, respectively.

For the nine months ended September 30, 2010, the Company recorded an $8.7 million provision for loan losses compared to $8.0 million for the same period of 2009. Changes in the provision for loan losses were primarily due to the $2.6 million increase in net charge-offs of non-covered loans for the period.

Noninterest Income: For the three months ended September 30, 2010, noninterest income totaled $20.8 million, compared to $1.8 million for the same period a year ago, an increase of $19.0 million. For the nine months ended September 30, 2010, noninterest income totaled $27.7 million, an increase of $21.7 million from the same period a year ago. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2010 and 2009

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2010	2009	2010	2009	Change	Change
Service charges and fees	$907	$909	$2,498	$2,620	$(2)	$(122)
Electronic banking income	511	376	1,325	1,034	135	291
Investment products	120	38	348	368	82	(20)
Bank owned life insurance income	61	106	241	312	(45)	(71)
Income from the sale of mortgage loans	352	138	697	708	214	(11)
SBA premium income	126	49	378	83	77	295
Bargain purchase gain on acquisition	17,511	-	19,268	-	17,511	19,268
Change in FDIC indemnification asset	812	-	1,596	-	812	1,596
Other	448	232	1,310	800	216	510
Total noninterest income	$20,848	$1,848	$27,661	$5,925	$19,000	$21,736

The bargain purchase gain on acquisition for the three and nine months ended September 30, 2010, represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed for the City Bank ($1.8 million) and North County Bank ($17.5 million) acquisitions.

Change in FDIC indemnification asset for the three and nine months ended September 30, 2010, represents the accretion of the FDIC indemnification related to the acquisition of City Bank in the second quarter of 2010.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2010	2009	2010	2009	Change	Change
Salaries and benefits	$6,615	$3,638	$17,471	$10,499	$2,977	$6,972
Occupancy and equipment	1,677	1,099	4,042	3,203	578	839
Office supplies and printing	299	198	820	577	101	243
Data processing	403	141	1,011	418	262	593
Consulting and professional fees	92	184	490	564	(92)	(74)
Intangible amortization	234	-	425	-	234	425
Merger related expenses	978	-	1,654	-	978	1,654
FDIC premiums	562	283	1,068	1,106	279	(38)
OREO and repossession expenses	(23)	389	641	982	(412)	(341)
Other	2,007	1,446	4,924	3,763	561	1,161
Total noninterest expense	$12,844	$7,378	$32,546	$21,112	$5,466	$11,434

The increase in salaries and benefits for the three and nine months ended September 30, 2010, compared to the same periods a year ago, is primarily attributable to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank. Total full-time equivalents were 424 and 279 at September 30, 2010 and 2009, respectively.

The increase in occupancy expense for the three and nine months ended September 30, 2010, compared to the same periods in 2009, was due primarily to the additional cost of operating the eight new branches acquired in the City Bank acquisition. The Bank did not immediately acquire the real estate, banking facilities, furniture or equipment of the four North County branches. The Bank has 90 days from the date of acquisition to purchase or lease the real estate and furniture and equipment from the FDIC.

Data processing expense increased during the three and nine months ended September 30, 2010, compared to the same periods in 2009, due to additional expenses related to the Company moving its core processing to an outsourced environment. The Company outsourced its processing during the fourth quarter of 2009. Additionally, the Company has incurred additional data processing expenses related to the City Bank and North County Bank acquisitions. The consolidation of City Bank’s data system was completed at the end of the third quarter 2010. Management anticipates the consolidation of North County Bank’s data systems during the first half of 2011.

Intangible amortization for the three and nine months ended September 30, 2010, represents amortization related to the core deposit intangible recorded as part of the fair valuation of the City Bank acquisition.

Merger related expenses for the three and nine months ended September 30, 2010, relate to one-time expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services.

The increase in FDIC premiums for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, was a result of the increase in deposits primarily attributable to the City Bank acquisition in the second quarter of 2010. The slight decrease in FDIC premiums for the nine months ended September 30, 2010, compared to the same period a year ago, primarily resulted from an industry wide increase in the assessment rate and deposit growth, partially offset by the FDIC’s levy of a special one-time assessment totaling $400,000 in the first half of 2009.

OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or gains and losses on the sale of OREO properties. The credit for OREO expense in the third quarter 2010 relates to an adjustment to the prior quarter’s OREO expenses recoverable from the FDIC.

Income Taxes: The Company’s consolidated effective tax rates for the third quarter of 2010 and 2009 were 34.1% and 30.7%, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 32.9% and 30.5%, respectively. The quarterly and year-to-date effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s year-to-date and quarterly 2010 tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at September 30, 2010, were $1.8 billion, compared to $1.0 billion at December 31, 2009, an increase of $784.3 million, or 75.0%. The increase in total assets was primarily due to the acquisitions of City Bank and North County in the second and third quarters of 2010, respectively. The City Bank and North County Bank acquisitions added an additional $715.1 million and $279.2 million in assets, respectively, to the Company’s balance sheet at the time of each closing. Excluding the acquisitions, non-covered loans, net of allowance for loan losses, increased to $819.1 million, compared to $797.6 million at December 31, 2009, an increase of $21.4 million, or 2.7%. Deposits, excluding the City Bank and North County Bank acquisitions, increased to $870.2 million at September 30, 2010, compared to $846.7 million at December 31, 2009, an increase of $23.5 million, or 2.8%.

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

Total investment securities increased $119.6 million to $200.4 million at September 30 2010, compared to $80.8 million December 31, 2009. The increase was a result of the Company actively adding investment securities to the portfolio due to decreased loan demand and additional cash proceeds from the City Bank and North County Bank acquisitions. As part of the City Bank and North County Bank acquisitions, the Company acquired $9.1 million and $21.2 million in investments, respectively, at the time of each closing.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	September 30, 2010	December 31, 2009
U. S. government agencies	$106,429	$37,193
U.S. Treasuries	54,951	23,983
Pass-through securities	1,396	666
Taxable state and political subdivisions	5,712	1,491
Tax exempt state and political subdivision	23,893	16,463
Corporate obligations	4,018	1,037
Investments in mutual funds and other equity securities	4,049	-
Total investment securities available for sale	$200,448	$80,833

Non-Covered Loans: Total non-covered loans, net of allowance for loans losses, totaled $819.1 million at September 30, 2010, compared to $797.6 million at December 31, 2009, an increase of $21.4 million, or 2.7%. Loan portfolio growth during 2010 was primarily in commercial loans, which were offset by decreases in real estate mortgage, construction loans and consumer loans. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	% of total	Balance	% of total	Change
Commercial	$146,997	17.61%	$93,295	11.50%	$53,702
Real estate mortgages:
One-to-four family residential	47,723	5.72%	53,313	6.57%	(5,590)
Multi-family residential and commercial	351,560	42.11%	360,745	44.46%	(9,185)
Total real estate mortgages	399,283	47.83%	414,058	51.03%	(14,775)

Real estate construction:
One-to-four family residential	69,341	8.31%	76,046	9.37%	(6,705)
Multi-family and commercial	38,943	4.67%	34,231	4.22%	4,712
Total real estate construction	108,284	12.98%	110,277	13.59%	(1,993)

Consumer:
Indirect	93,356	11.18%	100,697	12.41%	(7,341)
Direct	86,844	10.40%	93,051	11.47%	(6,207)
Total consumer	180,200	21.58%	193,748	23.88%	(13,548)
Subtotal	834,764	100.00%	811,378	100.00%	23,386
Deferred loan costs, net	2,253		2,474		(221)
Allowance for loan losses	(17,936)		(16,212)		(1,724)
Total non-covered loans	$819,081		$797,640		$21,441

Covered Loans: At September 30, 2010, covered loans totaled $393.3 million, resulting from the second quarter acquisition of City Bank and the third quarter acquisition of North County Bank.

The following table further details the major components of the covered loan portfolio:

(dollars in thousands)	September 30, 2010
Commercial	$37,250
Real estate mortgages:
One-to-four family residential	19,217
Multi-family residential and commercial	309,346
Total real estate mortgages	328,563

Real estate construction:
One-to-four family residential	78,411
Multi-family and commercial	92,906
Total real estate construction	171,317

Consumer - direct	23,159
Subtotal	560,289
Fair value discount	(166,942)
Total covered loans	$393,347

The covered loans are subject to loss sharing agreements with the FDIC. The covered loans acquired are, and will continue to be, subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in noninterest income.

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30,	December 31,
	2010	2009
Non-covered nonaccrual loans	$16,420	$3,395
Non-covered restructured loans	5,098	-
Total non-covered nonperforming loans	21,518	3,395
Non-covered other real estate owned	4,095	4,549
Total non-covered nonperforming assets	$25,613	$7,944

Total non-covered impaired loans	$21,518	$3,395
Non-covered accruing loans past due 90
days or more	-	-
Non-covered potential problem loans (1)	12,497	4,586
Allowance for loan losses	17,936	16,212

Non-covered nonperforming loans to total
non-covered loans	2.57%	0.42%
Allowance for loan losses to total non-covered loans	2.14%	1.99%
Allowance for loan losses to non-covered
nonperfoming loans	83.35%	477.53%
Non-covered nonperforming assets to total assets	1.40%	0.76%

(1) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

At September 30, 2010 and December 31, 2009, non-covered impaired loans totaling $12.1 million and $3.4 million had related specific reserves in the allowance for loan losses of $2.1 million and $1.2 million, respectively. Non-covered impaired loans without related specific reserves in the allowance for loan losses at September 30, 2010, totaled $9.4 million. At December 31, 2009, all non-covered impaired loans had related specific reserves in the allowance for loan losses. The average recorded investment in non-covered impaired loans was approximately $6.9 million during the nine months ended September 30, 2010, and $5.7 million for the year ended December 31, 2009.

At September 30, 2010, non-covered impaired loans of $5.1 million were classified as nonaccruing restructured loans. There were no restructured loans at December 31, 2009. The restructurings were granted in response to borrower financial difficulty, and generally provide for a temporary modification of loan repayment terms. The Company has no obligations to lend additional funds on the non-covered restructured loans at September 30, 2010.

Non-covered impaired loans totaled $21.5 million at September 30, 2010, compared to $3.4 million at December 31, 2009.  The increase in total non-covered impaired loans for the period was attributable to the continued deterioration in the Company's loan portfolio resulting from the low-level of regional economic activity.  Non-covered impaired loans are primarily concentrated in construction and development within Skagit County.

The following table summarizes the Company’s non-covered, nonperforming loans, by location, at September 30, 2010:

(dollars in thousands)
							Percent of
							total NPL
	Island	King	Skagit	Whatcom			by loan
NPL by location	County	County	County	County	Other	Total	type
Commercial loans	$369	$-	$2,201	$-	$102	$2,672	12.42%
Real estate mortgages	1,090	2,109	1,363	884	-	5,446	25.31%
Real estate construction loans	5,483	-	6,944	825	-	13,252	61.59%
Consumer loans	148	-	-	-	-	148	0.68%
Total	$7,090	$2,109	$10,508	$1,709	$102	$21,518	100.00%

Percent of total NPL by location	32.95%	9.80%	48.83%	7.94%	0.48%	100.00%

Covered Nonperforming Assets

The following table summarizes the Company’s covered, nonperforming assets at September 30, 2010:

(dollars in thousands)	September 30, 2010
Covered nonaccrual loans	$102,917
Covered restructured loans	14,762
Total covered nonperforming loans	117,679
Covered other real estate owned	27,250
Total covered nonperforming assets	$144,929

Total covered impaired loans	$117,679
Covered accruing loans past due 90
days or more	-

Covered nonperforming loans to total covered loans	29.92%
Covered nonperforming assets to total assets	7.92%

There were no specific reserves in the allowance for loan losses related to covered impaired loans at September 30, 2010.

Allowance for Loan Losses: The allowance for loan losses is maintained at a level considered adequate by management to provide for potential loan losses inherent in the portfolio. The Company assesses the allowance for loan losses on a quarterly basis. The Company's methodology for making such assessments and determining the adequacy of the allowance includes the following key elements:

  Specific Allowances: A specific allowance is established when management has identified unique or particular risks that are related to a specific loan that demonstrate risk characteristics consistent with impairment. Specific allowances may also be established to address the unique risks associated with a group of loans or particular type of credit exposure.

Formula Allowance: The calculations of expected loss rates are determined utilizing a two factor approach; loss default (“LGD”) and probability of default (“PD”). Taken together, these two factors produce the expected rate.
>	LGD is defined as the rate of loss as determined by dividing the expected net charge-off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus non-accrual and gross loans charged off. LGD rates utilized reflect industry experience as determined by state and loan type, and are based upon banks with total assets below one billion dollars. Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaningful. LGD rates will be based upon industry experience starting in 1992 and applied at a two standard deviation level. Bank specific LGD rates will be utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.
>	PD is defined as the actual payment default rate (defined as the number of times a loan has been delinquent 30 or more days divided by the number of months the loan has been outstanding from the origination date to the valuation date), or for loans which have not generated an actual payment default rate, the rate applied is based upon industry experience for such loans as applied by loan type and state in which the loan applies to (in the case of real estate loans, the state determination is based upon were the collateral resides), where the expected payment default rate is defined as the sum loans where payment delinquencies are 30 or more days delinquent, plus non-accrual and gross loans charged off divided by total loans for each group. Expected payment default rates are then scaled against the bank’s loan risk grades with the bank’s lowest pass/non-watch grade set to equal the industry PD and then scaled lower or higher against the bank’s remaining loan grades.

The Company refined its formula component of the allowance for loan losses model at March 31, 2010. Previous to March 31, 2010, the Company used a less robust model. The Company back-tested the revised model as of December 31, 2009 and ran both models as of March 31, 2010 to ensure consistency and reasonableness of results. At March 31, 2010, the Company chose to move to the revised model as we believe it is more robust, consistent with GAAP and provides additional granularity to the analysis.

Given the fact that the Company ran both models for two periods and both models produced materially similar results, it was determined there was no impact to the allowance or provision for loan losses, nor any significant changes to internal controls, as a result of the change.

The similarities of the models include:

  Consideration of loan grade classification
  Consideration of loan type
  Consideration of historical loss rates
  Consideration of the underlying business and economic and business conditions

The improvements included in the new model include:

  Consideration of PD and LGD rates based on geographic/size peer data
  Additional weight given to recent periods when calculating PD and LGD
  PD and LGD based on loan type
  Loan level consideration given to Past Due history
  Additional detail/input for economic conditions/trends available

The following table summarizes the Company’s allocation of allowance for loan losses:

(dollars in thousands)	September 30, 2010			December 31, 2009
		% of	% of		% of	% of
	Amount	Allowance	Loans	Amount	Allowance	Loans
Commercial	$4,227	23.57%	17.61%	$1,515	9.34%	11.50%
Real estate mortgage	6,040	33.68%	47.83%	8,060	49.72%	51.03%
Real estate construction	4,596	25.62%	12.97%	2,330	14.37%	13.59%
Consumer	3,073	17.13%	21.59%	4,307	26.57%	23.88%
Total	$17,936	100.00%	100.00%	$16,212	100.00%	100.00%

The increase in the allocation of the allowance for loan losses for commercial loans was primarily attributable to the growth in the commercial loan portfolio. At September 30, 2010, commercial loans totaled $147.0 million, compared to $93.3 million at December 31, 2009, an increase of $53.7 million, or 57.6%. The increase in the allocation of the allowance for loan losses related to real estate construction loans was primarily attributable to the continued stress on the portfolio.

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

Asset Quality: The following table sets forth historical information regarding the Company's allowance for loan losses and net charge-offs:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$16,975	$14,770	$16,212	$12,250
Provision for loan losses	3,950	2,500	8,650	7,950
Charge-offs:
Commercial	(763)	(63)	(1,887)	(620)
Real estate mortgage	(791)	(829)	(1,478)	(1,113)
Real estate construction	(1,175)	(431)	(2,872)	(1,878)
Consumer
Direct	(134)	(218)	(467)	(570)
Indirect	(352)	(650)	(1,149)	(1,781)
Total charge-offs	(3,215)	(2,191)	(7,853)	(5,962)

Recoveries:
Commercial	16	208	159	474
Real estate mortgage	20	326	25	357
Real estate construction	1	36	108	49
Consumer
Direct	21	31	82	104
Indirect	168	202	553	660
Total recoveries	226	803	927	1,644
Net charge-offs	(2,989)	(1,388)	(6,926)	(4,318)
Balance at end of period	$17,936	$15,882	$17,936	$15,882

Other Intangible Assets: At September 30, 2010, the Company had other intangible assets totaling $2.9 million. As part of the FDIC-assisted acquisitions of City Bank and North County Bank, $3.3 million and $50 thousand, respectively, of the purchase price was allocated to the value of other intangible assets such as the core deposits, which includes all deposits except certificates of deposit. The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources. Intangible assets with definite useful lives are amortized to their estimated residual values over their estimated useful life, and are also reviewed for impairment. The Company amortizes other intangible assets on an accelerated or straight-line basis over an estimated nine year life for City Bank and an estimated eight year life for North County Bank. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

Deposits: Deposits totaled $1.6 billion at September 30, 2010, compared to $846.7 million at December 31, 2009, an increase of $764.6 million, or 90.3%. Excluding the deposits acquired through the FDIC-assisted acquisitions of City Bank and North County Bank, organic deposit growth for the nine months ended September 30, 2010 totaled $23.5 million. At December 31, 2009, the Company had $7.5 million in brokered time deposits, which subsequently paid in the first quarter of 2010. Additionally, of the $43.6 million of brokered money market deposits at December 31, 2009, $17.6 million paid also paid in the first quarter of 2010.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$187,009	11.6%	$104,070	12.3%	$82,939
NOW accounts	194,370	12.1%	141,121	16.7%	53,249
Money market	336,329	20.9%	202,144	23.9%	134,185
Savings	88,085	5.4%	49,003	5.7%	39,082
Time deposits	805,471	50.0%	350,333	41.4%	455,138
Total deposits	$1,611,264	100.0%	$846,671	100.0%	$764,593

The following table details the major components of the Company’s deposit portfolio, the City Bank and North County Bank acquisitions deposit portfolios and an “organic” column for comparison purposes:

(dollars in thousands)	September 30, 2010				December 31, 2009
	Consolidated		North		Consolidated
	Balance	City Bank	County Bank	Organic	Balance	Change
Noninterest-bearing demand	$187,009	$43,234	$13,927	$129,848	$104,070	$82,939
NOW accounts	194,370	25,708	18,116	150,546	141,121	53,249
Money market	336,329	62,391	30,282	243,656	202,144	134,185
Savings	88,085	26,856	4,244	56,985	49,003	39,082
Time deposits	805,471	337,571	178,764	289,136	350,333	455,138
Total deposits	$1,611,264	$495,760	$245,333	$870,171	$846,671	$764,593

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	September 30, 2010		December 31, 2009
	Balance	% of total	Balance	% of total
Brokered time deposits	$-	0.0%	$7,500	10.4%
Mutual fund money market deposits	26,204	60.2%	43,579	60.1%
Certificate Deposits Account Registry System deposits	17,343	39.8%	21,416	29.5%
Total wholesale deposits	$43,547	100.0%	$72,495	100.0%

Wholesale deposits to total deposits	2.7%		8.6%

Brokered time deposits are obtained through intermediary brokers that sell the certificates on the open market. All $7.5 million of the brokered time deposits at December 31, 2009 matured in January 2010.

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

Borrowings: At September 30, 2010, borrowings totaled $25.8 million, compared to $35.8 million at December 31, 2009. During the third quarter 2010, $10.0 million of other borrowed funds matured. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

  FHLB Overnight Borrowings and Other Borrowed Funds: The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At September 30, 2010, the Company had no outstanding overnight borrowings or other borrowed funds.

  The Company had a remaining unused line of credit of $188.5 million, subject to certain collateral and stock requirements at September 30, 2010.

  Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at September 30, 2010. Available borrowings under these lines of credit totaled $60.0 million at September 30, 2010.

  Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. The Company had a remaining unused line of credit of $72.8 million, subject to certain collateral and stock requirements.

  Junior Subordinated Debentures: A wholly-owned subsidiary of the Company issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $20.2 million to $179.7 million at September 30, 2010, from $159.5 million at December 31, 2009. The increase in shareholders’ equity was due principally to $20.3 million in net income and $1.9 million in unrealized gains on investment securities available for sale. This increase was partially offset by the payment of preferred stock dividends of $990 thousand and common stock dividends of $1.3 million.

On October 28, 2010, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 8, 2010, payable on November 24, 2010.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates. As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2010 and December 31, 2009:

	Regulatory Requirements		Actual Ratios
	Adequately-	Well-	September 30,	December 31,
	capitalized	capitalized	2010	2009
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	18.88%	22.15%
Whidbey Island Bank	8.00%	10.00%	18.61%	21.55%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	17.63%	20.89%
Whidbey Island Bank	4.00%	6.00%	17.35%	20.29%

Leverage ratio
Company (consolidated)	4.00%	N/A	12.40%	18.73%
Whidbey Island Bank	4.00%	5.00%	12.20%	18.17%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash used in operating activities was $1.9 million for the nine months ended September 30, 2010. Included in net income of $20.3 million were bargain purchase gains of $19.3 million related to the acquisitions of City Bank and North County Bank and the change in the FDIC indemnification asset of $1.6 million. Net cash provided by investing activities was $277.0 million for the period. The Company acquired $351.3 million in cash from the City Bank and North County Bank acquisition, which was partially offset by $127.5 million in investment security purchases. Net cash used in financing activities was $205.8 million for the nine months ended September 30, 2010. Deposits decreased $143.4 million during the period, primarily related to the repricing of the City Bank deposit portfolio. The Company also paid off $50.2 million in FHLB advances acquired from City Bank and $10.0 million of other borrowed funds matured.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk. Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet. Certain commitments are collateralized. At September 30, 2010 and December 31, 2009, the Company’s commitments under letters of credit and financial guarantees amounted to $2.7 million and $2.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2010, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2009. Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position. For additional information, refer to the Company's Form 10-K for year ended December 31, 2009 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In addition, the following risk factors supplement the risk factors in our 2009 Form 10-K.

A part of the Company’s strategic plan is to bid on suitable FDIC-assisted acquisition opportunities, but these opportunities may not become available or may be available on less desirable terms due to increased competition.

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

The Company recently purchased assets and assumed liabilities of City Bank and North County Bank in FDIC-assisted transactions. The City Bank and North County Bank acquisitions, and future acquisitions, may not result in anticipated positive results due to a variety of factors including: the ability to retain key customers and employees of acquired banks after making changes to the operations of the acquired entity; whether or not the quality of the assets acquired were accurately assessed; the ability to profitably deploy acquired funds; the diversion of management's attention from its business to the integration process; and unanticipated costs of and delays in completing the integration process. There could also be difficulties in complying with the technical requirements of the loss sharing agreement with the FDIC, which could result in acquired assets losing their coverage.

Compliance with the recently enacted financial reform legislation may require us to change business practices, increase our costs of operations or adversely impact our earnings.

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) into law. The Dodd-Frank Reform Act will change the current bank and bank holding company regulatory structure and affect the lending, deposit, investment, trading and operating activities of financial institutions and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years. Significant changes will include:

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

  Federal Reserve determination of reasonable debit card fees.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

(a)	Not applicable
(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board.

Item 6. Exhibits

Exhibits

2.1	Purchase and Assumption Agreement with FDIC dated September 24, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2010)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10- K filed March 12, 2010)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.2	Form of Stock Certificate for Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed January 20, 2009)
4.3	Warrant to purchase shares of common stock, issued January 16, 2009 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed January 20, 2009)
4.4	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request.
10.1	*Executive Change of Control Agreement dated August 15, 2008 with Bryan McDonald.
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) and Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes Oxley Act of 2002, 18 U.S.C. Section 1350
*Management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: November 9, 2010	By /s/ John L. Wagner John L. Wagner President and Chief Executive Officer

Date: November 9, 2010	By /s/ Richard A. Shields Richard A. Shields Executive Vice President and Chief Financial Officer