Form 10-K
period 2010-12-31
WASHINGTON BANKING CO
filed 2011-03-16
CIK 1058690

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

☐  Yes    ☒   No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.    ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate, market value of Common Stock held by non-affiliates of registrant at June 30, 2010 was approximately $190,904,589 based upon the closing price of the registrant’s common stock as quoted on the Nasdaq National Market on June 30, 2010 of $12.79.

The number of shares of registrant’s Common Stock outstanding at March 4, 2011 was 15,332,823.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders to be filed within 120 days of our 2010 fiscal year end	Part III, except the reports of the audit and compensation committees are “furnished” not filed and deemed to be incorporated by reference

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. These forward-looking statements describe management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and loan losses, adequacy of the allowance for loan losses and continued success of the Company’s business plan. Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially. In addition to risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission including Item 1a of this Annual Report, the following factors that may cause actual results to differ materially from those contemplated in these forward-looking statements: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure and (6) the integration of acquisitions. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made. Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.

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

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company. Those debentures are the sole assets of the Master Trust and payments on the debentures are the sole revenues of the Master Trust. See Note (12) Trust Preferred Securities and Junior Subordinated Debentures to the consolidated financial statements for further details.

Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in federal tax credits related to the New Markets Tax Credit program.

At December 31, 2010, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and shareholders’ equity of $181.6 million. A more thorough discussion of the Company’s financial performance appears in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Growth Strategy

The Company’s strategy is one of value-added growth. Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders. Prior to 2010, the Company’s growth had been primarily achieved organically. The Company attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success. The Company’s primary objectives are to improve profitability and operating efficiencies, increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.

The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria. Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented. The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential. On April 16, 2010 and September 24, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank and North County Bank, respectively, from the Federal Deposit Insurance Corporation (“FDIC”) in FDIC-assisted transactions.

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

Market Areas

The Company’s primary market area currently consists of Island, King, San Juan, Skagit, Snohomish and Whatcom counties in northwest Washington State. Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.

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

King County is the most populous county in Washington and is the largest business center in both the state of Washington and Pacific Northwest. The county is home to some of the world’s most successful businesses including Amazon, Boeing, Costco and Starbucks. King County is a leading global center for several emerging industries, including aerospace, biotechnology, clean technology, information technology and international trade and logistics.

The economy of San Juan County is predominantly comprised of retail trade, tourism, finance and insurance and real estate services. The county is known for its beautiful locale, which attracts many visitors, and serves as a second home to an affluent sector of the population.

The economy of Skagit County is primarily comprised of agriculture, fishing, wood products, tourism, international trade and specialized manufacturing. With its accessible ports and refineries, Skagit County is the center of the state’s petroleum industry.

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

Some of the Bank’s competitors are not subject to the same regulations as the Bank and may have lower operating costs. Larger institutions have substantially higher lending limits, and may offer certain services that the Bank does not provide. Federal law allows mergers or other combinations, relocations of a bank’s main office and branching across state lines. Recent amendments to the federal banking laws to eliminate certain barriers between banking and commercial firms are expected to result in even greater competition in the future. Although the Company has been able to compete effectively in its market areas to date, there can be no assurance that the Company’s competitive efforts will continue to be successful.

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

Name	Age	Position	Has served as an executive officer of the Company or Bank since
John L. Wagner	67	President and Chief Executive Officer	2004

Joseph W. Niemer	59	Executive Vice President and Chief Credit Officer	2005

Richard A. Shields	51	Executive Vice President and Chief Financial Officer	2004

Bryan McDonald	39	Executive Vice President and Chief Operating Officer	2010

John L. Wagner.  Mr. Wagner, 67, is the President and Chief Executive Officer of the Bank. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. In 2007, Mr. Wagner was promoted to the Chief Executive Officer of the Bank. On October 1, 2008 Mr. Wagner was promoted to the position of Chief Executive Officer of the Company. Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Joseph W. Niemer.  Mr. Niemer, 59, is the Executive Vice President and Chief Credit Officer of the Bank. Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks. Most recently, he was the Senior Vice President and Chief Credit Officer for Washington Mutual Bank’s Commercial Group, where he oversaw commercial and commercial real estate credit decisions.

Richard A. Shields.  Mr. Shields, 51, is the Executive Vice President and Chief Financial Officer of the Company and the Bank. Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks. Most recently, he was the Vice President and Controller at Umpqua Bank which has grown substantially both organically and through multiple acquisitions.

Bryan McDonald.  Mr. McDonald, 39, is the Executive Vice President and Chief Operating Officer of the Bank. He joined the Bank in 2006 as Senior Vice President and Commercial Banking Region Manager of Snohomish and Whatcom Counties. Mr. McDonald has 15 years experience in commercial banking management positions with Pacific Northwest-based banks. Included in this experience, is 9 years with the former Washington Mutual Bank’s Commercial Group, where he oversaw 11 Commercial Banking Centers in Washington, Oregon and Colorado.

Employees

The Company had 448 full time equivalent employees at December 31, 2010. None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group. Management considers its relations with employees to be good.

The Company’s principal subsidiary, Whidbey Island Bank, provides services through 30 bank branches in 6 counties located in northwestern Washington. The Company’s executive officers are fully involved and responsible for managing the day-to-day business of the Bank.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Federal Reserve Board (“FRB”). The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions—Division of Banks (“Division”). The FDIC insures the Bank’s deposits and in that capacity also regulates the Bank.

The following discussion provides an overview of the extensive regulatory framework applicable to the Company and the Bank. Laws and regulations governing the Company and the Bank are primarily designed to protect depositors, consumers, the Deposit Insurance Fund and the banking system, rather than shareholders. To the extent that this section describes statutory and regulatory provisions, it is qualified by reference to those provisions.

The Company’s earnings and activities are affected by legislation, by actions of the FRB, the Division, the FDIC and other regulators, by local legislative and administrative bodies, and by decisions of federal and Washington State courts. These include limitations on the ability of the Bank to pay dividends to the Company, and numerous federal and state consumer protection laws imposing requirements on the making, enforcement, and collection of consumer loans, and restrictions by regulators on the sale of mutual funds and other uninsured investment products to customers. Additional legislation may be enacted or regulations imposed to further regulate banking and financial services or to limit finance charges or other fees or charges earned in such activities. We anticipate significant additional regulation and increased compliance costs in the current environment.

Bank Holding Company Regulation

As a bank holding company, the Company is subject to regulation, supervision and examination by the Federal Reserve. In general, the BHC Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.

Congress enacted major federal financial institution reform legislation in 1999, allowing bank holding companies to elect to become financial holding companies. In addition to activities previously permitted bank holding companies, financial holding companies may engage in nonbanking activities that are financial in nature, such as securities, insurance and merchant banking activities, subject to certain limitations.

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

The Gramm-Leach-Bliley Act (“GLB Act”) included the most extensive consumer privacy provisions ever enacted by Congress. These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties. Pursuant to these provisions, the federal banking regulators have adopted privacy regulations. In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation. The Company does not disclose any nonpublic personal information about its customers or former customers to anyone, except as permitted by law.

Transactions with Affiliates

There are various legal restrictions on transactions between the Company and any nonbank subsidiaries, and between the Company and the Bank. With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company. These regulations limit the Company’s ability to obtain funds from the Bank for its liquidity needs.

Tying Arrangements.  We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of the Bank.  Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. The Company is required to commit, as necessary, resources to support the operations of the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and other indebtedness of those subsidiary banks.

State Law Restrictions.  As a Washington corporation, the Company is subject to certain limitations and restrictions under Washington corporate law, including those related to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of corporate formalities.

Interstate Banking and Branching.  The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) permits nationwide interstate banking and branching under certain circumstances. Subject to certain limitations and restrictions, a bank holding company, with prior approval of the FRB, may acquire an out-of-state bank. Banks in states that do not prohibit out-of-state mergers may merge with the approval of the appropriate federal banking agency. The Dodd-Frank Act removed Interstate Act restrictions on de novo branching across state lines and banks can now open a new branch or purchase a branch in another state to the same extent that a bank chartered in such state may do.

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

Insider Credit Transactions.  Banks are subject to restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. “Insider” transactions must be made on substantially the same terms, including interest rates and collateral, and follow credit underwriting procedures that are at least as stringent as those prevailing at the time for comparable transactions with persons not covered above and who are not employees. In addition, such transactions must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

Management.  Federal law sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency and prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

Additional Safety and Soundness Standards.  Federal law imposes certain non-capital safety and soundness standards upon banks. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to its regulators, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions.

Federal Deposit Insurance.  Substantially all deposits with the Bank are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a bank’s capital level and supervisory ratings. The base assessment rates under the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”), enacted in February 2006, ranged from $0.02 to $0.40 per $100 of deposits annually. The FDIC could increase or decrease the assessment rate schedule five basis points (annualized) higher or lower than the base rates in order to manage the DIF to prescribed statutory target levels. For 2007, the effective assessment amounts were $0.03 above the base rate amounts. Assessment rates for well managed, well capitalized institutions ranged from $0.05 to $0.07 per $100 of deposits annually. The Bank’s assessment rate for 2008 fell within this range. In 2007, the FDIC issued one-time assessment credits that could be used to offset this expense. The Bank’s credit was fully utilized in 2007 and covered the majority of that year’s assessment. The Bank did not have any remaining credit to offset assessments in 2008.

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC adopted further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. Characteristics of larger risk institutions include a significant reliance on secured liabilities or brokered deposits, particularly when combined with rapid asset growth. The rule also provided incentives for institutions to hold long-term unsecured debt and, for smaller institutions, high levels of Tier 1 capital. The initial base assessment rates range from $0.12 to $0.45 per $100 of deposits annually. After potential adjustments related to unsecured debt, secured liabilities and brokered deposit balances, the final total assessment rates range from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually. The Bank’s assessment rate for 2010 fell within this range. Further increases in the assessment rate could have a material adverse effect on our earnings, depending upon the amount of the increase.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three-basis point increase in initial assessment rates schedules for January 1, 2011, and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. The FDIC has proposed additional rules to change the deposit insurance assessment system.

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF. On October 3, 2008, the EESA temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would return to $100,000 on January 1, 2014. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final ruling establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all non-interest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. The Bank elected to participate in the TAGP program through the extended period. In July, the Dodd-Frank Act, was enacted which provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

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

Capital Adequacy.  The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies. These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2010, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

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

The Company is limited in its ability to pay dividends to its shareholders. FRB policy states that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions also limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. Additionally, depending upon the circumstances, the FDIC or the Division could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

Federal Securities Laws; Sarbanes-Oxley Act of 2002.  The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as provisions of the Sarbanes-Oxley Act of 2002.

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

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new corporate governance standards for listed companies.

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

•

the Temporary Liquidity Guaranty Program authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in non-interest bearing transactional deposit accounts of those institutions who elect to participate; and

•

the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

Recent Legislation

Dodd-Frank Wall Street Reform and Consumer Protection Act.  As a result of the recent financial crises, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act is expected to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

Among other things, the Dodd-Frank Act:

•	centralizes responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•	applies the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•

excludes the proceeds of trust preferred securities from Tier 1 capital except for trust preferred securities issued before May 19, 2010 by bank holding companies, like the Company, with less than $15 billion in assets at December 31, 2009;

•	changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•

requires the SEC to complete studies and develop rules or approve stock exchange rules regarding various investor protection issues, including shareholder access to the proxy process, and various matters pertaining to executive compensation and compensation committee oversight;

•	makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012, for non-interest bearing transaction accounts;

•	removes prior restrictions on interstate de novo branching;

•	repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	gives the FDIC authority to unwind large failing financial firms;

•	extends the FDIC’s Transaction Account Guarantee (TAG) program to December 31, 2012;

•	authorizes banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense;

•	adopts various mortgage lending and predatory lending provisions;

•

requires federal regulators jointly to prescribe regulations mandating that financial institutions with more than $1 billion in assets to disclose to their regulators their incentive compensation plans to permit the regulators to determine whether the plans provide executive officers, employees, directors or principal shareholders with excessive compensation, fees or benefits; or could lead to material financial loss to the institution; and

•

imposes a number of requirements related to executive compensation that apply to all public companies, such as prohibition of broker discretionary voting in connection with a shareholder vote on executive compensation; mandatory shareholder “say on pay” (every one to three years) and “say on golden parachutes”; and clawback of incentive compensation from current or former executive officers following any accounting restatement.

We anticipate that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. ARRA is intended to help stimulate the economy through a combination of tax cuts and spending provisions applicable to a broad range of areas with an estimated cost of about $780 billion. ARRA also amended and enhanced executive compensation restrictions of EESA related to TARP Capital Purchase Program participants.

Overdrafts.  On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule could have an adverse impact on our non-interest income.

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

Historical performance may not be indicative of future performance and, as noted elsewhere in this report, the Company has included forward-looking statements about its business, plans and prospects that are subject to change. Forward-looking statements are particularly located in, but not limited to, the sections Item 1—Business and Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. In addition to the other risks or uncertainties contained in this report, the following risks may affect operating results, financial condition and cash flows. If any of these risks occur, either alone or in combination with other factors, the Company’s business, financial condition or operating results could be adversely affected. Moreover, readers should note this is not an exhaustive list; some risks are unknown or not quantifiable, and other risks that are currently perceived as immaterial may ultimately prove more significant than expected. Statements about plans, predictions or expectations should not be construed to be assurances of performance or promises to take a given course of action.

Continued deterioration in the real estate market would lead to additional losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 74% of the Company’s loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced higher levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would result in additional net charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

Future loan losses may exceed the allowance for loan losses.

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

Nonperforming assets take significant time and expense to resolve and adversely affect our results of operations and financial condition.

We expect to incur losses related to elevated levels of nonperforming loans. We do not record interest income on nonaccrual loans, which adversely affects our income. Our loan administration costs increase as we attempt to resolve nonperforming loans and as we receive collateral through foreclosures or other proceedings. Increases in levels of nonperforming loans may impact the capital levels the FDIC expects the Bank to maintain.

Defaults may negatively impact the Company.

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

The Company’s operations are geographically concentrated in Northwest Washington State and therefore are affected by local economic conditions.

Substantially, all of the Company’s business is derived from a five-county area in northwest Washington State. Employment opportunities within these communities have traditionally been primarily in the areas of military spending, oil and gas industries, tourism and manufacturing. While the Company’s expansion strategy has been built around these growing and diverse geographic markets, the Company’s business is, and will remain, sensitive to economic factors that relate to these industries and to local and regional business conditions. As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in the Company’s markets, may have a more pronounced effect upon the Company’s business than they might on an institution that is more broadly diverse in geographic concentration. The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition. There has been high unemployment and a decline in housing prices in the communities the Bank serves. If regional economic conditions do not improve, or worsen, we expect increased loan delinquencies and defaults, higher level of nonperforming assets and lower demand for our services.

FDIC-assisted acquisitions or assuming deposits from a troubled institutions present significant challenges in integration and failure to realize expected cost savings and synergies could have an adverse impact.

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

A rapid change in interest rates could reduce the Company’s net interest margin, net interest income and fee income.

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

Tightening of credit markets and liquidity needs could result in higher funding costs, adversely affecting net income.

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

Slower than anticipated growth from new branches, service offerings or acquisitions could result in reduced net income.

Financial performance and profitability will depend on the Company’s ability to manage recent growth and potential future growth. In addition, any future acquisitions and continued growth may present operating and other problems that could have an adverse effect on the Company’s business, financial condition and results of operations. Accordingly, there can be no assurance that the Company will be able to execute its growth strategy or maintain the level of profitability that it has achieved in the past.

Internal control systems could fail to detect certain events.

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

The Company’s operations could be interrupted if third party service providers experience difficulty, terminate their services, or fail to comply with banking regulations.

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

The network and computer systems on which the Company depends could fail or experience a security breach.

The Company’s computer systems could be vulnerable to unforeseen problems. Because the Company conducts part of its business over the Internet and outsources several critical functions to third parties, operations depend on the Company’s ability, and to a degree on the ability of third-party service providers to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, mechanical failure, software errors, operator errors, physical break-ins, or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company may not be able to replace key members of management or attract and retain qualified employees in the future.

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

The Company’s banking operations are subject to extensive government regulation that is expected to become more burdensome, increase its costs and make it less competitive compared to financial services firms that are not subject to the same regulation.

The Company is subject to government regulation that could limit or restrict its activities, which in turn could adversely impact operations. The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as shareholders. These regulations can sometimes impose significant limitations on operations. Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions. These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions, and change the structure and jurisdiction of various regulatory agencies. Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance. The Dodd-Frank Act, enacted in July 2010, is expected to increase our overall costs of compliance and could lead to increased capital requirements, restrictions on income generating activities and new corporate governance and executive compensation reforms.

Difficult market conditions have adversely affected the financial industry.

The capital and credit markets have been experiencing volatility and disruption for more than two years. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity, generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions in the financial services industry. In particular, the following risks may be faced in connection with these events:

•

The Company expects to face increased regulation of the industry, including as a result of the Dodd-Frank Act, EESA and ARRA. Compliance with such regulation may increase costs and limit the ability to pursue business opportunities.

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

The financial services industry is highly competitive.

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

We may be required to raise additional capital, which will depend on market conditions and the results of which could have a dilutive effect on existing shareholders.

Our growth strategy may require additional capital. Also, continued elevated levels of nonperforming assets or higher regulatory capital requirements could require us to sell shares of our common stock. Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 35,000,000 shares of Company’s common stock authorized, of which 15,321,227 shares were outstanding at December 31, 2010.

At the time we need to raise capital, market conditions may be adverse and we run the risk of not being able to meet capital requirements set by regulators or necessary for growth.

The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on the Company’s earnings and liquidity.

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the year ended December 31, 2010, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

At December 31, 2010, the Company held $7.6 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, the Company anticipates that its investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value. The FHLB has discontinued stock repurchases and dividends and we could be required to take an impairment charge on our FHLB stock holdings.

At December 31, 2010, the Company held minimal cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Pacific Coast Banker’s Bank, the Federal Reserve Bank of San Francisco or on hand in branch office vaults.

At December 31, 2010, the Company maintained a line of credit with the FHLB of Seattle equal to 12% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2010, the Company was in compliance with collateral requirements and $212.2 million of the line of credit was available for additional borrowings. The Company is dependent on the FHLB of Seattle as a source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands.

Changes in accounting standards may impact how the Company reports its financial condition and results of operations.

The Company’s accounting policies and methods are fundamental to how it records and reports its financial condition and results of operations. From time to time, the Financial Accounting Standards Board changes the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in a restatement of prior period financial statements.

If we inaccurately determine the fair value of assets acquired, including the FDIC loss-sharing assets, our business, financial condition, results of operations, and future prospects we could be materially and adversely affected.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, we may record a loss-sharing asset that we consider adequate to absorb the indemnified portion of future losses which may occur in the acquired loan portfolio. The FDIC loss-sharing asset is accounted for on the same basis as the related acquired loans and OREO and primarily represents the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. If our assumptions are incorrect, significant earnings volatility can occur and the balance of the FDIC loss-sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions.

A part of our growth strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities because of loss-sharing arrangements with the FDIC and our ability to determine the non-deposit liabilities that we assume. The bidding process for failing banks could become very competitive and the FDIC does not provide information about bids until after the failing bank has been closed. We may not be able to match or beat the bids of other acquirers unless we bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive to us.

If the goodwill we have recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our results of operations.

Accounting standards require that we account for acquisitions using the acquisition method of accounting. We evaluate our goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of our common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012. The

Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%. The deposit insurance fund will likely suffer additional losses in the future due to failures of insured institutions. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.

Our ability to receive dividends from our banking subsidiary could affect our liquidity and ability to pay dividends.

The Company is a separate and distinct legal entity from the Bank. We receive substantially all of our revenue from dividends from our banking subsidiary. In addition to capital raised at the holding company level, dividends from the Bank are the principal source of funds to pay dividends on our common stock and principal and interest on our outstanding debt. Federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Limitations on our ability to receive dividends from our subsidiary could have a material adverse effect on our liquidity and on our ability to pay dividends on common stock. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders or principal and interest payments on our outstanding debt.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities.

We are from time to time subject to claims and proceedings related to our operations. In addition we could become subject to supervisory or enforcement actions by regulators, or criminal proceedings by prosecutorial authorities. In addition to defense costs, if we are subject large monetary penalties or fines as a result of such claims or proceedings, we would suffer adverse financial consequences and reputational harm. Our insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against us or continue to be available to us at a reasonable cost.

Item 1B.	Unresolved Staff Comments

The Company had no unresolved staff comments from the Securities and Exchange Commission.

Item 2.	Properties

The executive offices of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land. The building also houses the Bank’s Oak Harbor branch. At December 31, 2010, the Bank conducted business at 30 branch locations, 19 of which are owned by the Bank, including the main office in Coupeville, WA, and 11 are leased under various agreements. The Company owns two properties which are used for administrative purposes. The Company leases an additional administrative building.

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

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock. As of March 4, 2011, the Company’s common stock was held of record by approximately 420 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by Nasdaq and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2010 and 2009:

	2010			2009
	High	Low	Dividend	High	Low	Dividend
First quarter	$12.70	$10.45	$0.025	$9.20	$6.09	$0.065
Second quarter	14.84	11.66	0.030	10.05	6.85	0.065
Third quarter	14.68	12.00	0.030	9.96	8.59	0.025
Fourth quarter	14.15	12.25	0.050	12.46	8.80	0.025

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company, its subsidiaries and its predecessors by merger that were in effect at December 31, 2010.

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
1998 stock option and restricted award plan(1)	38,201	$5.28	—
2005 stock incentive plan(2)	223,954	$8.31	539,482
Total

(1)	The 1998 plan was terminated as to further grants upon the adoption of the Company’s 2005 stock incentive plan.
(2)	The 2005 plan is currently the only stock award plan available for new grants.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2010.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2010.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2010, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1 billion) and (4) Total Return for SNL Bank $1 Billion to $5 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $1 billion and $5 billion).

The graph assumes $100 was invested on December 31, 2005, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Washington Banking Company	100.00	116.56	111.22	62.69	87.86	101.93
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Bank NASDAQ	100.00	112.27	88.14	64.01	51.93	61.27
SNL Bank $500M-$1B	100.00	113.73	91.14	58.40	55.62	60.72
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

Source: SNL Financial LC,

Charlottesville, VA (434) 977-1600 ©2010

Item 6.	Selected Financial Data

Consolidated Five-Year Statements of Operations and Selected Financial Data

The following table sets forth selected audited consolidated financial information and certain financial ratios for the Company. This information is derived in part from the audited consolidated financial statements and notes thereto of the Company set forth in Item 8—Financial Statements and Supplementary Data and should be read in conjunction with the Company’s financial statements and the management discussion set forth in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2010	2009	2008	2007	2006
Operating data:
Total interest income	$75,949	$54,392	$58,782	$62,368	$55,185
Total interest expense	11,830	14,019	20,834	24,810	18,441

Net interest income	64,119	40,373	37,948	37,558	36,744
Provision for loan losses	13,486	10,200	5,050	3,000	2,675

Net interest income after provision	50,633	30,173	32,898	34,558	34,069
Service charges on deposits	3,462	3,426	2,987	3,135	3,296
Other noninterest income	30,069	4,235	3,899	4,355	3,954

Total noninterest income	33,531	7,661	6,886	7,490	7,250
Noninterest expense	46,797	28,734	27,523	28,471	27,530

Income before income taxes	37,367	9,100	12,261	13,577	13,789
Provision for income taxes	11,797	2,886	3,929	4,179	4,298

Net income before preferred dividends	25,570	6,214	8,332	9,398	9,491
Preferred dividends	1,659	1,600	—	—	—

Net income available to common shareholders	$23,911	$4,614	$8,332	$9,398	$9,491

Average number of shares outstanding, basic	15,307,000	10,011,000	9,465,000	9,365,000	9,217,000
Average number of shares outstanding, diluted	15,465,000	10,079,000	9,513,000	9,493,000	9,490,000

Per share data(1):
Net income per common share, basic	$1.56	$0.46	$0.88	$1.00	$1.03
Net income per common share, diluted	1.55	0.46	0.88	0.99	1.00
Tangible book value per common share	9.71	8.79	8.47	7.78	7.07
Dividends per common share	0.14	0.18	0.26	0.23	0.20

(dollars in thousands, except per share amounts)	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance sheet data:
Total assets	$1,704,487	$1,045,871	$899,631	$882,289	$794,545
Non-covered loans	834,293	813,852	823,068	805,862	719,580
Covered loans	366,153	—	—	—	—
Allowance for loan losses, non-covered loans	18,812	16,212	12,250	11,126	10,048
Allowance for loan losses, covered loans	1,336	—	—	—	—
Non-covered OREO	4,122	4,549	2,226	1,440	363
Covered OREO	29,766	—	—	—	—
Deposits	1,492,220	846,671	747,159	758,354	703,767
Overnight borrowings	—	—	11,640	20,500	3,075
Other borrowed funds	—	10,000	30,000	—	—
Junior subordinated debentures	25,774	25,774	25,774	25,774	15,007
Preferred securities	25,334	24,995	—	—	—
Total shareholders’ equity	181,646	159,521	80,560	73,570	66,393

Selected performance ratios:
Return on average assets	1.72%	0.66%	0.94%	1.12%	1.25%
Return on average common equity	16.87%	7.11%	10.82%	13.52%	15.36%
Net interest margin (fully tax-equivalent)	4.90%	4.63%	4.60%	4.89%	5.25%
Net interest spread	4.76%	4.28%	4.18%	4.32%	4.73%
Noninterest expense to average assets	3.16%	3.05%	3.09%	3.40%	3.64%
Efficiency ratio (fully tax-equivalent)	47.71%	59.01%	60.63%	62.31%	62.07%
Dividend payout ratio	8.64%	37.09%	29.01%	23.07%	19.58%

Asset quality ratios:
Nonperforming non-covered loans to period end non-covered loans	3.10%	0.42%	0.23%	0.35%	0.51%
Nonperforming covered loans to period end covered loans	30.29%	—	—	—	—
Allowance for loan losses, non-covered loans to period end non-covered loans	2.25%	1.99%	1.49%	1.38%	1.40%
Allowance for loan losses, covered loans to period end covered loans	0.36%	—	—	—	—
Allowance for loan losses, non-covered loans to nonperforming non-covered loans	72.79%	477.53%	638.69%	391.90%	276.20%
Nonperforming non-covered assets to total assets	1.76%	0.76%	0.46%	0.48%	0.50%
Net loan charge-offs to average non-covered loans outstanding	1.15%	0.76%	0.48%	0.25%	0.20%
Total risk-based capital	20.96%	22.15%	13.23%	12.45%	11.52%
Tier 1 risk-based capital	19.70%	20.89%	11.98%	11.14%	10.27%
Leverage ratio	11.42%	18.73%	11.68%	11.29%	10.24%
Average equity to average assets	11.26%	8.44%	8.65%	8.30%	8.17%

Other data:
Number of banking offices	30	18	19	20	20
Number of full time equivalent employees	448	281	258	283	324

(1)	Per share data adjusted for the 5-for-4 stock split distributed on September 6, 2006.

Summary of Quarterly Financial Information

See Item 8—Financial Statements and Supplementary Data, Note (22) Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8—Financial Statements and Supplementary Data.

Executive Overview

Significant items for the year ended December 31, 2010 were as follows:

•

The Bank entered into purchase and assumption agreements with the FDIC to purchase certain assets and assume certain liabilities of City Bank and North County Bank. Total assets assumed were $998.3 million and resulted in twelve additional branches.

•

Net income per diluted common share was $1.55 for the year ended December 31, 2010, compared to $0.46 for the year ended December 31, 2009. Net income for 2010 was directly impacted by the recognition of a $19.9 million pre-tax bargain purchase gain on the FDIC-assisted acquisition of North County Bank.

•	Assets totaled $1.7 billion at December 31, 2010, compared to $1.0 billion a year ago. Deposits increased from $846.7 million at December 31, 2009, to $1.5 billion at December 31, 2010.

•	Allowance for loan losses to total non-covered loans increased to 2.25% at year end 2010 from 1.99% of total non-covered loans in 2009.

•	Net charge-offs to average non-covered loans was 1.15 % for 2010, compared to 0.76% for 2009.

•	Nonperforming non-covered assets to total assets was 1.76% at year end 2010, compared to 0.76% at year end 2009.

•	The Company’s net interest margin, on a tax-equivalent basis, increased to 4.90% for 2010, compared to 4.63% for 2009.

Summary of Critical Accounting Policies

Significant accounting policies are described in the consolidated financial statements in Note (1) Summary of Significant Accounting Policies. Several of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

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

Acquired Loans: In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans due to a payoff, the difference between its relative carrying amount and the cash received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption as documented by the valuation specialist is initially applied. Changes in the accretable yield will be disclosed quarterly.

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

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases to the FDIC indemnification asset are recorded immediately as adjustments to noninterest income and decreases to the FDIC indemnification asset are recognized over the life of the loss share agreements.

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

Results of Operations Overview

For the year ended December 31, 2010, net income available to common shareholders was $23.9 million, or $1.55 per diluted common share, compared to $4.6 million, or $0.46 per diluted common share, for the year ended December 31, 2009, and $8.3 million, or $0.88 per diluted common share, for the year ended December 31, 2008.

The increase in net income available to common shareholders for 2010, compared the prior year, was principally attributable to the $19.9 million bargain purchase gain on acquisition related to the September 24, 2010 FDIC-assisted acquisition of North County Bank. For the year ended December 31, 2009, the decrease in net income available to common shareholders, compared to the year ended December 31, 2008, was principally attributed to increases in provisions for loan losses and other expenses related to the retirement of the Company’s former CEO.

Net Interest Income:  One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity); and,

•	The volume of noninterest-earning assets, market interest rate fluctuations, and asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Years Ended December 31,
	2010			2009			2008
	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield	Average balance	Interest earned/ paid	Average yield
Assets
Non-covered loans(1)(2)	$834,668	$53,963	6.47%	$823,438	$53,559	6.50%	$819,468	$58,607	7.13%
Covered loans	226,852	19,173	8.45%	—	—	—	—	—	—
Federal funds sold	5,669	7	0.11%	22,997	38	0.17%	2,760	28	1.02%
Interest-bearing deposits	107,664	291	0.27%	704	15	2.09%	408	8	1.94%
Investments
Taxable	134,100	2,348	1.75%	28,644	809	2.83%	9,522	397	4.16%
Non-taxable(2)	18,918	1,085	5.74%	11,287	629	5.58%	5,298	301	5.66%

Interest-earning assets	1,327,871	76,867	5.79%	887,070	55,050	6.21%	837,456	59,341	7.07%
Noninterest-earning assets	155,213			54,101			53,133

Total assets	$1,483,084			$941,171			$890,589

Liabilities and shareholders’ equity
Deposits:
NOW accounts and MMA	$439,302	$2,611	0.59%	$279,253	$2,301	0.82%	$262,959	$4,070	1.54%
Savings	74,922	189	0.25%	44,890	114	0.25%	41,662	167	0.40%
Time deposits	599,673	8,291	1.38%	360,194	10,505	2.92%	352,137	14,205	4.02%

Total interest-bearing deposits	1,113,897	11,091	1.00%	684,337	12,920	1.89%	656,758	18,442	2.80%

Federal funds purchased	279	—	0.04%	517	4	0.82%	12,503	352	2.80%
Junior subordinated debentures	25,774	496	1.92%	25,774	665	2.58%	25,774	1,254	4.85%
Other interest-bearing liabilities	6,521	243	3.73%	15,206	430	2.83%	23,060	786	3.40%

Total interest-bearing liabilities	1,146,471	11,830	1.03%	725,834	14,019	1.93%	718,095	20,834	2.89%
Noninterest-bearing deposits	158,399			101,367			91,891
Other liabilities	11,158			2,388			3,605

Total liabilities	1,316,028			829,589			813,591

Total shareholders’ equity	167,056			111,582			76,998

Total liabilities and shareholders’ equity	$1,483,084			$941,171			$890,589

Net interest income/spread		$65,037	4.76%		$41,031	4.28%		$38,507	4.18%

Credit for interest-bearing funds			0.14%			0.35%			0.42%

Net interest margin(2)			4.90%			4.63%			4.60%

(1)	Loan totals include nonaccrual loans.
(2)

Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 35.0% for the years ended December 31, 2010, 2009 and 2008. These adjustments were $918 thousand, $658 thousand and $559 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

Net interest income on a taxable-equivalent basis totaled $65.0 million for the year ended December 31, 2010, compared to $41.0 million for 2009. The year-over-year increase is primarily attributable to the increase in interest-earning assets resulting from the 2010 FDIC-assisted acquisitions of City Bank and North County Bank and the decrease in rates on interest-bearing liabilities.

The yield on interest-earning assets was 5.79% for the year ended December 31, 2010, a decrease of 42 basis points as compared to the same period in 2009. This decrease was primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. The yield on interest-bearing liabilities was 1.03%, a decrease of 90 basis points as compared to the same period in 2009. This decrease was primarily attributable to a decrease in rates offered on interest-bearing deposits and lower interest rates on the junior subordinated debentures. Additional information concerning the refinancing of the junior subordinated debentures can be found in the borrowing section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest income on a taxable-equivalent basis totaled $41.0 million for the year ended December 31, 2009, compared to $38.5 million for 2008. Changes in net interest income during the year were principally caused by a faster decrease in interest paid on interest-bearing deposits and liabilities than interest rates earned on interest-bearing assets.

The Company’s yields were impacted in 2009 due to the changing interest rate environment. The yield on interest-earning assets was 6.21% for 2009, a decrease of 86 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in the rates charged on new loans and the repricing of variable rate loans. The yield on interest-bearing liabilities was 1.93%, a decrease of 96 basis points as compared to the same period in 2008. This decrease is primarily attributable to a decrease in rates offered on interest-bearing deposits, lower interest rates on short term borrowings and junior subordinated debentures. Additional information concerning the refinancing of the junior subordinated debentures can be found in the borrowing section of Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.63% for 2009 compared to 4.60% for the same period in 2008.

The following table details the effects of rates plus volume over the last two years:

(dollars in thousands)	2010 compared to 2009			2009 compared to 2008
	Increase (decrease) due to(2):			Increase (decrease) due to(2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans(1)(3)	$724	$(320)	$404	$286	$(5,334)	$(5,048)
Covered loans	19,173	—	19,173	—	—	—
Federal funds sold	(22)	(9)	(31)	11	(1)	10
Interest-bearing deposits	278	(2)	276	6	1	7
Investments(1)
Taxable	1,717	(178)	1,539	491	(79)	412
Non-taxable	437	19	456	334	(6)	328

Interest-earning assets	$22,307	$(490)	$21,817	$1,128	$(5,419)	$(4,291)

Liabilities
Deposits:
NOW accounts and money market	$1,072	$(762)	$310	$270	$(2,039)	$(1,769)
Savings	75	—	75	15	(68)	(53)
Time deposits	4,934	(7,148)	(2,214)	333	(4,033)	(3,700)

Total interest-bearing deposits	6,081	(7,910)	(1,829)	618	(6,140)	(5,522)

Federal funds purchased	(1)	(3)	(4)	(200)	(148)	(348)
Junior subordinated debentures	—	(169)	(169)	—	(589)	(589)
Other interest-bearing liabilities	(422)	235	(187)	(237)	(119)	(356)

Total interest-bearing liabilities	$5,658	$(7,847)	$(2,189)	$181	$(6,996)	$(6,815)

(1)	Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35.0% for the years ended December 31, 2010, 2009 and 2008.
(2)	The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3)	Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses:  The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The provision for loan losses for non-covered loans totaled $12.2 million for 2010, compared to $10.2 million for 2009. At December 31, 2010, the allowance for loan losses as a percent of total non-covered loans was 2.25%, compared to 1.99%, a year ago.

For the year ended December 31, 2009, the provision for loan losses for non-covered loans increased to $10.2 million, compared with $5.1 million for the same period in 2008. Changes in the provision were due to higher net charge-offs of $6.2 million in 2009, compared with $3.9 million in 2008 and internal downgrades of credit within the portfolio as compared to 2008. At year-end 2009, the allowance for loan losses as a percent of total non-covered loans was 1.99%, as compared to 1.49% in 2008.

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

(dollars in thousands)	Years Ended December 31,			Change	Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Service charges and fees	$3,462	$3,426	$2,987	$36	$439
Electronic banking income	1,864	1,397	1,333	467	64
Investment products	522	532	338	(10)	194
Bank owned life insurance income	226	154	306	72	(152)
Income from the sale of mortgage loans	1,134	865	223	269	642
SBA premium income	578	180	259	398	(79)
Bargain purchase gain on acquisition	19,925	—	—	19,925	—
Change in FDIC indemnification asset	1,884	—	—	1,884	—
Gain on disposition of covered loans	1,840	—	—	1,840	—
Other	2,096	1,107	1,440	989	(333)

Total noninterest income	$33,531	$7,661	$6,886	$25,870	$775

The changes in noninterest income in 2010 compared to 2009 were related to the following areas:

•	Electronic banking income increase was primarily attributable to an increase in ATM machines acquired through the acquisitions of City Bank and North County Bank.

•

Bargain purchase gain on acquisition represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed for the North County Bank acquisition.

•	Change in FDIC indemnification asset represents the accretion of the FDIC indemnification asset related to the acquisitions of City Bank and North County Bank.

•	Gain on disposition of covered loans is the income the Company recognizes when a covered loan is paid off and the proceeds exceed its carrying value.

•	Other income increased primarily due to the gain on sale of OREO and other miscellaneous other income.

The changes in noninterest income in 2009 compared to 2008 were related to the following areas:

•	Service charges and fees increase is principally attributable to the increased volume of transaction deposit accounts.

•	Income from the sale of investment products increased due to increased sales of annuity products to customers seeking more stable investment options.

•

BOLI income in 2009 was impacted by a net reversal of $158 thousand of BOLI income in the fourth quarter. The reversal was a result of a stable value agreement for the BOLI policy which was activated by the decline in the market value of the assets. The Company anticipates that the BOLI plan will contribute normal earnings in the future.

•

Income from the sale of mortgage loans increased to normal levels due to a refinancing boom in 2009 and a return to normal operations. Income in 2008 was impacted by the terminated merger with Frontier Financial Corporation.

•	Other income was stable. In 2008, the Company had a loan fee adjustment of $342,000 which increased income.

Noninterest Expense:  The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key components of noninterest expense:

(dollars in thousands)	Years Ended December 31,			Change	Change
	2010	2009	2008	2010 vs. 2009	2009 vs. 2008
Salaries and benefits	$23,527	$14,374	$15,373	$9,153	$(999)
Occupancy and equipment	5,631	4,244	3,762	1,387	482
Office supplies and printing	1,200	799	572	401	227
Data processing	1,434	555	625	879	(70)
Consulting and professional fees	891	811	794	80	17
Intangible amortization	672	—	—	672	—
Merger related expenses	2,113	—	266	2,113	(266)
Employee separation expense	—	—	874		(874)
FDIC premiums	1,609	1,374	499	235	875
OREO and repossession expenses	2,074	1,531	406	543	1,125
Other	7,646	5,046	4,352	2,600	694

Total noninterest expense	$46,797	$28,734	$27,523	$18,063	$1,211

The changes in noninterest expenses in 2010 compared to 2009 were related to the following areas:

•

Salaries and benefits increased primarily due to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank. Total full-time equivalents were 448 and 281 at December 31, 2010 and 2009, respectively.

•

Occupancy and equipment increased primarily due to the additional cost of operating the eight new branches acquired in the City Bank acquisition and the four branches acquired in the North County Bank acquisition.

•

Data processing increased due to additional expenses related to the Company moving its core processing to an outsourced environment. The Company outsourced its processing during the fourth quarter of 2009. Additionally, the Company has incurred additional data processing expenses related to the City Bank and North County Bank acquisitions. The consolidation of City Bank’s data system was completed at the end of the third quarter 2010. Management anticipates the consolidation of North County Bank’s data systems during the first half of 2011.

•	Intangible amortization represents amortization related to the core deposit intangible recorded as part of the fair valuation of the City Bank and North County Bank acquisitions.

•

Merger related expenses relate to one-time expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services.

•	FDIC premiums increased primarily due to an increase in year-over-year deposits, as well as due to an industry wide increase in overall assessment rates.

•

OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or gains and losses on the sale of OREO properties. For the year ended December 31, 2010, the cost of improvements totaled $1.7 million.

•	Other noninterest expense was primarily affected by the increase in branches due to the FDIC-assisted acquisitions.

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

•

The FDIC premiums in 2009 increased due to two factors. In the second quarter of 2009, the FDIC levied a special one-time assessment totaling 5 basis points of deposits on all insured depositories. The assessment totaled $400 thousand. Additionally, in February 2009, the FDIC adopted final rules which increased the assessment rates paid on deposits. Assessment rates in 2008, for well capitalized banks, ranged from $0.05 to $0.07 per $100 of deposits annually. Assessment rates in 2009 range from $0.12 to $0.16 per $100 of deposits annually. This assessment doubled the Company’s FDIC premiums as compared to 2008.

•

OREO and repossession expense represents costs that the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write downs or gains/losses on the sale of OREO properties. The increase in expense in 2009 is related to $567 thousand in write downs and $606 thousand in improvements and maintenance of OREO properties.

Income Tax:  The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, decreased to 31.6% in 2010, compared to an effective tax rate of 31.7% and 32.0% for 2009 and 2008, respectively. The effective tax rate is lower than the federal statutory rate of 35.0% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank is expected to utilize approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8—Financial Statements and Supplementary Data, Note (13) Income Taxes of the consolidated financial statements.

Financial Condition Overview

At December 31, 2010, non-covered loans totaled $834.3 million, compared to $813.9 million at December 31, 2009. Deposits at December 31, 2010 increased 76.2% to $1.5 billion, compared to $846.7 million at December 31, 2009. Shareholders’ equity increased $22.1 million to $181.6 million, primarily due to an increase in retained earnings resulting from net income available to common shareholders of $23.9 million, partially offset by cash dividends paid on preferred and common stock. Tangible book value was $9.71 per share at December 31, 2010. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

Investment Securities:  The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio mitigates interest rate risk inherent in the loan portfolio, while providing a vehicle for the investment of available funds and a source of liquidity. In 2010, total investment securities increased $118.7 million to $199.6 million at December 31, 2010. The increase was a result of the Company actively adding investment securities during 2010 due to decreased loan demand and the addition of $30.4 million of investment securities acquired in the FDIC-assisted acquisitions of City Bank and North County Bank. During 2009, total investment securities increased $63.0 million compared to 2008.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	Years Ended December 31,
	2010	2009	2008
U.S. government agencies	$102,990	$37,193	$9,737
U.S. Treasuries	54,643	23,983	—
Pass-through securities	1,239	666	40
State and political subdivisions	28,378	17,954	6,977
Corporate obligations	8,974	1,037	1,044
Investments in mutual funds and other equity securities	3,332	—	—

Total investment securities available for sale(1)	$199,556	$80,833	$17,798

(1)	No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The weighted average contractual life of the Company’s investment portfolio in 2010 decreased to 4.3 years from 4.8 years in 2009. The following table further details the Company’s investment portfolio, based upon fair value at December 31, 2010. Additional information about the investment portfolio is provided in Item 8—Financial Statements and Supplementary Data, Note (4) Investment Securities of the consolidated financial statements.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1- 5 years	5-10 years	Over 10 years	Total
U.S. government agencies	$5,047	$92,603	$5,340	$—	$102,990
Weighted average yield	2.28%	1.99%	1.85%	—	2.00%
U.S. Treasuries	12,058	42,585	—	—	54,643
Weighted average yield	0.85%	1.29%	—	—	1.19%
Pass-through securities	297	170	99	673	1,239
Weighted average yield	—	1.64%	2.33%	4.55%	2.81%
Taxable state and political subdivisions	—	—	1,808	3,959	5,767
Weighted average yield	—	—	4.36%	4.55%	4.49%
Tax exempt state and political subdivisions	1,480	4,670	5,802	10,659	22,611
Weighted average yield	2.92%	2.98%	2.89%	3.80%	3.35%
Corporate obligations	1,026	7,948	—	—	8,974
Weighted average yield	3.10%	3.18%	—	—	3.18%
Investments in mutual funds and other equities	—	—	—	3,332	3,332
Weighted average yield	—	—	—	2.83%	2.83%

Total	$19,908	$147,976	$13,049	$18,623	$199,556

Weighted average yield	1.47%	1.88%	2.66%	3.81%	2.07%

Federal Home Loan Bank (FHLB) stock:  FHLB stock totaled $7.6 million at December 31, 2010, compared to $2.4 million at December 31, 2009. The increase of $5.2 million is attributable to the FDIC-assisted acquisitions of City Bank and North County Bank.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par.

Although as of December 31, 2010, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement); it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). On October 25, 2010, the Finance Agency announced that the Board of Directors of the FHLB of Seattle agreed to the stipulation and issuance of a Consent Order by the Finance Agency that resolves certain capital and supervisory matters. The Consent Order and associated agreement constitute the FHLB’s capital restoration plan, which included steps the FHLB would take to resume timely repurchases and redemptions of member capital stock.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (2) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Standard and Poor’s rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2010.

Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community. The composition of the Company’s loan portfolio is as follows:

(dollars in thousands)	December 31,
	2010		2009		2008		2007		2006
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial	$145,319	17.5%	$93,295	11.5%	$94,490	11.5%	$101,268	12.6%	$81,845	11.4%
Real estate mortgages:
One-to-four family residential	46,717	5.6%	53,313	6.6%	58,099	7.1%	56,636	7.0%	54,554	7.6%
Multi-family and commercial	348,548	41.9%	360,745	44.5%	327,704	39.9%	297,846	37.1%	248,182	34.6%

Total real estate mortgages	395,265	47.5%	414,058	51.0%	385,803	47.0%	354,482	44.1%	302,736	42.2%
Real estate construction:
One-to-four family residential	72,945	8.8%	76,046	9.4%	100,170	12.2%	100,651	12.5%	95,117	13.3%
Multi-family and commercial	42,664	5.1%	34,231	4.2%	45,285	5.5%	46,068	5.7%	49,391	6.9%

Total real estate construction	115,609	13.9%	110,277	13.6%	145,455	17.7%	146,719	18.3%	144,508	20.1%
Consumer:
Indirect	90,231	10.8%	100,697	12.4%	108,266	13.2%	114,271	14.2%	104,794	14.6%
Direct	85,665	10.3%	93,051	11.5%	86,364	10.5%	86,716	10.8%	83,696	11.7%

Total consumer	175,896	21.1%	193,748	23.9%	194,630	23.7%	200,987	25.0%	188,490	26.3%

Subtotal	832,089	100.0%	811,378	100.0%	820,378	100.0%	803,456	100.0%	717,579	100.0%

Deferred loan costs, net	2,204		2,474		2,690		2,406		2,001
Allowance for loan losses	(18,812)		(16,212)		(12,250)		(11,126)		(10,048)

Total non-covered loans	$815,481		$797,640		$810,818		$794,736		$709,532

The Company’s loan portfolio is comprised of the following loan types:

•

Commercial Loans:  Commercial loans include both secured and unsecured loans for working capital and expansion. Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

o	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

o	Commercial Real Estate Loans: Commercial real estate loans are secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space. Loans secured by commercial real estate may involve a greater degree of risk than one-to-four family residential loans. Payments on such loans are often dependent on successful business management operations.

The composition of the commercial real estate loan portfolio by loan type is as follows:

(dollars in thousands)	2010		2009		2008		2007		2006
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Office	$90,875	26.1%	$113,694	31.5%	$109,917	33.5%	$99,383	33.4%	$77,227	31.1%
Retail	135,191	38.8%	144,102	39.9%	127,687	39.0%	124,476	41.8%	112,931	45.5%
Industrial	58,520	16.8%	57,545	16.0%	41,871	12.8%	34,123	11.5%	27,033	10.9%
Hospitality	22,208	6.4%	21,659	6.0%	21,502	6.6%	20,393	6.8%	12,351	5.0%
Other	41,754	12.0%	23,745	6.6%	26,727	8.2%	19,471	6.5%	18,640	7.5%

Total commercial real estate	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%	$248,182	100.0%

The composition of the commercial real estate loan portfolio by occupancy type is as follows:

(dollars in thousands)	2010		2009		2008		2007		2006
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Owner occupied	$190,351	54.6%	$183,137	50.8%	$172,258	52.6%	$145,200	48.8%	$127,712	51.5%
Non-owner occupied	158,197	45.4%	177,608	49.2%	155,446	47.4%	152,646	51.2%	120,470	48.5%

Total commercial real estate	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%	$248,182	100.0%

•	Real Estate Construction Loans: Real estate construction loans consist of three types: 1) commercial real estate, 2) one-to-four family residential construction and 3) speculative construction.

o	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

o	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homebuyer is the borrower.

o	Speculative Construction: Speculative construction provides financing to builders for the construction of pre-sold homes and speculative residential construction. With few exceptions, the Company limits the number of unsold homes being built by each builder. The Company lends to qualified builders who are building in markets that management believes it understands and in which it is comfortable with the economic conditions.

The composition of the real estate construction loan portfolio is as follows:

(dollars in thousands)	2010		2009		2008		2007		2006
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate construction:
Commercial	$26,134	22.6%	$13,805	12.5%	$22,344	15.4%	$28,092	19.1%	$32,690	22.6%
Residential	11,900	10.3%	11,867	10.8%	26,315	18.1%	34,951	23.8%	46,719	32.3%
Land development commercial	5,876	5.1%	6,608	6.0%	8,965	6.2%	4,914	3.3%	4,288	3.0%
Land development residential	37,467	32.4%	37,623	34.1%	35,767	24.6%	29,643	20.2%	23,815	16.5%
Raw land commercial	10,653	9.2%	13,087	11.9%	12,343	8.5%	11,692	8.0%	11,231	7.8%
Raw land residential	23,579	20.4%	27,287	24.7%	38,088	26.2%	36,057	24.6%	24,583	17.0%
Other	—	—	—	—	1,633	1.1%	1,370	0.9%	1,182	0.8%

Total real estate construction	$115,609	100.0%	$110,277	100.0%	$145,455	100.0%	$146,719	100.0%	$144,508	100.0%

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

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 90% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2010, the Company sold total guaranteed portions of SBA loans in the amount of $439 thousand, compared with $1.6 million in 2009. The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

(dollars in thousands)	Maturing
	Within 1 year	1-5 years	After 5 years	Total
Commercial	$47,905	$63,572	$33,842	$145,319
Real estate construction:
One-to-four family residential	30,364	40,579	2,002	72,945
Multi-family and commercial	16,433	11,071	15,160	42,664

Total real estate construction	46,797	51,650	17,162	115,609

Total	$94,702	$115,222	$51,004	$260,928

Fixed-rate loans	$9,248	$55,250	$3,964	$68,462
Variable-rate loans	85,454	59,972	47,040	192,466

Total	$94,702	$115,222	$51,004	$260,928

At December 31, 2010, approximately 77% of these variable rate loans had an interest rate floor in place.

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

Additional information on nonperforming assets is provided in Item 8—Financial Statements and Supplementary Data, Note (1) Significant Accounting Policies of the consolidated financial statements. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. Further details on the loss analysis are provided below in the Allowance for Loan Losses section.

The following table summarizes the Company’s nonperforming non-covered assets for the past five years:

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Non-covered nonaccrual loans	$25,846	$3,395	$1,918	$2,839	$3,638

Total non-covered nonperforming loans	25,846	3,395	1,918	2,839	3,638
Non-covered other real estate owned	4,122	4,549	2,226	1,440	363

Total non-covered nonperforming assets	$29,968	$7,944	$4,144	$4,279	$4,001

Restructured Loans(1)	$19,936	$—	$—	$—	$—

Total non-covered impaired loans	$45,782	$3,395	$1,918	$2,839	$3,638
Non-covered accruing loans past due 90 days or more	$—	$—	$1	$—	$30

Non-covered potential problem loans(2)	$5,178	$4,586	$5,168	$—	$—
Allowance for loan losses	$18,812	$16,212	$12,250	$11,126	$10,048

Non-covered nonperforming loans to total non-covered loans	3.10%	0.42%	0.23%	0.35%	0.51%
Allowance for loan losses to total non-covered loans	2.25%	1.99%	1.49%	1.38%	1.40%
Allowance for loan losses to non-covered nonperforming loans	72.78%	477.53%	638.69%	391.90%	276.20%
Non-covered nonperforming assets to total assets	1.76%	0.76%	0.46%	0.48%	0.50%

(1)	Represents accruing restructured loans performing according to their restructured terms.
(2)

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

Asset Quality:  The following table sets forth historical information regarding the Company’s net charge-offs and average loans for the past five years:

(dollars in thousands)	December 31,
	2010	2009	2008	2007	2006
Indirect net charge-offs	$(954)	$(1,574)	$(1,440)	$(677)	$(332)
Other net charge-offs	(8,596)	(4,664)	(2,486)	(1,245)	(1,105)

Total net charge-offs	$(9,550)	$(6,238)	$(3,926)	$(1,922)	$(1,437)

Average indirect loans	$98,360	$104,871	$110,536	$111,542	$98,889
Average other loans	730,800	714,830	708,038	647,700	581,890

Total average loans(1)	$829,160	$819,701	$818,574	$759,242	$680,779

Indirect net charge-offs to average indirect loans	0.97%	1.50%	1.30%	0.61%	0.34%
Other net charge-offs to average other loans	1.18%	0.65%	0.35%	0.19%	0.19%
Net charge-offs to average loans	1.15%	0.76%	0.48%	0.25%	0.20%

(1)	Excludes average loans held for sale.

Allowance for Loan Losses

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

•

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

•

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

The similarities of the models include:

•	Consideration of loan grade classification

•	Consideration of loan type

•	Consideration of historical loss rates

•	Consideration of the underlying business and economic and business conditions

The improvements included in the new model include:

•	Consideration of PD and LGD rates based on geographic/size peer data

•	Additional weight given to recent periods when calculating PD and LGD

•	PD and LGD based on loan type

•	Loan level consideration given to Past Due history

•	Additional detail/input for economic conditions/trends available

Management believes that the allowance for loan losses was adequate as of December 31, 2010. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 74% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

The following table sets forth historical information regarding changes in the Company’s allowance for loan losses:

(dollars in thousands)	Years Ended December 31,
	2010	2009	2008	2007	2006
Balance at beginning of period	$16,212	$12,250	$11,126	$10,048	$8,810
Provision for non-covered loan losses	12,150	10,200	5,050	3,000	2,675
Charge-offs:
Commercial	(2,071)	(964)	(1,902)	(1,090)	(1,239)
Real estate mortgage	(2,868)	(1,640)	(392)	(20)	(86)
Real estate construction	(3,516)	(2,600)	(163)	—	—
Consumer
Direct	(632)	(650)	(925)	(651)	(315)
Indirect	(1,691)	(2,416)	(2,022)	(1,021)	(747)

Total charge-offs	(10,778)	(8,270)	(5,404)	(2,782)	(2,387)

Recoveries:
Commercial	214	655	553	265	345
Real estate mortgage	47	359	61	77	12
Real estate construction	131	48	121	—	—
Consumer
Direct	99	128	161	175	178
Indirect	737	842	582	343	415

Total recoveries	1,228	2,032	1,478	860	950

Net charge-offs	(9,550)	(6,238)	(3,926)	(1,922)	(1,437)

Balance at end of period	$18,812	$16,212	$12,250	$11,126	$10,048

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

(dollars in thousands)	December 31,
	2010		2009		2008		2007		2006
	Amount	% of Loans(1)	Amount	% of Loans(1)	Amount	% of Loans(1)	Amount	% of Loans(1)	Amount	% of Loans(1)
Commercial	3,915	20.8%	$1,515	11.5%	$1,124	11.5%	$976	12.8%	$782	11.5%
Real estate mortgage	6,507	34.6%	8,060	51.0%	5,426	47.1%	3,928	44.0%	3,303	41.3%
Real estate construction	4,947	26.3%	2,330	13.6%	2,258	17.7%	1,812	18.3%	1,781	21.3%
Consumer	3,443	18.3%	4,307	23.9%	3,313	23.7%	2,773	24.9%	2,593	25.9%
Unallocated	—	—	—	—	129	—	1,637	—	1,589	—

Total	$18,812	100.0%	$16,212	100.0%	$12,250	100.0%	$11,126	100.0%	$10,048	100.0%

(1)	Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The allocation of the allowance for loan losses should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Deposits:  In 2010, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. As outlined in the following table, the Company increased average deposit balances during 2010. Additional information regarding deposits is provided in Item 8—Financial Statements and Supplementary Data, Note (10) Deposits.

(dollars in thousands)	December 31,
	2010		2009		2008
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and MMA deposits	$439,302	0.59%	$279,253	0.82%	$262,959	1.54%
Savings deposits	74,922	0.25%	44,890	0.25%	41,662	0.40%
Time deposits	599,673	1.38%	360,194	2.92%	352,137	4.02%

Total interest-bearing deposits	1,113,897	1.00%	684,337	1.89%	656,758	2.80%
Demand and other noninterest-bearing deposits	158,399		101,367		91,891

Total average deposits	$1,272,296		$785,704		$748,649

Wholesale Deposits:  The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	December 31,
	2010		2009		2008
	Balance	% of total	Balance	% of total	Balance	% of total
Brokered time deposits	$—	0.0%	$7,500	10.4%	$10,000	13.9%
Mutual fund money market deposits	24,704	72.9%	43,579	60.1%	26,002	35.9%
CDARS deposits	9,206	27.1%	21,416	29.5%	12,727	17.6%

Total wholesale deposits	$33,910	100.0%	$72,495	100.0%	$48,729	100.0%

Wholesale deposits to total deposits	2.3%		8.6%		6.5%

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

The following table sets forth the amounts and maturities of time deposits at December 31, 2010:

(dollars in thousands)	December 31, 2010
	Less than 3 months	3-6 months	6-12 months	Over 12 months	Total
Time deposits of $100,000 or more	$63,447	$54,046	$82,856	$77,521	$277,870
All other time deposits	66,194	64,697	104,944	152,254	388,089

Total	$129,641	$118,743	$187,800	$229,775	$665,959

Borrowings:  Total borrowings outstanding decreased to $25.8 million at December 31, 2010, compared to $35.8 million at December 31, 2009. The change in borrowings is attributable to the maturity of a $10.0 million FHLB advance. The Company’s sources of funds from borrowings consist of borrowings from correspondent banks, the FHLB, the Federal Reserve Bank and junior subordinated debentures.

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

At December 31, 2010, the Company had no outstanding overnight borrowings, with an unused line of credit of $212.2 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8—Financial Statements and Supplementary Data, Note (11) FHLB Borrowings and Fed Funds Purchased.

•

Federal Funds Purchased:  The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2010. Available borrowings under these lines of credit totaled $35.0 million as of December 31, 2010.

•

Federal Reserve Bank Overnight Borrowings:  The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to the pledge of certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. There were no outstanding overnight borrowings at December 31, 2010. Available overnight borrowings under these lines of credit totaled $28.0 million at December 31, 2010.

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

Capital

Shareholders’ Equity: Shareholders’ equity increased $22.1 million to $181.6 million at December 31, 2010 from $159.5 million at December 31, 2009. The increase in shareholders’ equity was primarily due to an increase in retained earnings resulting from net income available to common shareholders of $23.9 million, partially offset by cash dividends on preferred and common stock.

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement—Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contains limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock.

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

Recent Developments:  On January 12, 2011, the Company redeemed all 26,380 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A. The Company paid a total of $26.6 million to the Treasury, consisting of $26.4 million in principal and $209 thousand in accrued and unpaid dividends. The Company’s redemption of the shares is not subject to additional conditions. At December 31, 2010, the preferred stock had a carrying value of $25.3 million (net of a $1 million unaccreted discount) on the Company’s statement of financial condition. The Company will accelerate the accretion of the remaining discount in the first quarter of 2011, reducing net income available to common shareholders by $1 million.

On March 2, 2011, the Company completed the repurchase of Warrant to Purchase Common Stock issued to the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program. The Company repurchased the Warrant for $1.6 million. The Warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

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

The following table represents the cash dividends declared and the dividend payout ratio for the past three years:

	Years Ended December 31,
	2010	2009	2008
Dividends declared per share	$0.135	$0.18	$0.26
Dividend payout ratio	8.64%	37.23%	29.01%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item 1—Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. For further information on shareholders’ equity, see Item 8—Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

Stock Repurchase Plan:  In April 2007, the Board of Directors approved a plan to repurchase shares of the Company’s common stock. The repurchase plan authorizes the Company to repurchase up to 472,134 shares of common stock. During 2010 and 2009, the Company did not repurchase any stock under the plan. The Company’s ability to repurchase shares is limited under the terms of the Letter Agreement entered into with the United States Department of the Treasury in connection with the TARP Capital Purchase Program.

Regulatory Capital Requirements:  The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates. Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8—Financial Statements and Supplementary Data, Note (18) Regulatory Capital Matters of the consolidated financial statements.

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

Washington Banking Company:  The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay or increase the level of dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $496 thousand in 2010. Further information on the Company’s cashflows can be found in Item 8- Financial Statements and Supplementary Data, Note (20) Washington Banking Company Information of the consolidated financial statements.

Consolidated Cash Flows:  The consolidated cash flows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash used in operating activities was $2.5 million for the year ended December 31, 2010. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities provided $308.1 million in 2010, primarily resulting from net cash acquired in the acquisitions of City Bank and North County Bank. Financing activities used $325.8 million in net cash, primarily due to the decrease in organic deposits and the repayments of other borrowed funds and FHLB advances acquired in the City Bank acquisition.

Capital Resources

Off-Balance Sheet Commitments:  Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party. Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2010. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees.

The following table summarizes the Company’s commitments to extend credit:

(dollars in thousands)	December 31, 2010
Loan commitments
Fixed rate	$20,423
Variable rate	129,561
Standby letters of credit	1,756

Total commitments	$151,740

Contractual Commitments:  The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2010:

(dollars in thousands)	Future Contractual Obligations
	Within 1 year	1-3 years	3-5 years	Over 5 years	Total
Operating leases	$1,197	$2,116	$1,925	$6,717	$11,955
Junior subordinated debentures	—	—	—	25,774	25,774

Total	$1,197	$2,116	$1,925	$32,491	$37,729

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

(dollars in thousands)	2010		2009
	Change in net interest income from scenario	Percentage change	Change in net interest income from scenario	Percentage change
Scenario
Up 100 basis points	$(1,558)	(1.7%)	$(22)	0.0%
Up 200 basis points	$(2,128)	(2.3%)	$789	1.8%
Up 300 basis points	$(2,428)	(2.6%)	$1,784	4.0%
Down 25 basis points	$440	0.5%	$108	0.2%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2010. The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals. The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

(dollars in thousands)	0-3 months	4-12 months	1-5 years	Over 5 years	Total
Interest-earning assets:
Interest-earning deposits	$61,186	$—	$—	$—	$61,186
Federal funds sold	735	—	—	—	735
Investment securities	—	19,908	147,976	31,672	199,556
Investment in subsidiary	—	—	—	774	774
FHLB stock	7,576	—	—	—	7,576
Loans held for sale	10,976	—	—	—	10,976
Total loans	298,485	142,155	529,880	227,722	1,198,242

Total interest-earning assets	$378,958	$162,063	$677,856	$260,168	$1,479,045
Percent of interest-earning assets	25.6%	11.0%	45.8%	17.6%	100.0%
Interest-bearing liabilities:
Interest-bearing demand deposits	$206,717	$—	$—	$—	$206,717
Money market deposits	341,211	—	—	—	341,211
Savings deposits	94,235	—	—	—	94,235
Time deposits	129,641	306,543	229,775	—	665,959
Junior subordinated debentures	25,774	—	—	—	25,774

Total interest-bearing liabilities	$797,578	$306,543	$229,775	$—	$1,333,896
Percent of interest-bearing liabilities	59.8%	23.0%	17.2%	0.0%	100.0%
Interest sensitivity gap	$(418,620)	$(144,480)	$(448,081)	$260,168	$145,149
Interest sensitivity gap, as a percentage of total assets	(24.6%)	(8.5%)	26.3%	15.3%	8.5%
Cumulative interest sensitivity gap	$(418,620)	$(563,100)	$(115,019)	$145,149
Cumulative interest sensitivity gap, as a percentage of total assets	(24.6%)	(33.0%)	(6.7%)	8.5%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control—Integrated Framework. Based on this assessment, management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2010 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Washington Banking Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP

Portland, Oregon

March 16, 2011

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CONDITION

December 31, 2010 and 2009

(Dollars in thousands, except per share data)

	2010	2009
Assets
Cash and due from banks ($2,748 and $1,635, respectively, are restricted)	$19,766	$14,950
Interest-bearing deposits	61,186	86,891
Federal funds sold	735	—

Total cash, restricted cash and cash equivalents	81,687	101,841
Investment securities available for sale, at fair value	199,556	80,833
Federal Home Loan Bank stock	7,576	2,430
Loans held for sale	10,976	3,232
Non-covered loans, net of allowance for loan losses	815,481	797,640
Covered loans, net of allowance for loan losses	364,817	—

Total loans	1,180,298	797,640
Premises and equipment, net	37,847	25,495
Bank owned life insurance	17,202	16,976
Goodwill and other intangible assets, net	7,540	—
Non-covered other real estate owned	4,122	4,549
Covered other real estate owned	29,766	—
FDIC indemnification asset	107,896	—
Other assets	20,021	12,875

Total assets	$1,704,487	$1,045,871

Liabilities and Shareholders’ Equity
Liabilities:
Deposits
Noninterest-bearing demand	$184,098	$104,070
Interest-bearing	1,308,122	742,601

Total deposits	1,492,220	846,671
Other borrowed funds	—	10,000
Junior subordinated debentures	25,774	25,774
Other liabilities	4,847	3,905

Total liabilities	1,522,841	886,350

Commitments and contingencies (See Note 21)

Shareholders’ Equity:
Preferred stock, no par value; 26,380 shares authorized Series A (liquidation preference $1,000 per share); 26,380 shares issued and outstanding at December 31, 2010 and 2009	25,334	24,995
Common stock, no par value; 35,000,000 shares authorized; 15,321,227 and 15,297,801 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	85,264	84,814
Retained earnings	71,307	49,463
Accumulated other comprehensive income (loss)	(259)	249

Total shareholders’ equity	181,646	159,521

Total liabilities and shareholders’ equity	$1,704,487	$1,045,871

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Interest income:
Interest and fees on non-covered loans	$53,414	$53,128	$58,144
Interest and fees on covered loans	19,173	—	—
Interest on taxable investment securities	2,348	809	397
Interest on tax-exempt investment securities	716	402	205
Other	298	53	36

Total interest income	75,949	54,392	58,782

Interest expense:
Interest on deposits	11,091	12,920	18,442
Interest on other borrowed funds	243	434	1,138
Interest on junior subordinated debentures	496	665	1,254

Total interest expense	11,830	14,019	20,834

Net interest income	64,119	40,373	37,948
Provision for loan losses, non-covered loans	12,150	10,200	5,050
Provision for loan losses, covered loans	1,336	—	—

Net interest income after provision for loan losses	50,633	30,173	32,898

Noninterest income:
Service charges and fees	3,462	3,426	2,987
Electronic banking income	1,864	1,397	1,333
Investment products	522	532	338
Bank owned life insurance income	226	154	306
Income from the sale of mortgage loans	1,134	865	223
SBA premium income	578	180	259
Bargain purchase gain on acquisition	19,925	—	—
Change in FDIC indemnification asset	1,884	—	—
Gain on disposition of covered loans	1,840	—	—
Other	2,096	1,107	1,440

Total noninterest income	33,531	7,661	6,886

Noninterest expense:
Salaries and benefits	23,527	14,374	15,373
Occupancy and equipment	5,631	4,244	3,762
Office supplies and printing	1,200	799	572
Data processing	1,434	555	625
Consulting and professional fees	891	811	794
Intangible amortization	672	—	—
Merger related expenses	2,113	—	266
Employee separation expense	—	—	874
FDIC premiums	1,609	1,374	499
OREO and repossession expenses	2,074	1,531	406
Other	7,646	5,046	4,352

Total noninterest expense	46,797	28,734	27,523

Income before provision for income taxes	37,367	9,100	12,261
Provision for income taxes	11,797	2,886	3,929

Net income before preferred dividends	25,570	6,214	8,332
Preferred stock dividends and discount accretion	1,659	1,600	—

Net income available to common shareholders	$23,911	$4,614	$8,332

Net income available per common share, basis	$1.56	$0.46	$0.88
Net income available per common share, diluted	$1.55	$0.46	$0.88
Average number of common shares outstanding, basis	15,307,000	10,011,000	9,465,000
Average number of common shares outstanding, diluted	15,465,000	10,079,000	9,513,000

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	Preferred stock amount	Common stock		Retained earnings	Accumulated other comprehensive income (loss)	Total shareholders’ equity
		Shares	Amount
Balance at January 1, 2008	$—	9,454	$32,812	$40,652	$106	$73,570
Comprehensive income:
Net income	—	—	—	8,332	—	8,332
Net change in unrealized gain (net of tax expense of $99)	—	—	—	—	186	186

Total comprehensive income						8,518

Cash dividends on common stock, $0.26 per share	—	—	—	(2,417)	—	(2,417)
Stock-based compensation expense	—	—	567	—	—	567
Issuance of common stock under stock plans	—	58	302	—	—	302
Tax benefit associated with stock awards	—	—	20	—	—	20
Cancellation of restricted stock	—	(2)	—	—	—	—

Balance at December 31, 2008	$—	9,510	$33,701	$46,567	$292	$80,560

Balance at January 1, 2009	$—	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	—	—	—	6,214	—	6,214
Net change in unrealized gain (net of tax expense of $15)	—	—	—	—	(43)	(43)

Total comprehensive income						6,171

Issuance of preferred stock to U.S. Treasury	24,660	—	—	—	—	24,660
Issuance of warrant to U.S. Treasury	—	—	1,720	—	—	1,720
Issuance of common stock, net of offering costs	—	5,750	48,991	—	—	48,991
Preferred stock dividend and accretion	335	—	—	(1,600)	—	(1,265)
Cash dividends on common stock, $0.18 per share	—	—	—	(1,718)	—	(1,718)
Stock-based compensation expense	—	—	306	—	—	306
Issuance of common stock under stock plans	—	39	90	—	—	90
Tax benefit associated with stock awards	—	—	6	—	—	6
Cancellation of restricted stock	—	(1)	—	—	—	—

Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521

Balance at January 1, 2010	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	—	—	—	25,570	—	25,570
Net change in unrealized gain (net of tax expense of $273)	—	—	—	—	(508)	(508)

Total comprehensive income						25,062

Preferred stock dividends and accretion	339	—	—	(1,659)	—	(1,320)
Cash dividends on common stock, $0.14 per share	—	—	—	(2,067)	—	(2,067)
Stock-based compensation expense	—	—	338	—	—	338
Issuance of common stock under stock plans	—	23	104	—	—	104
Tax benefit associated with stock awards	—	—	8	—	—	8

Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$(259)	$181,646

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Cash flows from operating activities:
Net income	$25,570	$6,214	$8,332
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization (accretion) of investment security discounts, net	560	56	(8)
Depreciation	1,689	1,742	1,731
Intangible amortization	672	—	—
Provision for loan losses, non-covered loans	12,150	10,200	5,050
Provision for loan losses, covered loans	1,336	—	—
Earnings on bank owned life insurance	(226)	(154)	(305)
Net (gain) loss on sale of premises and equipment	15	(57)	19
Net gain on sale of non-covered other real estate owned	(20)	(68)	(32)
Net gain on sale of covered other real estate owned	(1,380)	—	—
Origination of loans held for sale	(134,010)	(110,557)	(30,067)
Proceeds from sales of loans held for sale	126,266	110,220	29,518
Valuation adjustment on non-covered other real estate owned	300	567	254
Valuation adjustment on covered other real estate owned	858	—	—
Bargain purchase gain on acquisitions	(19,925)	—	—
Deferred taxes	2,130	(1,352)	(336)
Change in FDIC indemnification asset	(1,884)	—	—
Stock-based compensation	338	306	567
Excess tax benefit from stock-based compensation	(8)	(6)	(20)
Net change in assets and liabilities:
Net increase in other assets	(2,199)	(3,717)	(180)
Net (increase) decrease in other liabilities	(14,688)	(592)	406

Net cash provided by (used in) operating activities	(2,456)	12,802	14,929

Cash flows from investing activities:
Purchases of investment securities, available for sale	(143,605)	(70,866)	(8,556)
Maturities/calls/principal payments of investment and mortgage-backed securities available for sale	53,947	7,717	4,883
Purchase of FHLB stock	—	—	(446)
Net decrease (increase) in non-covered loans and covered loans	32,992	(3,612)	(23,747)
Purchases of premises and equipment	(14,043)	(2,276)	(1,583)
Proceeds from the sale of premises and equipment	121	—	—
Proceeds from sale of non-covered other real estate owned	2,409	4,146	1,607
Proceeds from sale of covered other real estate owned	8,040	—	—
Capitalization of non-covered other real estate owned improvements	(118)	(415)	—
Capitalization of covered other real estate owned improvements	(282)	—	—
Net proceeds from FDIC indemnification asset	17,381	—	—
Cash acquired in merger, net of cash consideration paid	351,287	—	—

Net cash provided by (used in) investing activities	$308,129	$(65,306)	$(27,842)

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

December 31, 2010, 2009 and 2008

(Dollars in thousands, except per share data)

	2010	2009	2008
Cash flows from financing activities:
Net increase (decrease) in deposits	$(262,400)	$99,511	$(11,194)
New borrowing on other borrowed funds	—	—	60,000
Gross payments on other borrowed funds	(10,000)	(20,000)	(30,000)
Net decrease in FHLB overnight borrowings	(50,152)	(11,640)	(8,860)
Proceeds from issuance of preferred stock	—	26,380	—
Proceeds from issuance of common stock	—	48,991	—
Proceeds from exercise of stock options	104	90	302
Excess tax benefits from stock-based compensation	8	6	20
Dividends paid on preferred stock	(1,320)	(1,265)	—
Dividends paid on common stock	(2,067)	(1,718)	(2,417)

Net cash provided by (used in) financing activities	(325,827)	140,355	7,851

Net change in cash and cash equivalents	(20,154)	87,851	(5,062)
Cash and cash equivalents at beginning of period	101,841	13,990	19,052

Cash and cash equivalents at end of period	$81,687	$101,841	$13,990

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,772	$14,180	$21,271
Income taxes	$14,000	$3,000	$4,352
Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$(508)	$(43)	$186
Transfer of non-covered loans to non-covered other real estate owned	$2,144	$6,590	$2,615
Transfer of covered loans to covered other real estate owned	$18,792	$—	$—
Acquisitions:
Assets acquired	$998,302	$—	$—
Liabilities assumed	$985,351	$—	$—

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

(a)  Description of Business:  Washington Banking Company (the “Company”) was formed on April 30, 1996, and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:

•

Washington Banking Capital Trust I (the “Trust”) was a wholly-owned subsidiary of the Company. The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. During the second quarter of 2007 the Trust was closed after the trust preferred securities were paid off. See Note (12) Trust Preferred Securities and Junior Subordinated Debentures for further details.

•

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note (12) Trust Preferred Securities and Junior Subordinated Debentures for further details.

•

Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note (13) Income Taxes for further details.

(b)  Basis of Presentation:  The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries Whidbey Island Bank and Rural One LLC, as described above. The consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America. All significant intercompany balances and transactions have been eliminated in consolidation. In preparing the consolidated financial statements, in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expense during the reported periods. Actual results could differ from these estimates. Management considers the estimates used in developing the allowance for loan losses, the valuation of covered loans and the FDIC indemnification asset and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

(c)  Recent Financial Accounting Pronouncements:  In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures about Fair Value Measurements. FASB ASU No. 2010-06 requires (i) fair value disclosures by each class of assets and liabilities (generally a subset within a line item as presented in the statement of financial position) rather than major category, (ii) for items measured at fair value on a recurring basis, the amounts of significant transfers between Levels 1 and 2, and transfers into and out of Level 3, and the reasons for those transfers, including separate discussion related to the transfers into each level apart from transfers out of each level, and (iii) gross presentation of the amounts of purchases, sales, issuances, and settlements in the Level 3 recurring measurement reconciliation. Additionally, the ASU clarified that a description of the valuation techniques(s) and inputs used to measure fair values is required for both recurring and nonrecurring fair value measurements. Also, if a valuation technique has changed, entities should disclose that change and the reason for the change. Disclosures other than the gross presentation changes in the Level 3 reconciliation were effective for the first reporting period beginning after December 15, 2009. The requirement to present the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis will be effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact of adoption of FASB ASU No. 2010-06. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855)—Amendments to Certain Recognition and disclosure Requirements. This ASU eliminated the requirement for public filers to disclose the date through which a Company has evaluated subsequent events and refines the scope of the disclosure requirements for reissued financial statements. This ASU was effective for the first quarter of 2010. This ASU did not have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, Derivatives and Hedging (Topic 815)—Scope Exception Related to Embedded Credit Derivatives. The ASU eliminated the scope exception for bifurcation of embedded credit derivatives in interests in securitized financial assets, unless they are created solely by subordination of one financial instrument to another. The ASU was effective the first quarter beginning after June 15, 2010. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18, Receivables (Topic 310)—Effect of a Loan Modification When the Loan Is Part of a Pool That is Accounted for as a Single Asset. This ASU clarified that modifications of loans that are accounted for within a pool under Topic 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring. An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if expected cash flows for the pool change. No additional disclosures are required with this ASU. The amendments in this ASU are effective for modifications of loans accounted for within pools under Topic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively and early application is permitted. Upon initial adoption of the guidance in this ASU, an entity may make a onetime election to terminate accounting for loans as a pool under Topic 310-30. This election may be applied on a pool-by-pool basis and does not preclude an entity from applying pool accounting to subsequent acquisitions of loans with credit deterioration. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU expands existing disclosures to require an entity to provide additional information in their disclosures about the credit quality of their financing receivables and the credit reserves held against them. Specifically, entities will be required to present a roll forward of activity in the allowance for credit losses, the nonaccrual status of financing receivables by class of financing receivables, and impaired financing receivables by class of financing receivables, all on a disaggregated basis. The ASU also requires an entity to provide additional disclosures on credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables, the aging of past due financing receivables at the end of the reporting period by class of financing receivables, the nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses and significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segment. For public entities, the disclosures of period-end balances are effective for interim and annual reporting periods ending after December 15, 2010. For public entities, the disclosures of activity are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this ASU increased credit quality disclosures significantly, did not otherwise have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU No. 2010-29. This ASU requires that if a public entity discloses comparative financial statements, then those disclosures of revenue and earnings of the combined entity should be as though the business combination(s) that occurred during the current year had

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

occurred as of the beginning of the comparable prior annual reporting period only. The ASU also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination. The ASU will be applied prospectively for business combinations that are consummated on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU No. 2010-28, Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity will be required to perform Step 2 of the goodwill impairment test if there are adverse qualitative factors that indicate that it is more likely than not that a goodwill impairment exists. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, for public reporting entities. The adoption of this ASU is not expected to have an impact on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU No. 2011-01, Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20. This ASU temporarily delays the effective date of the disclosures about troubled debt restructurings in Update 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. Accordingly, the Company has not included the disclosures deferred by this ASU.

(d)  Cash and Cash Equivalents:  For purposes of reporting cash flows, cash and cash equivalents include cash on hand and due from banks, interest-earning deposits and federal funds sold, all of which have original maturities of three months or less.

(e)  Investment Securities:  Investment securities available for sale include securities that management intends to use as part of its overall asset/liability management strategy and that may be sold in response to changes in interest rates and resultant prepayment risk and other related factors. Securities available for sale are carried at market value, and unrealized gains and losses (net of related tax effects) are excluded from net income but are included as a separate component of comprehensive income. Upon realization, such gains and losses will be included in net income using the specific identification method. Declines in the fair value of individual securities available-for-sale below their cost that are other than temporary result in write-downs of the individual securities to their fair value. Such write-downs are included in earnings as realized losses.

Prior to the second quarter of 2009, the Company would assess an other-than-temporary impairment (“OTTI”) or permanent impairment based on the nature of the decline and whether the Company has the ability and intent to hold the investments until a market price recovery. If the Company determined a security to be other-than-temporarily or permanently impaired, the full amount of impairment would be recognized through earnings in its entirety. New guidance related to the recognition and presentation of OTTI of debt securities became effective in the second quarter of 2009. Rather than asserting whether a Company has the ability and intent to hold an investment until a market price recovery, a Company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above.

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

(f)  Federal Home Loan Bank Stock:  The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value. As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2010, the Bank’s minimum required investment was approximately $1.3 million. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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

Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Standard and Poor’s rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2010.

(g)  Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate. Net unrealized losses are recognized through a

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

valuation allowance by charges to income. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

(h)  Non-Covered Loans:  Loans are stated at the unpaid principal balance, net of premiums, unearned discounts, net deferred loan origination fees and costs and the allowance for loan losses.

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

(i)  Covered Loans:  Loans acquired in a FDIC-assisted acquisition, that are subject to a loss share agreement, are referred to as “covered loans” and are reported separately in our consolidated balance sheets. Covered loans are reported exclusive of the expected cash flow reimbursements expected from the FDIC.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan (paid off), or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its relative carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

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

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording a provision for loan losses. Any disposals of loans, including sales of loans, payments in full or foreclosures result in the removal of the loan from the pool at its carrying amount.

The covered loans acquired are and will continue to be subject to the Company’s internal and external credit review and monitoring. If credit deterioration is experienced subsequent to the initial acquisition fair value amount, such deterioration will be measured, and a provision for credit losses will be charged to earnings. These provisions will be mostly offset by an increase to the FDIC indemnification asset, and will be recognized in non-interest income.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

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

(l)  Bank Owned Life Insurance:  During the second quarters of 2007 and 2004, the Bank made $5.0 million and $10.0 million investments, respectively, in bank owned life insurance (“BOLI”). These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitations) from the increase in the policies’ underlying investments made by the insurance company. The Bank is capitalizing on the ability to partially offset costs associated with employee compensation and benefit programs with the BOLI.

(m)  Goodwill and Other Intangible Assets, Net:  Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included as a separate line item in the Consolidated Statements of Operations.

The Company performs a goodwill impairment analysis on an annual basis as of December 31. Additionally, the Company performs a goodwill impairment evaluation on an interim basis when events or circumstances indicate impairment potentially exists. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; adverse action or assessment by a regulator; and unanticipated competition.

The goodwill impairment test involves a two-step process. The first step compares the fair value of a reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, the Company would be required to proceed to the second step. In the second step the Company calculates the implied fair value of the reporting unit’s goodwill. The implied fair value of goodwill is determined in the same manner as goodwill recognized in a business combination. The estimated fair value of the Company is allocated to all of the Company’s assets and liabilities, including any unrecognized identifiable intangible assets, as if the Company had been acquired in a business combination and the estimated fair value of the reporting unit is the price paid to acquire it. The allocation process is performed only for purposes of determining the amount of goodwill impairment. No assets or liabilities are written up or down, nor are any additional unrecognized identifiable intangible assets recorded as a part of this process. Any excess of the estimated purchase price over the fair value of the reporting unit’s net assets represents the implied fair value of goodwill. If the carrying amount of the goodwill is greater than the implied fair value of that goodwill, an impairment loss would be recognized as a charge to earnings in an amount equal to that excess.

(n)  Non-Covered Other Real Estate Owned:  Non-covered other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value less estimated

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

selling costs. Losses arising from the initial acquisition of property, in full or partial satisfaction of loans, are charged to the allowance for loan losses.

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

(o)  Covered Other Real Estate Owned:  All other real estate owned (“OREO”) acquired in FDIC-assisted acquisitions that are subject to a FDIC loss-share agreement are referred to as “covered other real estate owned” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the carrying value or fair value, less selling costs, whichever is less.

Covered OREO was initially recorded at its estimated fair value on the acquisition date based on similar market comparable valuations less estimated selling costs. Any subsequent valuation adjustments due to declines in fair value will be charged to non-interest expense, and will be mostly offset by non-interest income representing the corresponding increase to the FDIC indemnification asset for the offsetting loss reimbursement amount. Any recoveries of previous valuation adjustments will be credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

(p)  FDIC Indemnification Asset:  The Company has elected to account for amounts receivable under the loss share agreement as an indemnification asset in accordance with FASB ASC 805. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

The FDIC indemnification asset is reviewed quarterly and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases to the FDIC indemnification asset are recorded immediately as adjustments to noninterest income and decreases to the FDIC indemnification asset are recognized over the life of the loss share agreements.

(q)  Federal Income Taxes:  The Company files a consolidated federal income tax return. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities for a change in tax rate is recognized in income in the period that includes the enactment date.

A valuation allowance is required on deferred tax assets if it is “more likely than not” that the deferred tax asset will not be realized. The determination of the realization of the deferred tax assets is highly subjective and dependent upon judgment concerning management’s evaluation of both positive and negative evidence, including income and losses in recent years, the forecast of future income, applicable tax planning strategies, and

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

assessments of the current and future economic and business conditions. The Company considers both positive and negative evidence regarding the ultimate realization of deferred tax assets. The calculation of our provision for federal income taxes is complex and requires the use of estimates and significant judgments in arriving at the amount of tax benefits to be recognized in the financial statements for a given tax position. It is possible that the tax benefits realized upon the ultimate resolution of a tax position may result in tax benefits that are significantly different from those estimated.

The Company adopted the provisions of FASB ASC 740, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company had no unrecognized tax benefits which would require an adjustment to the January 1, 2007 beginning balance of retained earnings, and had no unrecognized tax benefits at December 31, 2010, 2009 or 2008. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2010, 2009 and 2008, the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.

(r)  Stock-Based Compensation:  The Company has two active stock-based compensation plans. In accordance with Financial Accounting Standards Board Statement ACS 718, Stock Compensation, the Company recognizes in the income statement the grant date fair value of stock options and other equity-based forms of compensation issued to employees over the employee’s requisite service period (generally the vesting period). Stock options vest over a period of no greater than five years from the date of grant. Additionally, the right to exercise the option terminates ten years from the date of grant.

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

The assumptions used in the Black-Scholes pricing model and the weighted average grant date fair value of options granted for the years ended December 31, were as follows:

	2010	2009	2008
Risk-free interest rate	—	—	1.65%-3.44%
Dividend yield rate	—	—	2.80%-2.90%
Price volatility	—	—	40.50%-46.90%
Expected life of options	—	—	5 years
Weighted average grant date fair value	—	—	$2.82

(s)  Earnings Per Share:  According to the revised provisions of FASB ASC 260, Earnings Per Share, which became effective January 1, 2009, nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Certain of the Company’s nonvested restricted stock awards qualify as participating securities. Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

(t)  Fair Value Measurements:  FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

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

(u)  Reclassifications:  Certain amounts in previous years may have been reclassified to conform to the 2010 financial statement presentation. The reclassifications had no impact to reported net income.

(v)  Subsequent Events:  The Company has evaluated events and transactions subsequent to December 31, 2010, for potential recognition or disclosure. See Note (24) Subsequent Events for further details.

(2)  Business Combinations

On April 16, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank, Lynnwood, Washington, from the Federal Deposit Insurance Corporation (“FDIC”), as receiver of City Bank, in an FDIC-assisted transaction. As part of the Purchase and Assumption Agreement, the Bank and the FDIC entered into loss share agreements (each, a “loss share agreement” and collectively, the “loss share agreements”). The Bank will share in the losses, which begins with the Bank incurring the first 2% of losses, on the covered assets. After the first 2% of losses on covered assets, the FDIC will absorb 80% of losses and share in 80% of loss recoveries on 100% of the covered loan portfolio. The loss share agreement for commercial and single family residential mortgage loans are in effect for five years and ten years, respectively, from the April 16, 2010 acquisition date and the loss recovery provisions for such loans are in effect for eight years and ten years, respectively, from the acquisition date.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Business Combinations (continued)

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets. At December 31, 2010, the Bank estimates that there will be no liability under this provision.

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $321.6 million in loans, $280.0 million of cash and cash equivalents and $9.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $17.8 million in other liabilities. The expected net reimbursements under the loss share agreements were recorded at estimated fair value of $84.4 million on the acquisition date. In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration. This instrument was valued at $2.1 million when issued. On April 27, 2010, the FDIC exercised its equity appreciation instrument. The application of the acquisition method of accounting resulted in the recognition goodwill of $4.9 million, which has been reported in the Consolidated Statements of Financial Condition.

The operations of City Bank are included in the Company’s operating results from April 17, 2010, and added revenue of $18.2 million, noninterest expense of $3.7 million and net earnings of $6.2 million for the year ended December 31, 2010. Such operating results do not include any covered loan or covered other real estate owned losses because of the FDIC loss share agreement and are not necessarily indicative of future operating results. City Bank’s results of operations prior to the acquisition are not included in the Company’s operating results.

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

In September 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($46.9 million) minus (ii) the sum of (a) 20% of the net loss amount, plus (b) 25% of the asset discount bid ($62.5 million), plus (c) 3.5% of total loss share assets at acquisition. At December 31, 2010, the Bank estimated a liability of $2.0 million under this provision.

The Bank purchased certain assets of North County Bank from the FDIC including (at fair value) approximately $133.1 million in loans, $71.3 million of cash and cash equivalents, $21.3 million in investment securities and $12.4 million in OREO. The Bank also assumed liabilities with fair values of approximately $257.8 million in deposits and $9.5 million in other liabilities. The expected reimbursements under the loss share agreements were recorded at estimated fair value of $39.0 million on the acquisition date. The application of the acquisition

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Business Combinations (continued)

method of accounting resulted in a net after-tax gain of $13.0 million, which has been reported as a component of noninterest income.

The operations of North County Bank are included in the Company’s operating results from September 25, 2010, and added revenue of $3.1 million, noninterest expense of $973 thousand and net earnings of $1.3 million for the year ended December 31, 2010. Such operating results do not include any covered loan or covered other real estate owned losses because of the FDIC loss share agreement and are not necessarily indicative of future operating results. North County Bank’s results of operations prior to the acquisition are not included in the Company’s operating results.

Merger-related expenses of $2.1 million have been incurred in connection with the acquisitions of City Bank and North County Bank for the year ended December 31, 2010, and have been recognized as a separate line item on the Consolidated Statements of Income.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the Consolidated Statement of Condition. Collectively, these balances are referred to as “covered assets.”

The assets acquired and liabilities assumed from the City Bank and North County Bank acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method). The assets and liabilities, both tangible and intangible, were recorded at estimated fair values as of the acquisition date. The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC 805. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisitions as additional information relating to closing date fair values becomes available. The amounts are also subject to adjustments based upon final settlement with the FDIC. In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date. The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank and North County Bank not assumed by the Bank and certain other types of claims identified in the agreements. The application of the acquisition method of accounting resulted in the recognition of goodwill of $4.9 million in the City Bank acquisition and a pre-tax bargain purchase gain of $19.9 million in the North County Bank acquisition.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Business Combinations (continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Cost basis net assets (liabilities)	$(54,943)	$11,217
Cash payment received from the FDIC	99,445	46,860

Net assets acquired before fair value adjustments	44,502	58,077
Fair value adjustments:
Covered loans	(126,378)	(67,360)
Covered other real estate owned	(551)	(6,842)
Core deposit intangible	3,293	50
FDIC indemnification asset	84,393	39,000
Visa Class B common stock	2,025	—
Other assets	(597)	(89)
Deposits	(6,000)	(956)
FHLB advances	(103)	—
Other liabilities	(3,271)	(1,955)
FDIC equity appreciation instrument	(2,131)	—

Pre-tax bargain purchase gain on acquisition	(4,818)	19,925
Deferred income tax liability	(51)	(6,974)

Bargain purchase gain (goodwill) on acquisition	$(4,869)	$12,951

In FDIC-assisted transactions, only certain assets and liabilities are transferred to the acquirer and, depending on the nature and amount of the acquirer’s bid, the FDIC may be required to make a cash payment to the acquirer. In the City Bank acquisition, cost basis net liabilities of $54.9 million and a cash payment received from the FDIC of $99.4 million were transferred to the Company. The goodwill represents the excess of the estimated fair value of the liabilities assumed over the estimated fair value of the assets acquired.

In the North County Bank acquisition, cost basis net assets of $11.2 million and a cash payment received from the FDIC of $46.9 million were transferred to the Company. The bargain purchase gain represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed.

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of City Bank or North County Bank as part of the purchase and assumption agreements. However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC. The term of this option expired 90 days from the acquisition dates. Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals. Prior to the expiration of option terms, the Bank exercised its option and acquired the facilities and furnishings of the eight City Bank locations for $11.1 million. For North County Bank, the Bank exercised its option to assumed the lease of three North County Bank locations and acquired furnishings for $145 thousand.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)  Business Combinations (continued)

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank and North County Bank are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Assets
Cash and due from banks	$277,907	$66,770
Interest-bearing deposits	2,078	4,532

Total cash and cash equivalents	279,985	71,302
Investment securities, available for sale	9,120	21,286
Covered loans	321,581	133,136
FHLB stock	4,744	402
Goodwill	4,869	—
Core deposit intangible	3,293	50
Covered other real estate owned	5,798	12,412
FDIC indemnification asset	84,393	39,000
Other assets	4,236	2,695

Total assets acquired	$718,019	$280,283

Liabilities
Deposits	$650,104	$257,845
FHLB advances	50,152	—
Other liabilities	17,763	9,487

Total liabilities assumed	718,019	267,332

Net assets acquired/bargain purchase gain on acquisition	—	12,951

Total liabilities assumed and net assets acquired	$718,019	$280,283

The acquisition of assets and liabilities of City Bank and North County Bank were significant at a level to require disclosure of one year of historical financial statements and related pro forma financial disclosure. However, given the pervasive nature of the loss sharing agreement entered into with the FDIC, the historical information of City Bank and North County Bank are much less relevant for purposes of assessing the future operations of the combined entity. In addition, prior to closure, City Bank had not completed an audit of their financial statements, and the Company determined that audited financial statements are not and will not be reasonably available for the year ended December 31, 2009. Given these considerations, the Company requested, and received, relief from the Securities and Exchange Commission from submitting certain historical and proforma financial information of City Bank and North County Bank.

(3)  Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. The amount of the required reserve balance at December 31, 2010 and 2009 was $2.7 million and $1.6 million, respectively, and was met by holding cash with the Federal Reserve Bank.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at December 31, 2010 and 2009. At December 31, 2010 and 2009, there were no securities classified as held to maturity or trading.

(dollars in thousands)	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$103,109	$695	$(814)	$102,990
U.S. Treasuries	54,175	530	(62)	54,643
Pass-through securities	1,216	24	(1)	1,239
Taxable state and political subdivisions	6,090	33	(356)	5,767
Tax exempt state and political subdivisions	22,312	603	(304)	22,611
Corporate obligations	9,001	24	(51)	8,974
Investments in mutual funds and other equities	4,044	—	(712)	3,332

Total investment securities available for sale	$199,947	$1,909	$(2,300)	$199,556

(dollars in thousands)	December 31, 2009
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$37,183	$211	$(201)	$37,193
U.S. Treasuries	24,090	37	(144)	23,983
Pass-through securities	661	5	—	666
Taxable state and political subdivisions	1,515	—	(24)	1,491
Tax exempt state and political subdivisions	15,991	519	(47)	16,463
Corporate obligations	1,003	34	—	1,037

Total investment securities available for sale	$80,443	$806	$(416)	$80,833

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2010 and 2009:

(dollars in thousands)	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$52,196	$(814)	$—	$—	$52,196	$(814)
U.S. Treasuries	4,988	(62)	—	—	4,988	(62)
Pass-through securities	200	(1)			200	(1)
Taxable state and political subdivisions	4,221	(356)	—	—	4,221	(356)
Tax exempt state and political subdivisions	6,004	(304)			6,004	(304)
Corporate obligations	7,949	(51)	—	—	7,949	(51)
Investments in mutual funds and other equities	4,044	(712)	—	—	4,044	(712)

Total investment securities available for sale	$79,602	$(2,300)	$—	$—	$79,602	$(2,300)

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Investment Securities (continued)

(dollars in thousands)	December 31, 2009
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$28,018	$(201)	$—	$—	$28,018	$(201)
U.S. Treasuries	19,956	(144)	—	—	19,956	(144)
Taxable state and political subdivisions	1,491	(24)	—	—	1,491	(24)
Tax exempt state and political subdivisions	2,587	(47)	—	—	2,587	(47)

Total investment securities available for sale	$52,052	$(416)	$—	$—	$52,052	$(416)

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates, the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets and not due to concerns regarding the underlying credit of the issuers or the underlying collateral. There were 52 securities with unrealized losses at December 31, 2010.

Contractual maturities of securities as of December 31, 2010, are shown below. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1-5 years	5-10 years	Over 10 years	Total
U.S. government agencies
Amortized cost	$5,022	$92,581	$5,506	$—	$103,109
Fair value	5,047	92,603	5,340	—	102,990
U.S. Treasuries
Amortized cost	12,005	42,170	—	—	54,175
Fair value	12,058	42,585	—	—	54,643
Pass-through securities
Amortized cost	297	170	99	650	1,216
Fair value	297	170	99	673	1,239
Taxable state and political subdivisions
Amortized cost	—	—	1,797	4,293	6,090
Fair value	—	—	1,808	3,959	5,767
Tax exempt state and political subdivisions
Amortized cost	1,456	4,480	5,643	10,733	22,312
Fair value	1,480	4,670	5,802	10,659	22,611
Corporate obligations
Amortized cost	1,001	8,000	—	—	9,001
Fair value	1,026	7,948	—	—	8,974
Investments in mutual funds and other equities
Amortized cost	—	—	—	4,044	4,044
Fair value	—	—	—	3,332	3,332

Total amortized cost	$19,781	$147,401	$13,045	$19,720	$199,947

Total fair value	$19,908	$147,976	$13,049	$18,623	$199,556

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4)  Investment Securities (continued)

For the years ended December 31, 2010, 2009 and 2008, there were no sales of investment securities available for sale.

The following table shows securities, which were pledged to secure public deposits, borrowings and other items, as permitted or required by law, at December 31, 2010:

(dollars in thousands)	2010
	Amortized cost	Fair value
To state and local governments to secure public deposits	$43,798	$44,491
To Federal Reserve Bank to secure borrowings	27,329	27,051
To Federal Home Loan Bank to secure borrowings	7,648	7,482
To U.S. Treasury and Federal Reserve to secure customer tax payments	1,034	1,058
Other securities pledged, principally to secure deposits	12,072	12,267

Total pledged investment securities	$91,881	$92,349

(5)  Non-covered Loans

The major classifications of non-covered loans, excluding loans held for resale, at December 31, 2010 and 2009 are as follows:

(dollars in thousands)	2010	2009
Commercial	$145,319	$93,295
Real estate mortgage	395,265	414,058
Real estate construction	115,609	110,277
Consumer	175,896	193,748
	832,089	811,378
Deferred loan costs, net	2,204	2,474
Allowance for loan losses	(18,812)	(16,212)

Total non-covered loans, net	$815,481	$797,640

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Effective December 31, 2010, the Company adopted new disclosure requirements that require disaggregation of disclosures related to the allowance for loan losses by portfolio segment and disclosures related to credit quality of loans by class. The Company’s portfolio segments represent the level of disaggregation at which the Company determines the allowance for loan losses. The Company’s classes represent the level of disaggregation at which the Company monitors the credit quality and risk characteristics of the portfolio segments. The new disclosure requirements do not apply to periods ending before December 15, 2010. Therefore, certain disclosures are presented on a comparative basis in aggregate and then on a disaggregated basis as of December 31, 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Activity in the Non-Covered Allowance for Loan Losses

Changes in the allowance for loan losses for non-covered loans, for the years ended December 31, are summarized below:

(dollars in thousands)	2010	2009	2008
Beginning balance	$16,212	$12,250	$11,126
Provision for loan losses	12,150	10,200	5,050
Charge-offs	(10,779)	(8,270)	(5,404)
Recoveries	1,229	2,032	1,478

Ending balance	$18,812	$16,212	$12,250

The Company recorded an additional allowance for loan losses for covered loans of $1.3 million for the year ended December 31, 2010. See Note (7) for discussion on covered assets.

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, as of December 31, 2010:

(dollars in thousands)	December 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$898	$345	$1,100	$—	$2,343
Collectively evaluated for impairment	3,017	6,162	3,847	3,443	16,469

Total allowance for loan losses	$3,915	$6,507	$4,947	$3,443	$18,812

Non-covered loans
Individually evaluated for impairment	$3,304	$7,014	$15,410	$118	$25,846
Collectively evaluated for impairment	142,015	388,251	100,199	175,778	806,243

Total non-covered loans (1)	$145,319	$395,265	$115,609	$175,896	$832,089

(1)	Total non-covered loans excludes deferred loan costs of $2.2 million.

Credit Quality and Nonperforming Non-covered Loans

The Company manages credit quality and controls its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Non-covered nonperforming loans consist of non-covered nonaccrual loans, non-covered nonaccrual restructured loans and non-covered past due loans greater than ninety days. Non-covered nonperforming loans are assessed for potential loss exposure on an individual or homogeneous group basis.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally, loans are 90 days or more past due). Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments, in accordance with the loan agreement, appear relatively certain.

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

Non-Covered Impaired Loans

The Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans on nonaccrual status. As of December 31, 2010, the Company had no commitments to extend additional credit on these non-covered impaired loans. Non-covered impaired loans and the related allowance for loan losses were as follows:

(dollars in thousands)	December 31,
	2010		2009		2008
	Recorded Investment	Allowance	Recorded Investment	Allowance	Recorded Investment	Allowance
With no related allowance recorded
Nonaccrual loans (1)	$31,318	$—	$427	$—	$571	$—

Total with no related allowance	$31,318	$—	$427	$—	$571	$—

With an allowance recorded
Nonaccrual loans	$14,464	$2,343	$2,968	$1,211	$1,347	$132

Total with an allowance recorded	14,464	2,343	2,968	1,211	1,347	132

Total	$45,782	$2,343	$3,395	$1,211	$1,918	$132

(1)	Nonaccrual loans includes nonaccrual and accrual restructured loans.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, as of December 31, 2010:

(dollars in thousands)	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$1,737	$1,740	$—
Real estate mortgages:
One-to-four family residential	2,700	3,400	—
Multi-family and commercial	2,425	2,552	—

Total real estate mortgages	5,125	5,952	—
Real estate construction:
One-to-four family residential	4,015	4,437	—
Multi-family and commercial	387	387	—

Total real estate construction	4,402	4,824	—
Consumer:
Indirect	—	—	—
Direct	118	118	—

Total consumer	118	118	—

Total with no related allowance recorded	$11,382	$12,634	$—

With an allowance recorded
Commercial	$1,567	$1,567	$898
Real estate mortgages:
One-to-four family residential	1,180	1,188	207
Multi-family and commercial	709	1,036	138

Total real estate mortgages	1,889	2,224	345
Real estate construction:
One-to-four family residential	11,008	11,166	1,100
Multi-family and commercial	—	—	—

Total real estate construction	11,008	11,166	1,100
Consumer:
Indirect	—	—	—
Direct	—	—	—

Total consumer	—	—	—

Total with an allowance recorded	14,464	14,957	2,343

Total impaired non-covered loans	$25,846	$27,591	$2,343

The average balance of non-covered impaired loans for the years ended December 31, 2010, 2009 and 2008 was $9.6 million, $5.6 million and $2.4 million, respectively. Interest income recognized on non-covered impaired loans was $160 thousand, $144 thousand and $83 thousand for the years ended December 31, 2010, 2009 and 2008, respectively. Additional interest income of $200 thousand, $108 thousand and $118 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the years ended December 31, 2010, 2009 and 2008, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of December 31, 2010:

(dollars in thousands)	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$1,010	$461	$—	$1,471	$3,304	$140,544	$145,319
Real estate mortgages:
One-to-four family residential	928	32	—	960	3,880	41,877	46,717
Multi-family and commercial	—	1,799	—	1,799	3,134	343,615	348,548

Total real estate mortgages	928	1,831	—	2,759	7,014	385,492	395,265
Real estate construction:
One-to-four family residential	2,034	2,656	—	4,690	15,023	53,232	72,945
Multi-family and commercial	—	—	—	—	387	42,277	42,664

Total real estate construction	2,034	2,656	—	4,690	15,410	95,509	115,609
Consumer:
Indirect	1,159	259	34	1,452	—	88,779	90,231
Direct	1,214	271	10	1,495	118	84,052	85,665

Total consumer	2,373	530	44	2,947	118	172,831	175,896

Total	$6,345	$5,478	$44	$11,867	$25,846	$794,376	$832,089

Deferred loan costs, net							2,204

Total non-covered loans							834,293

Non-covered Credit Quality Indicators

The Company’s internal risk rating methodology assigns risk ratings from 1 to 9, where a higher rating represents higher risk. The 9 risk ratings can be generally described by the following groups:

Pass/Watch:  These loans range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention:  Loans assigned this category present certain potential weaknesses that require management’s attention. Those weaknesses, if left uncorrected, may result in deterioration of the borrower’s repayment ability or the Company’s credit position in the future.

Substandard:  Substandard loans are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any. There are well-defined weaknesses that may jeopardize the

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

repayment of debt. Such weaknesses include deteriorated financial condition of the borrower resulting from insufficient income, excessive expenses or other factors that result in inadequate cash flows to meet all scheduled obligations.

Doubtful/Loss:  Loans assigned as doubtful have all the weaknesses inherent with substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable. The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage of, and strengthen the credit, its classification as an estimated loss is deferred until a more exact status may be determined. The Company charges off loans that would otherwise be classified loss.

The following table summarizes our internal risk rating, by class, as of December 31, 2010:

(dollars in thousands)	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/ Loss	Total
Commercial	$112,145	$6,265	$26,909	$—	$145,319
Real estate mortgages:
One-to-four family residential	36,626	1,788	8,303	—	46,717
Multi-family and commercial	283,790	24,617	40,141	—	348,548

Total real estate mortgages	320,416	26,405	48,444	—	395,265
Real estate construction:
One-to-four family residential	27,485	3,860	41,600	—	72,945
Multi-family and commercial	32,015	9,917	732	—	42,664

Total real estate construction	59,500	13,777	42,332	—	115,609
Consumer:
Indirect	87,679	11	2,541	—	90,231
Direct	78,846	1,132	5,687	—	85,665

Total consumer	166,525	1,143	8,228	—	175,896

Total	$658,586	$47,590	$125,913	$—	$832,089

Deferred loan costs, net					2,204

					$834,293

(7)  Covered Assets and Indemnification Asset

(a)  Covered Loans:  Loans acquired in an FDIC-assisted acquisition that are subject to a loss share agreement are referred to as “covered loans” and reported separately in the Consolidated Statements of Financial Condition. Covered loans are reported exclusive of the expected cash flow reimbursements from the FDIC.

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Gross loans acquired	$447,959	$200,496
Fair value discount	(126,378)	(67,360)

Covered loans, net	$321,581	$133,136

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Covered Assets and Indemnification Asset (continued)

The following table presents the major types of covered loans at December 31, 2010:

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034

Total real estate mortgages	244,648	55,110	299,758
Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679

Total real estate construction	51,110	98,454	149,564
Consumer—direct	4,050	18,576	22,626

Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)

Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	—	(1,336)

Total covered loans, net	$238,214	$126,603	$364,817

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Undiscounted contractual cash flows	$504,721	$225,937
Undiscounted cash flows not expected to be collected (nonaccretable difference)	(132,419)	(61,906)

Undiscounted cash flows expected to be collected	372,302	164,031
Accretable yield at acquisition	(50,721)	(30,895)

Estimated fair value of loans acquired at acquisition	$321,581	$133,136

The following table presents the changes in the accretable yield for the year ended December 31, 2010 for each respective acquired loan portfolio:

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank
Balance, beginning of period	$—	$—
Additions resulting from acquisition	50,721	30,895
Accretion to interest income	(16,258)	(3,015)
Disposals	(11,093)	—
Reclassification (to)/from nonaccretable difference	32,709	—

Balance, end of period	$56,079	$27,880

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7)  Covered Assets and Indemnification Asset (continued)

The following table summarizes nonperforming covered assets at December 31, 2010:

(dollars in thousands)	December 31, 2010
Covered nonaccrual loans	$96,182
Covered restructured loans	14,724

Total covered nonperforming loans	110,906
Covered other real estate owned	29,766

Total covered nonperforming assets	$140,672

Total covered impaired loans	$110,906
Covered accruing loans past due 90 days or more	—
Allowance for loan losses	$1,336
Covered nonperforming loans to total covered loans	30.29%
Allowance for loan losses to total covered loans	0.36%
Allowance for loan losses to covered nonperforming loans	1.20%
Covered nonperforming assets to total assets	8.25%

(b)  Covered Other Real Estate Owned:  All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss share agreement are referred to as “covered OREO” and reported separately in the Consolidated Statements of Financial Condition. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the loan’s carrying value, inclusive of the acquisition date fair value discount.

The following table summarizes the activity related to covered OREO for the year ended December 31, 2010:

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$—	$—	$—
Acquisition	5,798	12,412	18,210
Additions to covered OREO	16,854	1,938	18,792
Capitalized improvements	234	48	282
Dispositions of covered OREO	(4,330)	(2,330)	(6,660)
Valuation adjustments	(650)	(208)	(858)

Balance, end of period	$17,906	$11,860	$29,766

(c)  FDIC Indemnification Asset:  The following table summarizes the activity related to the FDIC indemnification asset for each respective acquired portfolio for the year ended December 31, 2010:

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$—	$—	$—
Acquisition	84,393	39,000	123,393
Change in FDIC indemnification asset	1,426	458	1,884
Transfers to due from FDIC	(17,430)	49	(17,381)

Balance, end of period	$68,389	$39,507	$107,896

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(8)  Premises and Equipment

Premises and equipment consisted of the following:

(dollars in thousands)	December 31,
	2010	2009
Land and buildings	$36,073	$24,452
Furniture and equipment	11,507	9,734
Land improvements	3,491	3,339
Computer software	2,502	2,189
Construction in progress	767	595

Subtotal	54,340	40,309
Less: accumulated depreciation	(16,493)	(14,814)

Total	$37,847	$25,495

Depreciation expense on premises and equipment totaled $1.7 million for each of the years ended December 31, 2010, 2009 and 2008.

(9)  Non-covered Other Real Estate Owned

The following table presents the activity related to non-covered OREO for the years ended December 31:

(dollars in thousands)	2010	2009
Balance, beginning of period	$4,549	$2,226
Additions to OREO	2,144	6,590
Capitalized improvements	118	415
Dispositions of OREO	(2,389)	(4,115)
Valuation adjustments	(300)	(567)

Balance, end of period	$4,122	$4,549

(10)  Deposits

The following table presents the major types of deposits at December 31:

(dollars in thousands)	December 31,
	2010	2009
Noninterest-bearing demand	$184,098	$104,070
NOW accounts	206,717	141,121
Money market	341,211	202,144
Savings	94,235	49,003
Time deposits	665,959	350,333

Total	$1,492,220	$846,671

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(10)  Deposits (continued)

The following table presents the scheduled maturities of time deposits as of December 31, 2010:

(dollars in thousands)	December 31, 2010
	Less than 1 year	1-2 years	2-3 years	3-4 years	4-5 years	Over 5 years	Total
Time deposits of $100,000 or more	$200,349	$31,787	$7,217	$18,973	$19,544	$—	$277,870
All other time deposits	235,835	51,121	13,623	62,256	25,254	—	388,089

Total	$436,184	$82,908	$20,840	$81,229	$44,798	$—	$665,959

(11)  Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2010, the line of credit available to the Bank was $212.2 million. The Bank may borrow from the FHLB in amounts up to 20% of its total assets, subject to certain restrictions and collateral. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans. As of December 31, 2010, collateral consisted entirely of eligible real estate loans in the amount of $318.5 million.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2010 and December 31, 2009. Available borrowings under these lines of credit totaled $35.0 million at December 31, 2010 and $60.0 million at December 31, 2009.

(dollars in thousands)	December 31,
	2010	2009
Year to date average balance	$279	$517
Maximum amount outstanding at any month end	—	—
Weighted average interest rate on amount outstanding at year end	—	—

(12)  Trust Preferred Securities and Junior Subordinated Debentures

Washington Banking Capital Trust I, a statutory business trust, was a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. On June 27, 2002, the Trust issued $15.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. On June 29, 2007, the Company called the $15.0 million of trust preferred securities issued. The Trust was subsequently closed.

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust preferred securities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2010, the rate was 1.85%.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Income Taxes

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income:

(dollars in thousands)	December 31,
	2010	2009	2008
Current tax expense	9,667	$4,238	$4,265
Deferred tax expense (benefit)	2,130	(1,352)	(336)

Total	$11,797	$2,886	$3,929

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

(dollars in thousands)	December 31,
	2010			2009			2008
Income tax expense at federal statutory rate	13,079	35.0%		$3,185	35.0%		$4,291	35.0%
Federal tax credits	(480)	(1.3%	)	(400)	(4.4%	)	(400)	(3.3%	)
Interest income on tax-exempt securities	(372)	(1.0%	)	(211)	(2.3%	)	(218)	(1.8%	)
Other	(430)	(1.1%	)	312	3.4%		256	2.1%

Total	$11,797	31.6%		$2,886	31.7%		$3,929	32.0%

Federal tax credits are related to the New Markets Tax Credit program, whereby a subsidiary of the Bank has been awarded $3.1 million in future Federal tax credits which are available through 2012. Tax benefits related to these credits will be recognized for financial reporting purposes in the same periods that the credits are recognized in the Company’s income tax returns. The Company believes that it has complied with the various regulatory provisions of the New Markets Tax Credit program for all years presented, and therefore has reflected the impact of these credits in its estimated annual effective tax rate for all years presented.

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

(dollars in thousands)	December 31,
	2010	2009
Deferred tax assets
Covered assets	$26,384	$—
Goodwill	11,307	—
Allowance for loan losses	7,052	5,674
Fair value adjustment of investment securities available for sale	131	—
Deferred compensation	369	344
Other	1,870	9

Total deferred tax assets	$47,113	$6,027
Deferred tax liabilities
FDIC indemnification asset	$38,335	$—
Deferred loan fees	1,718	1,794
Premises and equipment	252	144
FHLB stock dividend	152	152
Investment in partnership	728	560
Prepaid expenses	107	106
Fair value adjustment of investment securities available for sale	—	142
Other	4,604	54

Total deferred tax liabilities	45,896	2,952

Deferred tax assets, net	$1,217	$3,075

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(13)  Income Taxes (continued)

There was no valuation allowance for deferred tax assets as of December 31, 2010 or 2009. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

(14)  Earnings per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

(dollars in thousands)	December 31,
	2010	2009	2008
Income available to common shareholders	$23,911	$4,614	$8,332
Weighted average number of common shares, basic	15,307,000	10,011,000	9,465,000
Effect of dilutive stock awards and CPP warrants	158,000	68,000	48,000

Weighted average number of common shares, diluted	15,465,000	10,079,000	9,513,000

Earnings per common share
Basic	$1.56	$0.46	$0.88
Diluted	$1.55	$0.46	$0.88

The following table presents the weighted average outstanding non-participating securities that were not included in the computation of diluted earnings per common share because their effect would be anti-dilutive:

	December 31,
	2010	2009	2008
Antidilutive stock awards	67,172	198,734	159,596
Antidilutive TARP CPP stock warrants	—	—	—

Total antidilutive stock equivalents	67,172	198,734	159,596

(15)  Employee Benefit Plans

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

The Company’s contributions for the years ended December 31, 2010, 2009 and 2008; under the employee matching feature of the plan, were $293 thousand, $251 thousand and $273, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2010, 2009 and 2008. There were no contributions under the profit sharing portion of the plan for the years presented.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15)  Employee Benefit Plans (continued)

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

At December 31, 2010 and 2009, liabilities recorded in connection with deferred compensation plan benefits totaled $783 thousand and $733 thousand, respectively, and are recorded in other liabilities.

(c)  Bank Owned Life Insurance:  During the second quarters of 2004 and 2007, the Bank made $10.0 million and $5.0 million investments, respectively, in BOLI. These policies insure the lives of officers of the Bank, and name the Bank as beneficiary. Noninterest income is generated tax-free (subject to certain limitation) from the increase in the policies’ underlying investments made by the insurance company.

(16)  Stock-Based Compensation

The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholders’ approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plans.

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2010, the Company had 539,482 shares available for grant.

(a)  Stock Options:  Under the terms of the 2005 Plan, the exercise price of each incentive stock option must be greater than or equal to the market price of the Company’s stock on the date of the grant. The plan further provides that no stock option granted to a single grantee may exceed $100 thousand in aggregate fair market value in a single calendar year. Stock options vest over a period of no greater than five years from the date of grant. Additionally, the right to exercise the option terminates ten years from the date of grant.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Stock-Based Compensation (continued)

The following table summarizes information on stock option activity during 2010:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2010	221,339	$9.99
Granted	—	—
Exercised	(13,713)	7.63
Forfeited, expired or cancelled	(3,004)	14.32

Outstanding, December 31, 2010	204,622	10.08	5.93	$842

Exercisable at December 31, 2010	148,916	$9.78	5.49	$655

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2010, and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2010. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $75 thousand, $66 thousand and $319 thousand, respectively.

For the year ended December 31, 2010, 2009 and 2008, the Company recognized $169 thousand, $171 thousand and $150 thousand, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2010, there was approximately $104 thousand of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 0.9 years.

(b)  Restricted Stock Awards:  The Company grants restricted stock periodically for the benefit of employees. Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.

The following table summarizes information on restricted stock activity during 2010:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2010	4,741	$13.32
Granted	—	—
Vested	(3,387)	12.62
Forfeited, expired or cancelled	—	—

Outstanding, December 31, 2010	1,354	$15.06	0.37

The total intrinsic value of restricted stock vested for the years ended December 31, 2010, 2009 and 2008 was $46 thousand, $32 thousand and $223 thousand, respectively.

For years ended December 31, 2010, 2009 and 2008, the Company recognized $26 thousand, $44 thousand and $181 thousand, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2010, there was $8 thousand of total unrecognized compensation costs related to non-vested restricted stock which is expected to be recognized over a weighted-average period of 0.4 years.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(16)  Stock-Based Compensation (continued)

(c)  Restricted Stock Units:  The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2010:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2010	30,238	$12.29
Granted	37,757	12.74
Vested	(10,462)	12.44
Forfeited, expired or cancelled	—	—

Outstanding, December 31, 2010	57,533	$12.56	3.43

For years ended December 31, 2010, 2009 and 2008, the Company recognized $143 thousand, $91 thousand and $236 thousand, respectively, in restricted stock unit compensation expense as a component of salaries and benefits. As of December 31, 2010, there was $313 thousand of total unrecognized compensation costs related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.3 years.

(17)  Shareholders’ Equity

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Shareholders’ Equity (continued)

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(17)  Shareholders’ Equity (continued)

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

(18)  Regulatory Capital Matters

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

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2010, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18)  Regulatory Capital Matters (continued)

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2010	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Total risk-based capital ratio
Company (consolidated)	$211,751	20.96%	$80,813	8.00%	N/A
Whidbey Island Bank	209,769	20.78%	80,756	8.00%	100,946	10.00%
Tier 1 risk-based capital ratio
Company (consolidated)	199,048	19.70%	40,407	4.00%	N/A
Whidbey Island Bank	197,074	19.52%	40,378	4.00%	60,567	6.00%
Tier 1 leverage ratio
Company (consolidated)	199,048	11.42%	69,703	4.00%	N/A
Whidbey Island Bank	197,074	11.30%	69,746	4.00%	87,182	5.00%

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2009	Amount	Ratio	Amount	Minimum Ratio	Amount	Minimum Ratio
Total risk-based capital ratio
Company (consolidated)	$195,361	22.15%	$70,560	8.00%	N/A
Whidbey Island Bank	189,711	21.55%	70,427	8.00%	88,034	10.00%
Tier 1 risk-based capital ratio
Company (consolidated)	184,272	20.89%	35,279	4.00%	N/A
Whidbey Island Bank	178,656	20.29%	35,213	4.00%	52,626	6.00%
Tier 1 leverage ratio
Company (consolidated)	184,272	18.73%	39,358	4.00%	N/A
Whidbey Island Bank	178,656	18.17%	39,323	4.00%	45,154	5.00%

(19)  Fair Value Measurements

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Fair Value Measurements (continued)

The following table presents the Company’s assets measured at fair value on a recurring basis for the years ending December 31, 2010 and 2009:

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$102,990	$—	$102,990
U.S. Treasuries	—	54,643	—	54,643
Pass-through securities	—	1,239	—	1,239
Taxable state and political subdivisions	—	5,767	—	5,767
Tax exempt state and political subdivisions	—	22,611	—	22,611
Corporate obligations	—	8,974	—	8,974
Investments in mutual funds and other equities	—	3,332	—	3,332

Total	$—	$199,556	$—	$199,556

(dollars in thousands)	Fair Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$37,193	$—	$37,193
U.S. Treasuries	—	23,983	—	23,983
Pass-through securities	—	666	—	666
Taxable state and political subdivisions	—	1,491	—	1,491
Tax exempt state and political subdivisions	—	16,463	—	16,463
Corporate obligations	—	1,037	—	1,037

Total	$	$80,833	$	$80,833

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Fair Value Measurements (continued)

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the years ending December 31, 2010 and 2009:

(dollars in thousands)	December 31, 2010
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans(1)	$—	$—	$23,503	$23,503	$(8,269)
Non-covered other real estate owned(2)	—	—	4,122	4,122	(300)
Covered other real estate owned(2)	—	—	29,766	29,766	(858)

Total	$—	$—	$57,391	$57,391	$(9,427)

(dollars in thousands)	December 31, 2009
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans(1)	$—	$—	$2,184	$2,184	$(1,211)
Non-covered other real estate owned(2)	—	—	4,549	4,549	(516)

Total	$—	$—	$6,733	$6,733	$(1,727)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
(2)

Represents the fair value and related losses of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as non-covered other real estate owned and covered other real estate owned.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Fair Value Measurements (continued)

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

(b)  Disclosures about Fair Value of Financial Instruments:  The table below is a summary of fair value estimates for financial instruments at December 31, 2010 and 2009, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities. In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	December 31, 2010		December 31, 2009
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$19,766	$19,766	$14,950	$14,950
Interest-bearing deposits	61,186	61,186	86,891	86,891
Federal funds sold	735	735	—	—
Investment securities available for sale	199,556	199,556	80,833	80,833
FHLB stock	7,576	7,576	2,430	2,430
Loans held for sale	10,976	10,976	3,232	3,232
Non-covered loans	815,481	813,769	797,640	791,382
Covered loans	364,817	411,266	—	—
FDIC indemnification asset	107,896	73,078	—	—
Financial liabilities:
Deposits	1,492,220	1,496,791	846,671	837,586
Other borrowed funds	—	—	10,000	10,175
Junior subordinated debentures	25,774	9,396	25,774	9,210

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(19)  Fair Value Measurements (continued)

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

Covered Loans:  Covered loans are measured at estimated fair value on the date of acquisition. Subsequent to acquisition, the fair value of covered loans is measured using the same methodology as that of non-covered loans.

FDIC Indemnification Asset:  The FDIC indemnification asset is calculated as the expected future cash flows under the loss share agreement discounted by a rate reflective of a U.S. government agency.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

Condensed Balance Sheets

(dollars in thousands)	December 31,
	2010	2009
Assets
Cash and cash equivalents	$1,476	$5,035
Investment in subsidiaries	205,434	179,680
Other assets	702	821

Total assets	$207,612	$185,536

Liabilities
Junior subordinated debentures	25,774	25,774
Other liabilities	192	241

Total liabilities	25,966	26,015

Shareholders’ Equity
Preferred stock	25,334	24,995
Common stock	85,264	84,814
Retained earnings	71,307	49,463
Accumulated other comprehensive income, net	(259)	249

Total shareholders’ equity	181,646	159,521

Total liabilities and shareholders’ equity	$207,612	$185,536

Condensed Statements of Income

(dollars in thousands)	December 31,
	2010	2009	2008
Interest income:
Interest on taxable investment securities	$15	$20	$38
Other	—	—	2

Total interest income	15	20	40
Interest expense:
Junior subordinated debentures	496	665	1,254

Total interest expense	496	665	1,254
Noninterest expense	832	910	1,170
Loss before income tax benefit and undistributed earnings of subsidiaries	(1,313)	(1,555)	(2,384)
Income tax benefit	459	543	833

Loss before undistributed earnings of subsidiaries	(854)	(1,012)	(1,551)
Undistributed earnings of subsidiaries	25,924	3,051	8,676
Dividend income from Bank	500	4,175	1,207

Net income	25,570	6,214	8,332
Preferred dividends	1,659	1,600	—

Net income available to common shareholders	$23,911	$4,614	$8,332

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(20)  Washington Banking Company Information (continued)

Condensed Statements of Cash Flows

(dollars in thousands)	December 31,
	2010	2009	2008
Operating activities:
Net income	$25,570	$6,214	$8,332
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(25,924)	(3,051)	(8,676)
Net (increase) decrease in other assets	128	126	(391)
Net decrease in other liabilities	(50)	188	(14)

Cash flows provided by (used in) operating activities	(276)	3,477	(749)

Investing activities:
Investment in subsidiaries	—	(71,380)	—

Cash flows used in investing activities	—	(71,380)	—

Financing activities:
Dividends paid on preferred stock	(1,320)	(1,265)	—
Dividends paid on common stock	(2,067)	(1,718)	(2,417)
Preferred stock issued	—	26,380	—
Common stock issued	—	48,991	—
Proceeds from issuance of common stock under stock plans	104	90	322

Cash flows provided by (used in) financing activities	(3,283)	72,478	(2,095)

Net change in cash and cash equivalents	(3,559)	4,575	(2,844)
Cash and cash equivalents at beginning of period	5,035	460	3,304

Cash and cash equivalents at end of period	$1,476	$5,035	$460

(21)  Commitments and Contingencies

(a)  Leasing Arrangements:  The Company is obligated under a number of non-cancelable operating leases for land and buildings. The majority of these leases have renewal options. In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2010, the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining non-cancelable lease terms of one year or more are as follows:

(dollars in thousands)	2011	2012	2013	2014	2015	Thereafter	Total
Minimum payments	$1,197	$1,095	$1,021	$961	$964	$6,717	$11,955

Rent expense applicable to operating leases for the years ended December 31, 2010, 2009 and 2008, was $1.2 million, $631 thousand and $435 thousand, respectively.

(b)  Commitments to Extend Credit:  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(21)  Commitments and Contingencies (continued)

dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include: property, plant and equipment; accounts receivable; inventory; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2010.

For the years ended December 31, 2010, 2009 and 2008, the Bank has not been required to perform on any financial guarantees. In 2009, the Bank incurred a $100,000 loss on commitments. No losses were incurred in 2010 or 2008.

Commitments to extend credit were as follows:

(dollars in thousands)	December 31, 2010
Loan commitments
Fixed rate	$20,423
Variable rate	129,561
Standby letters of credit	1,756

Total commitments	$151,740

(c)  Contingencies:  The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities. Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

(22)  Related Party Transactions

At December 31, 2010 and 2009, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals. All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectability. The following table details the loan activity of related party transactions for the years ended December 31:

(dollars in thousands)	2010	2009
Beginning balance	$1,650	$3,200
New loans or advances	2,293	306
Payments	(1,839)	(510)
Reclassifications(1)	1,170	(1,346)

Ending balance	$3,274	$1,650

Available credit	$282	$676

(1)	Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(22)  Related Party Transactions (continued)

Deposits from related parties held by the Bank at December 31, 2010 and 2009, totaled $3.2 million and $7.4 million, respectively.

(23)  Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

(dollars in thousands)	Year Ended December 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$13,692	$18,474	$21,240	$22,543
Interest expense	2,711	3,019	3,269	2,831

Net interest income	10,981	15,455	17,971	19,712
Provision for loan losses	2,150	2,550	3,950	4,836

Net interest income after provision for loan losses	8,831	12,905	14,021	14,876
Noninterest income	1,743	4,048	22,568	5,172
Noninterest expense	7,775	11,927	12,845	14,250

Income before provision for income taxes	2,799	5,026	23,744	5,798
Provision for income taxes	804	1,531	8,049	1,413

Net income before preferred dividends	1,995	3,495	15,695	4,385
Preferred dividends	414	415	415	415

Net income available to common shareholders	$1,581	$3,080	$15,280	$3,970

Basis earnings per share	$0.10	$0.20	$1.00	$0.26
Diluted earnings per share	$0.10	$0.20	$0.99	$0.26
Cash dividends declared per share	$0.025	$0.03	$0.03	$0.05

(dollars in thousands)	Year Ended December 31, 2009
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$13,205	$13,488	$13,877	$13,822
Interest expense	3,876	3,680	3,434	3,029

Net interest income	9,329	9,808	10,443	10,793
Provision for loan losses	2,450	3,000	2,500	2,250

Net interest income after provision for loan losses	6,879	6,808	7,943	8,543
Noninterest income	2,003	2,073	1,848	1,737
Noninterest expense	6,546	7,187	7,378	7,623

Income before provision for income taxes	2,336	1,694	2,413	2,657
Provision for income taxes	762	463	740	921

Net income before preferred dividends	1,574	1,231	1,673	1,736
Preferred dividends	359	413	414	414

Net income available to common shareholders	$1,215	$818	$1,259	$1,322

Basis earnings per share	$0.13	$0.09	$0.13	$0.12
Diluted earnings per share	$0.13	$0.09	$0.13	$0.10
Cash dividends declared per share	$0.065	$0.065	$0.025	$0.025

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(24)  Subsequent Events

On March 2, 2011, the Company completed the repurchase of Warrant to Purchase Common Stock issued to the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program. The Company repurchased the Warrant for $1.6 million. The Warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

On February 1, 2011, the Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of February 11, 2011, payable on March 1, 2011.

On January 12, 2011, the Company redeemed all 26,380 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued in January 2009 to the U.S. Department of the Treasury under the Troubled Asset Relief Program (TARP) Capital Purchase Program (CPP). The Company paid a total of $26.6 million to the Treasury, consisting of $26.4 million in principal and $209 thousand in accrued and unpaid dividends. The Company’s redemption of the shares is not subject to additional conditions. At December 31, 2010, the preferred stock had a carrying value of $25.3 million (net of a $1 million unaccreted discount) on the Company’s statement of financial condition. The Company will accelerate the accretion of the remaining discount in the first quarter of 2011, reducing net income available to common shareholders by $1 million.

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

There have been no changes in the Company’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8—Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.

Item 9B.	Other Information

On December 30, 2010, the Company and the Bank entered into Salary Continuation Agreements with CEO John L. Wagner, which provide for a retirement benefit upon termination of employment. The Agreements provide for a fixed schedule of retirement benefits to be paid to Mr. Wagner if he retires on or after reaching age 69 (with respect to the Bank) and age 72 (with respect to the Company). The normal retirement benefit includes $100,000 from the Bank in a lump sum payment at retirement and $75,000 per year for five years from the applicable retirement age ($50,000 from the Bank and $25,000 from the Company).

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2010 fiscal year end ( the “Proxy Statement”).

The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report. Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Beneficial Ownership and Section 16(a) Reporting Compliance,” of the Proxy Statement. The required Corporate Governance information related to our Code of Ethics, nominating procedures and the Company’s Board of Directors Audit Committee is incorporated by reference to the Proxy Statement.

Item 11.	Executive Compensation

For information concerning executive compensation see “Executive Compensation” of the Proxy Statement, which is incorporated herein by reference. The Report of the Compensation Committee on Executive Compensation contained in the Proxy Statement is furnished and not filed and not deemed to be incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For information concerning security ownership of certain beneficial owners and management see “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement, which is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

For information concerning certain relationships and related transactions, see “Interest of Management in Certain Transactions” of the Proxy Statement, which is incorporated herein by reference. The required information related to the independence of our directors is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

For information concerning principal accounting fees and services, see “Relationship with Independent Public Accountants” of the Proxy Statement, which is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) (1)	Financial Statements: The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.

(2)	Financial Statement Schedules: All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 of this report.

(3)	Exhibits: The exhibits filed as part of this report and exhibits incorporated herein by reference to other documents are listed in the Index of Exhibits to this annual report, which immediately follows the signature page.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th of March, 2011.

WASHINGTON BANKING COMPANY

(Registrant)

By /s/    John L. Wagner

John L. Wagner

President and

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 16th of March, 2011.

Principal Executive Officer:

By /s/    John L. Wagner

John L. Wagner

President and

Chief Executive Officer

Principal Financial and Accounting Officer:

By /s/    Richard A. Shields

Richard A. Shields

Executive Vice President and

Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 16, 2011, as a director and as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Jay T. Lein

Gragg E. Miller

Anthony B. Pickering

Robert T. Severns

Edward J. Wallgren

By /s/    John L. Wagner

John L. Wagner

Director and Attorney-in-fact

March 16, 2011

INDEX TO EXHIBITS

2.1	Purchase and Assumption Agreement with FDIC dated September 24, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2010)
2.2	Purchase and Assumption Agreement with FDIC dated April 16, 2010 (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 21, 2010)
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-K filed March 12, 2010)
3.2	Bylaws of the Company (2)
4.1	Form of Common Stock Certificate (2)
4.2	Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request
10.1*	1998 Stock Option and Restricted Stock Award Plan (4)
10.2*	2005 Stock Incentive Plan (5)
10.3*	Employment Agreement between the Company and John L. Wagner (6)
10.4*	Employment Agreement between the Company and Richard A. Shields (6)
10.5*	Employment Agreement between the Company and Joseph W. Niemer (7)
10.6*	Employment Agreement between the Company and Bryan McDonald
10.7*	Form of Amendment (409A) to Executive Employment Agreements with Named Executive Officers Wagner, Shields and Niemer effective December 31, 2010
10.8*	Salary Continuation Agreement between the Company and John L. Wagner dated effective December 30, 2010
10.9*	Salary Continuation Agreement between the Bank and John L. Wagner dated effective December 30, 2010
10.10*	Form of Restricted Stock Award Agreement with John L. Wagner
12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21	Subsidiaries of Company
23.1	Consent of Moss Adams LLP
24	Powers of Attorney
31.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1	Subsequent Year Certification of Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), for the fiscal year ended December 31, 2010
99.2	Subsequent Year Certification of Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stabilization Act of 2008, as amended (“EESA”), for the fiscal year ended December 31, 2010

* Indicates management contract or compensatory plan or arrangement

(2) Incorporated by reference to the Company’s registration statement Form SB-2 (File No. 333-49925), filed April 10, 1998
(4) Incorporated by reference to the Company’s definitive proxy statement on Schedule 14A, filed August 20, 1998

(5) Incorporated by reference to the Company’s registration statement Form S-8 (File No. 333-129647), filed November 10, 2005
(6) Incorporated by reference to the Company’s Current Report on Form 8-K, filed May 12, 2005
(7) Incorporated by reference to the Company’s Current Report on Form 8-K, filed September 30, 2005
(8) Incorporated by reference to the Company’s Annual Report on Form 10-K for year ended December 31, 2008, filed March 16, 2009