Form 10-Q
period 2011-03-31
WASHINGTON BANKING CO
filed 2011-05-10
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at May 3, 2011 was 15,333,027.

WASHINGTON BANKING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Condition (unaudited)

(Dollars in thousands, except per share data)

	March 31,	December 31,
	2011	2010
Assets
Cash and due from banks	$24,349	$19,766
($5,274 and $2,748, respectively, are restricted)
Interest-bearing deposits	102,237	61,186
Federal funds sold	1,100	735
Total cash, restricted cash and cash equivalents	127,686	81,687
Investment securities available for sale, at fair value	183,378	199,556
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	3,455	10,976
Non-covered loans, net of allowance for loan losses	807,498	815,481
Covered loans, net of allowance for loan losses	340,290	364,817
Total loans, net of allowances for loan losses	1,147,788	1,180,298
Premises and equipment, net	37,715	37,847
Bank owned life insurance	17,282	17,202
Goodwill and other intangible assets, net	7,383	7,540
Non-covered other real estate owned	4,845	4,122
Covered other real estate owned	28,826	29,766
FDIC indemnification asset	96,863	107,896
Other assets	20,590	20,021
Total assets	$1,683,387	$1,704,487
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$188,583	$184,098
Interest-bearing	1,305,930	1,308,122
Total deposits	1,494,513	1,492,220

Junior subordinated debentures	25,774	25,774
Other liabilities	5,975	4,847
Total liabilities	1,526,262	1,522,841
Commitments and contingencies (See Note 14)
Shareholders' Equity:
Preferred stock, no par value; 26,380 shares authorized
Series A (liquidiation preference $1,000 per share); no shares issued
and outstanding at March 31, 2011 and 26,380 at December 31, 2010	-	25,334
Common stock, no par value; 35,000,000 shares authorized; 15,333,073 and
15,321,277 shares issued and outstanding at March 31, 2011 and
December 31, 2010, respectively	83,869	85,264
Retained earnings	73,533	71,307
Accumulated other comprehensive loss	(277)	(259)
Total shareholders' equity	157,125	181,646
Total liabilities and shareholders' equity	$1,683,387	$1,704,487

WASHINGTON BANKING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010
Interest income:
Interest and fees on non-covered loans	$12,640	$13,085
Interest and fees on covered loans	8,310	-
Interest on taxable investment securities	793	413
Interest on tax-exempt investment securities	210	158
Other	45	36
Total interest income	21,998	13,692
Interest expense:
Interest on deposits	2,591	2,503
Interest on other borrowed funds	-	91
Interest on junior subordinated debentures	120	117
Total interest expense	2,711	2,711
Net interest income	19,287	10,981
Provision for loan losses, non-covered loans	3,000	2,150
Net interest income after provision for loan losses	16,287	8,831
Noninterest income:
Service charges and fees	993	735
Electronic banking income	556	367
Investment products	222	50
Bank owned life insurance income	80	82
Income from the sale of mortgage loans	338	141
SBA premium income	121	46
Change in FDIC indemnification asset	(1,316)	-
Gain on disposition of covered assets	2,218	-
Other	520	322
Total noninterest income	3,732	1,743
Noninterest expense:
Salaries and benefits	6,819	4,329
Occupancy and equipment	1,667	1,027
Office supplies and printing	330	210
Data processing	470	211
Consulting and professional fees	444	268
Intangible amortization	157	-
Merger related expenses	119	-
FDIC premiums	589	252
Non-covered OREO and repossession expenses	300	193
Covered OREO and repossession expenses	770	-
Other	2,391	1,285
Total noninterest expense	14,056	7,775
Income before provision for income taxes	5,963	2,799
Provision for income taxes	1,887	804
Net income before preferred dividends	4,076	1,995
Preferred stock dividends and discount accretion	1,084	414
Net income available to common shareholders	$2,992	$1,581
Net income available per common share, basis	$0.20	$0.10
Net income available per common share, diluted	$0.19	$0.10
Average number of common shares outstanding, basis	15,329,000	15,297,000
Average number of common shares outstanding, diluted	15,467,000	15,430,000

WASHINGTON BANKING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity and

Comprehensive Income (unaudited)

(Dollars and shares in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	1,995	-	1,995
Net change in unrealized gain
(net of tax expense of $168)	-	-	-	-	307	307
Total comprehensive income						2,302
Preferred stock dividend and accretion	85	-	-	(414)	-	(329)
Cash dividends on common stock,
$0.025 per share	-	-	-	(382)	-	(382)
Stock-based compensation expense	-	-	77	-	-	77
Issuance of common stock under stock plans	-	5	3	-	-	3
Balance at March 31, 2010	$25,080	15,303	$84,894	$50,662	$556	$161,192

Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$(259)	$181,646
Comprehensive income:
Net income	-	-	-	4,076	-	4,076
Net change in unrealized gain
(net of tax expense of $9)	-	-	-	-	(18)	(18)
Total comprehensive income						4,058
Redemption of preferred stock issued to
U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividend and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.05 per share	-	-	-	(766)	-	(766)
Stock-based compensation expense	-	-	218	-	-	218
Issuance of common stock under stock plans	-	12	7	-	-	7
Tax benefit associated with stock awards	-	-	5	-	-	5
Balance at March 31, 2011	$-	15,333	$83,869	$73,533	$(277)	$157,125

WASHINGTON BANKING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net income	$4,076	$1,995
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security discounts, net	173	93
Depreciation	493	388
Intangible amortization	157	-
Provision for loan losses, non-covered loans	3,000	2,150
Earnings on bank owned life insurance	(80)	(82)
Net gain on sale of premises and equipment	(85)	-
Net loss on sale of non-covered other real estate owned	-	7
Origination of loans held for sale	(32,640)	(17,670)
Proceeds from sales of loans held for sale	40,161	17,605
Deferred taxes	1,991	(6)
Change in FDIC indemnification asset	1,316	-
Stock-based compensation	218	77
Excess tax benefit from stock-based compensation	(5)	-
Net change in assets and liabilities:
Net (increase) decrease in other assets	(2,546)	67
Net increase in other liabilities	1,128	143
Net cash provided by operating activities	17,357	4,767

Cash flows from investing activities:
Purchases of investment securities, available for sale	(3,000)	(21,706)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	18,978	6,703
Net decrease (increase) in non-covered loans and covered loans	21,900	(10,153)
Purchases of premises and equipment	(770)	(565)
Proceeds from the sale of premises and equipment	494	-
Proceeds from sale of non-covered other real estate owned	289	213
Proceeds from sale of covered other real estate owned	7,611	-
Capitalization of non-covered other real estate owned improvements	-	(118)
Capitalization of covered other real estate owned improvements	(73)	-
Net proceeds from FDIC indemnification asset	9,717	-
Net cash provided by (used in) investing activities	$55,146	$(25,626)

WASHINGTON BANKING COMPANY AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from financing activities:
Net increase (decrease) in deposits	$2,293	$(1,031)
Redemption of preferred stock	(26,380)	-
Repurchase of common stock warrant	(1,625)	-
Proceeds from exercise of stock options	7	3
Excess tax benefits from stock-based compensation	5	-
Dividends paid on preferred stock	(38)	(329)
Dividends paid on common stock	(766)	(382)
Net cash used in financing activities	(26,504)	(1,739)

Net change in cash and cash equivalents	45,999	(22,598)
Cash and cash equivalents at beginning of period	81,687	101,841
Cash and cash equivalents at end of period	$127,686	$79,243

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,846	$2,821
Income taxes	$1,200	$1,100

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$(18)	$307
Transfer of non-covered loans to non-covered other real estate owned	$1,012	$490
Transfer of covered loans to covered other real estate owned	$6,598	$-

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996.  At March 31, 2011, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”).  The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans.  The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.  Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of WBCO and its subsidiaries described above.  The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the December 31, 2010 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2011 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2011 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(d) Significant Accounting Policies: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  A more detailed description of the Company’s significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, as filed on Form 10-K.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements

On April 5, 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (Topic 310), which modifies guidance for identifying restructurings of receivables that constitute a troubled debt restructuring.  This ASU is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. The Company is currently evaluating the impact, if any, upon the adoption of the standard.

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

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets.  At December 31, 2010, the Bank estimated that there was no liability under this provision.

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $321.6 million in loans, $280.0 million of cash and cash equivalents and $9.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $17.8 million in other liabilities.  The expected net reimbursements under the loss share agreements were recorded at estimated fair value of $84.4 million on the acquisition date.  In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration.  This instrument was valued at $2.1 million when issued.  On April 27, 2010, the FDIC exercised its equity appreciation instrument.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $4.9 million, which has been reported in the Condensed Consolidated Statements of Financial Condition.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

The Bank purchased certain assets of North County Bank from the FDIC including (at fair value) approximately $133.1 million in loans, $71.3 million of cash and cash equivalents, $21.3 million in investment securities and $12.4 million in OREO.  The Bank also assumed liabilities with fair values of approximately $257.8 million in deposits and $9.5 million in other liabilities.  The expected reimbursements under the loss share agreements were recorded at estimated fair value of $39.0 million on the acquisition date.  The application of the acquisition method of accounting resulted in a net after-tax gain of $13.0 million, which was reported as a component of noninterest income, at the time of acquisition.

Merger-related expenses of $119 thousand have been incurred in connection with the acquisitions of City Bank and North County Bank for the three months ended March 31, 2011, and have been recognized as a separate line item on the Condensed Consolidated Statements of Income.  Merger related expenses include conversion expense, severance and professional and consulting services.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the Condensed Consolidated Statement of Condition.  Collectively, these balances are referred to as “covered assets.”

The assets acquired and liabilities assumed from the City Bank and North County Bank acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at estimated fair values as of the acquisition date.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC 805. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisitions as additional information relating to closing date fair values becomes available.  The amounts are also subject to adjustments based upon final settlement with the FDIC.  In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.  The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank and North County Bank not assumed by the Bank and certain other types of claims identified in the agreements.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $4.9 million in the City Bank acquisition and a pre-tax bargain purchase gain of $19.9 million in the North County Bank acquisition as of the acquisition dates.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Business Combinations (continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Cost basis net assets (liabilities)	$(54,943)	$11,217
Cash payment received from the FDIC	99,445	46,860
Net assets acquired before fair value adjustments	44,502	58,077

Fair value adjustments:
Covered loans	(126,378)	(67,360)
Covered other real estate owned	(551)	(6,842)
Core deposit intangible	3,293	50
FDIC indemnification asset	84,393	39,000
Visa Class B common stock	2,025	-
Other assets	(597)	(89)
Deposits	(6,000)	(956)
FHLB advances	(103)	-
Other liabilities	(3,271)	(1,955)
FDIC equity appreciation instrument	(2,131)	-
Pre-tax bargain purchase gain (goodwill) on acquisition	(4,818)	19,925
Deferred income tax liability	(51)	(6,974)
Bargain purchase gain (goodwill) on acquisition	$(4,869)	$12,951

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

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of City Bank or North County Bank as part of the purchase and assumption agreements.  However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC.  The term of this option expired 90 days from the acquisition dates.  Acquisition costs of the real estate and furniture and equipment are based on current mutually agreed upon appraisals.  Prior to the expiration of option terms, the Bank exercised its option and acquired the facilities and furnishings of the eight City Bank locations for $11.1 million.  For North County Bank, the Bank exercised its option to assume the leases of three North County Bank locations and acquired furnishings for $145 thousand.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Business Combinations (continued)

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank and North County Bank are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Assets
Cash and due from banks	$277,907	$66,770
Interest-bearing deposits	2,078	4,532
Total cash and cash equivalents	279,985	71,302

Investment securities, available for sale	9,120	21,286
Covered loans	321,581	133,136
FHLB stock	4,744	402
Goodwill	4,869	-
Core deposit intangible	3,293	50
Covered other real estate owned	5,798	12,412
FDIC indemnification asset	84,393	39,000
Other assets	4,236	2,695
Total assets acquired	$718,019	$280,283

Liabilities
Deposits	$650,104	$257,845
FHLB advances	50,152	-
Other liabilities	17,763	9,487
Total liabilities assumed	718,019	267,332
Net assets acquired/bargain purchase gain on acquisition	-	12,951
Total liabilities assumed and net assets acquired	$718,019	$280,283

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at March 31, 2011 and December 31, 2010.  At March 31, 2011 and December 31, 2010, there were no investment securities as held to maturity or trading.

(dollars in thousands)	March 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,123	$497	$(914)	$86,706
U.S. Treasuries	54,151	422	(95)	54,478
Pass-through securities	1,108	17	-	1,125
Taxable state and political subdivisions	6,085	14	(277)	5,822
Tax exempt state and political subdivisions	22,284	775	(163)	22,896
Corporate obligations	9,001	19	(45)	8,975
Investments in mutual funds and other equities	4,044	-	(668)	3,376
Total investment securities available for sale	$183,796	$1,744	$(2,162)	$183,378

(dollars in thousands)	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$103,109	$695	$(814)	$102,990
U.S. Treasuries	54,175	530	(62)	54,643
Pass-through securities	1,216	24	(1)	1,239
Taxable state and political subdivisions	6,090	33	(356)	5,767
Tax exempt state and political subdivisions	22,312	603	(304)	22,611
Corporate obligations	9,001	24	(51)	8,974
Investments in mutual funds and other equities	4,044	-	(712)	3,332
Total investment securities available for sale	$199,947	$1,909	$(2,300)	$199,556

(a) Other-Than-Temporary Impaired Debt Securities: At March 31, 2011 and December 31, 2010, there were 51 and 52 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio is other-than-temporarily impaired at March 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$53,070	$(914)	$-	$-	$53,070	$(914)
U.S. Treasuries	4,952	(95)	-	-	4,952	(95)
Taxable state and political subdivisions	4,295	(277)	-	-	4,295	(277)
Tax exempt state and political subdivisions	4,429	(163)	-	-	4,429	(163)
Corporate obligations	2,955	(45)	-	-	2,955	(45)
Investments in mutual funds and other equities	4,044	(668)	-	-	4,044	(668)
Total investment securities available for sale	$73,745	$(2,162)	$-	$-	$73,745	$(2,162)

(dollars in thousands)	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$52,196	$(814)	$-	$-	$52,196	$(814)
U.S. Treasuries	4,988	(62)	-	-	4,988	(62)
Pass-through securities	200	(1)	-	-	200	(1)
Taxable state and political subdivisions	4,221	(356)	-	-	4,221	(356)
Tax exempt state and political subdivisions	6,004	(304)	-	-	6,004	(304)
Corporate obligations	7,949	(51)	-	-	7,949	(51)
Investments in mutual funds and other equities	4,044	(712)	-	-	4,044	(712)
Total investment securities available for sale	$79,602	$(2,300)	$-	$-	$79,602	$(2,300)

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

The amortized cost and fair value of investment securities, by contractual maturity at March 31, 2011, are shown in the table below.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	March 31, 2011
	Amortized	Fair
	Cost	Value
Three months or less	$6,180	$6,185
Over three months to one year	18,494	18,615
After one year through three years	51,212	51,936
After three years through five years	75,688	75,118
After five years through ten years	12,515	12,479
After ten years	19,707	19,045
Total	$183,796	$183,378

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	March 31, 2011
	Amortized cost	Fair value
To state and local governments to secure public deposits	$49,612	$50,272
To Federal Reserve Bank to secure borrowings	27,835	27,742
To Federal Home Loan Bank to secure borrowings	7,970	7,822
Other securities pledged, principally to secure deposits	12,071	12,346
Total pledged investment securities	$97,488	$98,182

(5)  Non-Covered Loans

The following table presents the major types of non-covered loans at March 31, 2011 and December 31, 2010.  The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$147,436	$145,319
Real estate mortgage	397,581	395,265
Real estate construction	107,445	115,609
Consumer	172,075	175,896
	824,537	832,089
Deferred loan costs, net	2,199	2,204
Allowance for loan losses	(19,238)	(18,812)
Total non-covered loans, net	$807,498	$815,481

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three months ended March 31, 2011 and 2010:

(dollars in thousands)	Three Months Ended March 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,302	558	511	629	3,000
Charge-offs	(469)	(1,285)	-	(1,145)	(2,899)
Recoveries	81	88	1	155	325
Ending Balance	$4,829	$5,868	$5,459	$3,082	$19,238

(dollars in thousands)	Three Months Ended March 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$1,515	$8,060	$2,330	$4,307	$16,212
Provision	1,126	214	533	277	2,150
Charge-offs	(542)	(470)	(675)	(633)	(2,320)
Recoveries	72	2	101	247	422
Ending Balance	$2,171	$7,806	$2,289	$4,198	$16,464

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,182	$113	$2,039	$-	$3,334
Collectively evaluated for impairment	3,647	5,755	3,420	3,082	15,904
Total allowance for loan losses	$4,829	$5,868	$5,459	$3,082	$19,238

Non-covered loans
Individually evaluated for impairment	$5,059	$14,009	$29,866	$240	$49,174
Collectively evaluated for impairment	142,377	383,572	77,579	171,835	775,363
Total non-covered loans (1)	$147,436	$397,581	$107,445	$172,075	$824,537

(1) Total non-covered loans excludes deferred loan costs of $2.2 million.

(dollars in thousands)	December 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$898	$345	$1,100	$-	$2,343
Collectively evaluated for impairment	3,017	6,162	3,847	3,443	16,469
Total allowance for loan losses	$3,915	$6,507	$4,947	$3,443	$18,812

Non-covered loans
Individually evaluated for impairment	$3,422	$11,625	$30,617	$118	$45,782
Collectively evaluated for impairment	141,897	383,640	84,992	175,778	786,307
Total non-covered loans (1)	$145,319	$395,265	$115,609	$175,896	$832,089

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Non-Covered Impaired Loans

The Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of March 31, 2011, the Company had $1.5 million in commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at March 31, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Recorded Investment	Allowance	Recorded Investment	Allowance
With no related allowance recorded
Nonaccrual loans	$19,482	$-	$11,382	$-
Restructured loans	19,654	-	19,936	-
Total with no related allowance	$39,136	$-	$31,318	$-

With an allowance recorded
Nonaccrual loans	$10,038	$3,334	$14,464	$2,343
Total with an allowance recorded	10,038	3,334	14,464	2,343
Total	$49,174	$3,334	$45,782	$2,343

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$2,332	$3,047	$-	$1,855	$1,858	$-
Real estate mortgages:
One-to-four family residential	3,089	3,939	-	2,700	3,400	-
Multi-family and commercial	9,869	10,565	-	7,036	7,163	-
Total real estate mortgages	12,958	14,504	-	9,736	10,563	-
Real estate construction:
One-to-four family residential	23,219	23,909	-	19,222	19,644	-
Multi-family and commercial	387	387	-	387	387	-
Total real estate construction	23,606	24,296	-	19,609	20,031	-
Consumer:
Indirect	-	468	-	-	-	-
Direct	240	1,096	-	118	118	-
Total consumer	240	1,564	-	118	118	-
Total with no related allowance recorded	$39,136	$43,411	$-	$31,318	$32,570	$-

With an allowance recorded
Commercial	$2,727	$2,958	$1,182	$1,567	$1,567	$898
Real estate mortgages:
One-to-four family residential	189	190	31	1,180	1,188	207
Multi-family and commercial	862	876	82	709	1,036	138
Total real estate mortgages	1,051	1,066	113	1,889	2,224	345
Real estate construction:
One-to-four family residential	6,260	6,874	2,039	11,008	11,166	1,100
Multi-family and commercial	-	-	-	-	-	-
Total real estate construction	6,260	6,874	2,039	11,008	11,166	1,100
Consumer:
Indirect	-	-	-	-	-	-
Direct	-	-	-	-	-	-
Total consumer	-	-	-	-	-	-
Total with an allowance recorded	10,038	10,898	3,334	14,464	14,957	2,343
Total impaired non-coverd loans	$49,174	$54,309	$3,334	$45,782	$47,527	$2,343

The average recorded investment in non-covered impaired loans was approximately $47.5 million during the three months ended March 31, 2011, and $9.6 million for the year ended December 31, 2010.  Interest income recognized on non-covered impaired loans was $7 thousand and $4 thousand for the three months ended March 31, 2011 and 2010, respectively.  Additional interest income of $50 thousand and $79 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three months ended March 31, 2011 and 2010, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$764	$907	$-	$1,671	$4,118	$141,647	$147,436
Real estate mortgages:
One-to-four family residential	565	74	-	639	3,278	42,847	46,764
Multi-family and commercial	1,714	461	-	2,175	2,750	345,892	350,817
Total real estate mortgages	2,279	535	-	2,814	6,028	388,739	397,581

Real estate construction:
One-to-four family residential	-	-	-	-	18,747	50,130	68,877
Multi-family and commercial	-	-	-	-	387	38,181	38,568
Total real estate construction	-	-	-	-	19,134	88,311	107,445

Consumer:
Indirect	1,185	197	-	1,382	-	87,031	88,413
Direct	421	352	-	773	240	82,649	83,662
Total consumer	1,606	549	-	2,155	240	169,680	172,075
Total	$4,649	$1,991	$-	$6,640	$29,520	$788,377	824,537
Deferred loan costs, net							2,199
Total non-covered loans							$826,736

(dollars in thousands)	December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$1,010	$461	$-	$1,471	$3,304	$140,544	$145,319
Real estate mortgages:
One-to-four family residential	928	32	-	960	3,880	41,877	46,717
Multi-family and commercial	-	1,799	-	1,799	3,134	343,615	348,548
Total real estate mortgages	928	1,831	-	2,759	7,014	385,492	395,265

Real estate construction:
One-to-four family residential	2,034	2,656	-	4,690	15,023	53,232	72,945
Multi-family and commercial	-	-	-	-	387	42,277	42,664
Total real estate construction	2,034	2,656	-	4,690	15,410	95,509	115,609

Consumer:
Indirect	1,159	259	34	1,452	-	88,779	90,231
Direct	1,214	271	10	1,495	118	84,052	85,665
Total consumer	2,373	530	44	2,947	118	172,831	175,896
Total	$6,345	$5,478	$44	$11,867	$25,846	$794,376	832,089
Deferred loan costs, net							2,204
Total non-covered loans							$834,293

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Substandard:  Substandard loans are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any.  There are well-defined weaknesses that may jeopardize the repayment of debt.  Such weaknesses include deteriorated financial condition of the borrower resulting from insufficient income, excessive expenses or other factors that result in inadequate cash flows to meet all scheduled obligations.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table summarizes our internal risk rating, by class, as of March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$113,200	$7,101	$27,135	$-	$147,436
Real estate mortgages:
One-to-four family residential	37,527	2,176	7,061	-	46,764
Multi-family and commercial	285,416	24,553	40,848	-	350,817
Total real estate mortgages	322,943	26,729	47,909	-	397,581

Real estate construction:
One-to-four family residential	23,014	5,861	40,002	-	68,877
Multi-family and commercial	28,126	9,713	729	-	38,568
Total real estate construction	51,140	15,574	40,731	-	107,445

Consumer:
Indirect	85,890	15	2,508	-	88,413
Direct	77,292	1,255	5,115	-	83,662
Total consumer	163,182	1,270	7,623	-	172,075
Total	$650,465	$50,674	$123,398	$-	824,537
Deferred loan costs, net					2,199
					$826,736

(dollars in thousands)	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$112,145	$6,265	$26,909	$-	$145,319
Real estate mortgages:
One-to-four family residential	36,626	1,788	8,303	-	46,717
Multi-family and commercial	283,790	24,617	40,141	-	348,548
Total real estate mortgages	320,416	26,405	48,444	-	395,265

Real estate construction:
One-to-four family residential	27,485	3,860	41,600	-	72,945
Multi-family and commercial	32,015	9,917	732	-	42,664
Total real estate construction	59,500	13,777	42,332	-	115,609

Consumer:
Indirect	87,679	11	2,541	-	90,231
Direct	78,846	1,132	5,687	-	85,665
Total consumer	166,525	1,143	8,228	-	175,896
Total	$658,586	$47,590	$125,913	$-	832,089
Deferred loan costs, net					2,204
					$834,293

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

The following table presents the major types of covered loans at March 31, 2011 and December 31, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	March 31, 2011
	City Bank	North County Bank	Total
Commercial	$21,804	$9,944	$31,748
Real estate mortgages:
One-to-four family residential	6,690	8,660	15,350
Multi-family residential and commercial	213,907	42,692	256,599
Total real estate mortgages	220,597	51,352	271,949

Real estate construction:
One-to-four family residential	8,659	62,867	71,526
Multi-family and commercial	39,348	27,948	67,296
Total real estate construction	48,007	90,815	138,822

Consumer - direct	3,861	17,943	21,804
Subtotal	294,269	170,054	464,323
Fair value discount	(70,403)	(52,294)	(122,697)
Total covered loans	223,866	117,760	341,626
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$222,530	$117,760	$340,290

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2011, for each respective acquired loan portfolio:

(dollars in thousands)	March 31, 2011
	City Bank	North County Bank
Balance, beginning of period	$56,079	$27,880
Accretion to interest income	(6,064)	(2,417)
Disposals	(4,211)	-
Balance, end of period	$45,804	$25,463

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

The following table summarizes nonperforming covered assets at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Covered nonaccrual loans	$94,438	$96,182
Covered restructured loans	-	-
Total covered nonperforming loans	94,438	96,182
Covered other real estate owned	28,826	29,766
Total covered nonperforming assets	$123,264	$125,948

Total covered impaired loans	$94,438	$96,182
Covered accruing loans past due 90
days or more	-	-

Allowance for loan losses	$1,336	$1,336

Covered nonperforming loans to total covered loans	27.64%	26.27%
Allowance for loan losses to total covered loans	0.39%	0.36%
Allowance for loan losses to covered
nonperforming loans	1.41%	1.39%
Covered nonperforming assets to total assets	7.32%	7.39%

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

The following table summarizes the activity related to covered OREO for the three months ended March 31, 2011:

(dollars in thousands)	Three Months Ended
	March 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	6,008	590	6,598
Capitalized improvements	-	73	73
Dispositions of covered OREO	(6,451)	(1,160)	(7,611)
Balance, end of period	$17,463	$11,363	$28,826

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three months ended March 31, 2011:

(dollars in thousands)	Three Months Ended
	March 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$68,389	$39,507	$107,896
Change in FDIC indemnification asset	(1,735)	419	(1,316)
Transfers to due from FDIC	(4,647)	(5,070)	(9,717)
Balance, end of period	$62,007	$34,856	$96,863

(8)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three months ended March 31, 2011 and 2010:

(dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$4,122	$4,549
Additions to OREO	1,012	490
Capitalized improvements	-	118
Dispositions of OREO	(289)	(220)
Balance, end of period	$4,845	$4,937

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Earnings per Common Share

Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Income available to common shareholders	$2,992	$1,581

Weighted average number of common shares, basic	15,329,000	15,297,000
Effect of dilutive stock awards and CPP warrants	138,000	133,000
Weighted average number of common shares, diluted	15,467,000	15,430,000

Earnings per common share
Basic	$0.20	$0.10
Diluted	$0.19	$0.10

At March 31, 2011 and 2010, antidilutive stock awards were 53,964 and 56,066, and therefore, were not included in the computation of diluted net income per share available to common shareholders.

(10)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three months ended March 31, 2011 and 2010.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  For the three months ended March 31, 2011 and 2010, the Company recognized $39 thousand and $43 thousand in stock-based compensation expense, as a component of salaries and benefits, respectively.  As of March 31, 2011, there was approximately $65 thousand of total unrecognized compensation cost related to nonvested stock option grants.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Stock-Based Compensation (continued)

The following table summarizes information on stock option activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2011	204,622	$10.08
Granted	-	-
Exercised	(917)	7.85		$5
Forfeited, expired or cancelled	-	-
Outstanding, March 31, 2011	203,705	10.09	5.71	$895

Exercisable at March 31, 2011	148,324	$9.80	5.27	$692

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2011, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2011.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.

The following table summarizes information RSA activity during 2011:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	1,354	$15.06
Granted	-	-
Vested	-	-
Forfeited, expired or cancelled	-	-
Outstanding, March 31, 2011	1,354	$15.06	0.12

For the three months ended March 31, 2011 and 2010, the Company recognized $5 thousand and $11 thousand in RSA compensation expense, as a component of salaries and benefits, respectively.  As of March 31, 2011, there was $3 thousand of total unrecognized compensation costs related to nonvested RSAs.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Stock-Based Compensation (continued)

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	57,533	$12.56
Granted	500	13.92
Vested	(10,929)	11.94
Forfeited, expired or cancelled	-	-
Outstanding, March 31, 2011	47,104	$12.72	3.42

For the three months ended March 31, 2011 and 2010, the Company recognized $174 thousand and $23 thousand in RSU compensation expense, as a component of salaries and benefits, respectively.  As of March 31, 2011, there was $467 thousand of total unrecognized compensation costs related to nonvested RSUs.

(11)  Shareholders’ Equity

(a) Preferred Stock: On January 16, 2009, in exchange for an aggregate purchase price of $26.4 million, the Company issued and sold to the United States Department of the Treasury pursuant to the Trouble Asset Relief Program Capital Purchase Program (“TARP”) the following: (i) 26,380 shares of the Company’s newly designated Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value per share, and liquidation preference of $1,000 per share ($26.4 million liquidation preference in the aggregate) and (ii) a warrant to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain anti-dilution and other adjustments. As described below, the number of shares of common stock subject to the Warrant was reduced pursuant to the terms of the Warrant. The Warrant was exercisable for up to ten years after it is issued.

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement-Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contained limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock. The Agreement also granted the holders of the Series A Preferred Stock, the Warrant and the common stock to be issued under the Warrant registration rights, and subjected the Company to executive compensation limitations included in the Emergency Economic Stabilization Act of 2008, as amended. Participants in the TARP Capital Purchase Program are required to have in place limitations on the compensation of Senior Executive Officers and other highly compensated employees.

The Series A Preferred Stock bears cumulative dividends at a rate of 5% per annum for the first five years and 9% per annum thereafter, in each case, applied to the $1,000 per share liquidation preference, but will only be paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock had no maturity date and ranks senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Shareholders’ Equity (continued)

In February 2009, following passage of the American Recovery and Reinvestment Act of 2009, the program terms were changed and the Company was no longer required to conduct a qualified equity offering prior to retirement of the preferred stock, however prior approval of the Company's primary regulator was required.

The preferred stock was not subject to any contractual restrictions on transfer. The holders of the preferred stock had no general voting rights, only limited class voting rights including, authorization or issuance of shares ranking senior to the preferred stock, any amendment to the rights of the preferred stock, or any merger, exchange or similar transaction which would adversely affect the rights of the preferred stock. If dividends on the preferred stock were not paid in full for six dividend periods, whether or not consecutive, the preferred stock holders would have the right to elect two directors until dividends had been paid for four consecutive dividend periods. The preferred stock was not subject to sinking fund requirements and had no participation rights.

On January 13, 2009, the Company’s shareholders approved an amendment to the Company’s Restated Articles of Incorporation setting the specific terms and conditions of the preferred stock and designating such shares as the Series A Preferred Stock. The amendment was filed with the Secretary of State of the State of Washington on January 13, 2009.

In accordance with the relevant accounting pronouncements and a letter from the SEC’s Office of the Chief Accountant, the Company recorded the preferred stock and detachable warrants within Shareholders’ Equity on the Consolidated Balance Sheets. The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance. As a result, the preferred stock’s carrying value is at a discount to the liquidation value or stated value. The discount is considered an unstated dividend cost that shall be amortized over the period preceding commencement of the perpetual dividend using the effective interest method, by charging the imputed dividend cost against retained earnings and increasing the carrying amount of the preferred stock by a corresponding amount. The discount was  being amortized over five years using a 6.52% effective interest rate. The total stated dividends (whether or not declared) and unstated dividend cost combined represents a period’s total preferred stock dividend, which is deducted from net income to arrive at net income available to common shareholders on the Condensed Consolidated Statements of Income.

On January 12, 2011, the Company redeemed all 26,380 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued in January 2009 to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program.  The Company paid a total of $26.6 million to the Treasury, consisting of $26.4 million in principal and $209 thousand in accrued and unpaid dividends. The Company's redemption of the shares is not subject to additional conditions.  At December 31, 2010, the preferred stock had a carrying value of $25.3 million (net of a $1 million unaccreted discount) on the Company's statement of financial condition. The Company accelerated the accretion of the remaining discount in the first quarter of 2011, reducing net income available to common shareholders by $1 million.

(b) Stock Warrants:  On January 16, 2009, in connection with the issuance of the preferred stock, the Company issued a warrant to the U.S. Treasury to purchase up to 492,164 shares of the Company’s common stock, no par value per share, at an exercise price of $8.04 per share, subject to certain customary anti-dilution and other adjustments. The warrants issued were immediately exercisable, in whole or in part, and had a ten year term. The warrants were not subject to any other contractual restrictions on transfer. The Company granted the warrant holder piggyback registration rights for the warrants and the common stock underlying the warrants and agreed to take such other steps as reasonably requested to facilitate the transfer of the warrants and the common stock underlying the warrants. The holders of the warrants were not entitled to any common stockholder rights. The U.S. Treasury agreed not to exercise voting power with respect to any shares of common stock of the Company issued to it upon exercise of the warrants.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Shareholders’ Equity (continued)

The preferred stock and detachable warrants were initially recognized based on their relative fair values at the date of issuance.  As a result, the value allocated to the warrants was different than the estimated fair value of the warrants as of the grant date. The following assumptions were used to determine the fair value of the warrants as of the grant date:

Dividend yield	5.00%
Expected life (years)	10
Expected volatility	49.56%
Risk-free rate	2.80%
Fair value per warrant at grant date	$3.27
Relative fair value per warrant at grant date	$3.49

On March 2, 2011, the Company completed the repurchase of the Warrant to Purchase Common Stock issued to the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program. The Company repurchased the Warrant for $1.6 million. The Warrant repurchase, together with the Company’s earlier redemption of the entire amount of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued to the U.S. Treasury, represents full repayment of all TARP obligations and cancellation of all equity interests in the Company held by the U.S. Treasury.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)       Fair Value Measurements

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s assets measured at fair value on a recurring basis at March 31, 2011 and December 31, 2010:

(dollars in thousands)	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$86,706	$-	$86,706
U.S. Treasuries	-	54,478	-	54,478
Pass-through securities	-	1,125	-	1,125
Taxable state and political subdivisions	-	5,822	-	5,822
Tax exempt state and political subdivisions	-	22,896	-	22,896
Corporate obligations	-	8,975	-	8,975
Investments in mutual funds and other equities	-	3,376	-	3,376
Total	$-	$183,378	$-	$183,378

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$102,990	$-	$102,990
U.S. Treasuries	-	54,643	-	54,643
Pass-through securities	-	1,239	-	1,239
Taxable state and political subdivisions	-	5,767	-	5,767
Tax exempt state and political subdivisions	-	22,611	-	22,611
Corporate obligations	-	8,974	-	8,974
Investments in mutual funds and other equities	-	3,332	-	3,332
Total	$-	$199,556	$-	$199,556

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Fair Value Measurements (continued)

Securities held to maturity may be written down to fair value (determined using the same techniques discussed above for securities available for sale) as a result of other-than-temporary impairment, if any.

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair Value at March 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$45,840	$45,840	$(5,573)
Non-covered other real estate owned (2)	-	-	4,845	4,845	-
Covered other real estate owned (2)	-	-	28,826	28,826	-
Total	$-	$-	$79,511	$79,511	$(5,573)

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$43,439	$43,439	$(8,269)
Non-covered other real estate owned (2)	-	-	4,122	4,122	(300)
Covered other real estate owned (2)	-	-	29,766	29,766	(858)
Total	$-	$-	$77,327	$77,327	$(9,427)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Fair Value Measurements (continued)

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at March 31, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	March 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$24,349	$24,349	$19,766	$19,766
Interest-bearing deposits	102,237	102,237	61,186	61,186
Federal funds sold	1,100	1,100	735	735
Investment securities available for sale	183,378	183,378	199,556	199,556
FHLB stock	7,576	7,576	7,576	7,576
Loans held for sale	3,455	3,455	10,976	10,976
Non-covered loans, net	807,498	804,321	815,481	813,769
Covered loans, net	340,290	375,505	364,817	411,266
FDIC indemnification asset	96,863	65,622	107,896	73,078

Financial liabilities:
Deposits	1,494,513	1,503,782	1,492,220	1,496,791
Junior subordinated debentures	25,774	9,443	25,774	9,396

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Fair Value Measurements (continued)

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

FDIC Indemnification Asset: The FDIC indemnification asset is calculated as the expected future cash flows under the loss share agreement discounted by a rate reflective of a U.S. government agency security.

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

(13)       Subsequent Events

On April 29, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of May 10, 2011, payable on May 25, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)       Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2011. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of March 31, 2011.  At March 31, 2011, the commitments under these agreements totaled $1.4 million.

At March 31, 2011, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at March 31, 2011.

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

Executive Overview

Significant items for the first quarter of 2011 were as follows:

•
On January 12, 2011, the Company redeemed all 26,380 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, originally issued in January 2009 to the U.S. Department of the Treasury under the Troubled Asset Relief Program Capital Purchase Program.  The Company paid a total of $26.6 million to the Treasury, consisting of $26.4 million in principal and $209 thousand in accrued and unpaid dividends. The Company's redemption of the shares is not subject to additional conditions.  At December 31, 2010, the preferred stock had a carrying value of $25.3 million (net of a $1 million unaccreted discount) on the Company's statement of financial condition. The Company accelerated the accretion of the remaining discount in the first quarter of 2011, reducing net income available to common shareholders by $1 million.

•
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

•
Net income available to common shareholders per diluted share was $0.19 for the three months ended March 31, 2011, compared to net income available to common shareholders per diluted common share of $0.10 for the three months ended March 31, 2010. Diluted operating earnings per common share, a non-GAAP financial measure, defined as earnings available to common shareholders before the acceleration of the accretion of the remaining preferred stock discount and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.25 and $0.10 for the three months ended March 31, 2011 and 2010, respectively.  This measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•	Net interest margin, on a tax equivalent basis, was 5.42% for the three months ended March 31, 2011, compared to 4.66% for the same period a year ago.

•
Total risk-based capital decreased to 19.04% at March 31, 2011, compared to 20.96% at December 31, 2010, reflecting the first quarter 2011 redemption of the 26,380 preferred shares and the repurchase of the associated stock warrants.

•	Tangible book value per common share increased to $9.77 at March 31, 2011, up from $9.71 at December 31, 2010.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2010, as filed on Form 10-K.  Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

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

As the Company adds new products, increases the complexity of the loan portfolio, and expands its geographic coverage, the Company intends to enhance and adapt its methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. The Company believes that its systematic methodology continues to be appropriate given our size and level of complexity.

Acquired Loans: In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans due to a payoff, the difference between its relative carrying amount and the cash received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans were collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans were placed into nonperforming (nonaccrual) loan pools.

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an ASC 310-30 compliant accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption as documented by the valuation specialist was initially applied. Changes in the accretable yield will be disclosed quarterly.

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

Stock-based Compensation: Pursuant to Financial Accounting Standards 505-50-05, Share-Based Payment, the Company recognizes in the income statement the grant-date fair value of stock awards issued to employees over the employees’ requisite service period (generally the vesting period). The fair value of each stock option grant is estimated as of the grant date using the Black-Scholes option-pricing model. Significant variables used to estimate the fair value of the stock options granted include volatility, forfeiture rate and expected life. The Company’s assumptions utilized at the time of grant impact the fair value of the stock option calculated under the Black-Scholes methodology, and ultimately, the expense that will be recognized over the life of the stock award.

Results of Operations Overview

For the three months ended March 31, 2011, net income available to common shareholders increased to $3.0 million, or $0.19 per diluted common share, as compared to net income available to common shareholders of $1.6 million, or $0.10 per diluted common share, for the same period a year ago. The increase in net income available to common shareholders was principally attributable to increased interest income on covered loans, partially offset by increased noninterest expense.  Primarily due to additional expenses related to the 2010 acquisitions of City Bank and North County Bank, including hiring additional personnel, noninterest expense increased $6.3 million, or 80.8%, for the three months ended March 31, 2011, compared to the same period a year ago.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders

(dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
GAAP earnings available to common shareholders	$2,992	$1,581
Provision for income taxes	1,887	804
	4,879	2,385
Adjustments to GAAP earnings available to common shareholders
Merger related expenses	119	-
Accelerated accretion of remaining preferred stock discount	1,046	-
Operating earnings before taxes	6,044	2,385
Provision for income taxes	(2,115)	(835)
Net operating earnings	$3,929	$1,550

Diluted GAAP earnings per common share	$0.19	$0.10
Diluted operating earnings per common share	$0.25	$0.10

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

Tangible Common Equity and Tangible Assets
(dollars in thousands)	March 31, 2011	December 31, 2010
Total shareholders' equity	$157,125	$181,646
Adjustments to shareholders' equity
Preferred stock	-	(25,334)
Other intangible assets, net	(7,383)	(7,540)
Tangible common equity	$149,742	$148,772

Total assets	$1,683,387	$1,704,487
Adjustments to total assets
Other intangible assets, net	(7,383)	(7,540)
Tangible assets	$1,676,004	$1,696,947

Common shares outstanding at end of period	15,333,073	15,321,277

Tangible common equity ratio	8.93%	8.77%
Tangible book value per common share	$9.77	$9.71

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield
Assets
Non-covered loans (1)(2)	$835,122	$12,782	6.21%	$820,578	$13,212	6.53%
Covered loans	352,663	8,310	9.56%	-	-	-
Federal funds sold	832	-	-	-	-	-
Interest-bearing deposits	72,339	45	0.25%	55,346	36	0.27%
Investments
Taxable	177,583	793	1.81%	80,861	413	2.07%
Non-taxable (2)	22,495	319	5.76%	16,465	239	5.88%
Interest-earning assets	1,461,034	22,249	6.18%	973,250	13,900	5.79%
Noninterest-earning assets	226,636			57,947
Total assets	$1,687,670			$1,031,197

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$559,793	$720	0.52%	$339,523	$546	0.65%
Savings	96,176	64	0.27%	50,594	32	0.25%
Time deposits	653,520	1,807	1.12%	336,121	1,925	2.32%
Total interest-bearing deposits	1,309,489	2,591	0.80%	726,238	2,503	1.40%
Federal funds purchased	-	-	-	-	-	-
Junior subordinated debentures	25,774	120	1.89%	25,774	117	1.84%
Other interest-bearing liabilities	-	-	-	10,000	91	3.71%
Total interest-bearing liabilities	1,335,263	2,711	0.82%	762,012	2,711	1.44%

Noninterest-bearing deposits	186,915			107,076
Other liabilities	6,034			2,069
Total liabilities	1,528,212			871,157
Total shareholders' equity	159,458			160,040
Total liabilities and
shareholders' equity	$1,687,670			$1,031,197
Net interest income/spread		$19,538	5.36%		$11,189	4.35%
Credit for interest-bearing funds			0.06%			0.31%
Net interest margin (2)			5.42%			4.66%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $251 thousand and $208 thousand for the three months ended March 31, 2011 and 2010, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $19.5 million for the first quarter of 2011, compared to $11.2 million for the first quarter of 2010.  Changes in net interest income during the first quarter of 2011 reflect an $8.3 million increase in income on covered loans resulting from the FDIC-assisted acquisitions of City Bank and North County Bank.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.42% for the first quarter of 2011, compared to 4.66% for the same period a year ago. The 76 basis point increase in net interest margin for the period was primarily attributable to the 9.56% average yield on covered loans.

The following table sets forth the changes in yields or rates and average balances that affected net interest income:

	Three Months Ended March 31,
(dollars in thousands)	2011 compared to 2010
	Increase (decrease) due to (2):
	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$240	$(670)	$(430)
Covered loans	8,310	-	8,310
Interest-bearing deposits	11	(2)	9
Investments (1)
Taxable	424	(44)	380
Non-taxable	85	(5)	80
Interest-earning assets	$9,070	$(721)	$8,349

Liabilities
Deposits:
NOW accounts and money market	$300	$(126)	$174
Savings	30	2	32
Time deposits	1,211	(1,329)	(118)
Total interest-bearing deposits	1,541	(1,453)	88
Junior subordinated debentures	-	3	3
Other interest-bearing liabilities	(45)	(46)	(91)
Total interest-bearing liabilities	$1,496	$(1,496)	$-

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

For the three months ended March 31, 2011, the Company recorded a $3.0 million provision for non-covered loan losses, compared to $2.2 million for the same period a year ago.  Net charge-offs for the first quarter of 2011 were $2.6 million, a $676 thousand increase over the first quarter of 2010.  At March 31, 2011 and 2010, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.33% and 2.00%, respectively.

Noninterest Income:  The following table presents the key components of noninterest income for the three months ended March 31, 2011 and 2010:

(dollars in thousands)	Three Months Ended March 31,		Change
	2011	2010	2011 vs. 2010
Service charges and fees	$993	$735	$258
Electronic banking income	556	367	189
Investment products	222	50	172
Bank owned life insurance income	80	82	(2)
Income from the sale of mortgage loans	338	141	197
SBA premium income	121	46	75
Change in FDIC indemnification asset	(1,316)	-	(1,316)
Gain on disposition of covered assets	2,218	-	2,218
Other	520	322	198
Total noninterest income	$3,732	$1,743	$1,989

The changes in noninterest income for the three months ended March 31, 2011, compared to the same period a year ago were related to the following areas:

▪	Service charges and fees increase was primarily attributable to the increased volume of transaction deposit accounts and an increase in NSF fees.

▪	Electronic banking income increase was primarily attributable to an increase in ATM machines acquired through the acquisitions of City Bank and North County Bank.

▪	Investment products increased due to increased sales of annuity products to customers seeking more stable investment options.

▪	Income from the sale of mortgage loans increased due to an increase in volume of originations and refinances resulting from favorable interest rates.

▪	Change in FDIC indemnification asset represents the accretion (amortization) of the FDIC indemnification asset related to the acquisitions of City Bank and North County Bank.

▪	Gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended March 31,		Change
	2011	2010	2011 vs. 2010
Salaries and benefits	$6,819	$4,329	$2,490
Occupancy and equipment	1,667	1,027	640
Office supplies and printing	330	210	120
Data processing	470	211	259
Consulting and professional fees	444	268	176
Intangible amortization	157	-	157
Merger related expenses	119	-	119
FDIC premiums	589	252	337
Non-covered OREO and repossession expenses	300	193	107
Covered OREO and repossession expenses	770	-	770
Other	2,391	1,285	1,106
Total noninterest expense	$14,056	$7,775	$6,281

The changes in noninterest expenses for the three months ended March 31, 2011, compared to the same period a year ago were related to the following areas:

▪
Salaries and benefits increased primarily due to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank.  Total full-time equivalents were 455 and 298 at March 31, 2011 and 2010, respectively.

▪
Occupancy and equipment and office supplies and printing increased primarily due to the additional cost of operating the eight new branches acquired in the City Bank acquisition and the four branches acquired in the North County Bank acquisition.

▪
Data processing increased due to the additional expenses related to the City Bank and North County Bank acquisitions.  Additionally, the consolidation of North County Bank’s data systems was completed in April 2011.

▪	Consulting and professional fees increased due to an increase in legal and accounting fees resulting from the acquisitions of City Bank and North County Bank.

▪	Intangible amortization represents amortization related to the core deposit intangible recorded as part of the fair valuation of the City Bank and North County Bank acquisitions.

▪
Merger related expenses relate to one-time expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services.

▪	FDIC premiums increased primarily due to an increase in year-over-year deposits, as well as due to an industry wide increase in overall assessment rates.

▪
Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.

▪	Other noninterest expense was primarily affected by the increase in branches due to the FDIC-assisted acquisitions.

Income Taxes: The Company’s consolidated effective tax rates for the first quarter of 2011 and 2010 were 31.6% and 28.7%, respectively. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s quarterly 2011 tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at March 31, 2011, were $1.68 billion, compared to $1.70 billion at December 31, 2010, a decrease of $21.1 million, or 1.2%.  Deposits also remained relatively flat for the period, increasing $2.3 million.  Total shareholders’ equity was $157.1 million at March 31, 2011, compared to $181.6 million at December 31, 2010, a decrease of $24.5 million, or 13.5%.  The decrease in shareholders’ equity reflects the first quarter 2011 redemption of the 26,380 preferred stock shares and the repurchase of the associated stock warrants.

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

Total investment securities decreased $16.2 million to $183.4 million at March 31, 2011, compared to $199.6 million December 31, 2010.  The decrease in total investment securities is attributable to $19.0 million in maturities and calls, partially offset by $3.0 million in purchases.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	March 31, 2011	December 31, 2010
U.S. government agencies	$86,706	$102,990
U.S. Treasuries	54,478	54,643
Pass-through securities	1,125	1,239
State and political subdivisions	28,718	28,378
Corporate obligations	8,975	8,974
Investments in mutual funds and other equity securities	3,376	3,332
Total investment securities available for sale	$183,378	$199,556

Non-Covered Loans: Total non-covered loans, net of allowance for loans losses, totaled $807.5 million at March 31, 2011, compared to $815.5 million at December 31, 2010, a decrease of $8.0 million, or 1.0%.  The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Commercial	$147,436	17.9%	$145,319	17.5%
Real estate mortgages:
One-to-four family residential	46,764	5.7%	46,717	5.6%
Multi-family and commercial	350,817	42.5%	348,548	41.9%
Total real estate mortgages	397,581	48.2%	395,265	47.5%

Real estate construction:
One-to-four family residential	68,877	8.4%	72,945	8.8%
Multi-family and commercial	38,568	4.7%	42,664	5.1%
Total real estate construction	107,445	13.0%	115,609	13.9%

Consumer:
Indirect	88,413	10.7%	90,231	10.8%
Direct	83,662	10.1%	85,665	10.3%
Total consumer	172,075	20.9%	175,896	21.1%
Subtotal	824,537	100.0%	832,089	100.0%
Deferred loan costs, net	2,199		2,204
Allowance for loan losses	(19,238)		(18,812)
Total non-covered loans	$807,498		$815,481

Covered Loans: Total covered loans, net of allowance for loans losses, totaled $340.3 million at March 31, 2011, compared to $364.8 million at December 31, 2010, a decrease of $24.5 million, or 6.7%.

The following table further details the major components of the covered loan portfolio:

(dollars in thousands)	March 31, 2011
	City Bank	North County Bank	Total
Commercial	$21,804	$9,944	$31,748
Real estate mortgages:
One-to-four family residential	6,690	8,660	15,350
Multi-family residential and commercial	213,907	42,692	256,599
Total real estate mortgages	220,597	51,352	271,949

Real estate construction:
One-to-four family residential	8,659	62,867	71,526
Multi-family and commercial	39,348	27,948	67,296
Total real estate construction	48,007	90,815	138,822

Consumer - direct	3,861	17,943	21,804
Subtotal	294,269	170,054	464,323
Fair value discount	(70,403)	(52,294)	(122,697)
Total covered loans	223,866	117,760	341,626
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$222,530	$117,760	$340,290

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31,	December 31,
	2011	2010
Non-covered nonaccrual loans	$29,520	$25,846
Total non-covered nonperforming loans	29,520	25,846
Non-covered other real estate owned	4,845	4,122
Total non-covered nonperforming assets	$34,365	$29,968

Restructured Loans (1)	$19,654	$19,936

Total non-covered impaired loans	$49,174	$45,782
Non-covered accruing loans past due 90
days or more	$-	$-
Non-covered potential problem loans (2)	$-	$5,178

Allowance for loan losses	$19,238	$18,812

Non-covered nonperforming loans to total
non-covered loans	3.57%	3.10%
Allowance for loan losses to total non-covered loans	2.33%	2.25%
Allowance for loan losses to non-covered
nonperfoming loans	65.17%	72.78%
Non-covered nonperforming assets to total assets	2.04%	1.76%

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

Non-covered potential problem loans identified by management at December 31, 2010, have migrated to nonaccrual status at March 31, 2011.  There were no loans that management deemed potential problem loans at March 31, 2011.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at March 31, 2011:

(dollars in thousands)	Island County	King County	Skagit County	Whatcom County	Snohomish County	Total	Percent of total NPA by loan type

Commercial loans	$737	$-	$3,381	$-	$-	$4,118	11.98%
Real estate mortgage loans:
One-to-four family residential	435	1,759	746	338	-	3,278	9.54%
Multi-family and commercial	263	-	1,174	838	475	2,750	8.00%
Real estate construction loans:
One-to-four family residential	4,035	-	9,171	5,541	-	18,747	54.55%
Multi-family and commercial	387	-	-	-	-	387	1.13%
Consumer loans:
Direct	240	-	-	-	-	240	0.70%
Other Real Estate Owned	179	-	1,380	3,286	-	4,845	14.10%
Total	$6,276	$1,759	$15,852	$10,003	$475	$34,365	100.00%

Percent of total NPA by location	18.26%	5.12%	46.13%	29.11%	1.38%	100.00%

Covered Nonperforming Assets

The following table summarizes the Company’s covered, nonperforming assets at March 31, 2011 and December 31, 2010:

(dollars in thousands)	March 31, 2011	December 31, 2010
Covered nonaccrual loans	$94,438	$96,182
Covered restructured loans	-	-
Total covered nonperforming loans	94,438	96,182
Covered other real estate owned	28,826	29,766
Total covered nonperforming assets	$123,264	$125,948

Total covered impaired loans	$94,438	$96,182
Covered accruing loans past due 90
days or more	-	-

Allowance for loan losses	$1,336	$1,336

Covered nonperforming loans to total covered loans	27.64%	26.27%
Allowance for loan losses to total covered loans	0.39%	0.36%
Allowance for loan losses to covered
nonperforming loans	1.41%	1.39%
Covered nonperforming assets to total assets	7.32%	7.39%

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

➢
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

➢
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

The similarities of the models include:

•	Consideration of loan grade classification
•	Consideration of loan type
•	Consideration of historical loss rates
•	Consideration of the underlying business and economic and business conditions

The improvements included in the new model include:

•	Consideration of PD and LGD rates based on geographic/size peer data
•	Additional weight given to recent periods when calculating PD and LGD
•	PD and LGD based on loan type
•	Loan level consideration given to Past Due history
•	Additional detail/input for economic conditions/trends available

The following table summarizes the Company’s allocation of allowance for non-covered loan losses:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	4,829	17.9%	3,915	17.5%
Real estate mortgage	5,868	48.2%	6,507	47.5%
Real estate construction	5,459	13.0%	4,947	13.9%
Consumer	3,082	20.9%	3,443	21.1%
Total	$19,238	100.0%	$18,812	100.0%

(1) Represents the total of outstanding loans in each category as a percent of total loans outstanding.
While the Company believes that it uses the best information available to determine the allowance for non-covered loan losses, unforeseen market conditions could result in adjustments to the allowance for non-covered loan losses, and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Based on the assessment of loan quality, the Company believes that the current allowance for non-covered loan losses is appropriate under the current circumstances and economic conditions.

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs:

(dollars in thousands)	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$18,812	$16,212
Provision for non-covered loan losses	3,000	2,150
Charge-offs:
Commercial	(469)	(542)
Real estate mortgage	(1,285)	(470)
Real estate construction	-	(675)
Consumer
Direct	(797)	(227)
Indirect	(348)	(406)
Total charge-offs	(2,899)	(2,320)

Recoveries:
Commercial	81	72
Real estate mortgage	88	2
Real estate construction	1	101
Consumer
Direct	19	29
Indirect	136	218
Total recoveries	325	422
Net charge-offs	(2,574)	(1,898)
Balance at end of period	$19,238	$16,464

Deposits: Total deposits increased $2.3 million for the period ended March 31, 2011, compared to December 31, 2010.  Excluding the deposits acquired through the FDIC-assisted acquisitions of City Bank and North County Bank, organic deposit growth for the first quarter of 2011 totaled $17.6 million.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$188,583	12.6%	$184,098	12.3%	$4,485
NOW accounts	204,836	13.7%	206,717	13.9%	(1,881)
Money market	367,940	24.6%	341,211	22.9%	26,729
Savings	96,389	6.5%	94,235	6.3%	2,154
Time deposits	636,765	42.6%	665,959	44.6%	(29,194)
Total deposits	$1,494,513	100.0%	$1,492,220	100.0%	$2,293

The following table details the major components of the Company’s deposit portfolio, the City Bank and North County Bank acquisitions deposit portfolios and an “organic” column for comparison purposes:

(dollars in thousands)	March 31, 2011
	Consolidated		North
	Balance	City Bank	County Bank	Organic
Noninterest-bearing demand	$188,583	$41,167	$13,351	$134,065
NOW accounts	204,836	31,278	18,427	155,131
Money market	367,940	76,577	27,414	263,949
Savings	96,389	29,418	3,971	63,000
Time deposits	636,765	273,670	102,669	260,426
Total deposits	$1,494,513	$452,110	$165,832	$876,571

(dollars in thousands)	December 31, 2010
	Consolidated		North
	Balance	City Bank	County Bank	Organic
Noninterest-bearing demand	$184,098	$43,421	$12,800	$127,877
NOW accounts	206,717	27,800	19,931	158,986
Money market	341,211	67,034	28,583	245,594
Savings	94,235	30,616	4,090	59,529
Time deposits	665,959	291,967	106,965	267,027
Total deposits	$1,492,220	$460,838	$172,369	$859,013

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	March 31, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	24,704	75.2%	24,704	72.9%
CDARS deposits	8,141	24.8%	9,206	27.1%
Total wholesale deposits	$32,845	100.0%	$33,910	100.0%

Wholesale deposits to total deposits	2.2%		2.3%

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

Borrowings: At March 31, 2011 and December 31, 2010, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings and Other Borrowed Funds:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At March 31, 2011, the Company had no outstanding overnight borrowings or other borrowed funds.  The Company had a remaining unused line of credit of $214.4 million, subject to certain collateral and stock requirements at March 31, 2011.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at March 31, 2011.  Available borrowings under these lines of credit totaled $60.0 million at March 31, 2011.

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

Capital

Shareholders’ Equity: Shareholders’ equity decreased $24.5 million to $157.1 million at March 31, 2011, from $181.6 million at December 31, 2010. The decrease in shareholders’ equity was due principally to the $26.4 million redemption of preferred stock and the $1.6 million repurchase of stock warrants issued to the U.S. Treasury.

On April 29, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of May 10, 2011, payable on May 25, 2011.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2011 and December 31, 2010:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	March 31, 2011	December 31, 2010
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.04%	20.96%
Whidbey Island Bank	8.00%	10.00%	18.44%	20.78%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	17.78%	19.70%
Whidbey Island Bank	4.00%	6.00%	17.18%	19.52%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	10.46%	11.42%
Whidbey Island Bank	4.00%	5.00%	10.10%	11.30%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $17.4 million for the three months ended March 31, 2011.  Net cash provided by investing activities was $55.1 million for the period.  Decreases in net non-covered and covered loans provided $21.9 million, net investment activity provided $16.0 million and net proceeds from the FDIC indemnification asset provided $9.7 million for the period.  Net cash used in financing activities was $26.5 million for the three months ended March 31, 2011, and primarily consisted of the redemption of the preferred stock and the repurchase of the stock warrants issued to the U.S. Treasury.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At March 31, 2011 and December 31, 2010, the Company’s commitments under letters of credit and financial guarantees amounted to $1.4 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2010.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2010 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company may be involved in legal proceedings in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

WASHINGTON BANKING COMPANY

Date: May 10, 2011	By: /s/ John L. Wagner
President and Chief Executive Officer

Date: May 10, 2011	By: /s/ Richard A. Shields
Executive Vice President and Chief Financial Officer