Form 10-Q
period 2011-06-30
WASHINGTON BANKING CO
filed 2011-08-09
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at August 1, 2011 was 15,352,510.

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Condition (unaudited)

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$22,739	$19,766
($1,429 and $2,748, respectively, are restricted)
Interest-bearing deposits	140,505	61,186
Federal funds sold	-	735
Total cash, restricted cash and cash equivalents	163,244	81,687
Investment securities available for sale, at fair value	186,743	199,556
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	2,991	10,976
Non-covered loans, net of allowance for loan losses	810,631	815,481
Covered loans, net of allowance for loan losses	298,478	364,817
Total loans, net of allowances for loan losses	1,109,109	1,180,298
Premises and equipment, net	37,403	37,847
Bank owned life insurance	17,362	17,202
Goodwill and other intangible assets, net	7,225	7,540
Non-covered other real estate owned	2,671	4,122
Covered other real estate owned	32,690	29,766
FDIC indemnification asset	89,906	107,896
Other assets	20,368	20,021
Total assets	$1,677,288	$1,704,487
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$198,465	$184,098
Interest-bearing	1,284,447	1,308,122
Total deposits	1,482,912	1,492,220

Junior subordinated debentures	25,774	25,774
Other liabilities	7,312	4,847
Total liabilities	1,515,998	1,522,841
Commitments and contingencies (See Note 13)
Shareholders' Equity:
Preferred stock, no par value; 26,380 shares authorized
Series A (liquidation preference $1,000 per share); no shares issued
and outstanding at June 30, 2011 and 26,380 at December 31, 2010	-	25,334
Common stock, no par value; 35,000,000 shares authorized; 15,343,760 and
15,321,227 shares issued and outstanding at June 30, 2011 and
December 31, 2010, respectively	83,982	85,264
Retained earnings	76,780	71,307
Accumulated other comprehensive income (loss)	528	(259)
Total shareholders' equity	161,290	181,646
Total liabilities and shareholders' equity	$1,677,288	$1,704,487

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on non-covered loans	$12,643	$13,342	$25,283	$26,427
Interest and fees on covered loans	8,421	4,360	16,731	4,360
Interest on taxable investment securities	808	507	1,601	920
Interest on tax-exempt investment securities	219	170	429	328
Other	66	95	111	131
Total interest income	22,157	18,474	44,155	32,166
Interest expense:
Interest on deposits	2,548	2,805	5,139	5,308
Interest on other borrowed funds	-	93	-	184
Interest on junior subordinated debentures	121	121	241	238
Total interest expense	2,669	3,019	5,380	5,730
Net interest income	19,488	15,455	38,775	26,436
Provision for loan losses, non-covered loans	3,000	2,550	6,000	4,700
Recovery of loan losses, covered loans	(318)	-	(318)	-
Net interest income after provision for loan losses	16,806	12,905	33,093	21,736
Noninterest income:
Service charges and fees	965	826	1,928	1,537
Electronic banking income	824	496	1,517	1,021
Investment products	383	178	605	228
Bank owned life insurance income	81	98	161	180
Income from the sale of mortgage loans	204	204	542	345
SBA premium income	151	206	272	252
Change in FDIC indemnification asset	(1,728)	786	(3,044)	786
Gain on disposition of covered assets	785	733	3,055	733
Other	957	521	1,318	709
Total noninterest income	2,622	4,048	6,354	5,791
Noninterest expense:
Salaries and benefits	6,909	6,528	13,728	10,856
Occupancy and equipment	1,571	1,338	3,238	2,365
Office supplies and printing	470	410	902	701
Data processing	502	397	972	609
Consulting and professional fees	201	131	645	399
Intangible amortization	158	191	315	191
Merger related expenses	135	675	254	675
FDIC premiums	561	254	1,150	506
Non-covered OREO and repossession expenses	341	190	641	383
Covered OREO and repossession expenses	349	281	1,119	281
Other	2,474	1,532	4,763	2,736
Total noninterest expense	13,671	11,927	27,727	19,702
Income before provision for income taxes	5,757	5,026	11,720	7,825
Provision for income taxes	1,745	1,531	3,632	2,335
Net income before preferred dividends	4,012	3,495	8,088	5,490
Preferred stock dividends and discount accretion	-	415	1,084	829
Net income available to common shareholders	$4,012	$3,080	$7,004	$4,661
Net income available per common share, basic	$0.26	$0.20	$0.46	$0.30
Net income available per common share, diluted	$0.26	$0.20	$0.45	$0.30
Average number of common shares outstanding, basic	15,334,000	15,305,000	15,332,000	15,301,000
Average number of common shares outstanding, diluted	15,404,000	15,466,000	15,435,000	15,449,000

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity and

Comprehensive Income (unaudited)

(Dollars and shares in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	5,490	-	5,490
Net change in unrealized gain
(net of tax expense of $566)	-	-	-	-	1,053	1,053
Total comprehensive income						6,543
Preferred stock dividend and accretion	169	-	-	(829)	-	(660)
Cash dividends on common stock,
$0.06 per share	-	-	-	(840)	-	(840)
Stock-based compensation expense	-	-	138	-	-	138
Issuance of common stock under stock plans	-	11	16	-	-	16
Tax benefit associated with stock awards	-	-	4	-	-	4
Balance at June 30, 2010	$25,164	15,309	$84,972	$53,284	$1,302	$164,722

Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$(259)	$181,646
Comprehensive income:
Net income	-	-	-	8,088	-	8,088
Net change in unrealized gain
(net of tax expense of $424)	-	-	-	-	787	787
Total comprehensive income						8,875
Redemption of preferred stock issued to
U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividend and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.10 per share	-	-	-	(1,531)	-	(1,531)
Stock-based compensation expense	-	-	331	-	-	331
Issuance of common stock under stock plans	-	23	7	-	-	7
Tax benefit associated with stock awards	-	-	5	-	-	5
Balance at June 30, 2011	$-	15,344	$83,982	$76,780	$528	$161,290

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$8,088	$5,490
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	320	220
Depreciation	1,001	767
Intangible amortization	315	190
Provision for loan losses, non-covered loans	6,000	4,700
Provision for loan losses, covered loans	(318)	-
Earnings on bank owned life insurance	(160)	(180)
Net (gain)/loss on sale of premises and equipment	(81)	45
Net (gain) loss on sale of non-covered other real estate owned	45	(21)
Net (gain) loss on sale of covered other real estate owned	(1,074)	5
Valuation adjustment on non-covered other real estate owned	53	-
Origination of loans held for sale	(53,414)	(44,712)
Proceeds from sales of loans held for sale	61,399	43,649
Deferred taxes	2,424	561
Change in FDIC indemnification asset	3,044	(786)
Stock-based compensation	331	138
Excess tax benefit from stock-based compensation	(5)	(4)
Net change in assets and liabilities:
Net increase in other assets	(3,190)	(1,058)
Net increase (decrease) in other liabilities	2,465	(6,808)
Net cash provided by operating activities	27,243	2,196

Cash flows from investing activities:
Purchases of investment securities, available for sale	(23,755)	(84,320)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	37,459	19,607
Net decrease in non-covered loans and covered loans	49,166	8,696
Purchases of premises and equipment	(940)	(892)
Proceeds from the sale of premises and equipment	464	6
Proceeds from sale of non-covered other real estate owned	3,072	510
Proceeds from sale of covered other real estate owned	13,518	377
Capitalization of non-covered other real estate owned improvements	-	(118)
Capitalization of covered other real estate owned improvements	(746)	-
Net proceeds from FDIC indemnification asset	14,946	-
Cash acquired in merger, net of cash consideration paid	-	279,985
Net cash provided by investing activities	$93,184	$223,851

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from financing activities:
Net decrease in deposits	$(9,308)	$(113,036)
Gross payments on other borrowed funds	-	(50,152)
Redemption of preferred stock	(26,380)	-
Repurchase of common stock warrant	(1,625)	-
Proceeds from exercise of stock options	7	16
Excess tax benefits from stock-based compensation	5	4
Dividends paid on preferred stock	(38)	(660)
Dividends paid on common stock	(1,531)	(840)
Net cash used in financing activities	(38,870)	(164,668)

Net change in cash and cash equivalents	81,557	61,379
Cash and cash equivalents at beginning of period	81,687	101,841
Cash and cash equivalents at end of period	$163,244	$163,220

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,549	$5,215
Income taxes	$2,500	$3,200

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$787	$1,053
Transfer of non-covered loans to non-covered other real estate owned	$1,719	$806
Transfer of covered loans to covered other real estate owned	$14,622	$8,762

Acquisitions:
Assets acquired	$-	$718,019
Liabilities assumed	$-	$718,019

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company” or “WBCO”) is a registered bank holding company formed on April 30, 1996.  At June 30, 2011, WBCO had two wholly-owned subsidiaries – Whidbey Island Bank (“WIB” or the “Bank”), the Company’s principal subsidiary, and Washington Banking Master Trust (the “Trust”).  The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans.  The region’s economy has evolved from one that was once heavily dependent upon forestry, fishing and farming to an economy with a much more diverse blend of industries including retail trade, services, manufacturing, tourism and a large military base presence.  Although the Bank has a diversified loan portfolio, a substantial portion of its borrowers’ ability to repay their loans is dependent upon the economic conditions affecting this area.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2011 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income, which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in ASC 220 and requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments of ASU 2011-05 are effective for fiscal years and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05 is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2011, the FASB issued ASU 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, to substantially converge the guidance in U.S. GAAP and IFRS on fair value measurements and disclosures. The amended guidance changes several aspects of the fair value measurement guidance ASC 820, Fair Value Measurement, and includes several new fair value disclosure requirements. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s financial condition or results of operations.

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

Merger related expenses of $135 thousand and $254 thousand have been incurred in connection with the acquisitions of City Bank and North County Bank for the three and six months ended June 30, 2011, respectively, and have been recognized as a separate line item on the Condensed Consolidated Statements of Income.  For the six months ended June 30, 2010, merger related expenses totaled $675 thousand.  Merger related expenses include conversion expense, severance and professional and consulting services.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at June 30, 2011 and December 31, 2010.  At June 30, 2011 and December 31, 2010, there were no investment securities as held to maturity or trading.

(dollars in thousands)	June 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$82,031	$749	$(219)	$82,561
U.S. Treasuries	52,127	507	-	52,634
Pass-through securities	2,380	61	-	2,441
Taxable state and political subdivisions	6,080	118	(137)	6,061
Tax exempt state and political subdivisions	27,260	772	(203)	27,829
Corporate obligations	12,001	12	(393)	11,620
Investments in mutual funds and other equities	4,044	-	(447)	3,597
Total investment securities available for sale	$185,923	$2,219	$(1,399)	$186,743

(dollars in thousands)	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$103,109	$695	$(814)	$102,990
U.S. Treasuries	54,175	530	(62)	54,643
Pass-through securities	1,216	24	(1)	1,239
Taxable state and political subdivisions	6,090	33	(356)	5,767
Tax exempt state and political subdivisions	22,312	603	(304)	22,611
Corporate obligations	9,001	24	(51)	8,974
Investments in mutual funds and other equities	4,044	-	(712)	3,332
Total investment securities available for sale	$199,947	$1,909	$(2,300)	$199,556

(a) Other-Than-Temporary Impaired Debt Securities: At June 30, 2011 and December 31, 2010, there were 37 and 52 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at June 30, 2011 or December 31, 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$20,255	$(219)	$-	$-	$20,255	$(219)
Taxable state and political subdivisions	6,046	(137)	-	-	6,046	(137)
Tax exempt state and political subdivisions	5,892	(203)	-	-	5,892	(203)
Corporate obligations	10,608	(393)	-	-	10,608	(393)
Investments in mutual funds and other equities	4,044	(447)	-	-	4,044	(447)
Total investment securities available for sale	$46,845	$(1,399)	$-	$-	$46,845	$(1,399)

(dollars in thousands)	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$52,196	$(814)	$-	$-	$52,196	$(814)
U.S. Treasuries	4,988	(62)	-	-	4,988	(62)
Pass-through securities	200	(1)	-	-	200	(1)
Taxable state and political subdivisions	4,221	(356)	-	-	4,221	(356)
Tax exempt state and political subdivisions	6,004	(304)	-	-	6,004	(304)
Corporate obligations	7,949	(51)	-	-	7,949	(51)
Investments in mutual funds and other equities	4,044	(712)	-	-	4,044	(712)
Total investment securities available for sale	$79,602	$(2,300)	$-	$-	$79,602	$(2,300)

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

The amortized cost and fair value of investment securities, by contractual maturity at June 30, 2011, are shown in the table below.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2011
	Amortized	Fair
	Cost	Value
Three months or less	$6	$6
Over three months to one year	30,428	30,617
After one year through three years	38,889	39,546
After three years through five years	75,037	75,192
After five years through ten years	16,168	16,334
After ten years	25,395	25,048
Total	$185,923	$186,743

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	June 30, 2011
	Amortized cost	Fair value
To state and local governments to secure public deposits	$56,897	$57,709
To Federal Reserve Bank to secure borrowings	27,812	27,915
To Federal Home Loan Bank to secure borrowings	5,729	5,655
Other securities pledged, principally to secure deposits	13,186	13,435
Total pledged investment securities	$103,624	$104,714

(5)  Non-Covered Loans

The following table presents the major types of non-covered loans at June 30, 2011 and December 31, 2010.  The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$153,775	$145,319
Real estate mortgage	403,003	395,265
Real estate construction	102,033	115,609
Consumer	169,110	175,896
	827,921	832,089
Deferred loan costs, net	2,117	2,204
Allowance for loan losses	(19,407)	(18,812)
Total non-covered loans, net	$810,631	$815,481

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended June 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,829	$5,868	$5,459	$3,082	$19,238
Provision	391	2,059	472	78	3,000
Charge-offs	(688)	(2,045)	(144)	(392)	(3,269)
Recoveries	106	39	1	292	438
Ending Balance	$4,638	$5,921	$5,788	$3,060	$19,407

(dollars in thousands)	Three Months Ended June 30, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$2,171	$7,806	$2,289	$4,198	$16,464
Provision	2,537	(2,637)	3,380	(730)	2,550
Charge-offs	(582)	(217)	(1,022)	(498)	(2,319)
Recoveries	71	2	6	201	280
Ending Balance	$4,197	$4,954	$4,653	$3,171	$16,975

(dollars in thousands)	Six Months Ended June 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,693	2,617	983	707	6,000
Charge-offs	(1,157)	(3,330)	(144)	(1,537)	(6,168)
Recoveries	187	127	2	447	763
Ending Balance	$4,638	$5,921	$5,788	$3,060	$19,407

(dollars in thousands)	Six Months Ended June 30, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$1,515	$8,060	$2,330	$4,307	$16,212
Provision	3,663	(2,423)	3,913	(453)	4,700
Charge-offs	(1,124)	(687)	(1,697)	(1,130)	(4,638)
Recoveries	143	4	107	447	701
Ending Balance	$4,197	$4,954	$4,653	$3,171	$16,975

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,225	$312	$2,643	$-	$4,180
Collectively evaluated for impairment	3,413	5,609	3,145	3,060	15,227
Total allowance for loan losses	$4,638	$5,921	$5,788	$3,060	$19,407

Non-covered loans
Individually evaluated for impairment	$6,741	$12,047	$31,831	$220	$50,839
Collectively evaluated for impairment	147,034	390,956	70,202	168,890	777,082
Total non-covered loans (1)	$153,775	$403,003	$102,033	$169,110	$827,921

(1) Total non-covered loans excludes deferred loan costs of $2.1 million.

(dollars in thousands)	December 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$898	$345	$1,100	$-	$2,343
Collectively evaluated for impairment	3,017	6,162	3,847	3,443	16,469
Total allowance for loan losses	$3,915	$6,507	$4,947	$3,443	$18,812

Non-covered loans
Individually evaluated for impairment	$3,422	$11,625	$30,617	$118	$45,782
Collectively evaluated for impairment	141,897	383,640	84,992	175,778	786,307
Total non-covered loans (1)	$145,319	$395,265	$115,609	$175,896	$832,089

(1) Total non-covered loans excludes deferred loan costs of $2.2 million.

Credit Quality and Nonperforming Non-Covered Loans

The Company manages credit quality and controls its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Non-covered nonperforming loans consist of non-covered nonaccrual loans.  Non-covered nonperforming loans are assessed for potential loss exposure on an individual or homogeneous group basis.

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

Non-Covered Impaired Loans

The Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of June 30, 2011, the Company had $1.6 million in commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at June 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Recorded Investment	Allowance	Recorded Investment	Allowance
With no related allowance recorded
Nonaccrual loans	$15,877	$-	$11,382	$-
Restructured loans	17,621	-	19,936	-
Total with no related allowance	$33,498	$-	$31,318	$-

With an allowance recorded
Nonaccrual loans	$12,075	$2,306	$14,464	$2,343
Restructured loans	5,266	1,874	-	-
Total with an allowance recorded	17,341	4,180	14,464	2,343
Total	$50,839	$4,180	$45,782	$2,343

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$3,528	$4,814	$-	$1,855	$1,858	$-
Real estate mortgages:
One-to-four family residential	812	812	-	2,700	3,400	-
Multi-family and commercial	8,923	9,787	-	7,036	7,163	-
Total real estate mortgages	9,735	10,599	-	9,736	10,563	-
Real estate construction:
One-to-four family residential	19,628	20,836	-	19,222	19,644	-
Multi-family and commercial	387	387	-	387	387	-
Total real estate construction	20,015	21,223	-	19,609	20,031	-
Consumer:
Indirect	-	560	-	-	-	-
Direct	220	1,214	-	118	118	-
Total consumer	220	1,774	-	118	118	-
Total with no related allowance recorded	$33,498	$38,410	$-	$31,318	$32,570	$-

With an allowance recorded
Commercial	$3,213	$3,440	$1,225	$1,567	$1,567	$898
Real estate mortgages:
One-to-four family residential	1,419	2,623	38	1,180	1,188	207
Multi-family and commercial	892	915	274	709	1,036	138
Total real estate mortgages	2,311	3,538	312	1,889	2,224	345
Real estate construction:
One-to-four family residential	11,817	12,831	2,643	11,008	11,166	1,100
Multi-family and commercial	-	-	-	-	-	-
Total real estate construction	11,817	12,831	2,643	11,008	11,166	1,100
Consumer:
Indirect	-	-	-	-	-	-
Direct	-	-	-	-	-	-
Total consumer	-	-	-	-	-	-
Total with an allowance recorded	17,341	19,809	4,180	14,464	14,957	2,343
Total impaired non-covered loans	$50,839	$58,219	$4,180	$45,782	$47,527	$2,343

The average recorded investment in non-covered impaired loans was approximately $48.3 million during the six months ended June 30, 2011, and $9.6 million for the year ended December 31, 2010.  Interest income recognized on non-covered impaired loans was $5 thousand and $12 thousand for the three and six months ended June 30, 2011, respectively.  For the same periods a year ago, interest income recognized on non-covered impaired loans was $77 thousand and $82 thousand, respectively.  Additional interest income of $22 thousand and $72 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three and six months ended June 30, 2011, compared to $103 thousand and $182 thousand for the three and six month ended June 30, 2010, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$732	$789	$86	$1,607	$4,337	$147,831	$153,775
Real estate mortgages:
One-to-four family residential	229	290	-	519	2,232	41,504	44,255
Multi-family and commercial	1,883	335	-	2,218	3,435	353,095	358,748
Total real estate mortgages	2,112	625	-	2,737	5,667	394,599	403,003

Real estate construction:
One-to-four family residential	751	-	-	751	17,342	48,108	66,201
Multi-family and commercial	-	-	-	-	386	35,446	35,832
Total real estate construction	751	-	-	751	17,728	83,554	102,033

Consumer:
Indirect	1,090	320	-	1,410	-	84,490	85,900
Direct	814	302	212	1,328	220	81,662	83,210
Total consumer	1,904	622	212	2,738	220	166,152	169,110
Total	$5,499	$2,036	$298	$7,833	$27,952	$792,136	827,921
Deferred loan costs, net							2,117
Total non-covered loans							$830,038

(dollars in thousands)	December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$1,010	$461	$-	$1,471	$3,304	$140,544	$145,319
Real estate mortgages:
One-to-four family residential	928	32	-	960	3,880	41,877	46,717
Multi-family and commercial	-	1,799	-	1,799	3,134	343,615	348,548
Total real estate mortgages	928	1,831	-	2,759	7,014	385,492	395,265

Real estate construction:
One-to-four family residential	2,034	2,656	-	4,690	15,023	53,232	72,945
Multi-family and commercial	-	-	-	-	387	42,277	42,664
Total real estate construction	2,034	2,656	-	4,690	15,410	95,509	115,609

Consumer:
Indirect	1,159	259	34	1,452	-	88,779	90,231
Direct	1,214	271	10	1,495	118	84,052	85,665
Total consumer	2,373	530	44	2,947	118	172,831	175,896
Total	$6,345	$5,478	$44	$11,867	$25,846	$794,376	832,089
Deferred loan costs, net							2,204
Total non-covered loans							$834,293

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table summarizes our internal risk rating, by class, as of June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$122,847	$6,349	$24,579	$-	$153,775
Real estate mortgages:
One-to-four family residential	36,300	2,164	5,791	-	44,255
Multi-family and commercial	286,783	30,772	41,193	-	358,748
Total real estate mortgages	323,083	32,936	46,984	-	403,003

Real estate construction:
One-to-four family residential	19,884	5,983	40,334	-	66,201
Multi-family and commercial	27,821	5,216	2,795	-	35,832
Total real estate construction	47,705	11,199	43,129	-	102,033

Consumer:
Indirect	83,527	12	2,361	-	85,900
Direct	76,435	1,144	5,631	-	83,210
Total consumer	159,962	1,156	7,992	-	169,110
Total	$653,597	$51,640	$122,684	$-	827,921
Deferred loan costs, net					2,117
					$830,038

(dollars in thousands)	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$112,145	$6,265	$26,909	$-	$145,319
Real estate mortgages:
One-to-four family residential	36,626	1,788	8,303	-	46,717
Multi-family and commercial	283,790	24,617	40,141	-	348,548
Total real estate mortgages	320,416	26,405	48,444	-	395,265

Real estate construction:
One-to-four family residential	27,485	3,860	41,600	-	72,945
Multi-family and commercial	32,015	9,917	732	-	42,664
Total real estate construction	59,500	13,777	42,332	-	115,609

Consumer:
Indirect	87,679	11	2,541	-	90,231
Direct	78,846	1,132	5,687	-	85,665
Total consumer	166,525	1,143	8,228	-	175,896
Total	$658,586	$47,590	$125,913	$-	832,089
Deferred loan costs, net					2,204
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

The following table presents the major types of covered loans at June 30, 2011 and December 31, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	June 30, 2011
	City Bank	North County Bank	Total
Commercial	$20,597	$30,243	$50,840
Real estate mortgages:
One-to-four family residential	4,823	11,084	15,907
Multi-family residential and commercial	187,279	73,830	261,109
Total real estate mortgages	192,102	84,914	277,016

Real estate construction:
One-to-four family residential	6,879	7,581	14,460
Multi-family and commercial	26,964	17,315	44,279
Total real estate construction	33,843	24,896	58,739

Consumer - direct	3,787	12,415	16,202
Subtotal	250,329	152,468	402,797
Fair value discount	(57,253)	(46,048)	(103,301)
Total covered loans	193,076	106,420	299,496
Allowance for loan losses	(1,018)	-	(1,018)
Total covered loans, net	$192,058	$106,420	$298,478

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

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

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2011 and 2010, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended
	June 30,
	2011		2010
	City Bank	North County Bank	City Bank
Balance, beginning of period	$45,804	$25,463	$-
Additions resulting from acquisition	-	-	23,964
Accretion to interest income	(5,961)	(2,188)	(4,927)
Disposals	(5,480)	-	-
Reclassification (to)/from nonaccretable difference	36,726	-	-
Balance, end of period	$71,089	$23,275	$19,037

(dollars in thousands)	Six Months Ended
	June 30,
	2011		2010
	City Bank	North County Bank	City Bank
Balance, beginning of period	$56,079	$27,880	$-
Additions resulting from acquisition	-	-	23,964
Accretion to interest income	(12,025)	(4,605)	(4,927)
Disposals	(9,691)	-	-
Reclassification (to)/from nonaccretable difference	36,726	-	-
Balance, end of period	$71,089	$23,275	$19,037

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

The following table summarizes nonperforming covered assets at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011	December 31, 2010
Covered nonaccrual loans	$90,840	$96,182
Covered restructured loans	-	-
Total covered nonperforming loans	90,840	96,182
Covered other real estate owned	32,690	29,766
Total covered nonperforming assets	$123,530	$125,948

Total covered impaired loans	$90,840	$96,182
Covered accruing loans past due 90
days or more	-	-

Allowance for loan losses	$1,018	$1,336

(b) Covered Other Real Estate Owned: All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss share agreement are referred to as “covered OREO” and reported separately in the Condensed Consolidated Statements of Financial Condition.  Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the lower of the loan’s appraised value, less selling costs, or the carrying value

The following tables summarize the activity related to covered OREO for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended
	June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,463	$11,363	$28,826
Additions to covered OREO	5,919	2,105	8,024
Capitalized improvements	-	673	673
Dispositions of covered OREO	(2,092)	(2,741)	(4,833)
Balance, end of period	$21,290	$11,400	$32,690

(dollars in thousands)	Six Months Ended
	June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	11,927	2,695	14,622
Capitalized improvements	-	746	746
Dispositions of covered OREO	(8,543)	(3,901)	(12,444)
Balance, end of period	$21,290	$11,400	$32,690

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

(dollars in thousands)	Six Months Ended
June 30, 2010
City Bank
Balance, beginning of period	$-
Additions resulting from acquisition	5,798
Additions to covered OREO	8,762
Dispositions of covered OREO	(382)
Balance, end of period	$14,178

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended
	June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$62,007	$34,856	$96,863
Change in FDIC indemnification asset	(2,153)	425	(1,728)
Transfers to due from FDIC	(3,211)	(2,018)	(5,229)
Balance, end of period	$56,643	$33,263	$89,906

(dollars in thousands)	Six Months Ended
	June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$68,389	$39,507	$107,896
Change in FDIC indemnification asset	(3,888)	844	(3,044)
Transfers to due from FDIC	(7,858)	(7,088)	(14,946)
Balance, end of period	$56,643	$33,263	$89,906

(dollars in thousands)	Six Months Ended
June 30, 2010
City Bank
Balance, beginning of period	$-
Additions resulting from acquisition	84,393
Change in FDIC indemnification asset	786
Balance, end of period	$85,179

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$4,845	$4,937	$4,122	$4,549
Additions to OREO	707	316	1,719	806
Capitalized improvements	-	-	-	118
Valuation adjustment	(53)	-	(53)	-
Dispositions of OREO	(2,828)	(269)	(3,117)	(489)
Balance, end of period	$2,671	$4,984	$2,671	$4,984

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income available to common shareholders	$4,012	$3,080	$7,004	$4,661

Weighted average number of common shares, basic	15,334,000	15,305,000	15,332,000	15,301,000
Effect of dilutive stock awards and CPP warrants	70,000	161,000	103,000	148,000
Weighted average number of common shares, diluted	15,404,000	15,466,000	15,435,000	15,449,000

Earnings per common share
Basic	$0.26	$0.20	$0.46	$0.30
Diluted	$0.26	$0.20	$0.45	$0.30

Antidilutive stock awards excluded from computation
of diluted earnings per common share	57,393	55,683	55,939	55,874

(10)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the six months ended June 30, 2011 and 2010.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  For the three and six months ended June 30, 2011, the Company recognized $35 thousand and $75 thousand in stock-based compensation expense, as a component of salaries and benefits, compared to $41 thousand and $84 thousand for the same periods a year ago, respectively.  As of June 30, 2011, there was approximately $29 thousand of total unrecognized compensation cost related to nonvested stock option grants.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Stock-Based Compensation (continued)

The following table summarizes information on stock option activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2011	204,622	$10.08
Granted	-	-
Exercised	(917)	7.85		$5
Forfeited, expired or cancelled	(951)	15.43
Outstanding, June 30, 2011	202,754	10.07	5.49	$763

Exercisable at June 30, 2011	195,147	$9.89	5.47	$757

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2011, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2011.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.

The following table summarizes information on RSA activity during 2011:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	1,354	$15.06
Granted	-	-
Vested	(1,091)	14.65
Forfeited, expired or cancelled	-	-
Outstanding, June 30, 2011	263	$16.76	0.11

For the three and six months ended June 30, 2011, the Company recognized $2 thousand and $7 thousand in RSA compensation expense, as a component of salaries and benefits, compared to $5 thousand and $16 thousand for the  three and six months ended June 30, 2010, respectively.  As of June 30, 2011, there was $1 thousand of total unrecognized compensation costs related to nonvested RSAs.

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

The following table summarizes information on RSU activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	57,533	$12.56
Granted	50,700	12.95
Vested	(21,907)	12.68
Forfeited, expired or cancelled	-	-
Outstanding, June 30, 2011	86,326	$12.76	4.20

For the three and six months ended June 30, 2011, the Company recognized $72 thousand and $249 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $15 thousand and $38 thousand for the same periods a year ago, respectively.  As of June 30, 2011, there was $1.0 million of total unrecognized compensation costs related to nonvested RSUs.

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

We paid cumulative dividends at a rate of 5% per annum on the Series A Preferred Stock, which would have increased to 9% per annum after the first five years, in each case, applied to the $1,000 per share liquidation preference, but only paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)       Fair Value Measurements

(a) Fair Value Hierarchy and Fair Value Measurement: The Company groups its assets and liabilities that are recorded at fair value in three levels, based on the markets, if any, in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

Level 1:  Quoted prices for identical instruments in active markets.

Level 2: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drives are observable.

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s assets measured at fair value on a recurring basis at June 30, 2011 and December 31, 2010:

(dollars in thousands)	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$82,561	$-	$82,561
U.S. Treasuries	-	52,634	-	52,634
Pass-through securities	-	2,441	-	2,441
Taxable state and political subdivisions	-	6,061	-	6,061
Tax exempt state and political subdivisions	-	27,829	-	27,829
Corporate obligations	-	11,620	-	11,620
Investments in mutual funds and other equities	-	3,597	-	3,597
Total	$-	$186,743	$-	$186,743

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$102,990	$-	$102,990
U.S. Treasuries	-	54,643	-	54,643
Pass-through securities	-	1,239	-	1,239
Taxable state and political subdivisions	-	5,767	-	5,767
Tax exempt state and political subdivisions	-	22,611	-	22,611
Corporate obligations	-	8,974	-	8,974
Investments in mutual funds and other equities	-	3,332	-	3,332
Total	$-	$199,556	$-	$199,556

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair Value at June 30, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$46,659	$46,659	$(8,868)
Non-covered other real estate owned (2)	-	-	2,671	2,671	(53)
Covered other real estate owned (2)	-	-	32,690	32,690	-
Total	$-	$-	$82,020	$82,020	$(8,921)

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$43,439	$43,439	$(8,269)
Non-covered other real estate owned (2)	-	-	4,122	4,122	(300)
Covered other real estate owned (2)	-	-	29,766	29,766	(858)
Total	$-	$-	$77,327	$77,327	$(9,427)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at June 30, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	June 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$22,739	$22,739	$19,766	$19,766
Interest-bearing deposits	140,505	140,505	61,186	61,186
Federal funds sold	-	-	735	735
Investment securities available for sale	186,743	186,743	199,556	199,556
FHLB stock	7,576	7,576	7,576	7,576
Loans held for sale	2,991	2,991	10,976	10,976
Non-covered loans	830,038	803,346	834,293	813,769
Covered loans	299,496	322,471	366,153	411,266
FDIC indemnification asset	89,906	73,824	107,896	73,078

Financial liabilities:
Deposits	1,482,912	1,487,107	1,492,220	1,496,791
Junior subordinated debentures	25,774	9,489	25,774	9,396

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

(13)       Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2011. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of June 30, 2011.  At June 30, 2011, the commitments under these agreements totaled $1.3 million.

At June 30, 2011, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at June 30, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)       Subsequent Events

On July 28, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of August 8, 2011, payable on August 22, 2011.

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

Executive Overview

Significant items for the second quarter of 2011 were as follows:

•
Net income available to common shareholders per diluted share was $0.26 and $0.45 for the three and six months ended June 30, 2011, compared to net income available to common shareholders per diluted common share of $0.20 and $0.30 for the three and six months ended June 30, 2010, respectively. Diluted operating earnings per common share, a non-GAAP financial measure, defined as earnings available to common shareholders before the acceleration of the accretion of the remaining preferred stock discount and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.25 and $0.50 for the three and six months ended June 30, 2011, compared to $0.22 and $0.32 for the three and six months ended June 30, 2010, respectively.  This measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•	Net interest margin, on a tax equivalent basis, was 5.39% and 5.41% for the three and six months ended June 30, 2011, respectively, compared to 4.53% and 4.56% for the same periods a year ago.

•
Total risk-based capital decreased to 19.50% at June 30, 2011, compared to 20.96% at December 31, 2010, reflecting the first quarter 2011 redemption of the 26,380 preferred shares and the repurchase of the associated stock warrants.

•	Tangible book value per common share increased to $10.04 at June 30, 2011, up from $9.71 at December 31, 2010.

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

Results of Operations Overview

For the three months ended June 30, 2011, net income available to common shareholders increased to $4.0 million, or $0.26 per diluted common share, as compared to net income available to common shareholders of $3.1 million, or $0.20 per diluted common share, for the same period a year ago. The increase in net income available to common shareholders was principally attributable to increased interest income on covered loans, partially offset by decreased noninterest income and increased noninterest expense.

Net income available to common shareholders increased to $7.0 million, or $0.45 per diluted common share, for the six months ended June 30, 2011, compared to $4.7 million, or $0.30 per diluted common share, for the six months ended June 30, 2010.  The increase in net income available to common shareholders was principally attributable to increased interest income on covered loans, partially offset by increased noninterest expense.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
GAAP earnings available to common shareholders	$4,012	$3,080	$7,004	$4,661
Provision for income taxes	1,745	1,531	3,632	2,335
	5,757	4,611	10,636	6,996
Adjustments to GAAP earnings available to common shareholders
Merger related expenses	135	675	254	675
Accelerated accretion of remaining preferred stock discount	-	-	1,046	-
Operating earnings before taxes	5,892	5,286	11,936	7,671
Provision for income taxes	(2,062)	(1,850)	(4,178)	(2,685)
Net operating earnings	$3,830	$3,436	$7,758	$4,986

Diluted GAAP earnings per common share	$0.26	$0.20	$0.45	$0.30
Diluted operating earnings per common share	$0.25	$0.22	$0.50	$0.32

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

Tangible Common Equity and Tangible Assets

(dollars in thousands)	June 30, 2011	December 31, 2010
Total shareholders' equity	$161,290	$181,646
Adjustments to shareholders' equity
Preferred stock	-	(25,334)
Other intangible assets, net	(7,225)	(7,540)
Tangible common equity	$154,065	$148,772

Total assets	$1,677,288	$1,704,487
Adjustments to total assets
Other intangible assets, net	(7,225)	(7,540)
Tangible assets	$1,670,063	$1,696,947

Common shares outstanding at end of period	15,343,760	15,321,227

Tangible common equity ratio	9.23%	8.77%
Tangible book value per common share	$10.04	$9.71

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned/	yield/	Average	earned/	yield/
	balance	paid	rate	balance	paid	rate
Assets
Non-covered loans (1)(2)	$833,562	$12,784	6.15%	$829,226	$13,476	6.52%
Covered loans	319,839	8,421	10.56%	252,592	4,360	6.92%
Federal funds sold	1,260	1	0.18%	14,233	4	0.11%
Interest-bearing deposits	114,708	65	0.23%	158,405	91	0.23%
Investments
Taxable	174,794	808	1.86%	116,585	507	1.74%
Non-taxable (2)	24,431	333	5.46%	17,364	258	5.95%
Interest-earning assets	1,468,594	22,412	6.12%	1,388,405	18,696	5.40%
Noninterest-earning assets	212,205			143,833
Total assets	$1,680,799			$1,532,238

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$575,616	$662	0.46%	$411,483	$659	0.64%
Savings	94,842	53	0.23%	75,528	47	0.25%
Time deposits	622,897	1,833	1.18%	672,879	2,099	1.25%
Total interest-bearing deposits	1,293,355	2,548	0.79%	1,159,890	2,805	0.97%
Federal funds purchased	-	-	-	1,115	-	-
Junior subordinated debentures	25,774	121	1.89%	25,774	121	1.88%
Other interest-bearing liabilities	-	-	-	10,000	93	3.73%
Total interest-bearing liabilities	1,319,129	2,669	0.81%	1,196,779	3,019	1.01%

Noninterest-bearing deposits	196,872			162,494
Other liabilities	6,194			10,631
Total liabilities	1,522,195			1,369,904
Total shareholders' equity	158,604			162,334
Total liabilities and
shareholders' equity	$1,680,799			$1,532,238
Net interest income/spread		$19,743	5.31%		$15,677	4.39%
Credit for interest-bearing funds			0.08%			0.14%
Net interest margin (2)			5.39%			4.53%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $255 thousand and $222 thousand for the three months ended June 30, 2011 and 2010, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $19.7 million for the second quarter of 2011, compared to $15.7 million for the second quarter of 2010.  Changes in net interest income during the second quarter of 2011 reflect a $4.1 million increase in income on covered loans resulting from the FDIC-assisted acquisitions of City Bank and North County Bank.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.39% for the second quarter of 2011, compared to 4.53% for the same period a year ago. The 86 basis point increase in net interest margin for the period was primarily attributable to the 10.56% average yield on covered loans.

(dollars in thousands)	Six Months Ended June 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned/	yield/	Average	earned/	yield/
	balance	paid	rate	balance	paid	rate
Assets
Non-covered loans (1)(2)	$834,593	$25,566	6.18%	$824,926	$26,569	6.49%
Covered loans	336,606	16,731	10.02%	126,994	4,360	6.92%
Federal funds sold	1,047	1	0.20%	7,156	4	0.10%
Interest-bearing deposits	93,644	110	0.24%	107,160	127	0.24%
Investments
Taxable	176,181	1,601	1.83%	98,822	920	1.88%
Non-taxable (2)	23,468	652	5.60%	16,917	496	5.92%
Interest-earning assets	1,465,539	44,661	6.15%	1,181,975	32,476	5.54%
Noninterest-earning assets	218,507			101,127
Total assets	$1,684,046			$1,283,102

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$567,748	$1,383	0.49%	$375,702	$1,204	0.65%
Savings	95,506	117	0.25%	63,130	79	0.25%
Time deposits	638,124	3,639	1.15%	505,431	4,025	1.61%
Total interest-bearing deposits	1,301,378	5,139	0.80%	944,263	5,308	1.13%
Federal funds purchased	-	-	-	560	-	-
Junior subordinated debentures	25,774	241	1.89%	25,774	238	1.86%
Other interest-bearing liabilities	-	-	-	10,000	184	3.71%
Total interest-bearing liabilities	1,327,152	5,380	0.82%	980,597	5,730	1.18%

Noninterest-bearing deposits	191,921			134,938
Other liabilities	6,105			6,374
Total liabilities	1,525,178			1,121,909
Total shareholders' equity	158,868			161,193
Total liabilities and
shareholders' equity	$1,684,046			$1,283,102
Net interest income/spread		$39,281	5.33%		$26,746	4.36%
Credit for interest-bearing funds			0.08%			0.20%
Net interest margin (2)			5.41%			4.56%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $506 thousand and $310 thousand for the six months ended June 30, 2011 and 2010, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

For the six months ended June 30, 2011, taxable-equivalent net interest income totaled $39.3 million, compared to $26.7 million for the same period a year ago.  The increase for the period is primarily attributable to the increase in interest-earning assets resulting from the FDIC-assisted acquisitions of City Bank and North County Bank.

Net interest margin on a taxable-equivalent basis was 5.41% for the six month ended June 30, 2011, compared to 4.56% for the same period a year ago. The 85 basis point increase in net interest margin for the period was primarily attributable to the 10.02% average yield on covered loans and the 33 basis point decrease in rates offered on interest-bearing deposits.

The following table sets forth the changes in yields or rates and average balances that affected net interest income:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2011 compared to 2010			2011 compared to 2010
	Increase (decrease) due to (2):			Increase (decrease) due to (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$71	$(763)	$(692)	$317	$(1,320)	$(1,003)
Covered loans	1,366	2,695	4,061	9,731	2,640	12,371
Federal funds sold	(6)	3	(3)	17	(20)	(3)
Interest-bearing deposits	(25)	(1)	(26)	(16)	(1)	(17)
Investments (1)
Taxable	267	34	301	703	(22)	681
Non-taxable	94	(19)	75	181	(25)	156
Interest-earning assets	$1,767	$1,949	$3,716	$10,933	$1,252	$12,185

Liabilities
Deposits:
NOW accounts and money market	$219	$(216)	$3	$515	$(336)	$179
Savings	11	(5)	6	38	-	38
Time deposits	(151)	(115)	(266)	913	(1,299)	(386)
Total interest-bearing deposits	79	(336)	(257)	1,466	(1,635)	(169)
Junior subordinated debentures	-	-	-	-	3	3
Other interest-bearing liabilities	(46)	(47)	(93)	(92)	(92)	(184)
Total interest-bearing liabilities	$33	$(383)	$(350)	$1,374	$(1,724)	$(350)

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

For the three months ended June 30, 2011, the Company recorded a $3.0 million provision for non-covered loan losses, compared to $2.6 million for the same period a year ago.  Net charge-offs for the second quarter of 2011 were $2.8 million, a $792 thousand increase over the second quarter of 2010.  At June 30, 2011 and 2010, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.34% and 2.04%, respectively.

For the six months ended June 30, 2011 and 2010, the Company recorded a $6.0 million and $4.7 million provision for non-covered loan losses, respectively.  Net non-covered charge-offs totaled $5.4 million and $3.9 million for the same periods, respectively.

Noninterest Income:  The following table presents the key components of noninterest income for the three and six months ended June 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,		Three Month	Six Month
	2011	2010	2011	2010	Change	Change
Service charges and fees	$965	$826	$1,928	$1,537	$139	$391
Electronic banking income	824	496	1,517	1,021	328	496
Investment products	383	178	605	228	205	377
Bank owned life insurance income	81	98	161	180	(17)	(19)
Income from the sale of mortgage loans	204	204	542	345	-	197
SBA premium income	151	206	272	252	(55)	20
Change in FDIC indemnification asset	(1,728)	786	(3,044)	786	(2,514)	(3,830)
Gain on disposition of covered assets	785	733	3,055	733	52	2,322
Other	957	521	1,318	709	436	609
Total noninterest income	$2,622	$4,048	$6,354	$5,791	$(1,426)	$563

▪	Service charges and fees increase was primarily attributable to the increased volume of transaction deposit accounts and an increase in NSF fees.

▪	Electronic banking income increase was primarily attributable to an increase in ATM machines acquired through the acquisitions of City Bank and North County Bank.

▪	Investment products increased due to increased sales of annuity products to customers seeking more stable investment options.

▪	Change in FDIC indemnification asset represents the accretion (amortization) of the FDIC indemnification asset related to the acquisitions of City Bank and North County Bank.

▪	Gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.

▪	Other noninterest income increased primarily due to a $670 thousand gain generated from the sale of the merchant card processing portfolio to a new provider in the second quarter of 2011.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,		Thee Month	Six Month
	2011	2010	2011	2010	Change	Change
Salaries and benefits	$6,909	$6,528	$13,728	$10,856	$381	$2,872
Occupancy and equipment	1,571	1,338	3,238	2,365	233	873
Office supplies and printing	470	410	902	701	60	201
Data processing	502	397	972	609	105	363
Consulting and professional fees	201	131	645	399	70	246
Intangible amortization	158	191	315	191	(33)	124
Merger related expenses	135	675	254	675	(540)	(421)
FDIC premiums	561	254	1,150	506	307	644
Non-covered OREO and repossession expenses	341	190	641	383	151	258
Covered OREO and repossession expenses	349	281	1,119	281	68	838
Other	2,474	1,532	4,763	2,736	942	2,027
Total noninterest expense	$13,671	$11,927	$27,727	$19,702	$1,744	$8,025

▪
Salaries and benefits increased primarily due to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank.  Total full-time equivalents were 464 and 426 at June 30, 2011 and 2010, respectively.

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

Income Taxes: The Company’s consolidated effective tax rates for the three and six months ended June 30, 2011 was 30.3% and 31.0%, respectively, compared to 30.5% and 29.8%, respectively, for the same periods a year ago.  The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s quarterly 2011 tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at June 30, 2011, were $1.68 billion, compared to $1.70 billion at December 31, 2010, a decrease of $27.2 million, or 1.6%.  For the period, deposits decreased $9.3 million, or 0.6%.  Total shareholders’ equity was $161.3 million at June 30, 2011, compared to $181.6 million at December 31, 2010, a decrease of $20.4 million, or 11.2%.  The decrease in shareholders’ equity reflects the first quarter 2011 redemption of the 26,380 preferred stock shares and the repurchase of the associated stock warrants.

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

Total investment securities decreased $12.8 million to $186.7 million at June 30, 2011, compared to $199.6 million December 31, 2010.  The decrease in total investment securities is attributable to $37.5 million in maturities and calls, partially offset by $23.8 million in purchases.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	June 30, 2011	December 31, 2010
U.S. government agencies	$82,561	$102,990
U.S. Treasuries	52,634	54,643
Pass-through securities	2,441	1,239
State and political subdivisions	33,890	28,378
Corporate obligations	11,620	8,974
Investments in mutual funds and other equity securities	3,597	3,332
Total investment securities available for sale	$186,743	$199,556

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $810.6 million at June 30, 2011, compared to $815.5 million at December 31, 2010, a decrease of $4.9 million, or 0.6%.  The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Commercial	$153,775	18.6%	$145,319	17.5%
Real estate mortgages:
One-to-four family residential	44,255	5.3%	46,717	5.6%
Multi-family and commercial	358,748	43.3%	348,548	41.9%
Total real estate mortgages	403,003	48.6%	395,265	47.5%

Real estate construction:
One-to-four family residential	66,201	8.0%	72,945	8.8%
Multi-family and commercial	35,832	4.3%	42,664	5.1%
Total real estate construction	102,033	12.3%	115,609	13.9%

Consumer:
Indirect	85,900	10.4%	90,231	10.8%
Direct	83,210	10.1%	85,665	10.3%
Total consumer	169,110	20.5%	175,896	21.1%
Subtotal	827,921	100.0%	832,089	100.0%
Deferred loan costs, net	2,117		2,204
Allowance for loan losses	(19,407)		(18,812)
Total non-covered loans	$810,631		$815,481

Covered Loans: Total covered loans, net of allowance for loans losses, totaled $298.5 million at June 30, 2011, compared to $364.8 million at December 31, 2010, a decrease of $66.3 million, or 18.2%.

The following table further details the major components of the covered loan portfolio:

(dollars in thousands)	June 30, 2011
	City Bank	North County Bank	Total
Commercial	$20,597	$30,243	$50,840
Real estate mortgages:
One-to-four family residential	4,823	11,084	15,907
Multi-family residential and commercial	187,279	73,830	261,109
Total real estate mortgages	192,102	84,914	277,016

Real estate construction:
One-to-four family residential	6,879	7,581	14,460
Multi-family and commercial	26,964	17,315	44,279
Total real estate construction	33,843	24,896	58,739

Consumer - direct	3,787	12,415	16,202
Subtotal	250,329	152,468	402,797
Fair value discount	(57,253)	(46,048)	(103,301)
Total covered loans	193,076	106,420	299,496
Allowance for loan losses	(1,018)	-	(1,018)
Total covered loans, net	$192,058	$106,420	$298,478

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

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

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans and other real estate owned.  Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis.

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30,	December 31,
	2011	2010
Non-covered nonaccrual loans	$27,952	$25,846
Total non-covered nonperforming loans	27,952	25,846
Non-covered other real estate owned	2,671	4,122
Total non-covered nonperforming assets	$30,623	$29,968

Restructured Loans (1)	$22,887	$19,936

Total non-covered impaired loans	$50,839	$45,782
Non-covered accruing loans past due 90
days or more	$298	$44
Non-covered potential problem loans (2)	$2,618	$5,178

Allowance for loan losses	$19,407	$18,812

Non-covered nonperforming loans to total
non-covered loans	3.37%	3.10%
Allowance for loan losses to total non-covered loans	2.34%	2.25%
Allowance for loan losses to non-covered
nonperforming loans	69.43%	72.78%
Non-covered nonperforming assets to total assets	1.83%	1.76%

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

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at June 30, 2011:

(dollars in thousands)	Island County	King County	Skagit County	Whatcom County	Snohomish County	Total	Percent of total NPA by loan type

Commercial loans	$442	$-	$4,097	$-	$-	$4,539	14.82%
Real estate mortgage loans:
One-to-four family residential	297	1,233	354	348	-	2,232	7.29%
Multi-family and commercial	259	-	1,876	623	475	3,233	10.56%
Real estate construction loans:						-
One-to-four family residential	3,575	-	8,518	5,248	-	17,341	56.63%
Multi-family and commercial	387	-	-	-	-	387	1.26%
Consumer loans:						-
Direct	220	-	-	-	-	220	0.72%
Other Real Estate Owned	272	-	743	1,656	-	2,671	8.72%
Total	$5,452	$1,233	$15,588	$7,875	$475	$30,623	100.00%

Percent of total NPA by location	17.80%	4.03%	50.90%	25.72%	1.55%	100.00%

Covered Nonperforming Assets

The following table summarizes the Company’s covered, nonperforming assets at June 30, 2011 and December 31, 2010:

(dollars in thousands)	June 30, 2011	December 31, 2010
Covered nonaccrual loans	$90,840	$96,182
Covered restructured loans	-	-
Total covered nonperforming loans	90,840	96,182
Covered other real estate owned	32,690	29,766
Total covered nonperforming assets	$123,530	$125,948

Total covered impaired loans	$90,840	$96,182
Covered accruing loans past due 90
days or more	-	-

Allowance for loan losses	$1,018	$1,336

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses:

(dollars in thousands)	June 30,		December 31,
	2011		2010
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	4,638	18.6%	3,915	17.5%
Real estate mortgage	5,921	48.7%	6,507	47.5%
Real estate construction	5,788	12.3%	4,947	13.9%
Consumer	3,060	20.4%	3,443	21.1%
Total	$19,407	100.0%	$18,812	100.0%

(1): Represents the total of outstanding non-covered loans in each category as a percent of total non-covered loans outstanding.

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance at beginning of period	$19,238	$16,464	$18,812	$16,212
Provision for non-covered loan losses	3,000	2,550	6,000	4,700
Charge-offs:
Commercial	(688)	(582)	(1,157)	(1,124)
Real estate mortgage	(2,045)	(217)	(3,330)	(687)
Real estate construction	(144)	(1,022)	(144)	(1,697)
Consumer
Direct	(115)	(105)	(912)	(332)
Indirect	(277)	(393)	(625)	(798)
Total charge-offs	(3,269)	(2,319)	(6,168)	(4,638)

Recoveries:
Commercial	106	71	187	143
Real estate mortgage	39	2	127	4
Real estate construction	1	6	2	107
Consumer
Direct	46	32	65	61
Indirect	246	169	382	386
Total recoveries	438	280	763	701
Net charge-offs	(2,831)	(2,039)	(5,405)	(3,937)
Balance at end of period	$19,407	$16,975	$19,407	$16,975

Deposits: Total deposits decreased $9.3 million for the period ended June 30, 2011, compared to December 31, 2010.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$198,465	13.4%	$184,098	12.3%	$14,367
NOW accounts	224,567	15.1%	206,717	13.9%	17,850
Money market	354,111	23.9%	341,211	22.9%	12,900
Savings	95,483	6.4%	94,235	6.3%	1,248
Time deposits	610,286	41.2%	665,959	44.6%	(55,673)
Total deposits	$1,482,912	100.0%	$1,492,220	100.0%	$(9,308)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	June 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	24,704	75.2%	24,704	72.9%
CDARS deposits	8,152	24.8%	9,206	27.1%
Total wholesale deposits	$32,856	100.0%	$33,910	100.0%

Wholesale deposits to total deposits	2.2%		2.3%

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

Borrowings: At June 30, 2011 and December 31, 2010, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings and Other Borrowed Funds:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At June 30, 2011, the Company had no outstanding overnight borrowings or other borrowed funds.  The Company had a remaining unused line of credit of $182.6 million, subject to certain collateral and stock requirements at June 30, 2011.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at June 30, 2011.  Available borrowings under these lines of credit totaled $35.0 million at June 30, 2011.

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

Capital

Shareholders’ Equity: Shareholders’ equity decreased $20.4 million to $161.3 million at June 30, 2011, from $181.6 million at December 31, 2010. The decrease in shareholders’ equity was due principally to the $26.4 million redemption of preferred stock and the $1.6 million repurchase of stock warrants issued to the U.S. Treasury.

On July 28, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of August 8, 2011, payable on August 22, 2011.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2011 and December 31, 2010:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	June 30, 2011	December 31, 2010
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.50%	20.96%
Whidbey Island Bank	8.00%	10.00%	18.90%	20.78%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	18.24%	19.70%
Whidbey Island Bank	4.00%	6.00%	17.65%	19.52%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	10.67%	11.42%
Whidbey Island Bank	4.00%	5.00%	10.31%	11.30%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $27.2 million for the six months ended June 30, 2011.  Net cash provided by investing activities was $93.2 million for the period.  Decreases in net non-covered and covered loans provided $49.2 million, net investment activity provided $13.7 million and net proceeds from the FDIC indemnification asset provided $14.9 million for the period.  Net cash used in financing activities was $38.9 million for the six months ended June 30, 2011, and primarily consisted of the redemption of the preferred stock and the repurchase of the stock warrants issued to the U.S. Treasury and a net decrease in deposits.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At June 30, 2011 and December 31, 2010, the Company’s commitments under letters of credit and financial guarantees amounted to $1.3 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2010.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2010 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

(a) – (c) None

Item 4. (Removed and Reserved)

Item 5. Other Information

(a)           Not applicable

(b)	There have been no material changes in the procedures for shareholders to nominate directors to the Company’s board since the Company filed its Form 10-Q for the first quarter of 2011.

Item 6. Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation
3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
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

101*
Pursuant to Rule 405 of Regulation S-T, the following unaudited financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Statements of Income for the six months and three months ended June 30, 2011 and 2010; (ii) Condensed Consolidated Statements of Condition at June 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the six months ended June 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.

*As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended and otherwise is not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date: August 9, 2011	By: /s/ John L. Wagner
John L. Wagner
President and Chief Executive Officer

Date: August 9, 2011	By: /s/ Richard A. Shields
Richard A. Shields
Executive Vice President and Chief Financial Officer