Form 10-Q
period 2011-09-30
WASHINGTON BANKING CO
filed 2011-11-09
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

Large accelerated filer [   ]    Accelerated filer [X]                                                                                     Non-Accelerated filer [   ]                                                 Smaller reporting company [   ]

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at November 01, 2011 was 15,360,089

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Condition (unaudited)

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2011	2010
Assets
Cash and due from banks	$25,051	$19,766
($5,497 and $2,748, respectively, are restricted)
Interest-bearing deposits	90,787	61,186
Federal funds sold	-	735
Total cash, restricted cash and cash equivalents	115,838	81,687
Investment securities available for sale, at fair value	278,361	199,556
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	10,338	10,976
Non-covered loans, net of allowance for loan losses	802,699	815,481
Covered loans, net of allowance for loan losses	276,448	364,817
Total loans, net of allowances for loan losses	1,079,147	1,180,298
Premises and equipment, net	37,207	37,847
Bank owned life insurance	17,447	17,202
Goodwill and other intangible assets, net	7,066	7,540
Non-covered other real estate owned	2,470	4,122
Covered other real estate owned	25,773	29,766
FDIC indemnification asset	78,298	107,896
Other assets	19,293	20,021
Total assets	$1,678,814	$1,704,487
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$211,403	$184,098
Interest-bearing	1,268,745	1,308,122
Total deposits	1,480,148	1,492,220

Junior subordinated debentures	25,774	25,774
Other liabilities	6,141	4,847
Total liabilities	1,512,063	1,522,841
Commitments and contingencies (See Note 13)
Shareholders' Equity:
Preferred stock, no par value; 26,380 shares authorized
Series A (liquidiation preference $1,000 per share); no shares issued
and outstanding at September 30, 2011 and 26,380 at December 31, 2010	-	25,334
Common stock, no par value; 35,000,000 shares authorized; 15,357,466 and
15,321,227 shares issued and outstanding at September 30, 2011 and
December 31, 2010, respectively	84,209	85,264
Retained earnings	79,636	71,307
Accumulated other comprehensive income (loss)	2,906	(259)
Total shareholders' equity	166,751	181,646
Total liabilities and shareholders' equity	$1,678,814	$1,704,487

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Interest and fees on non-covered loans	$12,466	$13,407	$37,670	$39,816
Interest and fees on covered loans	8,614	6,848	25,422	11,225
Interest on taxable investment securities	1,123	699	2,724	1,620
Interest on tax-exempt investment securities	220	187	649	514
Other	89	99	200	231
Total interest income	22,512	21,240	66,665	53,406
Interest expense:
Interest on deposits	2,310	3,075	7,449	8,383
Interest on other borrowed funds	-	59	-	243
Interest on junior subordinated debentures	120	135	361	374
Total interest expense	2,430	3,269	7,810	9,000
Net interest income	20,082	17,971	58,855	44,406
Provision for loan losses, non-covered loans	2,500	3,950	8,500	8,650
Recovery of loan losses, covered loans	-	-	(318)	-
Net interest income after provision for loan losses	17,582	14,021	50,673	35,756
Noninterest income:
Service charges and fees	956	876	2,884	2,413
Electronic banking income	838	627	2,355	1,644
Investment products	230	120	835	348
Bank owned life insurance income	84	61	245	241
Income from the sale of mortgage loans	215	352	757	697
SBA premium income	103	126	375	378
Change in FDIC indemnification asset	(2,586)	790	(5,630)	1,575
Gain on disposition of covered assets	1,119	332	4,104	1,065
Bargain purchase gain on acquisition	-	19,925	-	19,925
Other	472	363	1,860	1,076
Total noninterest income	1,431	23,572	7,785	29,362
Noninterest expense:
Salaries and benefits	7,310	6,615	21,038	17,471
Occupancy and equipment	1,660	1,677	4,898	4,042
Office supplies and printing	385	415	1,287	1,115
Data processing	446	403	1,418	1,011
Consulting and professional fees	202	92	847	491
Intangible amortization	160	234	475	425
Merger related expenses	70	978	324	1,653
FDIC premiums	319	562	1,469	1,068
Non-covered OREO and repossession expenses	559	258	1,199	641
Covered OREO and repossession expenses	501	(130)	1,620	151
Other	2,195	1,740	6,957	4,477
Total noninterest expense	13,807	12,844	41,532	32,545
Income before provision for income taxes	5,206	24,749	16,926	32,573
Provision for income taxes	1,581	8,377	5,213	10,712
Net income before preferred dividends	3,625	16,372	11,713	21,861
Preferred stock dividends and discount accretion	-	415	1,084	1,244
Net income available to common shareholders	$3,625	$15,957	$10,629	$20,617
Net income available per common share, basic	$0.24	$1.04	$0.69	$1.35
Net income available per common share, diluted	$0.24	$1.03	$0.69	$1.33
Average number of common shares outstanding, basic	15,343,000	15,309,000	15,339,000	15,303,000
Average number of common shares outstanding, diluted	15,391,000	15,473,000	15,421,000	15,452,000

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	21,861	-	21,861
Net change in unrealized gain
(net of tax expense of $1,047)	-	-	-	-	1,940	1,940
Total comprehensive income						23,801
Preferred stock dividend and accretion	254	-	-	(1,244)	-	(990)
Cash dividends on common stock,
$0.085 per share	-	-	-	(1,299)	-	(1,299)
Stock-based compensation expense	-	-	281	-	-	281
Issuance of common stock under stock plans	-	13	20	-	-	20
Tax benefit associated with stock awards	-	-	8	-	-	8
Balance at September 30, 2010	$25,249	15,311	$85,123	$68,781	$2,189	$181,342

Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$(259)	$181,646
Comprehensive income:
Net income	-	-	-	11,713	-	11,713
Net change in unrealized gain
(net of tax expense of $1,704)	-	-	-	-	3,165	3,165
Total comprehensive income						14,878
Redemption of preferred stock issued to
U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividend and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.15 per share	-	-	-	(2,300)	-	(2,300)
Stock-based compensation expense	-	-	453	-	-	453
Issuance of common stock under stock plans	-	36	113	-	-	113
Tax benefit associated with stock awards	-	-	4	-	-	4
Balance at September 30, 2011	$-	15,357	$84,209	$79,636	$2,906	$166,751

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$11,713	$21,861
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	560	369
Depreciation	1,534	1,208
Intangible amortization	474	425
Provision for loan losses, non-covered loans	8,500	8,650
Provision for loan losses, covered loans	(318)	-
Earnings on bank owned life insurance	(245)	(241)
Net (gain) loss on sale of premises and equipment	(81)	5
Net (gain) loss on sale of non-covered other real estate owned	(76)	(20)
Net (gain) loss on sale of covered other real estate owned	(1,087)	-
Valuation adjustment on non-covered other real estate owned	53	-
Origination of loans held for sale	(83,959)	(79,967)
Proceeds from sales of loans held for sale	84,597	75,414
Deferred taxes	2,132	1,039
Change in FDIC indemnification asset	5,630	(1,575)
Bargain purchase gain on acquisition	-	(19,925)
Stock-based compensation	453	281
Excess tax benefit from stock-based compensation	(4)	(8)
Net change in assets and liabilities:
Net increase in other assets	(3,104)	(1,271)
Net increase (decrease) in other liabilities	1,294	(12,735)
Net cash provided by (used in) operating activities	28,066	(6,490)

Cash flows from investing activities:
Purchases of investment securities, available for sale	(144,976)	(127,453)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	70,480	40,860
Net decrease in non-covered loans and covered loans	68,479	22,652
Purchases of premises and equipment	(1,277)	(13,147)
Proceeds from the sale of premises and equipment	464	101
Proceeds from sale of non-covered other real estate owned	4,793	1,682
Proceeds from sale of covered other real estate owned	27,197	5,719
Capitalization of non-covered other real estate owned improvements	-	(118)
Capitalization of covered other real estate owned improvements	(745)	-
Net proceeds from FDIC indemnification asset	23,968	-
Cash acquired in merger, net of cash consideration paid	-	351,287
Net cash provided by investing activities	48,383	281,583

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from financing activities:
Net decrease in deposits	$(12,072)	$(143,356)
Gross payments on other borrowed funds	-	(10,000)
Net decrease in FHLB borrowings	-	(50,152)
Redemption of preferred stock	(26,380)	-
Repurchase of common stock warrant	(1,625)	-
Proceeds from exercise of stock options	113	20
Excess tax benefits from stock-based compensation	4	8
Dividends paid on preferred stock	(38)	(990)
Dividends paid on common stock	(2,300)	(1,299)
Net cash used in financing activities	(42,298)	(205,769)

Net change in cash and cash equivalents	34,151	69,324
Cash and cash equivalents at beginning of period	81,687	101,841
Cash and cash equivalents at end of period	$115,838	$171,165

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,973	$8,697
Income taxes	$5,900	$5,000

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$3,165	$1,940
Transfer of non-covered loans to non-covered other real estate owned	$3,118	$1,090
Transfer of covered loans to covered other real estate owned	$21,372	$14,444

Acquisitions:
Assets acquired	$-	$998,302
Liabilities assumed	$-	$985,351

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

▪
Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities.

▪
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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2011 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.

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

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the Update, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.  Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

Merger related expenses of $70 thousand and $324 thousand have been incurred in connection with the acquisitions of City Bank and North County Bank for the three and nine months ended September 30, 2011, respectively, and have been recognized as a separate line item on the Condensed Consolidated Statements of Income.  For periods three and nine months ended September 30, 2010, merger related expenses totaled $978 thousand and $1.7 million, respectively. Merger related expenses include conversion expense, severance and professional and consulting services.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at September 30, 2011 and December 31, 2010.  At September 30, 2011 and December 31, 2010, there were no investment securities as held to maturity or trading.

(dollars in thousands)	September 30, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$66,006	$1,210	$(64)	$67,152
U.S. Treasuries	52,101	602	-	52,703
Pass-through securities	96,385	1,124	(100)	97,409
Taxable state and political subdivisions	9,149	511	-	9,660
Tax exempt state and political subdivisions	34,198	1,832	(87)	35,943
Corporate obligations	12,000	5	(143)	11,862
Investments in mutual funds and other equities	4,043	-	(411)	3,632
Total investment securities available for sale	$273,882	$5,284	$(805)	$278,361

(dollars in thousands)	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$103,109	$695	$(814)	$102,990
U.S. Treasuries	54,175	530	(62)	54,643
Pass-through securities	1,216	24	(1)	1,239
Taxable state and political subdivisions	6,090	33	(356)	5,767
Tax exempt state and political subdivisions	22,312	603	(304)	22,611
Corporate obligations	9,001	24	(51)	8,974
Investments in mutual funds and other equities	4,044	-	(712)	3,332
Total investment securities available for sale	$199,947	$1,909	$(2,300)	$199,556

(a) Other-Than-Temporarily Impaired Debt Securities: At September 30, 2011 and December 31, 2010, there were 9 and 52 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at September 30, 2011 or December 31, 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,479	$(64)	$-	$-	$10,479	$(64)
Pass-through securities	20,662	(100)			20,662	(100)
Tax exempt state and political subdivisions	3,164	(87)	-	-	3,164	(87)
Corporate obligations	10,858	(142)	-	-	10,858	(142)
Investments in mutual funds and other equities	4,043	(411)	-	-	4,043	(411)
Total investment securities available for sale	$49,206	$(804)	$-	$-	$49,206	$(804)

(dollars in thousands)	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$52,196	$(814)	$-	$-	$52,196	$(814)
U.S. Treasuries	4,988	(62)	-	-	4,988	(62)
Pass-through securities	200	(1)	-	-	200	(1)
Taxable state and political subdivisions	4,221	(356)	-	-	4,221	(356)
Tax exempt state and political subdivisions	6,004	(304)	-	-	6,004	(304)
Corporate obligations	7,949	(51)	-	-	7,949	(51)
Investments in mutual funds and other equities	4,044	(712)	-	-	4,044	(712)
Total investment securities available for sale	$79,602	$(2,300)	$-	$-	$79,602	$(2,300)

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

The amortized cost and fair value of collateralized mortgage backed securities are presented by expected average life, rather than contractual maturity at September 30, 2011, are shown in the table below.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2011
	Amortized	Fair
	Cost	Value
Three months or less	$13,369	$13,388
Over three months to one year	45,887	45,968
After one year through three years	31,164	31,850
After three years through five years	63,066	64,066
After five years through ten years	92,174	93,950
After ten years	28,222	29,139
Total	$273,882	$278,361

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	September 30, 2011
	Amortized cost	Fair value
To state and local governments to secure public deposits	$60,169	$62,380
To Federal Reserve Bank to secure borrowings	27,790	28,438
To Federal Home Loan Bank to secure borrowings	1,693	1,725
Other securities pledged, principally to secure deposits	13,234	13,834
Total pledged investment securities	$102,886	$106,377

(5)  Non-Covered Loans

The following table presents the major types of non-covered loans at September 30, 2011 and December 31, 2010.  The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	$148,525	$145,319
Real estate mortgage	402,898	395,265
Real estate construction	103,157	115,609
Consumer	164,987	175,896
	819,567	832,089
Deferred loan costs, net	2,068	2,204
Allowance for loan losses	(18,936)	(18,812)
Total non-covered loans, net	$802,699	$815,481

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended September 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,638	$5,921	$5,788	$3,060	$19,407
Provision	(318)	785	1,211	822	2,500
Charge-offs	(163)	(732)	(2,216)	(467)	(3,578)
Recoveries	58	424	1	124	607
Ending Balance	$4,215	$6,398	$4,784	$3,539	$18,936

(dollars in thousands)	Three Months Ended September 30, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,197	$4,954	$4,653	$3,171	$16,975
Provision	777	1,856	1,117	200	3,950
Charge-offs	(763)	(791)	(1,175)	(486)	(3,215)
Recoveries	16	21	1	188	226
Ending Balance	$4,227	$6,040	$4,596	$3,073	$17,936

(dollars in thousands)	Nine Months Ended September 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,375	1,692	3,904	1,530	8,501
Charge-offs	(1,320)	(2,351)	(4,070)	(2,004)	(9,745)
Recoveries	245	550	3	570	1,368
Ending Balance	$4,215	$6,398	$4,784	$3,539	$18,936

(dollars in thousands)	Nine Months Ended September 30, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$1,515	$8,060	$2,330	$4,307	$16,212
Provision	4,440	(568)	5,031	(253)	8,650
Charge-offs	(1,887)	(1,477)	(2,872)	(1,617)	(7,853)
Recoveries	159	25	107	636	927
Ending Balance	$4,227	$6,040	$4,596	$3,073	$17,936

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$826	$1,207	$1,717	$82	$3,832
Collectively evaluated for impairment	3,389	5,191	3,067	3,457	15,104
Total allowance for loan losses	$4,215	$6,398	$4,784	$3,539	$18,936

Non-covered loans
Individually evaluated for impairment	$7,360	$14,398	$31,688	$541	$53,987
Collectively evaluated for impairment	141,165	388,500	71,469	164,446	765,580
Total non-covered loans (1)	$148,525	$402,898	$103,157	$164,987	$819,567

(1) Total non-covered loans excludes deferred loan costs of $2.1 million.

(dollars in thousands)	December 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$898	$345	$1,100	$-	$2,343
Collectively evaluated for impairment	3,017	6,162	3,847	3,443	16,469
Total allowance for loan losses	$3,915	$6,507	$4,947	$3,443	$18,812

Non-covered loans
Individually evaluated for impairment	$3,422	$11,625	$30,617	$118	$45,782
Collectively evaluated for impairment	141,897	383,640	84,992	175,778	786,307
Total non-covered loans (1)	$145,319	$395,265	$115,609	$175,896	$832,089

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

Non-Covered Impaired Loans

The Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of September 30, 2011, the Company had $910 thousand in commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Recorded Investment	Allowance	Recorded Investment	Allowance
With no related allowance recorded
Nonaccrual loans	$21,090	$-	$11,382	$-
Restructured loans	14,729	-	19,936	-
Total with no related allowance	$35,819	$-	$31,318	$-

With an allowance recorded
Nonaccrual loans	$5,786	$1,266	$14,464	$2,343
Restructured loans	12,382	2,566	-	-
Total with an allowance recorded	18,168	3,832	14,464	2,343
Total	$53,987	$3,832	$45,782	$2,343

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011			December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
With no related allowance recorded
Commercial	$5,132	$7,037	$-	$1,855	$1,858	$-
Real estate mortgages:
One-to-four family residential	1,876	3,231	-	2,700	3,400	-
Multi-family and commercial	5,504	5,978	-	7,036	7,163	-
Total real estate mortgages	7,380	9,209	-	9,736	10,563	-
Real estate construction:
One-to-four family residential	22,682	26,448	-	19,222	19,644	-
Multi-family and commercial	427	428	-	387	387	-
Total real estate construction	23,109	26,876	-	19,609	20,031	-
Consumer:
Indirect	-	-	-	-	-	-
Direct	199	713	-	118	118	-
Total consumer	199	713	-	118	118	-
Total with no related allowance recorded	$35,820	$43,835	$-	$31,318	$32,570	$-

With an allowance recorded
Commercial	$2,228	$2,245	$826	$1,567	$1,567	$898
Real estate mortgages:
One-to-four family residential	183	190	21	1,180	1,188	207
Multi-family and commercial	6,836	6,855	1,186	709	1,036	138
Total real estate mortgages	7,019	7,045	1,207	1,889	2,224	345
Real estate construction:
One-to-four family residential	8,578	9,045	1,717	11,008	11,166	1,100
Multi-family and commercial	-	-		-	-	-
Total real estate construction	8,578	9,045	1,717	11,008	11,166	1,100
Consumer:
Indirect	-	-	-	-	-	-
Direct	342	342	82	-	-	-
Total consumer	342	342	82	-	-	-
Total with an allowance recorded	18,167	18,677	3,832	14,464	14,957	2,343
Total impaired non-covered loans	$53,987	$62,512	$3,832	$45,782	$47,527	$2,343

The average recorded investment in non-covered impaired loans was approximately $48.5 million during the nine months ended September 30, 2011, and $9.6 million for the year ended December 31, 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Trouble Debt Restructurings

A troubled debt restructured loan (“TDR”) is as restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the current period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company did not identify any additional loans which would be considered troubled debt restructurings.

Trouble debt restructurings at September 30, 2011 and December 31, 2010 were as follows:

(dollars in thousands)	September 30, 2011			December 31, 2010
	Accrual Status	Nonaccrual Status	Total Modifications	Accrual Status	Nonaccrual Status	Total Modifications
Troubled Debt Restructurings:
Commercial	$3,381	$-	$3,381	$118	$-	$118
Real estate mortgages:
One-to-four family residential	-	1,233	1,233	-	2,195	2,195
Multi-family and commercial	8,850	2,070	10,920	4,610	642	5,252
Total real estate mortgage	8,850	3,303	12,153	4,610	2,837	7,447

Real estate construction:
One-to-four family residential	14,538	15,686	30,224	15,208	14,399	29,607
Multi-family and commercial	-	386	386	-	387	387
Total real estate construction	14,538	16,072	30,610	15,208	14,786	29,994

Consumer:
Indirect	-	-	-	-	-	-
Direct	342	-	342	-	-	-
Total consumer	342	-	342	-	-	-
Total restructured loans	$27,111	$19,375	$46,486	$19,936	$17,623	$37,559

The Company’s policy is that loans placed on non-accrual will typically remain on non-accrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain.  The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Trouble Debt Restructurings Modification Terms

The Company offers a variety of modifications to borrowers. In restructuring a loan with a borrower the Company normally employs several types of modifications terms. The modification terms offered by the Company are as follows:

Rate Modification: A modification in which the interest rate is changed.

Term Modification: A modification in which the maturity date, the timing of payments, or frequency of payments is changed.

Interest Only Modification: A modification in which the loan is converted to interest only payments for a period of time.

Payment Modification: A modification in which the dollar amount of the payment is changed, other than an interest only modification described above.

Combination Modification: Any other type of modification, including the use of multiple terms above.

The following table present loans restructured during the three and nine months ended September 30, 2011. During the periods presented all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Number of Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Troubled Debt Restructurings:
Commercial	1	$628	$628	5	$2,804	$2,804
Real estate mortgages:
One-to-four family residential	-	-	-	-	-	-
Multi-family and commercial	3	1,687	1,667	10	6,110	6,083
Total real estate mortgage	3	1,687	1,667	10	6,110	6,083

Real estate construction:
One-to-four family residential	5	3,712	3,591	8	7,116	6,995
Multi-family and commercial	-	-	-	-	-	-
Total real estate construction	5	3,712	3,591	8	7,116	6,995

Consumer:
Indirect	-	-	-	-	-	-
Direct	1	342	342	1	342	342
Total consumer	1	342	342	1	342	342
Total restructured loans	10	$6,369	$6,228	24	$16,372	$16,224

The following table summarizes restructured loans which have defaulted within the first twelve months after restructure. The table details the number and recorded investment of loans with defaults occurring during the three and nine month periods ended September 30, 2011:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment

Trouble Debt Restructuring which defaulted:
Commercial	-	$-	-	$-
Real estate mortgages:
One-to-four family residential	-	-	-	-
Multi-family and commercial	1	163	1	163
Total real estate mortgage	1	163	1	163

Real estate construction:
One-to-four family residential	-	-	-	-
Multi-family and commercial	-	-	-	-
Total real estate construction	-	-	-	-

Consumer:
Indirect	-	-	-	-
Direct	-	-	-	-
Total consumer	-	-	-	-
Total restructured loans which defaulted	1	$163	1	$163

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$891	$86	$-	$977	$3,979	$43,569	$148,525
Real estate mortgages:
One-to-four family residential	75	331	-	406	2,058	40,501	42,965
Multi-family and commercial	1,890	-	-	1,890	3,489	354,554	359,933
Total real estate mortgages	1,965	331	-	2,296	5,547	395,055	402,898

Real estate construction:
One-to-four family residential	-	-	-	-	16,724	49,690	66,414
Multi-family and commercial	-	-	-	-	427	36,316	36,743
Total real estate construction	-	-	-	-	17,151	86,006	103,157

Consumer:
Indirect	916	266	-	1,182	-	82,739	83,921
Direct	576	151	-	727	199	80,140	81,066
Total consumer	1,492	417	-	1,909	199	162,879	164,987
Total	$4,348	$834	$-	$5,182	$26,876	$787,509	819,567
Deferred loan costs, net							2,068
Total non-covered loans							$821,635

(dollars in thousands)	December 31, 2010
	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days and Accruing	Total Past Due	Nonaccrual	Current	Total Non-Covered Loans
Commercial	$1,010	$461	$-	$1,471	$3,304	$140,544	$145,319
Real estate mortgages:
One-to-four family residential	928	32	-	960	3,880	41,877	46,717
Multi-family and commercial	-	1,799	-	1,799	3,134	343,615	348,548
Total real estate mortgages	928	1,831	-	2,759	7,014	385,492	395,265

Real estate construction:
One-to-four family residential	2,034	2,656	-	4,690	15,023	53,232	72,945
Multi-family and commercial	-	-	-	-	387	42,277	42,664
Total real estate construction	2,034	2,656	-	4,690	15,410	95,509	115,609

Consumer:
Indirect	1,159	259	34	1,452	-	88,779	90,231
Direct	1,214	271	10	1,495	118	84,052	85,665
Total consumer	2,373	530	44	2,947	118	172,831	175,896
Total	$6,345	$5,478	$44	$11,867	$25,846	$794,376	832,089
Deferred loan costs, net							2,204
Total non-covered loans							$834,293

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

The following table summarizes our internal risk rating, by class, as of September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30, 2011
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$120,488	$6,666	$21,371	$-	$148,525
Real estate mortgages:
One-to-four family residential	35,202	2,244	5,519	-	42,965
Multi-family and commercial	294,875	25,300	39,758	-	359,933
Total real estate mortgages	330,077	27,544	45,277	-	402,898

Real estate construction:
One-to-four family residential	20,135	6,150	40,129	-	66,414
Multi-family and commercial	29,456	4,446	2,841	-	36,743
Total real estate construction	49,591	10,596	42,970	-	103,157

Consumer:
Indirect	82,138	17	1,766	-	83,921
Direct	75,079	861	5,126	-	81,066
Total consumer	157,217	878	6,892	-	164,987
Total	$657,373	$45,684	$116,510	$-	819,567
Deferred loan costs, net					2,068
					$821,635

(dollars in thousands)	December 31, 2010
	Pass/Watch	Special Mention	Substandard	Doubtful/Loss	Total
Commercial	$112,145	$6,265	$26,909	$-	$145,319
Real estate mortgages:
One-to-four family residential	36,626	1,788	8,303	-	46,717
Multi-family and commercial	283,790	24,617	40,141	-	348,548
Total real estate mortgages	320,416	26,405	48,444	-	395,265

Real estate construction:
One-to-four family residential	27,485	3,860	41,600	-	72,945
Multi-family and commercial	32,015	9,917	732	-	42,664
Total real estate construction	59,500	13,777	42,332	-	115,609

Consumer:
Indirect	87,679	11	2,541	-	90,231
Direct	78,846	1,132	5,687	-	85,665
Total consumer	166,525	1,143	8,228	-	175,896
Total	$658,586	$47,590	$125,913	$-	832,089
Deferred loan costs, net					2,204
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

The following table presents the major types of covered loans at September 30, 2011 and December 31, 2010. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2011
	City Bank	North County Bank	Total
Commercial	$18,205	$27,427	$45,632
Real estate mortgages:
One-to-four family residential	4,892	11,013	15,905
Multi-family residential and commercial	171,714	69,953	241,667
Total real estate mortgages	176,606	80,966	257,572

Real estate construction:
One-to-four family residential	31,993	20,031	52,024
Multi-family and commercial			-
Total real estate construction	31,993	20,031	52,024

Consumer - direct	3,686	11,622	15,308
Subtotal	230,490	140,046	370,536
Fair value discount	(50,060)	(43,010)	(93,070)
Total covered loans	180,430	97,036	277,466
Allowance for loan losses	(1,018)	-	(1,018)
Total covered loans, net	$179,412	$97,036	$276,448

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

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

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2011 and 2010, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended
	September 30,
	2011		2010
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$71,089	$23,275	$19,037	$-
Additions resulting from acquisition	-	-	-	30,895
Accretion to interest income	(6,466)	(2,109)	(5,369)	(110)
Disposals	(3,727)	-	(1,087)	-
Reclassification (to)/from nonaccretable difference	-	-	-	-
Balance, end of period	$60,896	$21,166	$12,581	$30,785

(dollars in thousands)	Nine Months Ended
	September 30,
	2011		2010
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$56,079	$27,880	$-	$-
Additions resulting from acquisition	-	-	23,964	30,895
Accretion to interest income	(18,493)	(6,714)	(10,296)	(110)
Disposals	(13,416)	-	(1,087)	-
Reclassification (to)/from nonaccretable difference	36,726	-	-	-
Balance, end of period	$60,896	$21,166	$12,581	$30,785

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

(b) Covered Other Real Estate Owned: All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss share agreement are referred to as “covered OREO” and reported separately in the Condensed Consolidated Statements of Financial Condition.  Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the lower of the loan’s appraised value, less selling costs, or the carrying value.

The following tables summarize the activity related to covered OREO for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended
	September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$21,290	$11,400	$32,690
Additions to covered OREO	4,972	(36)	4,936
Capitalized improvements	-	-	-
Dispositions of covered OREO	(9,527)	(2,326)	(11,853)
Balance, end of period	$16,735	$9,038	$25,773

(dollars in thousands)	Nine Months Ended
	September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	16,899	2,659	19,558
Capitalized improvements	-	746	746
Dispositions of covered OREO	(18,070)	(6,227)	(24,297)
Balance, end of period	$16,735	$9,038	$25,773

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended
	September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$56,643	$33,263	$89,906
Change in FDIC indemnification asset	(6,225)	-	(6,225)
Transfers to due from FDIC	(532)	(4,851)	(5,383)
Balance, end of period	$49,886	$28,412	$78,298

(dollars in thousands)	Nine Months Ended
	September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$68,389	$39,507	$107,896
Change in FDIC indemnification asset	(13,753)	1,301	(12,452)
Transfers to due from FDIC	(4,750)	(12,396)	(17,146)
Balance, end of period	$49,886	$28,412	$78,298

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(8)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance, beginning of period	$2,671	$4,984	$4,122	$4,549
Additions to OREO	1,619	424	3,118	1,230
Capitalized improvements	-	-	-	118
Valuation adjustment	-	(140)	(53)	(140)
Dispositions of OREO	(1,820)	(1,173)	(4,717)	(1,662)
Balance, end of period	$2,470	$4,095	$2,470	$4,095

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Income available to common shareholders	$3,625	$15,957	$10,629	$20,617

Weighted average number of common shares, basic	15,343,000	15,309,000	15,339,000	15,303,000
Effect of dilutive stock awards and CPP warrants	48,000	164,000	82,000	149,000
Weighted average number of common shares, diluted	15,391,000	15,473,000	15,421,000	15,452,000

Earnings per common share
Basic	$0.24	$1.04	$0.69	$1.35
Diluted	$0.24	$1.03	$0.69	$1.33

Antidilutive stock awards excluded from computation of diluted earnings per common share	101,644	54,725	71,636	63,492

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the nine months ended September 30, 2011 and 2010.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  For the three and nine months ended September 30, 2011, the Company recognized $7 thousand and $81 thousand in stock-based compensation expense, as a component of salaries and benefits, compared to $42 thousand and $126 thousand for the same periods a year ago, respectively.  As of September 30, 2011, there was approximately $17 thousand of total unrecognized compensation cost related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2011	204,622	$10.08
Granted	-
Exercised	(14,623)	7.76
Forfeited, expired or cancelled	(6,039)	13.01
Outstanding, September 30, 2011	183,960	10.17	5.17	$210

Exercisable at September 30, 2011	178,080	$9.98	5.16	$210

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2011, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2011.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.

The following table summarizes information on RSA activity during 2011:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	1,354	$15.06
Granted	-	-
Vested	(1,354)	15.06
Forfeited, expired or cancelled	-	-
Outstanding, September, 2011	-	$-	-

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Stock-Based Compensation (continued)

For the three and nine months ended September 30, 2011, the Company recognized $1 thousand and $8 thousand in RSA compensation expense, as a component of salaries and benefits, compared to $5 thousand and $21 thousand for the three and nine months ended September 30, 2010, respectively.  As of September 30, 2011, there was no remaining unrecognized compensation costs related to nonvested RSAs.

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	57,533	$12.56
Granted	50,700	12.95
Vested	(21,907)	12.68
Forfeited, expired or cancelled	(1,096)	13.21
Outstanding, September 30, 2011	85,230	$12.75	3.94

For the three and nine months ended September 30, 2011, the Company recognized $115 thousand and $365 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $96 thousand and $134 thousand for the same periods a year ago, respectively.  As of September 30, 2011, there was $905 thousand of total unrecognized compensation costs related to nonvested RSUs.

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s assets measured at fair value on a recurring basis at September 30, 2011 and December 31, 2010:

(dollars in thousands)	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$67,152	$-	$67,152
U.S. Treasuries	-	52,703	-	52,703
Pass-through securities	-	97,409	-	97,409
Taxable state and political subdivisions	-	9,660	-	9,660
Tax exempt state and political subdivisions	-	35,943	-	35,943
Corporate obligations	-	11,862	-	11,862
Investments in mutual funds and other equities	-	3,632	-	3,632
Total	$-	$278,361	$-	$278,361

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$102,990	$-	$102,990
U.S. Treasuries	-	54,643	-	54,643
Pass-through securities	-	1,239	-	1,239
Taxable state and political subdivisions	-	5,767	-	5,767
Tax exempt state and political subdivisions	-	22,611	-	22,611
Corporate obligations	-	8,974	-	8,974
Investments in mutual funds and other equities	-	3,332	-	3,332
Total	$-	$199,556	$-	$199,556

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair Value at September 30, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$50,155	$50,155	$(11,817)
Non-covered other real estate owned (2)	-	-	2,470	2,470	(53)
Covered other real estate owned (2)	-	-	25,773	25,773	-
Total	$-	$-	$78,398	$78,398	$(11,870)

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$43,439	$43,439	$(8,269)
Non-covered other real estate owned (2)	-	-	4,122	4,122	(300)
Covered other real estate owned (2)	-	-	29,766	29,766	(858)
Total	$-	$-	$77,327	$77,327	$(9,427)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
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

The Company deducts a minimum of 10% of the appraised value for selling costs.  If the property has been actively listed for sale for more than nine months and has had limited interest, the Company will typically reduce the fair value further based upon input from third party industry experts. This includes adjustments for outdated appraisals based on knowledgeable third party opinions.

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at September 30, 2011 and December 31, 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	September 30, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$25,051	$25,051	$19,766	$19,766
Interest-bearing deposits	90,787	90,787	61,186	61,186
Federal funds sold	-	-	735	735
Investment securities available for sale	278,361	278,361	199,556	199,556
FHLB stock	7,576	7,576	7,576	7,576
Loans held for sale	10,338	10,338	10,976	10,976
Non-covered loans	821,635	805,680	834,293	813,769
Covered loans	277,466	303,594	366,153	411,266
FDIC indemnification asset	78,298	59,293	107,896	73,078

Financial liabilities:
Deposits	1,480,148	1,485,787	1,492,220	1,496,791
Junior subordinated debentures	25,774	9,566	25,774	9,396

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

(13)       Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2011. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of September 30, 2011.  At September 30, 2011, the commitments under these agreements totaled $1.1 million.

At September 30, 2011, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at September 30, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)       Subsequent Events

On October 24, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 3, 2011, payable on November 21, 2011.

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

Executive Overview

Significant items for the third quarter of 2011 were as follows:

•
Net income available to common shareholders per diluted share was $0.24 and $0.69 for the three and nine months ended September 30, 2011, compared to net income available to common shareholders per diluted common share of $1.03 and $1.33 for the three and nine months ended September 30, 2010, respectively. Diluted operating earnings per common share, a non-GAAP financial measure, defined as earnings available to common shareholders before the acceleration of the accretion of the remaining preferred stock discount, gain on acquistions and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.24 and $0.77 for the three and nine months ended September 30, 2011, compared to $0.24 and $0.57 for the three and nine months ended September 30, 2010, respectively.  This measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•	Net interest margin, on a tax equivalent basis, was 5.43% and 5.42% for the three and nine months ended September 30, 2011, respectively, compared to 5.06% and 4.76% for the same periods a year ago.

•
Total risk-based capital decreased to 18.82% at September 30, 2011, compared to 20.96% at December 31, 2010, reflecting the first quarter 2011 redemption of the 26,380 preferred shares and the repurchase of the associated stock warrants issued to the U.S. Treasury under TARP Capital Purchase Program.

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

Results of Operations Overview

For the three months ended September 30, 2011, net income available to common shareholders decreased to $3.6 million, or $0.24 per diluted common share, as compared to net income available to common shareholders of $16.0 million, or $1.03 per diluted common share, for the same period a year ago. The decrease in net income available to common shareholders was principally attributable to a one time bargain purchase gain on North County Bank in the third quarter of 2010.

Net income available to common shareholders decreased to $10.6 million, or $0.69 per diluted common share, for the nine months ended September 30, 2011, compared to $20.6 million, or $1.33 per diluted common share, for the nine months ended September 30, 2010.  The decrease in net income available to common shareholders was principally attributable to a one time bargain purchase gain on North County Bank in the third quarter of 2010. Additionally, the decrease was tempered by an increase in interest income on covered loans of $14.2 million; which reflects a full year impact of income from the covered loans.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:Tangible common equity, tangible assets and tangible book value per common share are not measures that are calculated in accordance with GAAP.  However, management uses these non-GAAP measures in their analysis of the Company's performance. Management believes that these non-GAAP measures are an important indication of the Company's ability to grow both organically and through business combinations, and with respect to tangible common equity, the Company's ability to pay dividends and to engage in various capital management strategies.

Reconciliation of Net Operating Earnings to GAAP Earnings Available to Common Shareholders

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
GAAP earnings available to common shareholders	$3,625	$15,957	$10,629	$20,617
Provision for income taxes	1,581	8,377	5,213	10,712
	5,206	24,334	15,842	31,329
Adjustments to GAAP earnings available to common shareholders
Gain on acquisitions		(19,925)		(19,925)
Merger related expenses	70	978	324	1,653
Accelerated accretion of remaining preferred stock discount	-	-	1,046	-
Operating earnings before taxes	5,276	5,387	17,212	13,057
Provision for income taxes	(1,606)	(1,746)	(5,326)	(4,317)
Net operating earnings	$3,671	$3,641	$11,886	$8,740

Diluted GAAP earnings per common share	$0.24	$1.03	$0.69	$1.33
Diluted operating earnings per common share	$0.24	$0.24	$0.77	$0.57

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

Tangible Common Equity and Tangible Assets

(dollars in thousands)	September 30, 2011	December 31, 2010
Total shareholders' equity	$166,751	$181,646
Adjustments to shareholders' equity
Preferred stock	-	(25,334)
Other intangible assets, net	(7,066)	(7,540)
Tangible common equity	$159,685	$148,772

Total assets	$1,678,814	$1,704,487
Adjustments to total assets
Other intangible assets, net	(7,066)	(7,540)
Tangible assets	$1,671,748	$1,696,947

Common shares outstanding at end of period	15,357,466	15,321,227

Tangible common equity ratio	9.55%	8.77%
Tangible book value per common share	$10.40	$9.71

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned/	yield/	Average	earned/	yield/
	balance	paid	rate	balance	paid	rate
Assets
Non-covered loans (1)(2)	$828,367	$12,604	6.04%	$842,730	$13,551	6.38%
Covered loans	287,232	8,614	11.90%	275,254	6,848	9.87%
Federal funds sold	-	-	0.00%	5,638	1	0.07%
Interest-bearing deposits	127,149	89	0.28%	129,548	98	0.30%
Investments
Taxable	213,713	1,123	2.09%	155,037	699	1.79%
Non-taxable (2)	29,414	334	4.50%	18,565	283	6.06%
Interest-earning assets	1,485,875	22,764	6.08%	1,426,771	21,480	5.97%
Noninterest-earning assets	201,543			176,817
Total assets	$1,687,418			$1,603,588

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$591,910	$551	0.37%	$458,264	$676	0.59%
Savings	97,564	45	0.18%	82,845	52	0.25%
Time deposits	591,579	1,714	1.15%	671,148	2,347	1.39%
Total interest-bearing deposits	1,281,053	2,310	0.72%	1,212,256	3,075	1.01%
Junior subordinated debentures	25,774	120	1.85%	25,774	135	2.08%
Other interest-bearing liabilities	-	-	-	6,196	59	3.78%
Total interest-bearing liabilities	1,306,827	2,430	0.74%	1,244,226	3,269	1.04%

Noninterest-bearing deposits	210,059			176,035
Other liabilities	7,046			17,122
Total liabilities	1,523,932			1,437,383
Total shareholders' equity	163,486			166,206
Total liabilities and shareholders' equity	$1,687,418			$1,603,588
Net interest income/spread		$20,334	5.34%		$18,211	4.93%
Credit for interest-bearing funds			0.09%			0.13%
Net interest margin (2)			5.43%			5.06%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $252 thousand and $240 thousand for the three months ended September 30, 2011 and 2010, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $20.3 million for the third quarter of 2011, compared to $18.2 million for the third quarter of 2010.  Changes in net interest income during the third quarter of 2011 reflect a $1.3 million increase in interest income on interest earning assets income related to covered loans and investments. Additionally, interest expense on interest bearing liabilities decreased by $839 thousand for the period.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.43% for the third quarter of 2011, compared to 5.06% for the same period a year ago. The 37 basis point increase in net interest margin for the period was primarily attributable to the 11.90% average yield on covered loans.

(dollars in thousands)	Nine Months Ended September 30,
	2011			2010
		Interest	Average		Interest	Average
	Average	earned/	yield/	Average	earned/	yield/
	balance	paid	rate	balance	paid	rate
Assets
Non-covered loans (1)(2)	$832,495	$38,091	6.12%	$830,870	$40,222	6.47%
Covered loans	319,082	25,422	10.65%	177,868	11,225	8.44%
Federal funds sold	694	1	0.20%	6,644	5	0.10%
Interest-bearing deposits	104,935	199	0.25%	114,705	226	0.26%
Investments
Taxable	188,829	2,722	1.93%	117,766	1,620	1.84%
Non-taxable (2)	25,472	990	5.20%	17,472	776	5.94%
Interest-earning assets	1,471,508	67,425	6.13%	1,265,325	54,074	5.71%
Noninterest-earning assets	213,346			125,722
Total assets	$1,684,854			$1,391,047

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$575,891	$1,934	0.45%	$403,525	$1,879	0.62%
Savings	96,199	162	0.22%	69,774	132	0.25%
Time deposits	622,438	5,352	1.15%	561,277	6,372	1.52%
Total interest-bearing deposits	1,294,528	7,448	0.77%	1,034,575	8,383	1.08%
Federal funds purchased	-	-	-	372	0	0.02%
Junior subordinated debentures	25,774	361	1.87%	25,774	374	1.94%
Other interest-bearing liabilities	-	-	-	8,718	243	3.73%
Total interest-bearing liabilities	1,320,302	7,809	0.79%	1,069,439	9,000	1.13%

Noninterest-bearing deposits	197,705			148,786
Other liabilities	6,422			9,941
Total liabilities	1,524,430			1,228,165
Total shareholders' equity	160,424			162,882
Total liabilities and shareholders' equity	$1,684,854			$1,391,047
Net interest income/spread		$59,616	5.34%		$45,074	4.59%
Credit for interest-bearing funds			0.08%			0.17%
Net interest margin (2)			5.42%			4.76%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $760 thousand and $668 thousand for the nine months ended September 30, 2011 and 2010, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

For the nine months ended September 30, 2011, taxable-equivalent net interest income totaled $59.6 million, compared to $45.1 million for the same period a year ago.  The increase for the period is primarily attributable to the increase in average balance of covered loan assets resulting from the full year impact of the FDIC-assisted acquisitions of City Bank and North County Bank which occurred in 2010.

Net interest margin on a taxable-equivalent basis was 5.42% for the nine months ended September 30, 2011, compared to 4.76% for the same period a year ago. The 66 basis point increase in net interest margin for the period was primarily attributable to the 10.65% average yield on covered loans and the 31 basis point decrease in rates offered on interest-bearing deposits.

The following table sets forth the changes in yields or rates and average balances that affected net interest income:

	Three Months Ended September 30,			Nine Months Ended September 30,
(dollars in thousands)	2011 compared to 2010			2011 compared to 2010
	Increase (decrease) due to (2):			Increase (decrease) due to (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$(229)	$(718)	$(947)	$79	$(2,210)	$(2,131)
Covered loans	308	1,458	1,766	10,669	3,528	14,197
Federal funds sold	-	(1)	(1)	93	(97)	(4)
Interest-bearing deposits	(2)	(7)	(9)	(19)	(8)	(27)
Investments (1)
Taxable	295	129	424	1,021	81	1,102
Non-taxable	90	(39)	51	294	(80)	214
Interest-earning assets	$462	$822	$1,284	$12,137	$1,214	$13,351

Liabilities
Deposits:
NOW accounts and money market	$165	$(290)	$(125)	$667	$(612)	$55
Savings	8	(15)	(7)	45	(15)	30
Time deposits	(258)	(375)	(633)	643	(1,663)	(1,020)
Total interest-bearing deposits	(85)	(680)	(765)	1,355	(2,290)	(935)
Federal Funds Purchased	-	-		-	-
Junior subordinated debentures	-	(15)	(15)	-	(13)	(13)
Other interest-bearing liabilities	(29)	(30)	(59)	(122)	(121)	(243)
Total interest-bearing liabilities	$(114)	$(725)	$(839)	$1,233	$(2,424)	$(1,191)

(1) Interest on loans and investments is presented on a fully tax-equivalent basis.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on.

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

For the three months ended September 30, 2011, the Company recorded a $2.5 million provision for non-covered loan losses, compared to $4.0 million for the same period a year ago.  Net charge-offs for the third quarter of 2011 were $3.0 million, flat are compared to the third quarter of 2010.  At September 30, 2011 and 2010, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.30% and 2.14%, respectively.

For the nine months ended September 30, 2011 and 2010, the Company recorded a $8.5 million and $8.7 million provision for non-covered loan losses, respectively.  Net non-covered charge-offs totaled $8.4 million and $6.9 million for the same periods, respectively.

Noninterest Income:  The following table presents the key components of noninterest income for the three and nine months ended September 30, 2011 and 2010:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2011	2010	2011	2010	Change	Change
Service charges and fees	$956	$876	$2,884	$2,413	$80	$471
Electronic banking income	838	627	2,355	1,644	211	711
Investment products	230	120	835	348	110	487
Bank owned life insurance income	84	61	245	241	23	4
Income from the sale of mortgage loans	215	352	757	697	(137)	60
SBA premium income	103	126	375	378	(23)	(3)
Change in FDIC indemnification asset	(2,586)	790	(5,630)	1,575	(3,376)	(7,205)
Gain on disposition of covered assets	1,119	332	4,104	1,065	787	3,039
Bargain purchase gain on acquisition	-	19,925	-	19,925	(19,925)	(19,925)
Other	472	363	1,860	1,076	109	784
Total noninterest income	$1,431	$23,572	$7,785	$29,362	$(22,141)	$(21,577)

▪	Service charges and fees increase was primarily attributable to the increased volume of transaction deposit accounts and an increase in NSF fees.

▪	Electronic banking income increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank.

▪	Investment products increased due to increased sales of annuity products.

▪
Change in FDIC indemnification asset represents a change from the accretion of income to amortization of expense on the FDIC indemnification asset. This change is related to the ultimate collection of the asset over the collection period as outlined in Note (3) Business Combinations. Based upon the collections made on the City Bank asset and subsequent revaluations of projected cashflows, it was projected that amortization was required to reduce the asset in order to match the projected cashflows over the remaining term of the asset.

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

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Three Month	Nine Month
	2011	2010	2011	2010	Change	Change
Salaries and benefits	$7,310	$6,615	$21,038	$17,471	$695	$3,567
Occupancy and equipment	1,660	1,677	4,898	4,042	(17)	856
Office supplies and printing	385	415	1,287	1,115	(30)	172
Data processing	446	403	1,418	1,011	43	407
Consulting and professional fees	202	92	847	491	110	356
Intangible amortization	160	234	475	425	(74)	50
Merger related expenses	70	978	324	1,653	(908)	(1,329)
FDIC premiums	319	562	1,469	1,068	(243)	401
Non-covered OREO and repossession expenses	559	258	1,199	641	301	558
Covered OREO and repossession expenses	501	(130)	1,620	151	631	1,469
Other	2,195	1,740	6,957	4,477	455	2,480
Total noninterest expense	$13,807	$12,844	$41,532	$32,545	$963	$8,987

▪
Salaries and benefits increased primarily due to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank.  Total full-time equivalents were 459 and 424 at September 30, 2011 and 2010, respectively.

▪
Occupancy and equipment and office supplies and printing increased primarily due to the additional cost of operating the eight new branches acquired in the City Bank acquisition and the three net branches acquired in the North County Bank acquisition.

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

▪
Merger related expenses relate to one-time expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services. The Company does not anticipate future merger related expenses.

▪
FDIC premiums year to date increased due to an increase in deposits held at the measurement date related to the City Bank and North County Bank acquisitions. FDIC premiums quarter to date decreased due to a new assessment basis instituted by the FDIC during the third quarter of 2011. The Company anticipates the FDIC premiums to be forty to forty five percent less on a comparative basis.

▪
Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.

▪	Other noninterest expense was primarily affected by the increase in branches due to the FDIC-assisted acquisitions.

Income Taxes: The Company’s consolidated effective tax rates for the three and nine months ended September 30, 2011 was 30.4% and 30.8%, respectively, compared to 33.9% and 32.9%, respectively, for the same periods a year ago.  The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s quarterly 2011 tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at September 30, 2011, were $1.68 billion, compared to $1.70 billion at December 31, 2010.  For the period, covered loans decreased $88.7 million, noncovered loans decreased as well by $12.7 million and investment securities increased $78.8 million. Total shareholders’ equity was $166.8 million at September 30, 2011, compared to $181.6 million at December 31, 2010, a decrease of $14.8 million, or 8.1%.  The decrease in shareholders’ equity reflects the first quarter 2011 redemption of the 26,380 preferred stock shares and the repurchase of the associated stock warrants issued to the U.S. Treasury under TARP Capital Purchase Program.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio mitigates interest rate risk inherent in the loan and deposit portfolios, while providing a vehicle for the investment of available funds and a source of liquidity.

.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	September 30, 2011	December 31, 2010
U.S. government agencies	$67,152	$102,990
U.S. Treasuries	52,703	54,643
Pass-through securities	97,409	1,239
State and political subdivisions	45,603	28,378
Corporate obligations	11,862	8,974
Investments in mutual funds and other equity securities	3,632	3,332
Total investment securities available for sale	$278,361	$199,556

Total investment securities increased $78.8 million to $278.4 million at September 30, 2011, compared to $199.6 million December 31, 2010.  The increase in securities is attributable to the Company’s reinvestment of cash from the payoff of covered loans into securities and the low demand for new loans. During the 2011, the Company has increased its investments in pass-through securities and state and political subdivisions; to ensure that the Company’s investment portfolio is balanced between investment types for risk and maturity duration.

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $802.7 million at September 30, 2011, compared to $815.5 million at December 31, 2010. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Commercial	$148,525	18.1%	$145,319	17.5%
Real estate mortgages:
One-to-four family residential	42,965	5.2%	46,717	5.6%
Multi-family and commercial	359,933	43.9%	348,548	41.9%
Total real estate mortgages	402,898	49.1%	395,265	47.5%

Real estate construction:
One-to-four family residential	66,414	8.1%	72,945	8.8%
Multi-family and commercial	36,743	4.5%	42,664	5.1%
Total real estate construction	103,157	12.6%	115,609	13.9%

Consumer:
Indirect	83,921	10.2%	90,231	10.8%
Direct	81,067	9.9%	85,665	10.3%
Total consumer	164,988	20.2%	175,896	21.1%
Subtotal	819,568	100.0%	832,089	100.0%
Deferred loan costs, net	2,067		2,204
Allowance for loan losses	(18,936)		(18,812)
Total non-covered loans	$802,699		$815,481

Covered Loans: Total covered loans, net of allowance for loans losses, totaled $276.4 million at September 30, 2011, compared to $364.8 million at December 31, 2010, a decrease of $88.4 million. This decrease is principally attributable to net covered loan paydowns and maturities of $60.0 million and transfers to covered other real estate owned of $19.6 million.

The Company does not anticipate that the paydowns and maturities will continue at their current levels. The Company anticipates paydowns and maturities over the next twelve months will be between $30.0 and $50.0 million. Transfers of loans to covered other real estate owned are expected to decrease over the next twelve months. The Company also expects the related gain on disposition will decrease in the future. Due to the timing of sales of covered other real estate owned and the remaining portion of discount associated with the asset determining detailed trends is difficult.

The following table further details the major components of the covered loan portfolio:

(dollars in thousands)	September 30, 2011
	City Bank	North County Bank	Total
Commercial	$18,205	$27,427	$45,632
Real estate mortgages:
One-to-four family residential	4,892	11,013	15,905
Multi-family residential and commercial	171,714	69,953	241,667
Total real estate mortgages	176,606	80,966	257,572

Real estate construction:
One-to-four family residential	31,993	20,031	52,024
Multi-family and commercial			-
Total real estate construction	31,993	20,031	52,024

Consumer - direct	3,686	11,622	15,308
Subtotal	230,490	140,046	370,536
Fair value discount	(50,060)	(43,010)	(93,070)
Total covered loans	180,430	97,036	277,466
Allowance for loan losses	(1,018)	-	(1,018)
Total covered loans, net	$179,412	$97,036	$276,448

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at September 30, 2011 and December 31, 2010:

(dollars in thousands)	September 30,	December 31,
	2011	2010
Non-covered nonaccrual loans	$26,876	$25,846
Total non-covered nonperforming loans	26,876	25,846
Non-covered other real estate owned	2,470	4,122
Total non-covered nonperforming assets	$29,346	$29,968

Restructured Loans (1)	$24,403	$19,936

Total non-covered impaired loans	$53,987	$45,782
Non-covered accruing loans past due 90
days or more	$-	$44
Non-covered potential problem loans (2)	$2,863	$5,178

Allowance for loan losses	$18,936	$18,812

Non-covered nonperforming loans to total
non-covered loans	3.27%	3.10%
Allowance for loan losses to total non-covered loans	2.30%	2.25%
Allowance for loan losses to non-covered
nonperforming loans	70.46%	72.78%
Non-covered nonperforming assets to total assets	1.75%	1.76%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms but the loans do not presently meetin the criteria to be classified as impaired.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at September 30, 2011:

(dollars in thousands)	Island County	King County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total NPA by loan type

Commercial loans	$417	$-	$285	$3,250	$-	$-	$3,952	13.48%
Real estate mortgage loans:	-	-	-	-	-	-
One-to-four family residential	-	1,233	-	183	-	398	1,813	6.18%
Multi-family and commercial	-	-	1,867	1,147	475	-	3,489	11.90%
Real estate construction loans:							-
One-to-four family residential	3,101	-	-	8,374	245	5,248	16,968	57.87%
Multi-family and commercial	387	-	-	-	41	-	427	1.46%
Consumer loans:	-	-	-	-	-	-	-
Direct	199	-	-	-	-	-	199	0.68%
Other Real Estate Owned	611	-	-	1,259	-	600	2,470	8.42%
Total	$4,715	$1,233	$2,152	$14,213	$761	$6,246	$29,320	100.00%

Percent of total NPA by location	16.08%	4.21%	7.34%	48.47%	2.60%	21.30%	100.00%

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses:

(dollars in thousands)	September 30,		December 31,
	2011		2010
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,215	18.1%	$3,915	20.8%
Real estate mortgage	6,398	49.2%	6,507	34.6%
Real estate construction	4,784	12.6%	4,947	26.3%
Consumer	3,539	20.1%	3,443	18.3%
Total	$18,936	100.0%	$18,812	100.0%

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Balance at beginning of period	$19,407	$16,975	$18,812	$16,212
Provision for non-covered loan losses	2,500	3,950	8,500	8,650
Charge-offs:
Commercial	(163)	(763)	(1,320)	(1,887)
Real estate mortgage	(2,948)	(791)	(6,421)	(1,478)
Real estate construction		(1,175)		(2,872)
Consumer
Direct	(207)	(134)	(1,120)	(467)
Indirect	(260)	(352)	(884)	(1,149)
Total charge-offs	(3,578)	(3,215)	(9,745)	(7,853)

Recoveries:
Commercial	58	16	246	159
Real estate mortgage	425	20	553	25
Real estate construction		1		108
Consumer
Direct	33	21	98	82
Indirect	91	168	472	553
Total recoveries	607	226	1,369	927
Net charge-offs	(2,971)	(2,989)	(8,376)	(6,926)
Balance at end of period	$18,936	$17,936	$18,936	$17,936

Deposits: Total deposits decreased $12.1 million for the period ended September 30, 2011, compared to December 31, 2010.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$211,403	14.3%	$184,098	12.3%	$27,305
NOW accounts	257,506	17.4%	206,717	13.9%	50,789
Money market	336,680	22.7%	341,211	22.9%	(4,531)
Savings	98,974	6.7%	94,235	6.3%	4,739
Time deposits	575,585	38.9%	665,959	44.6%	(90,374)
Total deposits	$1,480,148	100.0%	$1,492,220	100.0%	$(12,072)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	September 30, 2011		December 31, 2010
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	$24,704	75.7%	$24,704	72.9%
CDARS deposits	7,913	24.3%	9,206	27.1%
Total wholesale deposits	$32,617	100.0%	$33,910	100.0%

Wholesale deposits to total deposits	2.2%		2.3%

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

Borrowings: At September 30, 2011 and December 31, 2010, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings and Other Borrowed Funds:  The Company relies upon advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At September 30, 2011, the Company had no outstanding overnight borrowings or other borrowed funds.  The Company had a remaining unused line of credit of $164.7 million, subject to certain collateral and stock requirements at September 30, 2011.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at September 30, 2011.  Available borrowings under these lines of credit totaled $35.0 million at September 30, 2011.

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

Capital

Shareholders’ Equity: Shareholders’ equity decreased $14.9 million to $166.8 million at September 30, 2011, from $181.6 million at December 31, 2010. The decrease in shareholders’ equity was due principally to the $26.4 million redemption of preferred stock and the $1.6 million repurchase of stock warrants issued to the U.S. Treasury.

On October 24, 2011, the Company announced that its Board of Directors declared a cash dividend of $0.05 per share to shareholders of record as of November 3, 2011, payable on November 21, 2011.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2011 and December 31, 2010:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	September 30, 2011	December 31, 2010
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.43%	20.96%
Whidbey Island Bank	8.00%	10.00%	18.82%	20.78%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	18.17%	19.70%
Whidbey Island Bank	4.00%	6.00%	17.56%	19.52%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	10.82%	11.42%
Whidbey Island Bank	4.00%	5.00%	10.46%	11.30%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $28.1 million for the nine months ended September 30, 2011. Net cash provided by investing activities was $48.4 million for the period. Decreases in net non-covered and covered loans provided $68.5 million, net investment activity used $74.5 million for the purchase of additional investments and net proceeds from the FDIC indemnification asset and sale of covered other real estate owned provided $51.2 million for the period.  Net cash used in financing activities was $42.3 million for the nine months ended September 30, 2011, and primarily consisted of the redemption of the preferred stock and the repurchase of the stock warrants issued to the U.S. Treasury, totaling $28.0 million, and a net decrease in deposits of $12.1 million.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At September 30, 2011 and December 31, 2010, the Company’s commitments under letters of credit and financial guarantees amounted to $1.2 million and $1.8 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2010.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2010 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

(a) – (c) None

Item 4. (Removed and Reserved)

Item 5. Other Information

(a)           Not applicable

(b)	Not applicable

Item 6. Exhibits

Exhibits

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-Q filed August 9, 2011)
3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Form SB-2 (Registration No. 333-49925) filed April 10, 1998)
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

101*
Pursuant to Rule 405 of Regulation S-T, the following unaudited financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, is formatted in XBRL interactive data files: (i) Condensed Consolidated Statements of Income for the nine months and three months ended September 30, 2011 and 2010; (ii) Condensed Consolidated Statements of Condition at September 30, 2011 and December 31, 2010; (iii) Condensed Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income for the nine months ended September 30, 2011 and 2010; (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010; and (v) Notes to Condensed Consolidated Financial Statements.

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

WASHINGTON BANKING COMPANY

Date: November 9, 2011                                                                                   By:  /s/ John L. Wagner
John L. Wagner
President and
Chief Executive Officer

Date: November 9, 2011                                                                                   By: /s/ Richard Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer