Form 10-K
WASHINGTON BANKING CO
filed 2012-03-14
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K
(Mark One)
[X]           Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (17 C.F.R. 229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “acclerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-Accelerated filer ☐	Smaller Reporting Company ☐

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

The aggregate, market value of Common Stock held by non-affiliates of registrant at June 30, 2011 was approximately $196,023,000 based upon the closing price of the registrant’s common stock as quoted on NASDAQ on June 30, 2011 of $13.12.

The number of shares of registrant’s Common Stock outstanding at March 5, 2012 was 15,414,814.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders to be filed within 120 days of our 2011 fiscal year end	Part III, except the reports of the audit and compensation committees are “furnished” not filed and deemed to be incorporated by reference

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

Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities to acquire junior subordinated debentures issued by the Company.  Those debentures are the sole assets of the Master Trust and payments on the debentures are the sole revenues of the Master Trust. See Note (13) Trust Preferred Securities and Junior Subordinated Debentures to the consolidated financial statements for further details.

Rural One, LLC (“Rural One”) is a majority-owned subsidary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United Stated Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of an investment in federal tax credits related to the New Markets Tax Credit program.

At December 31, 2011, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and shareholders’ equity of $170.8 million.  A more thorough discussion of the Company’s financial performance appears in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Company’s website address is www.wibank.com. Reports filed by the Company under the Securities Exchange Act of the 1934 (the “Exchange Act”) are available free of charge from the Company’s website.  The reports can also be obtained through the Securities and Exchange Commission’s (the “SEC”) EDGAR database at http://www.sec.gov. The contents of the Company’s Internet website are not incorporated into this report or into any other communication delivered to security holders or furnished to the SEC.

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

The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria.  Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented.  The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.  On April 16, 2010 and September 24, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank and North County Bank, respectively, from the Federal Deposit Insurance Corporation (“FDIC”) in FDIC-assisted transactions.  The acquisition of City Bank resulted in expansion into King County.

Management believes that adding customers to current branches and expanding into appropriate market places while managing up-front costs is an excellent way to build franchise value and increase business.  The Company’s strategy is to support its employees in providing a high level of personal service to its customers while expanding the loan, deposit and investment products and other services that the Company offers.  Maintenance of asset quality will be emphasized by controlling nonperforming assets and adhering to prudent underwriting standards.  In addition, management will maintain its focus on improving operating efficiencies and internal operating systems to further manage noninterest expense.

Growth requires expenditures of substantial sums to purchase or lease real property and equipment and to hire experienced personnel.  New branch offices are often not profitable for a period of time after opening and management expects that earnings may be negatively affected in the short term.

Market Areas

The Company’s principal subsidiary, Whidbey Island Bank, provides services through 30 bank branches in 6 counties located in northwestern Washington. The Company’s primary market area currently consists of Island, King, San Juan, Skagit, Snohomish and Whatcom counties.  Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.

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

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

Name	Age	Position	Has served as an executive officer of the Company or Bank since
John L. Wagner	68	President and Chief Executive Officer/Washington Banking Company	2004
Bryan McDonald	40	President and Chief Executive Officer/Whidbey Island Bank	2010
Richard A. Shields	52	Executive Vice President and Chief Financial Officer	2004
George W. Bowen	63	Executive Vice President and Chief Banking Officer	2012
Edward Eng	49	Executive Vice President and Chief Administrative Officer	2012
Daniel E. Kuenzi	47	Executive Vice President and Chief Credit Officer	2012
Joseph W. Niemer	60	Executive Vice President and Chief Credit Officer – Retired December 31, 2011	2005

John L. Wagner.  Mr. Wagner has been the President and Chief Executive Officer of WBCO since October 2008 and was the President and Chief Executive Officer of the Bank from April 2007 through December 2011.  He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County.  In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004.  Mr. Wagner has an extensive background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington.

Bryan McDonald.  Mr. McDonald was promoted to President and Chief Executive Officer of the Bank as of January 1, 2012.  Mr. McDonald joined the Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of the Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010.  Mr. McDonald has been serving in the banking industry since 1994, including in regional commercial lending management roles since 1996 for Washington Mutual and Peoples Bank.

Richard A. Shields.  Mr. Shields is the Executive Vice President and Chief Financial Officer of the Company and the Bank.  Mr. Shields joined the Bank in 2004 and has over 20 years of experience in various accounting-related positions with Pacific Northwest-based banks.  From November 1998 until October 2004, he was the Vice President and Controller at a bank in the Pacific Northwest that grew substantially both organically and through multiple acquisitions.

George W. Bowen.  Mr. Bowen was promoted to Executive Vice President and Chief Banking Officer effective 1/1/2012. Mr. Bowen’s responsibilities include overseeing retail, mortgage, and commercial customer-related business lines. He has over 40 years experience in commercial lending, retail banking, and various management positions. Mr. Bowen has an MBA from Western Washington University. Prior to joining Whidbey Island Bank in 2010, Mr. Bowen was Senior Executive Vice President and Chief Lending Officer at Peoples Bank, a position he had held since 1996.

Edward Eng.  Mr. Eng was promoted to Executive Vice President and Chief Administrative Officer effective January 1, 2012 and has responsibility over the Bank’s backroom support functions and project management. Mr. Eng is a CPA with an MBA from the University of Washington. In addition to experience in public accounting, he has 22 years of banking experience covering accounting, finance, technology, M&A, loan operations, and compliance.  Mr. Eng was the Division Finance Officer within the commercial banking group of Washington Mutual from 2005 to 2009. He worked as an independent consultant during 2009 and 2010. The Bank engaged him for consulting services in 2010 prior to Mr. Eng accepting the FDIC Loss Share Reporting and Accounting Manager position with the Bank in December 2010.

Daniel E. Kuenzi.  Mr. Kuenzi took over as Executive Vice President and Chief Credit Officer on January 1, 2012 following the retirement of Joseph Niemer. Mr. Kuenzi started with Whidbey Island Bank in 2007 as a Commercial Banking Team Leader, then a Region Manager, and transitioned into the role of Senior Credit Administrator in 2010.  Mr. Kuenzi has accumulated 23 years of commercial credit, lending, and management experience through his positions at Wells Fargo Bank, Washington Mutual Bank, US Bank and Whidbey Island Bank.

Joseph W. Niemer.  Mr. Niemer served as the Executive Vice President and Chief Credit Officer of the Bank from 2005 until his retirement at the end of fiscal year 2011.  Mr. Niemer has over 30 years of experience in various credit-related positions with Pacific Northwest-based banks.

Employees

The Company had 450 full time equivalent employees at December 31, 2011.  None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group.  Management considers its relations with employees to be good.

Supervision and Regulation

The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 (“BHC Act”) registered with and subject to examination by the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco (“FRB”).  The Bank is a Washington state-chartered commercial bank and is subject to examination, supervision and regulation by the Washington State Department of Financial Institutions–Division of Banks (“Division”).  The FDIC insures the Bank’s deposits and in that capacity also regulates the Bank.

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

Bank Holding Company Regulation.  As a bank holding company, the Company is subject to regulation, supervision and examination by the FRB. In general, the BHC Act limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. The Company must file reports with and provide the Federal Reserve such additional information as it may require.

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

The activities of bank holding companies, such as the Company, that are not financial holding companies, are generally limited to managing or controlling banks.  A bank holding company is required to obtain the prior approval of the FRB for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company.  Nonbank acquisitions by bank holding companies such as the Company are generally limited to 5% of voting shares of a company and activities previously determined by the FRB by regulation or order to be so closely related to banking as to be a proper incident to banking or managing or controlling banks.

Transactions with Affiliates. There are various legal restrictions on transactions between the Company and any nonbank subsidiaries, and between the Company and the Bank.  With certain exceptions, federal law also imposes limitations on, and requires collateral for, extensions of credit by insured depository institutions, such as the Bank, to their nonbank affiliates, such as the Company.  These regulations limit the Company’s ability to obtain funds from the Bank for its liquidity needs.

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

Consumer Privacy.  The Gramm-Leach-Bliley Act (“GLB Act”) included the most extensive consumer privacy provisions ever enacted by Congress.  These provisions, among other things, require full disclosure of the Company’s privacy policy to consumers and mandate offering the consumer the ability to “opt out” of having non-public personal information disclosed to third parties.  Pursuant to these provisions, the federal banking regulators have adopted privacy regulations.  In addition, the states are permitted to adopt more extensive privacy protections through legislation or regulation.  The Company does not disclose any nonpublic personal information about its customers or former customers to anyone, except as permitted by law.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will forego the uniform three basis point increase in initial assessment rates schedules for January 1, 2011, and maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates. The FDIC has proposed additional rules to change the deposit insurance assessment system.

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF. On October 3, 2008, the Emergeny Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would return to $100,000 on January 1, 2014. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final rule establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all noninterest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW accounts (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. The Bank elected to participate in the TAGP program through the extended period. The Dodd-Frank Act provides for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years.

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

Community Reinvestment Act.  The Community Reinvestment Act (CRA) requires that, in connection with examinations of financial institutions within their jurisdiction, regulators must evaluate the records of financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks.  These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

Capital Adequacy.  The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies.  These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2011, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

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

Emergency Economic Stabilization Act of 2008 (EESA).  EESA granted broad powers to the U.S. Department of the Treasury, the FDIC and the Federal Reserve to stabilize the financial markets under the following programs:

•
the Troubled Asset Relief Program, including the Capital Purchase Program, allocated $250 billion to Treasury to purchase troubled assets and make investments in senior preferred shares and warrants to purchase common stock from approved financial institutions;

•
the Temporary Liquidity Guaranty Program authorized the FDIC to insure newly issued senior unsecured debt and insure the total balance in noninterest bearing transactional deposit accounts of those institutions who elect to participate; and

•
the Commercial Paper and Money Market Investor Funding Facilities authorized the Federal Reserve Bank of New York to purchase rated commercial paper from U.S. companies and to purchase money market instruments from U.S. money market mutual funds.

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

Among other things, the Dodd-Frank Act:

•
centralizes responsibility for consumer financial protection by creating the Consumer Financial Protection Bureau, a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

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

•	makes permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012, for noninterest bearing transaction accounts;
•	removes prior restrictions on interstate de novo branching;
•	repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
•	gives the FDIC authority to unwind large failing financial firms;
•	extends the FDIC’s Transaction Account Guarantee (TAG) program to December 31, 2012;
•	authorizes banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense;
•	adopts various mortgage lending and predatory lending provisions;
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

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. The rule could have an adverse impact on our noninterest income.

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

Approximately 90% of the Company’s non-covered loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced higher levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would result in additional net charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

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

We expect to incur losses related to elevated levels of nonperforming loans.  We do not record interest income on nonaccrual loans, which adversely affects our income.  Our loan administration costs increase as we attempt to resolve nonperforming loans and as we receive collateral through foreclosures or other proceedings.  Increases in levels of nonperfoming loans may impact the capital levels the FDIC expects the Bank to maintain.

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

Substantially all of the Company’s business is derived from a five-county area in northwest Washington State.  Employment opportunities within these communities have traditionally been primarily in the areas of military spending, oil and gas industries, tourism and manufacturing. While the Company’s expansion strategy has been built around these growing and diverse geographic markets, the Company’s business is, and will remain, sensitive to economic factors that relate to these industries and to local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in the Company’s markets, may have a more pronounced effect upon the Company’s business than they might on an institution that is more broadly diverse in geographic concentration.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.  There has been high unemployment and a decline in housing prices in the communities the Bank serves.  If regional economic conditions do not improve, or worsen, we expect increased loan delinquencies and defaults, higher level of nonperforming assets and lower demand for our services.

FDIC-assisted acquisitions or assuming deposits from troubled institutions present significant challenges in integration and failure to realize expected cost savings and synergies could have an adverse impact.

The Company may make opportunistic whole or partial acquisitions of other banks, branches, financial institutions, or related businesses from time to time that it expects to further its business strategy. These acquisitions could involve numerous risks, including lower than expected performance or higher than expected costs, difficulties related to integration, diversion of management’s attention from other business activities, changes in relationships with customers, and the potential loss of key employees. Any possible acquisition will be subject to regulatory approval, and there can be no assurance that the Company will be able to obtain such approval.  The Company may not be successful in identifying acquisition candidates, integrating acquired institutions, or preventing deposit erosion or loan quality deterioration at acquired institutions.  Competition for acquisitions in the Company’s market area is highly competitive, and the Company may not be able to acquire other institutions on attractive terms.  There can be no assurance that the Company will be successful in completing or will even pursue future acquisitions, or if such transactions are completed, that it will be successful in integrating acquired businesses into its operations. The Company’s ability to grow may be limited if it chooses not to pursue or is unable to successfully make acquisitions in the future.

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

The Company is subject to many operating risks, including but not limited to data processing system failures and errors and customer or employee fraud. If such an event is not prevented or detected by the Company’s internal controls, and it is uninsured or is in excess of applicable insurance limits, it could have a significant adverse impact on the Company’s reputation in the business community and the Company’s business, financial condition, and results of operations.

The Company’s operations could be interrupted if third party service providers experience difficulty, terminate their services, or fail to comply with banking regulations.

The Company depends, and will continue to depend to a significant extent, on a number of relationships with third-party service providers.  Specifically, the Company utilizes software and hardware systems for processing, essential web hosting, debit and credit card processing, merchant processing, Internet banking systems, and other processing services from third-party service providers. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. If these third-party service providers experience difficulties or terminate their services, and the Company is unable to replace them with other qualified service providers, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition, and results of operations could be materially adversely affected.  A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider’s site may negatively impact our business reputation and cause a loss of customers; result in increased expense to contain the event or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and could result in litigation. In most cases, we will remain primarily liable to our customers for losses arising from a breach of a vendor’s data security system. We rely on our outsourced service providers to implement and maintain prudent cyber security controls. We have procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems.

The network and computer systems on which the Company depends could fail or experience a security breach.

The Company’s computer systems could be vulnerable to unforeseen problems.  Because the Company conductspart of its business over the Internet and outsources several critical functions to third parties, operations depend on the Company’s ability, and to a degree on the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, mechanical failure, software errors, operator errors, physical break-ins, or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company’s business, financial condition, and results of operations.  We store and process sensitive consumer and business customer data as a routine part of our business. A cyber security breach may result in theft of data or disruption of our processing systems. Our inability to use or access information systems at critical points in time could unfavorably impact the timeliness of our operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event or require that we provide credit monitoring services for affected customers, result in regulatory fines and sanctions and could result in class action litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

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

The Company is subject to government regulation that could limit or restrict its activities, which in turn could adversely impact operations.  The financial services industry is regulated extensively.  Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, as well as shareholders.  These regulations can sometimes impose significant limitations on operations.  Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions.  These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions, and change the structure and jurisdiction of various regulatory agencies. Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance.  The Dodd-Frank Act, enacted in July 2010, is expected to increase our overall costs of compliance and could lead to increased capital requirements, more stringent consumer protection laws, restrictions on income generating activities and new corporate governance and executive compensation reforms.

Difficult market conditions have adversely affected the financial industry.

The capital and credit markets have been experiencing volatility and disruption for more than two years.  Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity, generally. The resulting economic pressure on consumers and lack of confidence in the financial markets adversely affected business, financial condition and results of operations. The Company does not expect that the difficult conditions in the financial markets are likely to significantly improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions in the financial services industry. In particular, the following risks may be faced in connection with these events:

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

•
The Company will be required to pay relatively higher Federal Deposit Insurance Corporation premiums because market developments depleted the insurance fund of the FDIC and reduced the ratio of reserves to insured deposits.

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

Our growth strategy may require additional capital.  Also, continued elevated levels of nonperforming assets or higher regulatory capital requirements could require us to sell shares of our common stock.  Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 35,000,000 shares of Company’s common stock authorized, of which 15,398,197 shares were outstanding at December 31, 2011.

At the time we need to raise capital, market conditions may be adverse and we run the risk of not being able to meet capital requirements set by regulators or necessary for growth.

The failure of the Federal Home Loan Bank (“FHLB”) of Seattle or the national Federal Home Loan Bank System may have a material negative impact on the Company’s earnings and liquidity.

Recently, the FHLB of Seattle announced that it did not meet minimum regulatory capital requirements for the year ended December 31, 2011, due to the deterioration in the market value of their mortgage-backed securities portfolio. As a result, the FHLB of Seattle cannot pay a dividend on their common stock and it cannot repurchase or redeem common stock. While the FHLB of Seattle has announced it does not anticipate that additional capital is immediately necessary, nor does it believe that its capital level is inadequate to support realized losses in the future, the FHLB of Seattle could require its members, including the Company, to contribute additional capital in order to return the FHLB of Seattle to compliance with capital guidelines.

At December 31, 2011, the Company held $7.6 million of common stock in the FHLB of Seattle. Should the FHLB of Seattle fail, the Company anticipates that its investment in the FHLB’s common stock would be “other than temporarily” impaired and may have no value.  The FHLB has discontinued stock repurchases and dividends and we could be required to take an impairment charge on our FHLB stock holdings.

At December 31, 2011, the Company held minimal cash on deposit with the FHLB of Seattle. At that date, all other cash and cash equivalents were held on deposit at the Pacific Coast Banker’s Bank, the Federal Reserve Bank of San Franscisco or on hand in branch office vaults.

At December 31, 2011, the Company maintained a line of credit with the FHLB of Seattle equal to 9% of total assets to the extent the Company provides qualifying collateral and holds sufficient FHLB stock. At December 31, 2011, the Company was in compliance with collateral requirements and $154.7 million of the line of credit was available for additional borrowings. The Company is dependent on the FHLB of Seattle as a source of wholesale funding for immediate liquidity and borrowing needs. The failure of the FHLB of Seattle or the FHLB system in general, may materially impair the Company’s ability to meet its growth plans or to meet short and long term liquidity demands.

If we inaccurately determine the fair value of assets acquired, including the FDIC loss-sharing assets, our business, financial condition, results of operations, and future prospects could be materially and adversely affected.

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

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments from the Securities and Exchange Commission.

Item 2. Properties

The headquarters of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land.  The building also houses the Bank’s Oak Harbor branch.    At December 31, 2011, the Bank conducted business at 30 branch locations, 19 of which are owned by the Bank, including the main office in Coupeville, WA, and 11 are leased under various agreements. The Company owns two properties which are used for administrative purposes. The Company leases an additional administrative building.

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

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock.  As of March 5, 2012, the Company’s common stock was held of record by approximately 394 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by Nasdaq and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2011 and 2010:

	2011			2010
	High	Low	Dividend	High	Low	Dividend
First quarter	$14.03	$12.96	$0.050	$12.70	$10.45	$0.025
Second quarter	13.84	12.84	0.050	14.84	11.66	0.030
Third quarter	13.64	9.23	0.050	14.68	12.00	0.030
Fourth quarter	12.14	9.52	0.005	14.15	12.25	0.050

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company, its subsidiaries and its predecessors by merger that were in effect at December 31, 2011.

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (3)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
1998 stock option and restricted award plan(1)	19,586	$5.82	—
2005 stock incentive plan(2)	207,382	$7.47	497,651
Equity compensation plans not approved by security holder	—	—	—
Total	226,968	$7.33	497,651

(1)	The 1998 plan was terminated as to further grants upon the adoption of the Company’s 2005 stock incentive plan.
(2)	The 2005 plan is currently the only stock award plan available for new grants.
(3)	Weighted average exercise price is based solely on securities with an exercise price.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2011.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2011.

Five-Year Stock Performance Graph

The following chart compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2011, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1billion) and (4) Total Return for SNL Bank $1 Billion to $5 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $1 billion and $5 billion).

The graph assumes $100 was invested on December 31, 2006, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Washington Banking Company	$100.00	$95.42	$53.79	$75.38	$87.45	$77.17
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Bank NASDAQ	100.00	78.51	57.02	46.25	54.57	48.42
SNL Bank $500M-$1B	100.00	80.13	51.35	48.90	53.38	46.96
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

Source : SNL Financial LC, Charlottesville, VA
© 2012

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

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
Operating data:
Total interest income	$89,707	$75,949	$54,392	$58,782	$62,368
Total interest expense	9,981	11,830	14,019	20,834	24,810
Net interest income	79,726	64,119	40,373	37,948	37,558
Provision for loan losses	10,050	13,486	10,200	5,050	3,000
Net interest income after provision	69,676	50,633	30,173	32,898	34,558
Service charges on deposits	3,818	3,462	3,426	2,987	3,135
Other noninterest income	5,394	30,069	4,235	3,899	4,355
Total noninterest income	9,212	33,531	7,661	6,886	7,490
Noninterest expense	55,825	46,797	28,734	27,523	28,471
Income before income taxes	23,063	37,367	9,100	12,261	13,577
Provision for income taxes	7,111	11,797	2,886	3,929	4,179
Net income before preferred dividends	15,952	25,570	6,214	8,332	9,398
Preferred dividends	1,084	1,659	1,600	-	-
Net income available to common
shareholders	$14,868	$23,911	$4,614	$8,332	$9,398

Average number of shares outstanding, basic	15,329,000	15,307,000	10,011,000	9,465,000	9,365,000
Average number of shares outstanding, diluted	15,393,000	15,465,000	10,079,000	9,513,000	9,493,000

Per share data:
Net income per common share, basic	$0.97	$1.56	$0.46	$0.88	$1.00
Net income per common share, diluted	0.97	1.55	0.46	0.88	0.99
Tangible book value per common share	10.75	9.82	8.79	8.47	7.78
Dividends per common share	0.20	0.14	0.18	0.26	0.23

Balance sheet data:
Total assets	$1,670,613	$1,704,487	$1,045,871	$899,631	$882,289
Non-covered loans	812,830	834,293	813,852	823,068	805,862
Covered loans	269,081	366,153	-	-	-
Allowance for loan losses, non-covered loans	18,032	18,812	16,212	12,250	11,126
Allowance for loan losses, covered loans	870	1,336	-	-	-
Non-covered OREO	1,976	4,122	4,549	2,226	1,440
Covered OREO	26,622	29,766	-	-	-
Deposits	1,466,344	1,492,220	846,671	747,159	758,354
Overnight borrowings	-	-	-	11,640	20,500
Other borrowed funds	-	-	10,000	30,000	-
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Preferred securities	-	25,334	24,995	-	-
Total shareholders' equity	170,751	181,646	159,521	80,560	73,570

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2011	2010	2009	2008	2007
Selected performance ratios:
Return on average assets	0.95%	1.72%	0.66%	0.94%	1.12%
Return on average common equity	9.17%	16.87%	7.11%	10.82%	13.52%
Net interest margin (fully tax-equivalent)	5.47%	4.90%	4.63%	4.60%	4.89%
Net interest spread	5.39%	4.76%	4.28%	4.18%	4.32%
Noninterest expense to average assets	3.32%	3.16%	3.05%	3.09%	3.40%
Efficiency ratio (fully tax-equivalent)	62.06%	47.48%	59.01%	60.63%	62.31%
Dividend payout ratio	20.63%	8.64%	37.23%	29.01%	23.07%

Asset quality ratios:
Nonperforming non-covered loans to
period end non-covered loans	2.72%	3.10%	0.42%	0.23%	0.35%
Allowance for loan losses, non-covered
loans to period end non-covered loans	2.22%	2.25%	1.99%	1.49%	1.38%
Allowance for loan losses, covered loans
to period end covered loans	0.32%	0.36%	-	-	-
Allowance for loan losses, non-covered
loans to nonperforming non-covered loans	81.59%	72.79%	477.53%	638.69%	391.90%
Nonperforming non-covered assets to
total assets	1.44%	1.76%	0.76%	0.46%	0.48%
Net loan charge-offs to average non-covered
loans outstanding	1.37%	1.15%	0.76%	0.48%	0.25%
Total risk-based capital	19.73%	20.96%	22.15%	13.23%	12.45%
Tier 1 risk-based capital	18.47%	19.70%	20.89%	11.98%	11.14%
Leverage ratio	11.16%	11.42%	18.73%	11.68%	11.29%
Average equity to average assets	9.64%	11.26%	8.44%	8.65%	8.30%

Other data:
Number of banking offices	30	30	18	19	20
Number of full time equivalent employees	450	448	281	258	283

Summary of Quarterly Financial Information

See Item 8- Financial Statements and Supplementary Data, Note (24) Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8- Financial Statements and Supplementary Data.

Executive Overview

Significant items for the year ended December 31, 2011 were as follows:

▪
Net income per diluted common share was $0.97 for the year ended December 31, 2011, compared to $1.55 for the year ended December 31, 2010.  Net income for 2010 was directly impacted by the recognition of a $19.9 million pre-tax bargain purchase gain on the FDIC-assisted acquisition of North County Bank.

▪	Total assets and deposits remained relatively flat at $1.7 billion and $1.5 billion, respectively, at December 31, 2011 and 2010.

▪	Allowance for loan losses to total non-covered loans decreased to 2.22% at year end 2011 from 2.25% of total non-covered loans in 2010.

▪	Net charge-offs to average non-covered loans was 1.37 % for 2011, compared to 1.15% for 2010.

▪	Nonperforming non-covered assets to total assets was 1.44% at year end 2011, compared to 1.76% at year end 2010.

▪	Progress in resolving acquired loans which declined by $96.6 million from December 31, 2010 to December 31, 2011.

▪	The Company’s net interest margin, on a tax-equivalent basis, increased to 5.47% for 2011, compared to 4.90% for 2010.

▪	The Company redeemed the preferred shares and warrants issued under the U.S. Treasury Capital Purchase Program.

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

Acquired Loans: In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans due to a payoff, the difference between its carrying amount and the cash received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

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

The FDIC indemnification asset is reviewed periodically and adjusted for any changes in expected cash flows based on recent performance and expectations for future performance of the covered portfolio. These adjustments are measured on the same basis as the related covered loans and covered other real estate owned. Any increases in cash flow of the covered assets over those expected will reduce the FDIC indemnification asset and any decreases in cash flow of the covered assets under those expected will increase the FDIC indemnification asset. Increases and decreases to the FDIC indemnification asset are recorded as adjustments to noninterest income.

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

Results of Operations Overview

For the year ended December 31, 2011, net income available to common shareholders was $14.9 million, or $0.97 per diluted common share, compared to $23.9 million, or $1.55 per diluted common share, for the year ended December 31, 2010, and $4.6 million, or $0.46 per diluted common share, for the year ended December 31, 2009.

Net income available to common shareholders for the year ended December 31, 2010, included a $19.9 million pre-tax bargain purchase gain related to the September 24, 2010 FDIC-assisted acquisition of North County Bank.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	For the Year Ended
	December 31,
	2011	2010	2009
GAAP earnings available to common shareholders	$14,868	$23,911	$4,614
Provision for income taxes	7,111	11,797	2,886
GAAP earnings available to common shareholders
before provision for income taxes	21,979	35,708	7,500
Adjustments to GAAP earnings available to common shareholders
Bargain purchase gain on acquisition	-	(19,925)	-
Merger related expenses	324	2,113	-
Accelerated accretion of remaining preferred stock discount	1,046	-	-
Operating earnings before taxes	23,349	17,896	7,500
Provision for income taxes	7,224	5,563	1,965
Net operating earnings	$16,125	$12,333	$5,535

Diluted GAAP earnings per common share	$0.97	$1.55	$0.46
Diluted operating earnings per common share	$1.05	$0.80	$0.55

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	December 31, 2011	December 31, 2010
Total shareholders' equity	$170,751	$181,646
Adjustments to shareholders' equity
Preferred stock	-	(25,334)
Goodwill and other intangible assets, net	(5,214)	(5,836)
Tangible common equity	$165,537	$150,476

Total assets	$1,670,613	$1,704,487
Adjustments to total assets
Goodwill and other intangible assets, net	(5,214)	(5,836)
Tangible assets	$1,670,063	$1,696,947

Common shares outstanding at end of period	15,398,197	15,321,227
Tangible common equity ratio	9.94%	8.86%
Tangible book value per common share	$10.75	$9.82

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

▪	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
▪	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity); and,
▪	The volume of noninterest-earning assets, market interest rate fluctuations, and asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

	2011			2010			2009
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield	balance	paid	yield	balance	paid	yield
Assets
Non-covered loans (1)(2)	$831,997	$50,313	6.05%	$834,668	$53,963	6.47%	$823,438	$53,559	6.50%
Covered loans	307,836	34,819	11.31%	226,852	19,173	8.45%	-	-	-
Federal funds sold	519	1	0.20%	5,669	7	0.11%	22,997	38	0.17%
Interest-bearing deposits	101,683	258	0.25%	107,664	291	0.27%	704	15	2.09%
Investments
Taxable	205,426	3,967	1.93%	134,100	2,348	1.75%	28,644	809	2.83%
Non-taxable (2)	28,373	1,370	4.83%	18,918	1,085	5.74%	11,287	629	5.58%
Interest-earning assets	1,475,834	90,728	6.15%	1,327,871	76,867	5.79%	887,070	55,050	6.21%
Noninterest-earning assets	205,420			155,213			54,101
Total assets	$1,681,254			$1,483,084			$941,171

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$581,189	$2,394	0.41%	$439,302	$2,611	0.59%	$279,253	$2,301	0.82%
Savings	96,892	199	0.21%	74,922	189	0.25%	44,890	114	0.25%
Time deposits	606,771	6,899	1.14%	599,673	8,291	1.38%	360,194	10,505	2.92%
Total interest-bearing deposits	1,284,852	9,492	0.74%	1,113,897	11,091	1.00%	684,337	12,920	1.89%
Federal funds purchased	3	-	-	279	-	0.04%	517	4	0.82%
Junior subordinated debentures	25,774	489	1.90%	25,774	496	1.92%	25,774	665	2.58%
Other interest-bearing liabilities	-	-	-	6,521	243	3.73%	15,206	430	2.83%
Total interest-bearing liabilities	1,310,629	9,981	0.76%	1,146,471	11,830	1.03%	725,834	14,019	1.93%

Noninterest-bearing deposits	202,297			158,399			101,367
Other liabilities	6,263			11,158			2,388
Total liabilities	1,519,189			1,316,028			829,589
Total shareholders' equity	162,065			167,056			111,582
Total liabilities and
shareholders' equity	$1,681,254			$1,483,084			$941,171
Net interest income/spread		$80,747	5.39%		$65,037	4.76%		$41,031	4.28%
Credit for interest-bearing funds			0.08%			0.14%			0.35%
Net interest margin (2)			5.47%			4.90%			4.63%

(1) Loan totals include nonaccrual loans.
(2) Interest income on non-taxable assets is presented on a fully tax-equivalent basis using a federal statutory rate of 35.0% for the years ended December 31, 2011, 2010 and 2009.  These adjustments were $1.0 million, $918 thousand and $658 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.

Net interest income on a taxable-equivalent basis totaled $80.7 million for the year ended December 31, 2011, compared to $65.0 million for the same period in 2010.  The year-over-year increase was primarily attributable to the increases in covered loans and investment securities and the decrease in rates on interest-bearing liabilities.  Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equilavent basis was 5.47% for 2011 compared to 4.90% for 2010.

The yield on interest-earning assets was 6.15% for the year ended December 31, 2011, an increase of 36 basis points as compared to the same period in 2010. This increase was primarily attributable to the 11.31% average yield on covered loans.  The yield on interest-bearing liabilities was 0.76%, a decrease of 27 basis points as compared to the same period in 2010. This decrease was primarily attributable to a decrease in rates offered on interest-bearing deposits.  Additional information concerning the refinancing of the junior subdorinated debentures can be found in the borrowing section of Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net interest income on a taxable-equivalent basis totaled $65.0 million for the year ended December 31, 2010, compared to $41.0 million for 2009. Changes in net interest income during the year were primarily attributable to the increase in interest-earning assets resulting from the 2010 FDIC-assisted acquisitions of City Bank and North County Bank and the decrease in rates on interest-bearing liabilities.

The yield on interest-earning assets was 5.79% for the year ended December 31, 2010, a decrease of 42 basis points as compared to the same period in 2009. This decrease was primarily attributable to the decrease in rates charged on new loans and the repricing of variable rate loans.  The yield on interest-bearing liabilities was 1.03%, a decrease of 90 basis points as compared to the same period in 2009. This decrease was primarily attributable to a decrease in rates offered on interest-bearing deposits and lower interest rates on the junior subordinated debentures. Additional information concerning the refinancing of the junior subdorinated debentures can be found in the borrowing section of Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following table details the effects of changes in rates and volume for the periods indiciated:

(dollars in thousands)	2011 compared to 2010			2010 compared to 2009
	Increase (decrease) due to (2):			Increase (decrease) due to (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$(172)	$(3,478)	$(3,650)	$724	$(320)	$404
Covered loans	8,033	7,613	15,646	19,173	-	19,173
Federal funds sold	(90)	84	(6)	(22)	(9)	(31)
Interest-bearing deposits	(15)	(18)	(33)	278	(2)	276
Investments (1)
Taxable	1,356	263	1,619	1,717	(178)	1,539
Non-taxable	417	(132)	285	437	19	456
Interest-earning assets	$9,529	$4,332	$13,861	$22,307	$(490)	$21,817

Liabilities
Deposits:
NOW accounts and money market	$711	$(928)	$(217)	$1,072	$(762)	$310
Savings	49	(39)	10	75	-	75
Time deposits	98	(1,490)	(1,392)	4,934	(7,148)	(2,214)
Total interest-bearing deposits	858	(2,457)	(1,599)	6,081	(7,910)	(1,829)
Federal funds purchased	-	-	-	(1)	(3)	(4)
Junior subordinated debentures	-	(7)	(7)	-	(169)	(169)
Other interest-bearing liabilities	(122)	(121)	(243)	(422)	235	(187)
Total interest-bearing liabilities	$736	$(2,585)	$(1,849)	$5,658	$(7,847)	$(2,189)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35.0% for the years ended December 31, 2011, 2010 and 2009.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Provision for Loan Losses: The provision for loan losses is highly dependent on the Company’s ability to manage asset quality and control the level of net charge-offs through prudent underwriting standards. In addition, decline in general economic conditions could increase future provisions for loan loss and materially impact the Company’s net income. For further discussion of the Company’s asset quality see the Credit Risks and Asset Quality section found in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The provision for loan losses for non-covered loans totaled $10.5 million for 2011, compared to $12.2 million and $10.2 million for 2010 and 2009, respectively.  At December 31, 2011, the allowance for loan losses as a percent of total non-covered loans was 2.22%, compared to 2.25% at December 31, 2010 and 1.99% at December 31, 2009.

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

(dollars in thousands)	Years Ended December 31,			Change	Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Service charges and fees	$3,818	$3,346	$3,426	$472	$(80)
Electronic banking income	3,197	2,306	1,397	891	909
Investment products	1,072	522	532	550	(10)
Bank owned life insurance income	311	226	154	85	72
Income from the sale of mortgage loans	1,197	1,134	865	63	269
SBA premium income	444	578	180	(134)	398
Change in FDIC indemnification asset	(9,232)	1,884	-	(11,116)	1,884
Gain on disposition of covered assets	6,312	1,840	-	4,472	1,840
Bargain purchase gain on acquisition	-	19,925	-	(19,925)	19,925
Other	2,093	1,770	1,107	323	663
Total noninterest income	$9,212	$33,531	$7,661	$(24,319)	$25,870

The changes in noninterest income in 2011 compared to 2010 were related to the following areas:

▪	Service charges and fees increase was primarily attributable to the increased volume of transaction deposit accounts and an increase in NSF fees.
▪	Electronic banking income increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.
▪	Investment products increased due to increased sales of annuity products.
▪
Change in FDIC indemnification asset represents a change from the accretion of income to amortization of expense on the FDIC indemnification asset. This change is related to the ultimate collection of the asset over the collection period as outlined in Note (2) Business Combinations of the consolidated financial statements. Based upon the collections made on the City Bank asset and subsequent revaluations of projected cashflows, it was projected that amortization was required to reduce the asset in order to match the projected cashflows over the remaining term of the asset.

▪	Gain on disposition of covered assets is the income the Company recognized when a covered asset paid off and the proceeds exceeded its carrying value.
▪
Bargain purchase gain on acquisition represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed for the 2010 North County Bank acquisition.

▪	Other noninterest income increased primarily due to a $670 thousand gain generated from the sale of the merchant card processing portfolio to a new provider in the second quarter of 2011.

The changes in noninterest income in 2010 compared to 2009 were related to the following areas:

▪	Electronic banking income increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.
▪	Change in FDIC indemnification asset represents the accretion of the FDIC indemnification asset related to the acquisitions of City Bank and North County Bank.
▪	Gain on disposition of covered assets is the income the Company recognized when a covered asset paid off and the proceeds exceeded its carrying value.
▪
Bargain purchase gain on acquisition represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed for the North County Bank acquisition.

▪	Other income increased primarily due to the gain on sale of OREO and other miscellaneous income.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses.  The following table presents the key components of noninterest expense:

(dollars in thousands)	Years Ended December 31,			Change	Change
	2011	2010	2009	2011 vs. 2010	2010 vs. 2009
Salaries and benefits	$27,496	$23,527	$14,374	$3,969	$9,153
Occupancy and equipment	6,553	5,631	4,244	922	1,387
Office supplies and printing	1,665	1,594	799	71	795
Data processing	1,916	1,434	555	482	879
Consulting and professional fees	1,152	891	811	261	80
Intangible amortization	622	672	-	(50)	672
Merger related expenses	324	2,113	-	(1,789)	2,113
FDIC premiums	1,818	1,609	1,374	209	235
FDIC clawback liability	1,576	-	-	1,576	-
Non-covered OREO and repossession expenses	1,358	1,196	1,531	162	(335)
Covered OREO and repossession expenses	2,192	1,240	-	952	1,240
Other	9,153	6,890	5,046	2,263	1,844
Total noninterest expense	$55,825	$46,797	$28,734	$9,028	$18,063

The changes in noninterest expenses in 2011 compared to 2010 were related to the following areas:

▪
Salaries and benefits increased primarily due to the recognition of a full year of salary expense related to the additional full-time equivalents acquired from City Bank and North County Bank in the second and third quarters of 2010, respectively.

▪
Occupancy and equipment increased primarily due to additional depreciation expense related to the acquisition of facilities and furnishing of the eight City Bank locations acquired from the FDIC in the third quarter of 2010.

▪
Data processing increased due to the full year of additional expenses related to the City Bank and North County Bank acquisitions.  Additionally, the consolidation of North County Bank’s data systems was completed in April 2011.

▪	Intangible amortization represents amortization related to the core deposit intangible recorded as part of the fair valuation of the City Bank and North County Bank acquisitions.
▪
Merger related expenses relate to one-time expenses of the City Bank and North County Bank acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services.

▪
FDIC premiums increased due to an increase in deposits held at the measurement date related to the City Bank and North County Bank acquisitions. During the third quarter of 2011, the FDIC instituted a new assessement basis and the Company anticipates future FDIC premiums to be forty to forty five percent less on a comparative basis.

▪
FDIC clawback liability expense represents the Bank’s provision for the estimated liability under the provisions of the loss sharing arrangement under the Purchase and Assumption Agreement entered into with the FDIC for the acquisition of North County Bank on September 24, 2010.  Additional information regarding the FDIC clawback liability can be found in Note (2), Business Combinations of the consolidated financial statements.

▪
Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.  The year-over-year increase in covered OREO and repossession expense represents a full year of expense related to the second and third quarter acquisitions of City Bank and North County Bank, respectively.

▪
Other noninterest expense was primarily affected by the recognition of a fully year of additional expenses related to the increase in branches due to the FDIC-assisted acquisitions in the second and third quarters of 2010.

The changes in noninterest expenses in 2010 compared to 2009 were related to the following areas:

▪
Salaries and benefits increased primarily due to the increase in full-time equivalents due to the acquisitions of City Bank and North County Bank.  Total full-time equivalents were 448 and 281 at December 31, 2010 and 2009, respectively.

▪
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
▪
Merger related expenses relate to one-time expenses of the City Bank and North County Bank acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services.

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

Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, decreased to 30.8% in 2011, compared to an effective tax rate of 31.6% and 31.7% for 2010 and 2009, respectively. The effective tax rate is lower than the federal statutory rate of 35.0% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank will utilize approximately $3.1 million in future federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8- Financial Statements and Supplementary Data, Note (14) Income Taxes of the consolidated financial statements.

Financial Condition Overview

At December 31, 2011, non-covered loans totaled $812.8 million, compared to $834.3 million at December 31, 2010.  Deposits at December 31, 2011 remained relatively flat, decreasing 1.7%, compared to a year ago.  Shareholders’ equity decreased $10.9 million, or 6.0%, to $170.8 million at December 31, 2011, compared to $181.6 million a year ago.  The decrease in shareholders’ equity was primarily due to the first quarter 2011 redemption of the preferred stock and warrants issued under the U.S. Treasury Capital Purchase Program.  Tangible book value was $10.75 per share at December 31, 2011. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. In 2011, total investment securities increased $98.3 million to $297.9 million at December 31, 2011. The increase was a result of the Company actively purchasing investment securities during 2011 as it continued to deploy funds acquired from the City Bank and North County Bank acquisitions, as well as, funds generated through the resolution of acquired assets.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	Years Ended December 31,
	2011	2010
U.S. government agencies	$76,574	$102,990
U.S. Treasuries	42,597	54,643
Pass-through securities	117,398	1,239
State and political subdivisions	47,092	28,378
Corporate obligations	10,287	8,974
Investments in mutual funds and other equity securities	3,926	3,332
Total investment securities available for sale (1)	$297,874	$199,556

 (1) No investment in aggregate, to a single issuer, exceeds 10% of shareholders’ equity.

The weighted average contractual life of the Company’s investment portfolio in  2011 increased to 4.9 years from 4.3 years in 2010. The following table further details the contractual maturities of the Company’s investment portfolio, based upon fair value at December 31, 2011. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties.  Additional information about the investment portfolio is provided in Item 8- Financial Statements and Supplementary Data, Note (4) Investment Securities of the consolidated financial statements.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1 - 5 years	5 - 10 years	Over 10 years	Total
U.S. government agencies	$2,525	$73,544	$505	$-	$76,574
Weighted average yield	2.08%	1.73%	1.72%	-	1.74%
U.S. Treasuries	34,742	7,855	-	-	42,597
Weighted average yield	1.18%	1.79%	-	-	1.29%
Pass-through securities	45	66	28,040	89,247	117,398
Weighted average yield	2.91%	2.13%	1.97%	2.38%	2.28%
Taxable state and political subdivisions	-	-	2,523	7,234	9,757
Weighted average yield	-	-	4.19%	4.59%	4.49%
Tax exempt state and political subdivisions	333	6,974	13,269	16,759	37,335
Weighted average yield	2.95%	2.43%	2.63%	3.37%	2.92%
Corporate obligations	7,347	2,940	-	-	10,287
Weighted average yield	1.24%	4.00%	-	-	1.99%
Investments in mutual funds and other equities	-	-	-	3,926	3,926
Weighted average yield	-	-	-	2.84%	2.84%
Total	$44,992	$91,379	$44,337	$117,166	$297,874
Weighted average yield					2.15%

Pass-through securities in the table above include both pooled mortgage-backed securities and high quality collateralized mortgage obligation structures, with an average duration of 3.8 years.  These mortgage-related securities provide yield spread comparable to U.S. Treasuries or U.S. government agencies; however, the cash flows arising from them can be volatile due to the refinancing of the underlying mortgage loans.

Federal Home Loan Bank (FHLB) stock: FHLB stock totaled $7.6 million at December 31, 2011 and 2010.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities primarily represent investments in Pacific Coast Bankers’ Bancshares stock.

Although as of December 31, 2011, the FHLB of Seattle complies with all of its regulatory requirements (including the risk-based capital requirement), it remains classified as “undercapitalized” by the Federal Housing Finance Agency (“Finance Agency”). Under Finance Agency regulations, a FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) the compliance with the minimum financial metrics required as part of the Consent Arrangement the bank has with the Finance Agency, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (4) the liquidity position of the FHLB.

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government. Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2011.

Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.  The composition of the Company’s non-covered loan portfolio is as follows:

(dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial	$150,386	18.5%	$145,319	17.5%	$93,295	11.5%	$94,490	11.5%	$101,268	12.6%
Real estate mortgages:
One-to-four family residential	40,331	5.0%	46,717	5.6%	53,313	6.6%	58,099	7.1%	56,636	7.0%
Multi-family and commercial	370,782	45.7%	348,548	41.9%	360,745	44.5%	327,704	39.9%	297,846	37.1%
Total real estate mortgages	411,113	50.7%	395,265	47.5%	414,058	51.0%	385,803	47.0%	354,482	44.1%

Real estate construction:
One-to-four family residential	58,810	7.3%	72,945	8.8%	76,046	9.4%	100,170	12.2%	100,651	12.5%
Multi-family and commercial	31,546	3.9%	42,664	5.1%	34,231	4.2%	45,285	5.5%	46,068	5.7%
Total real estate construction	90,356	11.1%	115,609	13.9%	110,277	13.6%	145,455	17.7%	146,719	18.3%

Consumer:
Indirect	80,396	9.9%	90,231	10.8%	100,697	12.4%	108,266	13.2%	114,271	14.2%
Direct	78,726	9.7%	85,665	10.3%	93,051	11.5%	86,364	10.5%	86,716	10.8%
Total consumer	159,122	19.6%	175,896	21.1%	193,748	23.9%	194,630	23.7%	200,987	25.0%
Subtotal	810,977	100.0%	832,089	100.0%	811,378	100.0%	820,378	100.0%	803,456	100.0%
Deferred loan costs, net	1,853		2,204		2,474		2,690		2,406
Allowance for loan losses	(18,032)		(18,812)		(16,212)		(12,250)		(11,126)
Total non-covered loans	$794,798		$815,481		$797,640		$810,818		$794,736

The Company’s loan portfolio is comprised of the following loan types:

▪
Commercial Loans:  Commercial loans include both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

▪	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

o	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

o
Commercial Real Estate Loans: Commercial real estate loans are secured principally by manufacturing facilities, apartment buildings and commercial buildings for office, storage and warehouse space.  Loans secured by commercial real estate may involve a greater degree of risk than one-to-four family residential loans.  Payments on such loans are often dependent on business cash flows or third party lease payments.

The composition of the commercial real estate loan portfolio by loan type is as follows:

(dollars in thousands)	2011		2010		2009		2008		2007
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Office	$103,470	27.9%	$90,875	26.1%	$113,694	31.5%	$109,917	33.5%	$99,383	33.4%
Retail	133,949	36.1%	135,191	38.8%	144,102	39.9%	127,687	39.0%	124,476	41.8%
Industrial	73,003	19.7%	58,520	16.8%	57,545	16.0%	41,871	12.8%	34,123	11.5%
Hospitality	22,090	6.0%	22,208	6.4%	21,659	6.0%	21,502	6.6%	20,393	6.8%
Other	38,270	10.3%	41,754	11.9%	23,745	6.6%	26,727	8.1%	19,471	6.5%
Total commerical
real estate	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%

The composition of the commercial real estate loan portfolio by occupancy type is as follows:

(dollars in thousands)	2011		2010		2009		2008		2007
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Owner occupied	$210,681	56.8%	$190,351	54.6%	$183,137	50.8%	$172,258	52.6%	$145,200	48.8%
Non-owner occupied	160,101	43.2%	158,197	45.4%	177,608	49.2%	155,446	47.4%	152,646	51.2%
Total commerical
real estate	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%	$297,846	100.0%

▪	Real Estate Construction Loans: Real estate construction loans consist of four types: 1) commercial real estate, 2) one-to-four family residential construction, 3) land development and 4) raw land.
o	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.
o	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homeowner is the borrower.
o	Land Development: Land development loans are principally secured by land, which has been improved with the installation of utilities and infrastructure, to support building construction.
o	Raw Land: Raw land loans are principally secured by unimproved land where the borrower intends future development of the property.

The composition of the real estate construction loan portfolio is as follows:

(dollars in thousands)	2011		2010		2009		2008		2007
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate construction:
Commerical	$16,252	18.0%	$26,134	22.6%	$13,805	12.5%	$22,344	15.4%	$28,092	19.1%
Residential	10,805	12.0%	11,900	10.3%	11,867	10.8%	26,315	18.1%	34,951	23.8%
Land development
commercial	5,043	5.6%	5,876	5.1%	6,608	6.0%	8,965	6.2%	4,914	3.3%
Land development
residential	29,358	32.5%	37,467	32.4%	37,623	34.1%	35,767	24.6%	29,643	20.2%
Raw land commercial	10,251	11.3%	10,653	9.2%	13,087	11.9%	12,343	8.5%	11,692	8.0%
Raw land residential	18,647	20.6%	23,579	20.4%	27,287	24.7%	38,088	26.2%	36,057	24.6%
Other	-	-	-	-	-	-	1,633	1.0%	1,370	1.0%
Total real estate
construction	$90,356	100.0%	$115,609	100.0%	$110,277	100.0%	$145,455	100.0%	$146,719	100.0%

▪
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

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2011, the Company sold total guaranteed portions of SBA loans in the amount of $1.7 million, compared with $5.3 million in 2010.  The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

(dollars in thousands)	Maturing
	Within 1 year	1 - 5 years	After 5 years	Total
Commercial	$46,024	$61,713	$42,649	$150,386
Real estate construction:
One-to-four family residential	35,672	22,365	773	58,810
Multi-family and commercial	11,308	1,759	18,479	31,546
Total real estate construction	46,980	24,124	19,252	90,356
Total	$93,004	$85,837	$61,901	$240,742

Fixed-rate loans	$16,584	$49,520	$9,657	$75,761
Variable-rate loans	76,420	36,317	52,244	164,981
Total	$93,004	$85,837	$61,901	$240,742

At December 31, 2011, approximately 76% of these variable rate loans had an interest rate floor in place.

Credit Risks and Asset Quality

Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity.  Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management.

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, restructured loans, past due loans and other real estate owned. Additional information on nonperforming assets is provided in Item 8- Financial Statements and Supplementary Data, Note (1) Significant Accounting Policies of the consolidated financial statements. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. Further details on the loss analysis are provided below in the Allowance for Loan Losses section.

The following table summarizes the Company’s nonperforming non-covered assets for the past five years:

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Non-covered nonperforming loans	$22,100	$25,846	$3,395	$1,918	$2,839
Non-covered other real estate owned	1,976	4,122	4,549	2,226	1,440
Total non-covered nonperforming assets	$24,076	$29,968	$7,944	$4,144	$4,279

Restructured Loans (1)	$26,493	$19,936	$-	$-	$-

Total non-covered impaired loans	$48,593	$45,782	$3,395	$1,918	$2,839
Non-covered accruing loans past due 90
days or more	$-	$-	$-	$1	$-
Non-covered potential problem loans (2)	$2,179	$5,178	$4,586	$5,168	$-
Allowance for loan losses	$18,032	$18,812	$16,212	$12,250	$11,126

Non-covered nonperforming loans to total
non-covered loans	2.72%	3.10%	0.42%	0.23%	0.35%
Allowance for loan losses to total non-covered loans	2.22%	2.25%	1.99%	1.49%	1.38%
Allowance for loan losses to non-covered
nonperfoming loans	81.59%	72.79%	477.53%	638.69%	391.90%
Non-covered nonperforming assets to total assets	1.44%	1.76%	0.76%	0.46%	0.48%

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

Asset Quality: The following table sets forth historical information regarding the Company's net charge-offs and average loans for the past five years:

(dollars in thousands)	December 31,
	2011	2010	2009	2008	2007
Indirect net charge-offs	$626	$954	$1,574	$1,440	$677
Other net charge-offs	10,654	8,596	4,664	2,486	1,245
Total net charge-offs	$11,280	$9,550	$6,238	$3,926	$1,922

Average indirect loans	$88,054	$98,360	$104,871	$110,536	$111,542
Average other loans	737,574	730,800	714,830	708,038	647,700
Total average loans (1)	$825,628	$829,160	$819,701	$818,574	$759,242

Indirect net charge-offs to average
indirect loans	-0.71%	-0.97%	-1.50%	-1.30%	-0.61%
Other net charge-offs to average
other loans	-1.44%	-1.18%	-0.65%	-0.35%	-0.19%
Net charge-offs to average loans	-1.37%	-1.15%	-0.76%	-0.48%	-0.25%

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

▪
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

▪
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

Management believes that the allowance for loan losses was adequate as of December 31, 2011. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 90% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

The following table sets forth historical information regarding changes in the Company's allowance for loan losses:

(dollars in thousands)	Years Ended December 31,
	2011	2010	2009	2008	2007
Balance at beginning of period	$18,812	$16,212	$12,250	$11,126	$10,048
Provision for non-covered loan losses	10,500	12,150	10,200	5,050	3,000
Charge-offs:
Commercial	(1,707)	(2,071)	(964)	(1,902)	(1,090)
Real estate mortgage	(8,547)	(2,868)	(1,640)	(392)	(20)
Real estate construction	(144)	(3,516)	(2,600)	(163)	-
Consumer
Direct	(1,335)	(632)	(650)	(925)	(651)
Indirect	(1,208)	(1,691)	(2,416)	(2,022)	(1,021)
Total charge-offs	(12,941)	(10,778)	(8,270)	(5,404)	(2,782)

Recoveries:
Commercial	269	214	655	553	265
Real estate mortgage	688	47	359	61	77
Real estate construction	2	131	48	121	-
Consumer
Direct	120	99	128	161	175
Indirect	582	737	842	582	343
Total recoveries	1,661	1,228	2,032	1,478	860
Net charge-offs	(11,280)	(9,550)	(6,238)	(3,926)	(1,922)
Balance at end of period	$18,032	$18,812	$16,212	$12,250	$11,126

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

(dollars in thousands)	December 31,
	2011		2010		2009		2008		2007
	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,034	18.6%	$3,915	17.5%	$1,515	11.5%	$1,124	11.5%	$976	12.8%
Real estate mortgage	6,500	50.7%	6,507	47.5%	8,060	51.0%	5,426	47.1%	3,928	44.0%
Real estate construction	4,046	11.1%	4,947	13.9%	2,330	13.6%	2,258	17.7%	1,812	18.3%
Consumer	3,452	19.6%	3,443	21.1%	4,307	23.9%	3,313	23.7%	2,773	24.9%
Unallocated	-	-	-	-	-	-	129	-	1,637	-
Total	$18,032	100.0%	$18,812	100.0%	$16,212	100.0%	$12,250	100.0%	$11,126	100.0%

  (1) Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The allocation of the allowance for loan losses should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Deposits: In 2011, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. As outlined in the following table, the Company increased average deposit balances during 2011. Additional information regarding deposits is provided in Item 8- Financial Statements and Supplementary Data, Note (11) Deposits.

(dollars in thousands)	December 31,
	2011		2010		2009
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and MMA deposits	$581,189	0.41%	$439,302	0.59%	$279,253	0.82%
Savings deposits	96,892	0.21%	74,922	0.25%	44,890	0.25%
Time deposits	606,771	1.14%	599,673	1.38%	360,194	2.92%
Total interest-bearing deposits	1,284,852	0.74%	1,113,897	1.00%	684,337	1.89%
Demand and other noninterest-bearing deposits	202,297		158,399		101,367
Total average deposits	$1,487,149		$1,272,296		$785,704

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	December 31,
	2011		2010		2009
	Balance	% of total	Balance	% of total	Balance	% of total
Brokered time deposits	$-	0.0%	$-	0.0%	$7,500	10.4%
Mutual fund money market deposits	24,704	75.1%	24,704	72.9%	43,579	60.1%
CDARS deposits	8,174	24.9%	9,206	27.1%	21,416	29.5%
Total wholesale deposits	$32,878	100.0%	$33,910	100.0%	$72,495	100.0%

Wholesale deposits to total deposits	2.2%		2.3%		8.6%

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

The following table sets forth the amounts and maturities of time deposits at December 31, 2011:

(dollars in thousands)	December 31, 2011
	Less than 3 months	3 - 6 months	6 to 12 months	Over 12 months	Total
Time deposits of $100,000 or more	$45,402	$38,973	$75,171	$78,060	$237,606
All other time deposits	47,496	52,419	84,917	121,230	306,062
Total	$92,898	$91,392	$160,088	$199,290	$543,668

Borrowings: Total borrowings outstanding totaled $25.8 million at December 31, 2011 and 2010, and represents junior subordinated debentures.  The Company’s sources of funds from borrowings consist of borrowings from correspondent banks, the FHLB, the Federal Reserve Bank and junior subordinated debentures.

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

At December 31, 2011, the Company had no outstanding overnight borrowings, with an unused line of credit of $154.7 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8- Financial Statements and Supplementary Data, Note (12) FHLB Borrowings and Fed Funds Purchased.

▪
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2011. Available borrowings under these lines of credit totaled $35.0 million at Decmber 31, 2011.

▪
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding  overnight borrowings at December 31, 2011.  Available overnight borrowings under these lines of credit totaled $27.8 million at December 31, 2011.

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. Junior subordinated debentures totaled $25.8 million at December 31, 2011 and 2010.  The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity decreased $10.9 million to $170.8 million at December 31, 2011 from $181.6 million at December 31, 2010. The decrease in shareholders’ equity was primarly due to the redemption of the preferred stock and warrants issued under the U.S. Treasury Capital Purchase Program in the first quarter of 2011.

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

In connection with the issuance and sale of the Company’s securities, the Company entered into a Letter Agreement including the Securities Purchase Agreement - Standard Terms, dated January 16, 2009, with the United States Department of the Treasury (the “Agreement”). The Agreement contained limitations on the payment of quarterly cash dividends on the Company’s common stock in excess of $0.065 per share and on the Company’s ability to repurchase its common stock.

The Series A Preferred Stock paid cumulative dividends at a rate of 5% per annum, applied to the $1,000 per share liquidation preference, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock had no maturity date and ranked senior to common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

On January 12, 2011, the Company redeemed all 26,380 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A.  The Company paid a total of $26.6 million to the Treasury, consisting of $26.4 million in principal and $209 thousand in accrued and unpaid dividends. The Company's redemption of the shares was not subject to additional conditions.

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

The following table represents the cash dividends declared and the dividend payout ratio for the past three years:

	Years Ended December 31,
	2011	2010	2009
Dividends declared per share	$0.20	$0.14	$0.18
Dividend payout ratio	20.63%	8.64%	37.23%

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

Regulatory Capital Requirements: The Company (on a consolidated basis) and the Bank are subject to minimum capital requirements, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio.  The Federal Reserve and FDIC regulations set forth the qualifications necessary for bank holding companies and banks to be classified as “well capitalized,” primarily for assignment of insurance premium rates.  Failure to qualify as “well capitalized” can: (a) negatively impact a bank’s ability to expand and to engage in certain activities, (b) cause an increase in insurance premium rates, and (c) impact a bank holding company’s ability to utilize certain expedited filing procedures, among other things. The Company’s and Bank’s current capital ratios are located in Item 8- Financial Statements and Supplementary Data, Note (19) Regulatory Capital Matters of the consolidated financial statements.

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay or increase the level of dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $489 thousand in 2011. Further information on the Company’s cashflows can be found in Item 8- Financial Statements and Supplementary Data, Note (21) Washington Banking Company Information of the consolidated financial statements.

Consolidated Cash Flows: The consolidated cash flows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $24.8 million for the year ended December 31, 2011. The principal source of cash provided by operating activities was net income from continuing operations. Investing activities provided $56.1 million in 2011 primarily resulting from net proceeds from the FDIC indemnification asset and proceeds from the sale of covered other real estate owned.  Financing activities used $56.7 million in net cash, primarily due to the decrease in deposits and the redemption of preferred stock and repurchase of common stock warrants under the U.S. Treasury Capital Purchase Program.

Capital Resources

Off-Balance Sheet Commitments:  Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party.  Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2011. The Company routinely charges a fee for these credit facilities. The Company has not been required to perform on any financial guarantees in 2011.

The following table summarizes the Company’s commitments to extend credit:

(dollars in thousands)	December 31, 2011
Loan commitments
Fixed rate	$25,886
Variable rate	138,710
Standby letters of credit	1,114
Total commitments	$165,710

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2011:

(dollars in thousands)	Future Contractual Obligations
	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years	Total
Operating leases	$1,157	$2,047	$1,737	$3,123	$8,064
Junior subordinated debentures	-	-	-	25,774	25,774
Total	$1,157	$2,047	$1,737	$28,897	$33,838

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

▪
Re-pricing Risk: Generally, re-pricing risk is the risk of adverse consequences from a change in interest rates that arises because of differences in the timing of when those interest rate changes affect an institution’s assets and liabilities.

▪	Basis Risk: Basis risk is the risk of adverse consequences resulting from unequal changes in the spread between two or more rates for different instruments with the same maturity.

▪
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

(dollars in thousands)	2011		2010
	1 Year change in net interest income from scenario	Percentage change	1 Year change in net interest income from scenario	Percentage change
Scenario
Up 100 basis points	$(1,968)	(2.3%)	$(1,558)	(1.7%)
Up 200 basis points	$(3,910)	(4.6%)	$(2,121)	(2.3%)
Up 300 basis points	$(5,793)	(6.8%)	$(2,428)	(2.6%)
Down 25 basis points	$440	0.5%	$440	0.5%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2011.  The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals.  The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

(dollars in thousands)	0 - 3 months	4 - 12 months	1 - 5 years	Over 5 years	Total
Interest-earning assets:
Interest-earning deposits	$80,514	$-	$-	$-	$80,514
Investment securities	5,003	39,989	91,379	161,503	297,874
Investment in subsidiary	-	-	-	774	774
FHLB stock	7,576	-	-	-	7,576
Loans held for sale	22,421	-	-	-	22,421
Total loans	184,640	137,457	457,339	300,622	1,080,058
Total interest-earning assets	$300,154	$177,446	$548,718	$462,899	$1,489,217

Percent of interest-earning assets	20.2%	11.9%	36.8%	31.1%	100.0%

Interest-bearing liabilities:
Interest-bearing demand deposits	$276,288	$-	$-	$-	$276,288
Money market deposits	327,256	-	-	-	327,256
Savings deposits	99,882	-	-	-	99,882
Time deposits	92,898	251,480	199,290	-	543,668
Junior subordinated debentures	25,774	-	-	-	25,774
Total interest-bearing liabilities	$822,098	$251,480	$199,290	$-	$1,272,868

Percent of interest-bearing liabilities	64.6%	19.8%	15.7%	0.0%	100.0%
Interest sensitivity gap	$(521,944)	$(74,034)	$349,428	$462,899	$216,349
Interest sensitivity gap, as a
percentage of total assets	-31.2%	-4.4%	20.9%	27.7%	13.0%
Cumulative interest sensitivity gap	$(521,944)	$(595,978)	$(246,550)	$216,349
Cumulative interest sensitivity gap, as a
percentage of total assets	-31.2%	-35.7%	-14.8%	13.0%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2011 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and comprehensive income, and cash flows for each of the three years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and subsidiaries as of December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows each of the three years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Washington Banking Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP
Portland, Oregon
March 14, 2012

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Financial Condition
December 31, 2011 and 2010
(Dollars in thousands, except per share data)

	2011	2010
Assets
Cash and due from banks	$25,399	$19,766
($653 and $2,748, respectively, are restricted)
Interest-bearing deposits	80,514	61,186
Federal funds sold	-	735
Total cash, restricted cash and cash equivalents	105,913	81,687
Investment securities available for sale, at fair value	297,874	199,556
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	22,421	10,976
Non-covered loans, net of allowance for loan losses	794,798	815,481
Covered loans, net of allowance for loan losses	268,211	364,817
Total loans	1,063,009	1,180,298
Premises and equipment, net	37,492	37,847
Bank owned life insurance	17,513	17,202
Goodwill and other intangible assets, net	5,214	5,836
Non-covered other real estate owned	1,976	4,122
Covered other real estate owned	26,622	29,766
FDIC indemnification asset	65,586	106,067
Other assets	19,417	23,554
Total assets	$1,670,613	$1,704,487
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$219,250	$184,098
Interest-bearing	1,247,094	1,308,122
Total deposits	1,466,344	1,492,220
Junior subordinated debentures	25,774	25,774
Other liabilities	7,744	4,847
Total liabilities	1,499,862	1,522,841
Commitments and contingencies (See Note 22)
Shareholders' Equity:
Preferred stock, no par value; 26,380 shares authorized
Series A (liquidiation preference $1,000 per share); no shares issued and outstanding at December 31, 2011 and 26,380 shares issued
and outstanding at December 31, 2010	-	25,334
Common stock, no par value; 35,000,000 shares authorized; 15,398,197 and
15,321,227 shares issued and outstanding at December 31, 2011 and
December 31, 2010, respectively	84,564	85,264
Retained earnings	83,107	71,307
Accumulated other comprehensive income (loss)	3,080	(259)
Total shareholders' equity	170,751	181,646
Total liabilities and shareholders' equity	$1,670,613	$1,704,487

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Income
December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Interest income:
Interest and fees on non-covered loans	$49,760	$53,414	$53,128
Interest and fees on covered loans	34,819	19,173	-
Interest on taxable investment securities	3,967	2,348	809
Interest on tax-exempt investment securities	902	716	402
Other	259	298	53
Total interest income	89,707	75,949	54,392
Interest expense:
Interest on deposits	9,492	11,091	12,920
Interest on other borrowed funds	-	243	434
Interest on junior subordinated debentures	489	496	665
Total interest expense	9,981	11,830	14,019
Net interest income	79,726	64,119	40,373
Provision for loan losses, non-covered loans	10,500	12,150	10,200
Provision (recovery) for loan losses, covered loans	(450)	1,336	-
Net interest income after provision for loan losses	69,676	50,633	30,173
Noninterest income:
Service charges and fees	3,818	3,346	3,426
Electronic banking income	3,197	2,306	1,397
Investment products	1,072	522	532
Bank owned life insurance income	311	226	154
Income from the sale of mortgage loans	1,197	1,134	865
SBA premium income	444	578	180
Change in FDIC indemnification asset	(9,232)	1,884	-
Gain on disposition of covered assets	6,312	1,840	-
Bargain purchase gain on acquisition	-	19,925	-
Other	2,093	1,770	1,107
Total noninterest income	9,212	33,531	7,661
Noninterest expense:
Salaries and benefits	27,496	23,527	14,374
Occupancy and equipment	6,553	5,631	4,244
Office supplies and printing	1,665	1,594	799
Data processing	1,916	1,434	555
Consulting and professional fees	1,152	891	811
Intangible amortization	622	672	-
Merger related expenses	324	2,113	-
FDIC premiums	1,818	1,609	1,374
FDIC clawback liability	1,576	-	-
Non-covered OREO and repossession expenses	1,358	1,196	1,531
Covered OREO and repossession expenses	2,192	1,240	-
Other	9,153	6,890	5,046
Total noninterest expense	55,825	46,797	28,734
Income before provision for income taxes	23,063	37,367	9,100
Provision for income taxes	7,111	11,797	2,886
Net income before preferred dividends	15,952	25,570	6,214
Preferred stock dividends and discount accretion	1,084	1,659	1,600
Net income available to common shareholders	$14,868	$23,911	$4,614
Net income available per common share, basic	$0.97	$1.56	$0.46
Net income available per common share, diluted	$0.97	$1.55	$0.46
Average number of common shares outstanding, basic	15,329,000	15,307,000	10,011,000
Average number of common shares outstanding, diluted	15,393,000	15,465,000	10,079,000

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Changes in Shareholders’ Equity and Comprehensive Income
December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income (loss)	equity
Balance at January 1, 2009	$-	9,510	$33,701	$46,567	$292	$80,560
Comprehensive income:
Net income	-	-	-	6,214	-	6,214
Net change in unrealized gain
(net of tax expense of $15)	-	-	-	-	(43)	(43)
Total comprehensive income						6,171
Issuance of preferred stock to U.S. Treasury	24,660	-	-	-	-	24,660
Issuance of warrant to U.S. Treasury	-	-	1,720	-	-	1,720
Issuance of common stock, net of offering costs	-	5,750	48,991	-	-	48,991
Preferred stock dividend and accretion	335	-	-	(1,600)	-	(1,265)
Cash dividends on common stock,
$0.18 per share	-	-	-	(1,718)	-	(1,718)
Stock-based compensation expense	-	-	306	-	-	306
Issuance of common stock under stock plans	-	39	90	-	-	90
Tax benefit associated with stock awards	-	-	6	-	-	6
Cancellation of restricted stock	-	(1)	-	-	-	-
Balance at December 31, 2009	$24,995	15,298	$84,814	$49,463	$249	$159,521
Balance at January 1, 2010	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	25,570	-	25,570
Net change in unrealized gain
(net of tax expense of $273)	-	-	-	-	(508)	(508)
Total comprehensive income						25,062
Preferred stock dividends and accretion	339	-	-	(1,659)	-	(1,320)
Cash dividends on common stock,
$0.14 per share	-	-	-	(2,067)	-	(2,067)
Stock-based compensation expense	-	-	338	-	-	338
Issuance of common stock under stock plans	-	23	104	-	-	104
Tax benefit associated with stock awards	-	-	8	-	-	8
Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$(259)	$181,646
Balance at January 1, 2011	$25,334	15,321	$85,264	$71,307	$(259)	$181,646
Comprehensive income:
Net income	-	-	-	15,952	-	15,952
Net change in unrealized gain
(net of tax expense of $1,798)	-	-	-	-	3,339	3,339
Total comprehensive income						19,291
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued
to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividends and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.20 per share	-	-	-	(3,068)	-	(3,068)
Stock-based compensation expense	-	-	623	-	-	623
Issuance of common stock under stock plans	-	77	301	-	-	301
Tax benefit associated with stock awards	-	-	1	-	-	1
Balance at December 31, 2011	$-	15,398	$84,564	$83,107	$3,080	$170,751

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Cash Flows
December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Cash flows from operating activities:
Net income	$15,952	$25,570	$6,214
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	1,007	560	56
Depreciation	2,101	1,689	1,742
Intangible amortization	622	672	-
Provision for loan losses, non-covered loans	10,500	12,150	10,200
Provision for loan losses, covered loans	(450)	1,336	-
Earnings on bank owned life insurance	(311)	(226)	(154)
Net (gain) loss on sale of premises and equipment	(74)	15	(57)
Net gain on sale of non-covered other real estate owned	(62)	(20)	(68)
Net gain on sale of covered other real estate owned	(6,526)	(1,380)	-
Origination of loans held for sale	(139,264)	(134,010)	(110,557)
Proceeds from sales of loans held for sale	127,819	126,266	110,220
Valuation adjustment on non-covered other real estate owned	272	300	567
Valuation adjustment on covered other real estate owned	-	858	-
Bargain purchase gain on acquisitions	-	(19,925)	-
Deferred taxes	2,419	2,130	(1,352)
Change in FDIC indemnification asset	9,232	(1,884)	-
Stock-based compensation	623	338	306
Excess tax benefit from stock-based compensation	(1)	(8)	(6)
Net change in assets and liabilities:
Net increase in other assets	(1,908)	(2,199)	(3,717)
Net increase (decrease) in other liabilities	2,897	(14,688)	(592)
Net cash provided by (used in) operating activities	24,848	(2,456)	12,802

Cash flows from investing activities:
Purchases of investment securities, available for sale	(189,494)	(143,605)	(70,866)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	95,306	53,947	7,717
Net decrease (increase) in non-covered loans and covered loans	85,601	32,992	(3,612)
Purchases of premises and equipment	(2,209)	(14,043)	(2,276)
Proceeds from the sale of premises and equipment	537	121	-
Proceeds from sale of non-covered other real estate owned	5,181	2,409	4,146
Proceeds from sale of covered other real estate owned	28,760	8,040	-
Capitalization of non-covered other real estate owned improvements	-	(118)	(415)
Capitalization of covered other real estate owned improvements	(697)	(282)	-
Net proceeds from FDIC indemnification asset	33,078	17,381	-
Cash acquired in merger, net of cash consideration paid	-	351,287	-
Net cash provided by (used in) investing activities	$56,063	$308,129	$(65,306)

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Cash Flows (Continued)
December 31, 2011, 2010 and 2009
(Dollars in thousands, except per share data)

	2011	2010	2009
Cash flows from financing activities:
Net increase (decrease) in deposits	$(25,876)	$(262,400)	$99,511
Gross payments on other borrowed funds	-	(10,000)	(20,000)
Net decrease in FHLB overnight borrowings	-	(50,152)	(11,640)
Redemption of preferred stock	(26,380)	-	-
Repurchase of common stock warrant	(1,625)	-	-
Proceeds from issuance of preferred stock	-	-	26,380
Proceeds from issuance of common stock	-	-	48,991
Proceeds from exercise of stock options	301	104	90
Excess tax benefits from stock-based compensation	1	8	6
Dividends paid on preferred stock	(38)	(1,320)	(1,265)
Dividends paid on common stock	(3,068)	(2,067)	(1,718)
Net cash provided by (used in) financing activities	(56,685)	(325,827)	140,355

Net change in cash and cash equivalents	24,226	(20,154)	87,851
Cash, restricted cash and cash equivalents at beginning of period	81,687	101,841	13,990
Cash, restricted cash and cash equivalents at end of period	$105,913	$81,687	$101,841

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,285	$11,772	$14,180
Income taxes	$7,400	$14,000	$3,000

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$3,339	$(508)	$(43)
Transfer of non-covered loans to non-covered other real estate owned	$3,245	$2,144	$6,590
Transfer of covered loans to covered other real estate owned	$18,393	$18,792	$-
Acquisitions:
Assets acquired	$-	$998,302	$-
Liabilities assumed	$-	$985,351	$-

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company”) was formed on April 30, 1996, and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed several subsidiaries for various purposes as follows:

▪
Washington Banking Capital Trust I (the “Trust”) was a wholly-owned subsidiary of the Company. The Trust was formed in June 2002 for the exclusive purpose of issuing trust preferred securities. During the second quarter of 2007 the Trust was closed after the trust preferred securities were paid off. See Note (13) Trust Preferred Securities and Junior Subordinated Debentures for further details.

▪
Washington Banking Master Trust (the “Master Trust”) is a wholly-owned subsidiary of the Company. The Master Trust was formed in April 2007 for the exclusive purpose of issuing trust preferred securities. See Note (13) Trust Preferred Securities and Junior Subordinated Debentures for further details.

▪
Rural One, LLC (“Rural One”) is a majority-owned subsidary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006, for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program. See Note (14) Income Taxes for further details.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(c) Recent Financial Accounting Pronouncements: In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and should be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income. The Company is currently in the process of evaluating the Updates but does not expect either will have a material impact on the Company’s consolidated financial statements.

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

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(f) Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2011, the Bank’s minimum required investment was approximately $1.1 million. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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

Under Finance Agency regulations, an FHLB that fails to meet any regulatory capital requirement may not declare a dividend or redeem or repurchase capital stock in excess of what is required for members’ current loans. The FHLBs have access to the U.S. Government-Sponsored Enterprise Credit Facility, a secured lending facility that serves as a liquidity backstop, substantially reducing the likelihood that the FHLBs would need to sell securities to raise liquidity and, thereby, cause the realization of large economic losses. Standard and Poor’s rating of AA+ was reaffirmed in July 2010. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2011.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

In accordance with FASB ASC 310-30, acquired loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan (paid off), or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans, the difference between its carrying amount and the cash, fair value of the collateral, or other assets received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(o) Covered Other Real Estate Owned: All other real estate owned (“OREO”) acquired in FDIC-assisted acquisitions that are subject to an FDIC loss-share agreement are referred to as “covered other real estate owned” and reported separately in our statements of financial position. Covered OREO is reported exclusive of expected reimbursement cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the carrying value or fair value, less selling costs, whichever is less.

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

 The Company had no unrecognized tax benefits at December 31, 2011, 2010 or 2009. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2011, 2010 and 2009, the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2008.

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

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company did not grant any options for the years ended December 31, 2011, 2010 and 2009.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(u) Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2011 financial statement presentation. The reclassifications had no impact to reported net income.

(v) Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2011, for potential recognition or disclosure.  See Note (25) Subsequent Events for further details.

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

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets.  At December  31, 2011, the Bank estimates that there will be no liability under this provision.

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $321.6 million in loans, $280.0 million of cash and cash equivalents and $9.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $17.8 million in other liabilities.  The expected net reimbursements under the loss share agreements were recorded at estimated fair value of $84.4 million on the acquisition date.  In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration.  This instrument was valued at $2.1 million when issued.  On April 27, 2010, the FDIC exercised its equity appreciation instrument.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $3.2 million, which has been reported in the Consolidated Statements of Financial Condition.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

In September 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($46.9 million) minus (ii) the sum of (a) 20% of the net loss amount, plus (b) 25% of the asset discount bid ($62.5 million), plus (c) 3.5% of total loss share assets at acquisition.  At December 31, 2011, the Bank estimated a liability of $3.5 million under this provision.

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

Merger-related expenses of $324 thousand and $2.1 million have been incurred in connection with the acquisitions of City Bank and North County Bank for the years ended December 31, 2011 and 2010, respectively, and have been recognized as a separate line item on the Consolidated Statements of Income.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the Consolidated Statement of Condition.  Collectively, these balances are referred to as “covered assets.”

The assets acquired and liabilities assumed from the City Bank and North County Bank acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at estimated fair values as of the acquisition date.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC 805. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisitions as additional information relating to closing date fair values becomes available.  The amounts are also subject to adjustments based upon final settlement with the FDIC.  In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.  The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank and North County Bank not assumed by the Bank and certain other types of claims identified in the agreements.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $3.2 million in the City Bank acquisition and a pre-tax bargain purchase gain of $19.9 million in the North County Bank acquisition.

During 2011, the Company recorded an adjustment related to the initial tax-basis accounting for the assets acquired and liabilities assumed related to the acquisition of City Bank.  Subsequent to the one year window for the recognition of adjustments under the acquisition method of accounting, the Company determined that goodwill was overstated and the deferred tax asset was understated.  The adjustment to the December 31, 2011 and December 31, 2010 Consolidated Statements of Condition decreased goodwill by $1.7 million and increased the deferred tax asset by $1.7 million as of April 16, 2010. The Company deemed the adjustment to be a correction of an error that was immaterial to the financial statements as it had no impact on the Consolidated Statement of Income for the years ended December 31, 2011, 2010 or 2009.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Cost basis net assets (liabilities)	$(54,943)	$11,217
Cash payment received from the FDIC	99,445	46,860
Net assets acquired before fair value adjustments	44,502	58,077

Fair value adjustments:
Covered loans	(126,378)	(67,360)
Covered other real estate owned	(551)	(6,842)
Core deposit intangible	3,293	50
FDIC indemnification asset	84,393	39,000
Visa Class B common stock	2,025	-
Other assets	(597)	(89)
Deposits	(6,000)	(956)
FHLB advances	(103)	-
Other liabilities	(3,271)	(1,955)
FDIC equity appreciation instrument	(2,131)	-
Pre-tax bargain purchase gain on acquisition	(4,818)	19,925
Deferred income tax asset (liability)	1,653	(6,974)
Bargain purchase gain (goodwill) on acquisition	$(3,165)	$12,951

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

The Bank did not immediately acquire all the real estate, banking facilities, furniture or equipment of City Bank or North County Bank as part of the purchase and assumption agreements.  However, the Bank had the option to purchase or lease the real estate and furniture and equipment from the FDIC.  The term of this option expired 90 days from the acquisition dates.  Acquisition costs of the real estate and furniture and equipment were based on then current mutually agreed upon appraisals.  Prior to the expiration of option terms, the Bank exercised its option and acquired the facilities and furnishings of the eight City Bank locations for $11.1 million.  For North County Bank, the Bank exercised its option to assume the lease of three North County Bank locations and acquired furnishings for $145 thousand.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank and North County Bank are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Assets
Cash and due from banks	$277,907	$66,770
Interest-bearing deposits	2,078	4,532
Total cash and cash equivalents	279,985	71,302

Investment securities, available for sale	9,120	21,286
Covered loans	321,581	133,136
FHLB stock	4,744	402
Goodwill	3,165	-
Core deposit intangible	3,293	50
Covered other real estate owned	5,798	12,412
FDIC indemnification asset	84,393	39,000
Other assets	5,940	2,695
Total assets acquired	$718,019	$280,283

Liabilities
Deposits	$650,104	$257,845
FHLB advances	50,152	-
Other liabilities	17,763	9,487
Total liabilities assumed	718,019	267,332
Net assets acquired/bargain purchase gain on acquisition, net of tax	-	12,951
Total liabilities assumed and net assets acquired	$718,019	$280,283

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash.  The amount of the required reserve balance at December 31, 2011 and 2010 was $653 thousand and $2.7 million, respectively, and was met by holding cash with the Federal Reserve Bank.

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at December 31, 2011 and 2010.  At December 31, 2011 and 2010, there were no securities classified as held to maturity or trading.

(dollars in thousands)	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$75,383	$1,207	$(16)	$76,574
U.S. Treasuries	42,077	520	-	42,597
Pass-through securities	116,219	1,295	(116)	117,398
Taxable state and political subdivisions	9,142	615	-	9,757
Tax exempt state and political subdivisions	35,263	2,100	(28)	37,335
Corporate obligations	11,000	-	(713)	10,287
Investments in mutual funds and other equities	4,044	-	(118)	3,926
Total investment securities available for sale	$293,128	$5,737	$(991)	$297,874

(dollars in thousands)	December 31, 2010
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$103,109	$695	$(814)	$102,990
U.S. Treasuries	54,175	530	(62)	54,643
Pass-through securities	1,216	24	(1)	1,239
Taxable state and political subdivisions	6,090	33	(356)	5,767
Tax exempt state and political subdivisions	22,312	603	(304)	22,611
Corporate obligations	9,001	24	(51)	8,974
Investments in mutual funds and other equities	4,044	-	(712)	3,332
Total investment securities available for sale	$199,947	$1,909	$(2,300)	$199,556

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table shows gross unrealized losses and fair value of securities with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,499	$(16)	$-	$-	$10,499	$(16)
Pass-through securities	29,838	(116)	-	-	29,838	(116)
Tax exempt state and political subdivisions	1,255	(28)	-	-	1,255	(28)
Corporate obligations	10,287	(713)	-	-	10,287	(713)
Investments in mutual funds and other equities	-	-	4,044	(118)	4,044	(118)
Total investment securities available for sale	$51,879	$(873)	$4,044	$(118)	$55,923	$(991)

(dollars in thousands)	December 31, 2010
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$52,196	$(814)	$-	$-	$52,196	$(814)
U.S. Treasuries	4,988	(62)	-	-	4,988	(62)
Pass-through securities	200	(1)	-	-	200	(1)
Taxable state and political subdivisions	4,221	(356)	-	-	4,221	(356)
Tax exempt state and political subdivisions	6,004	(304)	-	-	6,004	(304)
Corporate obligations	7,949	(51)	-	-	7,949	(51)
Investments in mutual funds and other equities	4,044	(712)	-	-	4,044	(712)
Total investment securities available for sale	$79,602	$(2,300)	$-	$-	$79,602	$(2,300)

Certain securities shown above currently have fair values less than amortized cost, and therefore, contain unrealized losses.  In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates, the widening of market spreads subsequent to the initial purchase of the securities or to disruptions to credit markets and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.  There were 10 securities with unrealized losses at December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

Contractual maturities of securities as of December 31, 2011, are shown below.  Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1 - 5 years	5 - 10 years	Over 10 years	Total
U.S. government agencies
Amortized cost	$2,492	$72,388	$503	$-	$75,383
Fair value	2,525	73,544	505	-	76,574
U.S. Treasuries
Amortized cost	34,535	7,542	-	-	42,077
Fair value	34,742	7,855	-	-	42,597
Pass-through securities
Amortized cost	44	66	27,531	88,578	116,219
Fair value	45	66	28,040	89,247	117,398
Taxable state and political subdivisions
Amortized cost	-	-	2,321	6,821	9,142
Fair value	-	-	2,523	7,234	9,757
Tax exempt state and political subdivisions
Amortized cost	326	6,681	12,641	15,615	35,263
Fair value	333	6,974	13,269	16,759	37,335
Corporate obligations
Amortized cost	8,000	3,000	-	-	11,000
Fair value	7,347	2,940	-	-	10,287
Investments in mutual funds and other equities
Amortized cost	-	-	-	4,044	4,044
Fair value	-	-	-	3,926	3,926
Total amortized cost	$45,397	$89,677	$42,996	$115,058	$293,128
Total fair value	$44,992	$91,379	$44,337	$117,166	$297,874

For the years ended December 31, 2011, 2010 and 2009, there were no sales of investment securities available for sale.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The following table shows securities, which were pledged to secure public deposits, borrowings and other items, as permitted or required by law, at December 31, 2011:

(dollars in thousands)	2011
	Amortized cost	Fair value
To state and local governments to secure public deposits	$62,961	$65,313
To Federal Reserve Bank to secure borrowings	27,568	28,263
To Federal Home Loan Bank to secure borrowings	1,175	1,202
Other securities pledged, principally to secure deposits	13,228	13,818
Total pledged investment securities	$104,932	$108,596

(5)  Non-covered Loans

The major classifications of non-covered loans, excluding loans held for resale, at December 31, 2011 and 2010 are as follows:

(dollars in thousands)	2011	2010
Commercial	$150,386	$145,319
Real estate mortgage	411,113	395,265
Real estate construction	90,356	115,609
Consumer	159,122	175,896
	810,977	832,089
Deferred loan costs, net	1,853	2,204
Allowance for loan losses	(18,032)	(18,812)
Total non-covered loans, net	$794,798	$815,481

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

Changes in the allowance for loan losses for non-covered loans, for the years ended December 31, are summarized below:

(dollars in thousands)	2011	2010	2009
Beginning balance	$18,812	$16,212	$12,250
Provision for loan losses	10,500	12,150	10,200
Charge-offs	(12,941)	(10,778)	(8,270)
Recoveries	1,661	1,228	2,032
Ending balance	$18,032	$18,812	$16,212

The Company recorded an additional allowance for loan losses for covered loans of $870 thousand and $1.3 million for the years ended December 31, 2011 and 2010, respectively.  See Note (7) for discussion on covered assets.

The following tables provide a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$588	$1,212	$1,869	$79	$3,748
Collectively evaluated for impairment	3,446	5,288	2,177	3,373	14,284
Total allowance for loan losses	$4,034	$6,500	$4,046	$3,452	$18,032

Non-covered loans
Individually evaluated for impairment	$6,525	$14,032	$27,483	$553	$48,593
Collectively evaluated for impairment	143,861	397,081	62,873	158,569	762,384
Total non-covered loans (1)	$150,386	$411,113	$90,356	$159,122	$810,977

(1) Total non-covered loans excludes deferred loan costs of $1.9 million.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	December 31, 2010
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$898	$345	$1,100	$-	$2,343
Collectively evaluated for impairment	3,017	6,162	3,847	3,443	16,469
Total allowance for loan losses	$3,915	$6,507	$4,947	$3,443	$18,812

Non-covered loans
Individually evaluated for impairment	$3,422	$11,624	$30,618	$118	$45,782
Collectively evaluated for impairment	141,897	383,641	84,991	175,778	786,307
Total non-covered loans (1)	$145,319	$395,265	$115,609	$175,896	$832,089

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Impaired Loans

The Company had non-covered impaired loans consisting of nonaccrual loans (including nonaccrual restructured loans) and restructured loans on accrual status.  As of December 31, 2011, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses were as follows:

(dollars in thousands)	December 31,
	2011		2010		2009
	Recorded investment	Allowance	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$18,744	$-	$11,382	$-	$427	$-
Restructured loans	11,208	-	19,936	-	-	-
Total with no related allowance	$29,952	$-	$31,318	$-	$427	$-

With an allowance recorded
Nonaccrual loans	$3,356	$262	$14,464	$2,343	$2,968	$1,211
Restructured loans	15,285	3,486	-	-	-	-
Total with an allowance recorded	18,641	3,748	14,464	2,343	2,968	1,211
Total	$48,593	$3,748	$45,782	$2,343	$3,395	$1,211

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011			December 31, 2010
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$3,801	$5,692	$-	$1,855	$1,858	$-
Real estate mortgages:
One-to-four family residential	1,557	3,217	-	2,700	3,400	-
Multi-family and commercial	7,062	8,791	-	7,036	7,163	-
Total real estate mortgages	8,619	12,008	-	9,736	10,563	-
Real estate construction:
One-to-four family residential	16,932	21,803	-	19,222	19,644	-
Multi-family and commercial	387	387	-	387	387	-
Total real estate construction	17,319	22,190	-	19,609	20,031	-
Consumer:
Indirect	-	-	-	-	-	-
Direct	213	900	-	118	118	-
Total consumer	213	900	-	118	118	-
Total with no related allowance recorded	$29,952	$40,790	$-	$31,318	$32,570	$-

With an allowance recorded
Commercial	$2,724	$3,128	$588	$1,567	$1,567	$898
Real estate mortgages:
One-to-four family residential	174	190	13	1,180	1,188	207
Multi-family and commercial	5,238	5,238	1,199	709	1,036	138
Total real estate mortgages	5,412	5,428	1,212	1,889	2,224	345
Real estate construction:
One-to-four family residential	10,164	10,845	1,869	11,008	11,166	1,100
Multi-family and commercial	-	-	-	-	-	-
Total real estate construction	10,164	10,845	1,869	11,008	11,166	1,100
Consumer:
Indirect	-	-	-	-	-	-
Direct	341	341	79	-	-	-
Total consumer	341	341	79	-	-	-
Total with an allowance recorded	18,641	19,742	3,748	14,464	14,957	2,343
Total impaired non-covered loans	$48,593	$60,532	$3,748	$45,782	$47,527	$2,343

The average balance of non-covered impaired loans for the years ended December 31, 2011, 2010 and 2009 was $47.2 million, $9.6 million and $5.6 million, respectively.  Interest income recognized on non-covered impaired loans was $375 thousand, $160 thousand and $144 thousand for the years ended December 31, 2011, 2010 and 2009, respectively.  Additional interest income of $1.7 million, $200 thousand and $108 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the years ended December 31, 2011, 2010 and 2009, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Trouble Debt Restructurings

A troubled debt restructured loan (“TDR”) is classified as restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

The Company adopted the amendments in Accounting Standards Update No. 2011-02 during the period ended September 30, 2011. As required, the Company reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as troubled debt restructurings. The Company did not identify any additional loans which would be considered troubled debt restructurings.

Trouble debt restructurings at December 31, 2011 and 2010 were as follows:

(dollars in thousands)	December 31, 2011			December 31, 2010
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$3,341	$-	$3,341	$118	$-	$118
Real estate mortgages:
One-to-four family residential	-	933	933	-	2,195	2,195
Multi-family and commercial	9,420	937	10,357	4,610	642	5,252
Total real estate mortgage	9,420	1,870	11,290	4,610	2,837	7,447

Real estate construction:
One-to-four family residential	13,391	13,283	26,674	15,208	14,399	29,607
Multi-family and commercial	-	387	387	-	387	387
Total real estate construction	13,391	13,670	27,061	15,208	14,786	29,994

Consumer:
Indirect	-	-	-	-	-	-
Direct	341	-	341	-	-	-
Total consumer	341	-	341	-	-	-
Total restructured loans	$26,493	$15,540	$42,033	$19,936	$17,623	$37,559

The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain.  The Company’s policy generally refers to six months of payment performance as sufficient to warrant a return to accrual status.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Trouble Debt Restructurings Modification Terms

The Company offers a variety of modifications to borrowers. In restructuring a loan with a borrower, the Company normally employs several types of modifications terms. The modification terms offered by the Company are as follows:

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

The following table present loans restructured for the year ended December 31, 2011.  For  the period, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Year Ended December 31, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	2	$1,039	$1,039
Real estate mortgages:
One-to-four family residential	-	-	-
Multi-family and commercial	10	6,395	6,212
Total real estate mortgage	10	6,395	6,212

Real estate construction:
One-to-four family residential	8	5,796	5,796
Multi-family and commercial	-	-	-
Total real estate construction	8	5,796	5,796

Consumer:
Indirect	-	-	-
Direct	1	341	341
Total consumer	1	341	341
Total restructured loans	21	$13,571	$13,388

For the year ended December 31, 2011, a $163 thousand  real estate mortgage multi-family and commercial loan that had previously been restructured defaulted.  This was the only troubled debt restructuring that subsequently defaulted within the first 12 months of restructure in 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered nonaccrual loans and past due loans, by class, as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,482	$4	$-	$1,486	$3,183	$145,717	$150,386
Real estate mortgages:
One-to-four family residential	53	154	-	207	1,732	38,392	40,331
Multi-family and commercial	1,687	484	-	2,171	2,881	365,730	370,782
Total real estate mortgages	1,740	638	-	2,378	4,613	404,122	411,113

Real estate construction:
One-to-four family residential	27	-	-	27	13,705	45,078	58,810
Multi-family and commercial	100	-	-	100	387	31,059	31,546
Total real estate construction	127	-	-	127	14,092	76,137	90,356

Consumer:
Indirect	1,288	198	-	1,486	-	78,910	80,396
Direct	1,023	294	-	1,317	212	77,197	78,726
Total consumer	2,311	492	-	2,803	212	156,107	159,122
Total	$5,660	$1,134	$-	$6,794	$22,100	$782,083	810,977
Deferred loan costs, net							1,853
Total non-covered loans							$812,830

(dollars in thousands)	December 31, 2010
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,010	$461	$-	$1,471	$3,304	$140,544	$145,319
Real estate mortgages:
One-to-four family residential	928	32	-	960	3,880	41,877	46,717
Multi-family and commercial	-	1,799	-	1,799	3,134	343,615	348,548
Total real estate mortgages	928	1,831	-	2,759	7,014	385,492	395,265

Real estate construction:
One-to-four family residential	2,034	2,656	-	4,690	15,023	53,232	72,945
Multi-family and commercial	-	-	-	-	387	42,277	42,664
Total real estate construction	2,034	2,656	-	4,690	15,410	95,509	115,609

Consumer:
Indirect	1,159	259	34	1,452	-	88,779	90,231
Direct	1,214	271	10	1,495	118	84,052	85,665
Total consumer	2,373	530	44	2,947	118	172,831	175,896
Total	$6,345	$5,478	$44	$11,867	$25,846	$794,376	832,089
Deferred loan costs, net							2,204
Total non-covered loans							$834,293

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-covered Credit Quality Indicators

The Company’s internal risk rating methodology assigns risk ratings from 1 to 9, where a higher rating represents higher risk.  The nine risk ratings can be generally described by the following groups:

Pass/Watch: Pass/watch loans, risk rated 1 through 5, range from minimal credit risk to lower than average, but still acceptable, credit risk.

Special Mention:  Special mention loans, risk rated 6, are loans that present certain potential weaknesses that require management’s attention.  Those weaknesses, if left uncorrected, may result in deterioration of the borrower’s repayment ability or the Company’s credit position in the future.

Substandard:  Substandard loans, risk rated 7, are inadequately protected by the current worth and paying capacity of the borrower or of the collateral pledged, if any.  There are well-defined weaknesses that may jeopardize the repayment of debt.  Such weaknesses include deteriorated financial condition of the borrower resulting from insufficient income, excessive expenses or other factors that result in inadequate cash flows to meet all scheduled obligations.

Doubtful/Loss:  Doubtful/loss loans are risk rated 8 and 9.  Loans assigned as doubtful have all the weaknesses inherent with substandard loans, with the added characteristic that the weaknesses make collection in full, on the basis of currently existing facts, conditions and values, highly questionable.  The possibility of loss is high, but because of certain important and reasonably specific pending factors that may work to the advantage of, and strengthen the credit, its classification as an estimated loss is deferred until a more exact status may be determined.  The Company charges off loans that would otherwise be classified loss.

The following tables summarize the internal risk rating, by class, as of December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$122,189	$7,791	$20,406	$-	$150,386
Real estate mortgages:
One-to-four family residential	33,609	1,462	5,260	-	40,331
Multi-family and commercial	307,402	26,220	37,160	-	370,782
Total real estate mortgages	341,011	27,682	42,420	-	411,113

Real estate construction:
One-to-four family residential	26,110	2,313	30,387	-	58,810
Multi-family and commercial	24,402	4,416	2,728	-	31,546
Total real estate construction	50,512	6,729	33,115	-	90,356

Consumer:
Indirect	78,531	15	1,850	-	80,396
Direct	72,602	844	5,280	-	78,726
Total consumer	151,133	859	7,130	-	159,122
Total	$664,845	$43,061	$103,071	$-	810,977
Deferred loan costs, net					1,853
					$812,830

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

The following table reflects the estimated fair value of the acquired loans at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Gross loans acquired	$447,959	$200,496
Fair value discount	(126,378)	(67,360)
Covered loans, net	$321,581	$133,136

The following tables present the major types of covered loans at December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Commercial	$17,380	$26,208	$43,588
Real estate mortgages:
One-to-four family residential	4,673	11,080	15,753
Multi-family residential and commercial	163,028	67,282	230,310
Total real estate mortgages	167,701	78,362	246,063

Real estate construction:
One-to-four family residential	6,102	5,773	11,875
Multi-family and commercial	21,479	12,991	34,470
Total real estate construction	27,581	18,764	46,345

Consumer - direct	3,562	11,206	14,768
Subtotal	216,224	134,540	350,764
Fair value discount	(46,099)	(35,584)	(81,683)
Total covered loans	170,125	98,956	269,081
Allowance for loan losses	(655)	(215)	(870)
Total covered loans, net	$169,470	$98,741	$268,211

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Commercial	$22,524	$10,313	$32,837
Real estate mortgages:
One-to-four family residential	7,138	10,586	17,724
Multi-family residential and commercial	237,510	44,524	282,034
Total real estate mortgages	244,648	55,110	299,758

Real estate construction:
One-to-four family residential	8,829	62,056	70,885
Multi-family and commercial	42,281	36,398	78,679
Total real estate construction	51,110	98,454	149,564

Consumer - direct	4,050	18,576	22,626
Subtotal	322,332	182,453	504,785
Fair value discount	(82,782)	(55,850)	(138,632)
Total covered loans	239,550	126,603	366,153
Allowance for loan losses	(1,336)	-	(1,336)
Total covered loans, net	$238,214	$126,603	$364,817

The following table presents a reconciliation of the undiscounted contractual cash flows, nonaccretable difference, accretable yield and fair value of covered loans for each respective acquired loan portfolio at the acquisition dates:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Undiscounted contractual cash flows	$504,721	$225,937
Undiscounted cash flows not expected to be collected
(nonaccretable difference)	(132,419)	(69,680)
Undiscounted cash flows expected to be collected	372,302	156,257
Accretable yield at acquisition	(50,721)	(23,121)
Estimated fair value of loans acquired at acquisition	$321,581	$133,136

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

The following tables present the changes in the accretable yield for the years ended December 31, 2011 and 2010 for each respective acquired loan portfolio:

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank
Balance, beginning of period	$56,079	$19,626
Accretion to interest income	(24,490)	(10,519)
Disposals	(16,314)	52
Reclassification (to) from nonaccretable difference	62,729	20,415
Balance, end of period	$78,004	$29,574

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank
Balance, beginning of period	$-	$-
Additions resulting from acquisition	50,721	23,121
Accretion to interest income	(16,258)	(3,154)
Disposals	(11,093)	(360)
Reclassification (to) from nonaccretable difference	32,709	19
Balance, end of period	$56,079	$19,626

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

The following tables summarize the activity related to covered OREO for the years ended December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	16,836	1,557	18,393
Capitalized improvements	-	697	697
Dispositions of covered OREO	(15,401)	(6,833)	(22,234)
Balance, end of period	$19,341	$7,281	$26,622

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$-	$-	$-
Acquisition	5,798	12,412	18,210
Additions to covered OREO	16,854	1,938	18,792
Capitalized improvements	234	48	282
Dispositions of covered OREO	(4,330)	(2,330)	(6,660)
Valuation adjustments	(650)	(208)	(858)
Balance, end of period	$17,906	$11,860	$29,766

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following tables summarize the activity related to the FDIC indemnification asset for each respective acquired portfolio for the years ended December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$66,560	$39,507	$106,067
Change in FDIC indemnification asset	(9,061)	(171)	(9,232)
Reduction due to loans paid in full	(8,672)	(4,149)	(12,821)
Transfers to due from FDIC	(5,592)	(12,836)	(18,428)
Balance, end of period	$43,235	$22,351	$65,586

(dollars in thousands)	December 31, 2010
	City Bank	North County Bank	Total
Balance, beginning of period	$-	$-	$-
Acquisition	84,393	39,000	123,393
Change in FDIC indemnification asset	1,426	458	1,884
Reduction due to loans paid in full	(2,096)	-	(2,096)
Transfers to due from FDIC	(17,163)	49	(17,114)
Balance, end of period	$66,560	$39,507	$106,067

(8)  Premises and Equipment

Premises and equipment consisted of the following:

(dollars in thousands)	December 31,
	2011	2010
Land and buildings	$35,892	$36,073
Furniture and equipment	12,879	11,507
Land improvements	3,536	3,491
Computer software	3,364	2,502
Construction in progress	209	767
Subtotal	55,880	54,340
Less: accumulated depreciation	(18,388)	(16,493)
Total	$37,492	$37,847

Depreciation expense on premises and equipment totaled $2.1 million for the year ended December 31, 2011 and $1.7 million for the years ended December 31, 2010 and 2009.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2011, 2010 and 2009.

(dollars in thousands)		Other intangible assets
	Goodwill	Gross	Accumulated amortization	Net
Balance, December 31, 2009	$-	$-	$-	$-
Additions	3,165	3,343	-	3,343
Amortization	-	-	(672)	(672)
Balance, December 31, 2010	3,165	3,343	(672)	2,671
Amortization	-	-	(622)	(622)
Balance, December 31, 2011	$3,165	$3,343	$(1,294)	$2,049

The 2010 goodwill addition relates to the City Bank acquisition and represents the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed.  Additional information on the acquisition and purchase price allocation is provided in Note (2), Business Combinations.

The Company conducted its annual evaluation of goodwill for impairment at December 31, 2011 and 2010.  At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Company exceeded its carrying amount; therefore, no impairment was recognized.

The 2010 additions to other intangible assets relate to the City Bank and North County Bank acquisitions and represent core deposits.  The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources.  Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. We amortize other intangible assets on an accelerated basis over an estimated two to nine year life. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

The following table presents the expected amortization expense for other intangible assets:

(dollars in thousands)	Year	Expected amortization
	2012	$512
	2013	439
	2014	366
	2015	293
	2016	220
	Thereafter	219
		$2,049

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Non-covered Other Real Estate Owned

The following table presents the activity related to non-covered OREO for the years ended December 31:

(dollars in thousands)	2011	2010
Balance, beginning of period	$4,122	$4,549
Additions to OREO	3,245	2,144
Capitalized improvements	-	118
Dispositions of OREO	(5,119)	(2,389)
Valuation adjustments	(272)	(300)
Balance, end of period	$1,976	$4,122

(11)  Deposits

The following table presents the major types of deposits at December 31:

(dollars in thousands)	December 31,
	2011	2010
Noninterest-bearing demand	$219,250	$184,098
NOW accounts	276,288	206,717
Money market	327,256	341,211
Savings	99,882	94,235
Time deposits	543,668	665,959
Total	$1,466,344	$1,492,220

The following table presents the scheduled maturities of time deposits as of December 31, 2011:

(dollars in thousands)	December 31, 2011
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	Over 5 years	Total
Time deposits of $100,000 or more	$159,546	$26,891	$25,335	$20,274	$5,560	$-	$237,606
All other time deposits	184,832	35,479	57,862	23,964	3,925	-	306,062
Total	$344,378	$62,370	$83,197	$44,238	$9,485	$-	$543,668

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2011, the line of credit available to the Bank was $154.6 million. The Bank may borrow from the FHLB in amounts up to 9% of its total assets, subject to certain restrictions and collateral. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans.  As of December 31, 2011, collateral consisted entirely of eligible real estate loans in the amount of $258.5 million.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2011 and December 31, 2010.  Available borrowings under these lines of credit totaled $35.0 million at December 31, 2011 and December 31, 2010.

(dollars in thousands)	December 31,
	2011	2010
Year to date average balance	$3	$279
Maximum amount outstanding at any month end	-	-
Weighted average interest rate on amount outstanding at year end	-	-

(13)  Trust Preferred Securities and Junior Subordinated Debentures

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

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust perferred secuities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2011, the rate was 1.91%.

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

(14)  Income Taxes

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income:

(dollars in thousands)	December 31,
	2011	2010	2009
Current tax expense	$4,692	$9,667	$4,238
Deferred tax expense (benefit)	2,419	2,130	(1,352)
Total	$7,111	$11,797	$2,886

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

(dollars in thousands)	December 31,
	2011		2010		2009
Income tax expense at federal statutory rate	$8,072	35.0%	$13,079	35.0%	$3,185	35.0%
Federal tax credits	(480)	(2.1%)	(480)	(1.3%)	(400)	(4.4%)
Interest income on tax-exempt securities	(471)	(2.0%)	(372)	(1.0%)	(211)	(2.3%)
Other	(10)	(0.1%)	(430)	(1.1%)	312	3.4%
Total	$7,111	30.8%	$11,797	31.6%	$2,886	31.7%

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)  Income Taxes (continued)

The following table presents major components of the net deferred income tax asset (liability) resulting from differences between financial reporting and tax basis:

(dollars in thousands)	December 31,
	2011	2010
Deferred tax assets
Covered assets	$30,147	$54,717
Allowance for loan losses	6,621	7,052
Fair value adjustment of investment securities available for sale	-	131
Deferred compensation	401	369
Other	974	31
Total deferred tax assets	$38,143	$62,300

Deferred tax liabilities
FDIC indemnification asset	$24,566	$38,335
Deferred loan fees	1,541	1,718
Premises and equipment	672	252
FHLB stock dividend	152	152
Investment in partnership	896	728
Prepaid expenses	163	107
Fair value adjustment of investment securities available for sale	1667	-
Purchase accounting	9703	17,968
Other	78	118
Total deferred tax liabilities	39,438	59,378
Deferred tax assets (liabilities), net	$(1,295)	$2,922

There was no valuation allowance for deferred tax assets as of December 31, 2011 or 2010. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

(15)  Earnings per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

(dollars in thousands)	December 31,
	2011	2010	2009
Income available to common shareholders	$14,868	$23,911	$4,614
Weighted average number of common shares, basic	15,329,000	15,307,000	10,011,000
Effect of dilutive stock awards and CPP warrants	64,000	158,000	68,000
Weighted average number of common shares, diluted	15,393,000	15,465,000	10,079,000

Earnings per common share
Basic	$0.97	$1.56	$0.46
Diluted	$0.97	$1.55	$0.46

Antidulitive stock awards excluded from the
computation of diluted earnings per common share	52,948	67,172	198,734

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16)  Employee Benefit Plans

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

The Company’s contributions for the years ended December 31, 2011, 2010 and 2009; under the employee matching feature of the plan, were $372 thousand, $293 thousand and $251 thousand, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2011, 2010 and 2009. There were no contributions under the profit sharing portion of the plan for the years presented.

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

At December 31, 2011 and 2010, liabilities recorded in connection with deferred compensation plan benefits totaled $801 thousand and $783 thousand, respectively, and are recorded in other liabilities.

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

(17)  Stock-Based Compensation

The Company adopted the 2005 Stock Incentive Plan (“2005 Plan”) following stockholders’ approval at the 2005 Annual Meeting of Stockholders. Subsequent to the adoption of the 2005 Plan, no additional grants may be issued under the prior plans.

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2011, the Company had 497,651 shares available for grant.

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

The following table summarizes information on stock option activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2011	204,622	$10.08
Granted	-	-
Exercised	(42,116)	7.17
Forfeited, expired or cancelled	(7,282)	13.52
Outstanding, December 31, 2011	155,224	10.71	5.17	$363

Exercisable at December 31, 2011	150,014	$10.53	5.17	$363

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2011, and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2011. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $191 thousand, $75 thousand and $66 thousand, respectively.

For the year ended December 31, 2011, 2010 and 2009, the Company recognized $86 thousand, $169 thousand and $171 thousand, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2011, there was approximately $8 thousand of total unrecognized compensation cost related to non-vested options which is expected to be recognized over a weighted-average period of 0.3 years.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(17)  Stock-Based Compensation (continued)

(b) Restricted Stock Awards: The Company grants restricted stock periodically for the benefit of employees.  Recipients of restricted stock do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested. Restrictions are based on continuous service.

The following table summarizes information on restricted stock activity during 2011:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	1,354	$15.06
Granted	-	-
Vested	(1,354)	15.06
Forfeited, expired or cancelled	-	-
Outstanding, December 31, 2011	-	$-	-

The total intrinsic value of restricted stock vested for the years ended December 31, 2011, 2010 and 2009 was $16 thousand, $46 thousand and $32 thousand, respectively.

For years ended December 31, 2011, 2010 and 2009, the Company recognized $8 thousand, $26 thousand and $44 thousand, respectively, in restricted stock compensation expense as a component of salaries and benefits. As of December 31, 2011, all of the compensation costs related to granted restricted stock has been recognized.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2011:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2011	57,533	$12.56
Granted	50,700	12.95
Vested	(35,145)	12.64
Forfeited, expired or cancelled	(1,344)	13.27
Outstanding, December 31, 2011	71,744	$12.80	3.84

For years ended December 31, 2011, 2010 and 2009, the Company recognized $529 thousand, $143 thousand and $91 thousand, respectively, in restricted stock unit compensation expense as a component of salaries and benefits. As of December 31, 2011, there was $738 thousand of total unrecognized compensation costs related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 2.1 years.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18)  Shareholders’ Equity

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

The Company paid cumulative dividends at a rate of 5% per annum on the Series A Preferred Stock, which would have increased to 9% per annum after the first five years, in each case, applied to the $1,000 per share liquidation preference, but only paid when, as and if declared by the Company’s Board of Directors out of funds legally available. The Series A Preferred Stock had no maturity date and ranked senior to the Company’s common stock with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18)  Shareholders’ Equity (continued)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19)   Regulatory Capital Matters

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

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and trust preferred securities, and excludes the equity impact of adjusting available-for-sale securities to fair value. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2011, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19)   Regulatory Capital Matters (continued)

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2011	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$198,392	19.73%	$80,463	8.00%	N/A
Whidbey Island Bank	191,816	19.09%	80,366	8.00%	100,458	10.00%

Tier 1 risk-based capital ratio
Company (consolidated)	185,741	18.47%	40,231	4.00%	N/A
Whidbey Island Bank	179,180	17.84%	40,183	4.00%	60,275	6.00%

Tier 1 leverage ratio
Company (consolidated)	185,741	11.16%	66,546	4.00%	N/A
Whidbey Island Bank	179,180	10.77%	66,542	4.00%	83,178	5.00%

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2010	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$211,751	20.96%	$80,813	8.00%	N/A
Whidbey Island Bank	209,769	20.78%	80,756	8.00%	100,946	10.00%

Tier 1 risk-based capital ratio
Company (consolidated)	199,048	19.70%	40,407	4.00%	N/A
Whidbey Island Bank	197,074	19.52%	40,378	4.00%	60,567	6.00%

Tier 1 leverage ratio
Company (consolidated)	199,048	11.42%	69,703	4.00%	N/A
Whidbey Island Bank	197,074	11.30%	69,746	4.00%	87,182	5.00%

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s assets measured at fair value on a recurring basis for the years ending Decmber 31, 2011 and 2010:

(dollars in thousands)	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$76,574	$-	$76,574
U.S. Treasuries	-	42,597	-	42,597
Pass-through securities	-	117,398	-	117,398
Taxable state and political subdivisions	-	9,757	-	9,757
Tax exempt state and political subdivisions	-	37,335	-	37,335
Corporate obligations	-	10,287	-	10,287
Investments in mutual funds and other equities	-	3,926	-	3,926
Total	$-	$297,874	$-	$297,874

(dollars in thousands)	Fair Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$102,990	$-	$102,990
U.S. Treasuries	-	54,643	-	54,643
Pass-through securities	-	1,239	-	1,239
Taxable state and political subdivisions	-	5,767	-	5,767
Tax exempt state and political subdivisions	-	22,611	-	22,611
Corporate obligations	-	8,974	-	8,974
Investments in mutual funds and other equities	-	3,332	-	3,332
Total	$-	$199,556	$-	$199,556

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements (continued)

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

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the years ended December 31, 2011 and 2010:

(dollars in thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,845	$44,845	$(8,182)
Non-covered other real estate owned (2)	-	-	1,976	1,976	(272)
Covered other real estate owned (2)	-	-	26,622	26,622	-
Total	$-	$-	$73,443	$73,443	$(8,454)

(dollars in thousands)	December 31, 2010
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$43,439	$43,439	$(8,269)
Non-covered other real estate owned (2)	-	-	4,122	4,122	(300)
Covered other real estate owned (2)	-	-	29,766	29,766	(858)
Total	$-	$-	$77,327	$77,327	$(9,427)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
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

(20)  Fair Value Measurements (continued)

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements (continued)

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at December 31, 2011 and 2010, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	December 31, 2011		December 31, 2010
	Carrying value	Estimated fair value	Carrying value	Estimated fair value
Financial assets:
Cash and cash equivalents	$25,399	$25,399	$19,766	$19,766
Interest-bearing deposits	80,514	80,514	61,186	61,186
Federal funds sold	-	-	735	735
Investment securities available for sale	297,874	297,874	199,556	199,556
FHLB stock	7,576	7,576	7,576	7,576
Loans held for sale	22,421	22,421	10,976	10,976
Non-covered loans	812,830	796,663	834,293	813,769
Covered loans	269,081	304,145	366,153	411,266
FDIC indemnification asset	65,586	41,041	106,067	73,078

Financial liabilities:
Deposits	1,466,344	1,471,615	1,492,220	1,496,791
Junior subordinated debentures	25,774	9,802	25,774	9,396

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements (continued)

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

Condensed Balance Sheets

(dollars in thousands)	December 31,
	2011	2010
Assets
Cash and cash equivalents	$5,393	$1,476
Investment in subsidiaries	189,964	205,434
Other assets	1,192	702
Total assets	196,549	$207,612

Liabilities
Junior subordinated debentures	25,774	25,774
Other liabilities	24	192
Total liabilities	25,798	25,966

Shareholders' Equity
Preferred stock	-	25,334
Common stock	84,564	85,264
Retained earnings	83,107	71,307
Accumulated other comprehensive income (loss), net	3,080	(259)
Total shareholders' equity	170,751	181,646
Total liabilities and shareholders' equity	$196,549	$207,612

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information (continued)

Condensed Statements of Income

(dollars in thousands)	December 31,
	2011	2010	2009
Interest income:
Interest on taxable investment securities	$15	$15	$20
Total interest income	15	15	20

Interest expense:
Junior subordinated debentures	489	496	665
Total interest expense	489	496	665

Noninterest expense	905	832	910
Loss before income tax benefit and undistributed
earnings of subsidiaries	(1,379)	(1,313)	(1,555)
Income tax benefit	482	459	543
Loss before undistributed earnings of subsidiaries	(897)	(854)	(1,012)
Undistributed earnings of subsidiaries	11,949	25,924	3,051
Dividend income from Bank	4,900	500	4,175
Net income	15,952	25,570	6,214
Preferred dividends	1,084	1,659	1,600
Net income available to common shareholders	$14,868	$23,911	$4,614

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information (continued)

Condensed Statements of Cash Flows

(dollars in thousands)	December 31,
	2011	2010	2009
Operating activities:
Net income	$15,952	$25,570	$6,214
Adjustments to reconcile net income to net
cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(11,949)	(25,924)	(3,051)
Net (increase) decrease in other assets	(490)	128	126
Net increase (decrease) in other liabilities	(168)	(50)	188
Cash flows provided by (used in) operating activities	3,345	(276)	3,477

Investing activities:
Investment in subsidiaries	31,382	-	(71,380)
Cash flows provided by (used in) investing activities	31,382	-	(71,380)

Financing activities:
Redemption of preferred stock	(26,380)	-	-
Repurchase of common stock warrant	(1,625)	-	-
Dividends paid on preferred stock	(38)	(1,320)	(1,265)
Dividends paid on common stock	(3,068)	(2,067)	(1,718)
Preferred stock issued	-	-	26,380
Common stock issued	-	-	48,991
Proceeds from issuance of common stock under stock plans	301	104	90
Cash flows provided by (used in) financing activities	(30,810)	(3,283)	72,478

Net change in cash and cash equivalents	3,917	(3,559)	4,575
Cash and cash equivalents at beginning of period	1,476	5,035	460
Cash and cash equivalents at end of period	$5,393	$1,476	$5,035

(22)  Commitments and Contingencies

(a) Leasing Arrangements: The Company is obligated under a number of non-cancelable operating leases for land and buildings.  The majority of these leases have renewal options.  In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2011, the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining non-cancelable lease terms of one year or more are as follows:

(dollars in thousands)	2012	2013	2014	2015	2016	Thereafter	Total
Minimum payments	$1,157	$1,081	$966	$914	$823	$3,123	$8,064

Rent expense applicable to operating leases for the years ended December 31, 2011, 2010 and 2009, was $1.5 million, $1.2 million and $631 thousand, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(22)  Commitments and Contingencies (continued)

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2011.

For the years ended December 31, 2011, 2010 and 2009, the Bank has not been required to perform on any financial guarantees.  In 2009, the Bank incurred a $100,000 loss on commitments.  No losses were incurred in 2011 or 2010.

Commitments to extend credit were as follows:

(dollars in thousands)	December 31, 2011
Loan commitments
Fixed rate	$25,886
Variable rate	138,710
Standby letters of credit	1,114
Total commitments	$165,710

(c) Contingencies: The Company and its subsidiaries are from time to time defendants in and are threatened with various legal proceedings arising from regular business activities.  Management believes the ultimate liability, if any, arising from such claims or contingencies will not have a material adverse effect on the Company’s results of operations or financial condition.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(23)  Related Party Transactions

At December 31, 2011 and 2010, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals.  All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectability.  The following table details the loan activity of related party transactions for the years ended December 31:

(dollars in thousands)	2011	2010
Beginning balance	$3,274	$1,650
New loans or advances	636	2,293
Payments	(1,149)	(1,839)
Reclassifications (1)	1,043	1,170
Ending balance	$3,804	$3,274

Available credit	$399	$282

(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

The Bank held deposits from related parties totaling $2.7 million and $3.2 million at December 31, 2011 and 2010, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(24)  Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

(dollars in thousands)	Year Ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$21,998	$22,157	$22,512	$23,040
Interest expense	2,711	2,669	2,430	2,171
Net interest income	19,287	19,488	20,082	20,869
Provision for loan losses	3,000	2,682	2,500	1,868
Net interest income after provision for loan losses	16,287	16,806	17,582	19,001
Noninterest income	3,732	2,622	1,431	1,427
Noninterest expense	14,056	13,671	13,807	14,291
Income before provision for income taxes	5,963	5,757	5,206	6,137
Provision for income taxes	1,887	1,745	1,581	1,898
Net income before preferred dividends	4,076	4,012	3,625	4,239
Preferred dividends	1,084	-	-	-
Net income available to common shareholders	$2,992	$4,012	$3,625	$4,239

Basis earnings per share	$0.20	$0.26	$0.24	$0.28
Diluted earnings per share	$0.19	$0.26	$0.24	$0.28
Cash dividends declared per share	$0.05	$0.05	$0.05	$0.05

(dollars in thousands)	Year Ended December 31, 2010
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$13,692	$18,474	$21,240	$22,543
Interest expense	2,711	3,019	3,269	2,831
Net interest income	10,981	15,455	17,971	19,712
Provision for loan losses	2,150	2,550	3,950	4,836
Net interest income after provision for loan losses	8,831	12,905	14,021	14,876
Noninterest income	1,743	4,048	23,572	4,168
Noninterest expense	7,775	11,927	12,844	14,251
Income before provision for income taxes	2,799	5,026	24,749	4,793
Provision for income taxes	804	1,531	8,377	1,085
Net income before preferred dividends	1,995	3,495	16,372	3,708
Preferred dividends	414	415	415	415
Net income available to common shareholders	$1,581	$3,080	$15,957	$3,293

Basis earnings per share	$0.10	$0.20	$1.04	$0.21
Diluted earnings per share	$0.10	$0.20	$1.03	$0.21
Cash dividends declared per share	$0.03	$0.03	$0.03	$0.05

(25)  Subsequent Events

On January 26, 2012, the Board of Directors declared a cash dividend of $0.06 per common share, and a special cash dividend of $0.06 per share, each payable February 22, 2012 to shareholders of record on February 6, 2012.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2011 fiscal year end (the “Proxy Statement”).

The required information with respect to the executive officers of the Company is included under the caption “Executive Officers of the Company” in Part I of this report.  Part I of this report is incorporated herein by reference.

The required information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” of the Proxy Statement.  The required Corporate Governance information related to our Code of Ethics, nominating procedures and the Company’s Board of Directors Audit Committee is incorporated by reference to the Proxy Statement.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

For information concerning certain relationships and related transactions, see “Interest of Directors and Management in Certain Transactions” of the Proxy Statement, which is incorporated herein by reference. The required information related to the independence of our directors is incorporated by reference to the Proxy Statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th of March, 2012.

WASHINGTON BANKING COMPANY
(Registrant)

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 14th of March, 2012.

Principal Executive Officer:

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Principal Financial and Accounting Officer:

By   /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 14, 2012, as a director and as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Mark D. Crawford
Jay T. Lien
Gragg E. Miller
Anthony B. Pickering
Robert T. Severns
Edward J. Wallgren

By   /s/ John L. Wagner

John L. Wagner
Director and Attorney-in-fact
March 14, 2012

INDEX TO EXHIBITS
2.1		Purchase and Assumption Agreement with FDIC dated September 24, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2010)
2.2		Purchase and Assumption Agreement with FDIC dated April 16, 2010 (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 21, 2010)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 9, 2011)
3.2		Bylaws of the Company (2)
4.1		Form of Common Stock Certificate (2)
4.2		Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request
10.1	*	1998 Stock Option and Restricted Stock Award Plan (4)
10.2	*	2005 Stock Incentive Plan (5)
10.3	*	Employment Agreement between the Company and John L. Wagner (6)
10.4	*	Employment Agreement between the Company and Richard A. Shields (6)
10.5	*	Employment Agreement between the Company and Joseph W. Niemer (7)
10.6	*	Executive Change of Control Agreement with Bryan McDonald (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)
10.7	*	Form of Amendment (409A) to Executive Change in Control and Executive Employment Agreements with Named Executive Officers effective December 31, 2010 (9)
10.8	*	Salary Continuation Agreement between the Company and John. L. Wagner dated effective December 30, 2010 (9)
10.9	*	Salary Continuation Agreement between the Bank and John. L. Wagner dated effective December 30, 2010 (9)
10.10	*	Form of Restricted Stock Award Agreement with John L. Wagner (9)
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21		Subsidiaries of Company
23.1		Consent of Moss Adams LLP
24		Powers of Attorney
31.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
99.1		Subsequent Year Certification of Principal Executive Officer pursuant to Section 111(b) of the Emergency Economic Stablization Act of 2008, as amended ("EESA"), for the fiscal year ended December 31, 2011
99.2		Subsequent Year Certification of Principal Financial Officer pursuant to Section 111(b) of the Emergency Economic Stablization Act of 2008, as amended ("EESA"), for the fiscal year ended December 31, 2011

101.INS XBRL Instance Document **
101.SCH XBRL Taxonomy Extension Schema Document **
101.CAL XBRL Taxonomy Extension Calculation Document **
101.DEF XBRL Taxonomy Extension Definition Linkbase Document **
101.LAB XBRL Taxonomy Extension Label Linkbase Document **
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document **

* Indicates management contract or compensatory plan or arrangement
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the
Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

(2)		Incorporated by reference to the Company's registration statement Form SB-2 (File No. 333-49925), filed April 10, 1998
(4)		Incorporated by reference to the Company's definitive proxy statement on Schedule 14A, filed August 20, 1998
(5)		Incorporated by reference to the Company's registration statement Form S-8 (File No. 333-129647), filed November 10, 2005
(6)		Incorporated by reference to the Company's Current Report on Form 8-K, filed May 12, 2005
(7)		Incorporated by reference to the Company's Current Report on Form 8-K, filed September 30, 2005
(8)		Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 2008, filed March 16, 2009
(9)		Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 2010, filed March 16, 2011