Form 10-Q
period 2012-03-31
WASHINGTON BANKING CO
filed 2012-05-10
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

[  ]           Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

Commission File Number 000-24503

WASHINGTON BANKING COMPANY
(Exact name of registrant as specified in its charter)

Washington	91-1725825
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification Number)

450 SW Bayshore Drive
Oak Harbor, Washington    98277
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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at May 1, 2012 was 15,421,034

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Condition (unaudited)
(Dollars in thousands, except per share data)

	March 31,	December 31,
	2012	2011
Assets
Cash and due from banks	$22,010	$25,399
($3,340 and $653, respectively, are restricted)
Interest-bearing deposits	109,154	80,514
Total cash, restricted cash and cash equivalents	131,164	105,913
Investment securities available for sale, at fair value	322,784	297,874
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	10,011	22,421
Non-covered loans, net of allowance for loan losses	800,657	794,798
Covered loans, net of allowance for loan losses	255,020	268,211
Total loans	1,055,677	1,063,009
Premises and equipment, net	37,426	37,492
Bank owned life insurance	17,573	17,513
Goodwill and other intangible assets, net	5,088	5,214
Non-covered other real estate owned	1,830	1,976
Covered other real estate owned	25,973	26,622
FDIC indemnification asset	60,898	65,586
Other assets	20,596	19,417
Total assets	$1,696,596	$1,670,613
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$242,568	$219,250
Interest-bearing	1,243,457	1,247,094
Total deposits	1,486,025	1,466,344
Junior subordinated debentures	25,774	25,774
Other liabilities	11,040	7,744
Total liabilities	1,522,839	1,499,862
Commitments and contingencies (See Note 12)
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,419,472 and
15,398,197 shares issued and outstanding at March 31, 2012 and
December 31, 2011, respectively	84,853	84,564
Retained earnings	86,031	83,107
Accumulated other comprehensive income	2,873	3,080
Total shareholders' equity	173,757	170,751
Total liabilities and shareholders' equity	$1,696,596	$1,670,613

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011
Interest income:
Interest and fees on non-covered loans	$11,753	$12,640
Interest and fees on covered loans	9,868	8,310
Interest on taxable investment securities	1,356	793
Interest on tax-exempt investment securities	255	210
Other	51	45
Total interest income	23,283	21,998
Interest expense:
Interest on deposits	1,845	2,591
Interest on junior subordinated debentures	136	120
Total interest expense	1,981	2,711
Net interest income	21,302	19,287
Provision for loan losses, non-covered loans	2,000	3,000
Net interest income after provision for loan losses	19,302	16,287
Noninterest income:
Service charges and fees	893	963
Electronic banking income	896	693
Investment products	362	222
Gain on sale of investment securities, net	342	-
Bank owned life insurance income	60	80
Income from the sale of mortgage loans	705	338
SBA premium income	87	121
Change in FDIC indemnification asset	(2,991)	(1,316)
Gain on disposition of covered assets	629	2,218
Other	314	413
Total noninterest income	1,297	3,732
Noninterest expense:
Salaries and benefits	7,334	6,819
Occupancy and equipment	1,729	1,667
Office supplies and printing	413	432
Data processing	528	470
Consulting and professional fees	243	444
Intangible amortization	126	157
Merger related expenses	-	119
FDIC premiums	336	589
FDIC clawback liability	40	-
Non-covered OREO and repossession expenses	374	300
Covered OREO and repossession expenses	574	770
Other	1,958	2,289
Total noninterest expense	13,655	14,056
Income before provision for income tax	6,944	5,963
Provision for income tax	2,171	1,887
Net income before preferred dividends	4,773	4,076
Preferred stock dividends and discount accretion	-	1,084
Net income available to common shareholders	$4,773	$2,992
Net income available per common share, basic	$0.31	$0.20
Net income available per common share, diluted	$0.31	$0.19
Average number of common shares outstanding, basic	15,409,000	15,329,000
Average number of common shares outstanding, diluted	15,441,000	15,467,000

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011

Net income	$4,773	$4,076

Investment securities available for sale:
Unrealized gains (losses) arising in period	25	(27)
Reclassification adjustment for net gains realized in earnings	(342)	-
Other comprehensive loss before tax	(317)	(27)
Income tax benefit	110	9
Other comprehensive loss, net	(207)	(18)

Total comprehensive income	$4,566	$4,058

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
(Dollars in thousands)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income (loss)	equity
Balance at December 31, 2010	$25,334	$15,321	$85,264	$71,307	$(259)	$181,646
Comprehensive income:
Net income	-	-	-	4,076	-	4,076
Other comprehensive loss	-	-	-	-	(18)	(18)
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued
to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividends and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.05 per share	-	-	-	(766)	-	(766)
Stock-based compensation expense	-	-	218	-	-	218
Issuance of common stock under stock plans	-	12	7	-	-	7
Tax benefit associated with stock awards	-	-	5	-	-	5
Balance at March 31, 2011	$-	$15,333	$83,869	$73,533	$(277)	$157,125

Balance at December 31, 2011	$-	$15,398	$84,564	$83,107	$3,080	$170,751
Comprehensive income:
Net income	-	-	-	4,773	-	4,773
Other comprehensive loss	-	-	-	-	(207)	(207)
Cash dividends on common stock,
$0.12 per share	-	-	-	(1,849)	-	(1,849)
Stock-based compensation expense	-	-	137	-	-	137
Issuance of common stock under stock plans	-	21	141	-	-	141
Tax benefit associated with stock awards	-	-	11	-	-	11
Balance at March 31, 2012	-	15,419	84,853	86,031	2,873	173,757

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$4,773	$4,076
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	519	173
Depreciation	578	493
Intangible amortization	126	157
Provision for loan losses, non-covered loans	2,000	3,000
Earnings on bank owned life insurance	(60)	(80)
Net gain on sale of investment securities	(342)	-
Net (gain) loss on sale of premises and equipment	10	(85)
Net loss on sale of non-covered other real estate owned	94	-
Net gain on sale of covered other real estate owned	(1,139)	-
Net gain on sales of loans held for sale	(705)	(338)
Origination of loans held for sale	(40,286)	(32,640)
Proceeds from sales of loans held for sale	53,401	40,499
Valuation adjustment on non-covered other real estate owned	208	-
Deferred taxes	2,419	1,991
Change in FDIC indemnification asset	2,991	1,316
Stock-based compensation	137	218
Excess tax benefit from stock-based compensation	(11)	(5)
Net change in assets and liabilities:
Net increase in other assets	(3,477)	(717)
Net increase in other liabilities	3,296	1,128
Net cash provided by operating activities	24,532	19,186

Cash flows from investing activities:
Purchases of investment securities, available for sale	(55,888)	(3,000)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	30,484	18,978
Net decrease in non-covered loans and covered loans	2,092	21,900
Purchases of premises and equipment	(530)	(770)
Proceeds from the sale of premises and equipment	8	494
Proceeds from sale of non-covered other real estate owned	358	289
Proceeds from sale of covered other real estate owned	4,514	7,611
Capitalization of covered other real estate owned improvements	-	(73)
Net proceeds from FDIC indemnification asset	1,697	7,888
Net cash provided by (used in) investing activities	$(17,265)	$53,317

WASHINGTON BANKING COMPANY AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (continued) (unaudited)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from financing activities:
Net increase in deposits	$19,681	$2,293
Redemption of preferred stock	-	(26,380)
Repurchase of common stock warrant	-	(1,625)
Proceeds from exercise of stock options	141	7
Excess tax benefits from stock-based compensation	11	5
Dividends paid on preferred stock	-	(38)
Dividends paid on common stock	(1,849)	(766)
Net cash provided by (used in) financing activities	17,984	(26,504)

Net change in cash and cash equivalents	25,251	45,999
Cash, restricted cash and cash equivalents at beginning of period	105,913	81,687
Cash, restricted cash and cash equivalents at end of period	$131,164	$127,686

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,101	$2,846
Income taxes	$-	$1,200

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$(207)	$(18)
Transfer of non-covered loans to non-covered other real estate owned	$514	$1,012
Transfer of covered loans to covered other real estate owned	$2,726	$6,598

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

▪
Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006 for the exclusive purpose of investing in Federal tax credits related to the New Markets Tax Credit program.

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries described above.  The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the December 31, 2011 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2012 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate the allowance for loan losses, the valuation of other real estate owned and the underlying collateral of loans in the process of foreclosure and the fair value of financial instruments.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2012 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

(d) Significant Accounting Policies: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  A more detailed description of the Company’s significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, as filed on Form 10-K.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive must to reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.   The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements (continued)

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The update requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements.

(3)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at March 31, 2012 and December 31, 2011.  At March 31, 2012 and December 31, 2011, there were no investment securities as held to maturity or trading.

(dollars in thousands)	March 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$80,290	$1,159	$(57)	$81,392
U.S. Treasuries	27,012	115	-	27,127
Pass-through securities	139,985	1,529	(247)	141,267
Taxable state and political subdivisions	9,136	815	-	9,951
Tax exempt state and political subdivisions	36,947	1,693	(114)	38,526
Corporate obligations	11,000	-	(372)	10,628
Agency-issued collateralized mortgage obligations	9,941	-	(142)	9,799
Investments in mutual funds and other equities	4,044	65	(15)	4,094
Total investment securities available for sale	$318,355	$5,376	$(947)	$322,784

(dollars in thousands)	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$75,383	$1,207	$(16)	$76,574
U.S. Treasuries	42,077	520	-	42,597
Pass-through securities	116,219	1,295	(116)	117,398
Taxable state and political subdivisions	9,142	615	-	9,757
Tax exempt state and political subdivisions	35,263	2,100	(28)	37,335
Corporate obligations	11,000	-	(713)	10,287
Investments in mutual funds and other equities	4,044	-	(118)	3,926
Total investment securities available for sale	$293,128	$5,737	$(991)	$297,874

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at March 31, 2012 and December 31, 2011, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	March 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,198	$(57)	$-	$-	$10,198	$(57)
Pass-through securities	33,295	(247)	-	-	33,295	(247)
Tax exempt state and political subdivisions	6,795	(114)	-	-	6,795	(114)
Corporate obligations	5,805	(195)	4,823	(177)	10,628	(372)
Agency-issued collateralized mortgage obligations	9,799	(142)	-	-	9,799	(142)
Investments in mutual funds and other equities	2,018	(15)	-	-	2,018	(15)
Total investment securities available for sale	$67,910	$(770)	$4,823	$(177)	$72,733	$(947)

(dollars in thousands)	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,499	$(16)	$-	$-	$10,499	$(16)
Pass-through securities	29,838	(116)	-	-	29,838	(116)
Tax exempt state and political subdivisions	1,255	(28)	-	-	1,255	(28)
Corporate obligations	10,287	(713)	-	-	10,287	(713)
Investments in mutual funds and other equities	-	-	4,044	(118)	4,044	(118)
Total investment securities available for sale	$51,879	$(873)	$4,044	$(118)	$55,923	$(991)

At March 31, 2012 and December 31, 2011, there were 23 and 10 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at March 31, 2012 or December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

The amortized cost and fair value of investment securities, presented by contractual maturity, are shown in the table below.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	March 31, 2012
	Amortized cost	Fair value
Three months or less	$12,053	$12,079
Over three months to one year	28,019	28,281
After one year through three years	8,981	9,314
After three years through five years	73,680	74,295
After five years through ten years	43,273	44,443
After ten years	152,349	154,372
Total	$318,355	$322,784

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	March 31, 2012
	Amortized cost	Fair value
To state and local governments to secure public deposits	$65,314	$67,488
To Federal Reserve Bank to secure borrowings	22,511	23,071
To Federal Home Loan Bank to secure borrowings	1,147	1,173
Other securities pledged, principally to secure deposits	15,905	16,323
Total pledged investment securities	$104,877	$108,055

For the three months ended March 31, 2012, the Company realized gross gains of $344 thousand and gross losses of $2 thousand on the sale of investment securities available for sale.  There were no investment security sales during the three months ended March 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Non-Covered Loans

The following table presents the major types of non-covered loans at March 31, 2012 and December 31, 2011.  The classification of non-covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$156,594	$150,386
Real estate mortgage	417,342	411,113
Real estate construction	88,199	90,356
Consumer	154,647	159,122
	816,782	810,977
Deferred loan costs, net	1,868	1,853
Allowance for loan losses	(17,993)	(18,032)
Total non-covered loans, net	$800,657	$794,798

(5)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended March 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	573	581	647	199	2,000
Charge-offs	(585)	(561)	(600)	(487)	(2,233)
Recoveries	19	18	2	155	194
Ending Balance	$4,041	$6,538	$4,095	$3,319	$17,993

(dollars in thousands)	Three Months Ended March 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,302	558	511	629	3,000
Charge-offs	(469)	(1,285)	-	(1,145)	(2,899)
Recoveries	81	88	1	155	325
Ending Balance	$4,829	$5,868	$5,459	$3,082	$19,238

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$730	$1,258	$1,722	$91	$3,801
Collectively evaluated for impairment	3,311	5,280	2,373	3,228	14,192
Total allowance for loan losses	$4,041	$6,538	$4,095	$3,319	$17,993

Non-covered loans
Individually evaluated for impairment	$7,148	$16,672	$25,648	$874	$50,342
Collectively evaluated for impairment	149,446	400,670	62,551	153,773	766,440
Total non-covered loans (1)	$156,594	$417,342	$88,199	$154,647	$816,782

(1) Total non-covered loans excludes deferred loan costs of $1.9 million.

(dollars in thousands)	December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$588	$1,212	$1,869	$79	$3,748
Collectively evaluated for impairment	3,446	5,288	2,177	3,373	14,284
Total allowance for loan losses	$4,034	$6,500	$4,046	$3,452	$18,032

Non-covered loans
Individually evaluated for impairment	$6,525	$14,032	$27,483	$553	$48,593
Collectively evaluated for impairment	143,861	397,081	62,873	158,569	762,384
Total non-covered loans (1)	$150,386	$411,113	$90,356	$159,122	$810,977

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

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

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

Non-Covered Impaired Loans

The Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of March 31, 2012, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$13,124	$-	$18,744	$-
Restructured loans	13,854	-	11,208	-
Total with no related allowance	$26,978	$-	$29,952	$-

With an allowance recorded
Nonaccrual loans	$9,216	$197	$3,356	$262
Restructured loans	14,148	3,604	15,285	3,486
Total with an allowance recorded	23,364	3,801	18,641	3,748
Total	$50,342	$3,801	$48,593	$3,748

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$4,371	$4,401	$-	$3,801	$5,692	$-
Real estate mortgages:
One-to-four family residential	1,868	3,369	-	1,557	3,217	-
Multi-family and commercial	8,963	9,601	-	7,062	8,791	-
Total real estate mortgages	10,831	12,970	-	8,619	12,008	-
Real estate construction:
One-to-four family residential	11,254	12,334	-	16,932	21,803	-
Multi-family and commercial	100	100	-	387	387	-
Total real estate construction	11,354	12,434	-	17,319	22,190	-
Consumer:
Indirect	-	-	-	-	-	-
Direct	422	422	-	213	900	-
Total consumer	422	422	-	213	900	-
Total with no related allowance recorded	$26,978	$30,227	$-	$29,952	$40,790	$-

With an allowance recorded
Commercial	$2,777	$3,116	$730	$2,724	$3,128	$588
Real estate mortgages:
One-to-four family residential	168	186	12	174	190	13
Multi-family and commercial	5,673	5,672	1,246	5,238	5,238	1,199
Total real estate mortgages	5,841	5,858	1,258	5,412	5,428	1,212
Real estate construction:
One-to-four family residential	14,294	19,245	1,722	10,164	10,845	1,869
Multi-family and commercial	-	-	-	-	-	-
Total real estate construction	14,294	19,245	1,722	10,164	10,845	1,869
Consumer:
Indirect	-	-	-	-	-	-
Direct	452	452	91	341	341	79
Total consumer	452	452	91	341	341	79
Total with an allowance recorded	23,364	28,671	3,801	18,641	19,742	3,748
Total impaired non-covered loans	$50,342	$58,898	$3,801	$48,593	$60,532	$3,748

The average recorded investment in non-covered impaired loans was approximately $49.5 million and $47.5 million for the three months ended March 31, 2012 and 2011, respectively.  For the three months ended March 31, 2012 and 2011, the Company recognized interest income on non-covered impaired loans of $54 thousand and $7 thousand, respectively.  Additional interest income of $206 thousand and $50 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three months ended March 31, 2012 and 2011, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Troubled Debt Restructurings

A troubled debt restructured loan (“TDR”) is classified as a restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

Troubled debt restructurings at March 31, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	March 31, 2012			December 31, 2011
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$4,077	$285	$4,362	$3,341	$-	$3,341
Real estate mortgages:
One-to-four family residential	-	933	933	-	933	933
Multi-family and commercial	10,317	937	11,254	9,420	937	10,357
Total real estate mortgage	10,317	1,870	12,187	9,420	1,870	11,290

Real estate construction:
One-to-four family residential	13,269	11,932	25,201	13,391	13,283	26,674
Multi-family and commercial	-	-	-	-	387	387
Total real estate construction	13,269	11,932	25,201	13,391	13,670	27,061

Consumer:
Indirect	-	-	-	-	-	-
Direct	339	-	339	341	-	341
Total consumer	339	-	339	341	-	341
Total restructured loans	$28,002	$14,087	$42,089	$26,493	$15,540	$42,033

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Troubled Debt Restructurings Modification Terms

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following tables present loans restructured during the three months ended March 31, 2012 and 2011. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Three Months Ended March 31, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$285	$285
Real estate mortgages:
One-to-four family residential	-	-	-
Multi-family and commercial	-	-	-
Total real estate mortgage	-	-	-

Real estate construction:
One-to-four family residential	-	-	-
Multi-family and commercial	-	-	-
Total real estate construction	-	-	-

Consumer:
Indirect	-	-	-
Direct	-	-	-
Total consumer	-	-	-
Total restructured loans	1	$285	$285

(dollars in thousands)	For the Three Months Ended March 31, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	2	$742	$742
Real estate mortgages:
One-to-four family residential	-	-	-
Multi-family and commercial	3	3,290	3,290
Total real estate mortgage	3	3,290	3,290

Real estate construction:
One-to-four family residential	1	879	879
Multi-family and commercial	-	-	-
Total real estate construction	1	879	879

Consumer:
Indirect	-	-	-
Direct	-	-	-
Total consumer	-	-	-
Total restructured loans	6	$4,911	$4,911

For the three months ended March 31, 2012 and 2011, there were no troubled debt restructuring that subsequently defaulted within the first twelve months of restructure.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,387	$373	$131	$1,891	$3,071	$151,632	$156,594
Real estate mortgages:
One-to-four family residential	519	-	-	519	2,036	36,432	38,987
Multi-family and commercial	415	577	-	992	4,319	373,044	378,355
Total real estate mortgages	934	577	-	1,511	6,355	409,476	417,342

Real estate construction:
One-to-four family residential	-	-	-	-	12,279	44,684	56,963
Multi-family and commercial	25	-	-	25	100	31,111	31,236
Total real estate construction	25	-	-	25	12,379	75,795	88,199

Consumer:
Indirect	1,123	112	-	1,235	-	77,574	78,809
Direct	1,068	334	-	1,402	535	73,901	75,838
Total consumer	2,191	446	-	2,637	535	151,475	154,647
Total	$4,537	$1,396	$131	$6,064	$22,340	$788,378	816,782
Deferred loan costs, net							1,868
Total non-covered loans							$818,650

(dollars in thousands)	December 31, 2011
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,482	$4	$-	$1,486	$3,183	$145,717	$150,386
Real estate mortgages:
One-to-four family residential	53	154	-	207	1,732	38,392	40,331
Multi-family and commercial	1,687	484	-	2,171	2,881	365,730	370,782
Total real estate mortgages	1,740	638	-	2,378	4,613	404,122	411,113

Real estate construction:
One-to-four family residential	27	-	-	27	13,705	45,078	58,810
Multi-family and commercial	100	-	-	100	387	31,059	31,546
Total real estate construction	127	-	-	127	14,092	76,137	90,356

Consumer:
Indirect	1,288	198	-	1,486	-	78,910	80,396
Direct	1,023	294	-	1,317	212	77,197	78,726
Total consumer	2,311	492	-	2,803	212	156,107	159,122
Total	$5,660	$1,134	$-	$6,794	$22,100	$782,083	810,977
Deferred loan costs, net							1,853
Total non-covered loans							$812,830

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table summarizes our internal risk rating, by class, as of March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$128,432	$8,163	$19,999	$-	$156,594
Real estate mortgages:
One-to-four family residential	32,080	1,770	5,137	-	38,987
Multi-family and commercial	313,251	31,512	33,592	-	378,355
Total real estate mortgages	345,331	33,282	38,729	-	417,342

Real estate construction:
One-to-four family residential	27,148	1,087	28,728	-	56,963
Multi-family and commercial	24,500	4,196	2,540	-	31,236
Total real estate construction	51,648	5,283	31,268	-	88,199

Consumer:
Indirect	77,156	12	1,641	-	78,809
Direct	69,306	840	5,692	-	75,838
Total consumer	146,462	852	7,333	-	154,647
Total	$671,873	$47,580	$97,329	$-	816,782
Deferred loan costs, net					1,868
					$818,650

(dollars in thousands)	December 31, 2011
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$122,189	$7,791	$20,406	$-	$150,386
Real estate mortgages:
One-to-four family residential	33,609	1,462	5,260	-	40,331
Multi-family and commercial	307,402	26,220	37,160	-	370,782
Total real estate mortgages	341,011	27,682	42,420	-	411,113

Real estate construction:
One-to-four family residential	26,110	2,313	30,387	-	58,810
Multi-family and commercial	24,402	4,416	2,728	-	31,546
Total real estate construction	50,512	6,729	33,115	-	90,356

Consumer:
Indirect	78,531	15	1,850	-	80,396
Direct	72,602	844	5,280	-	78,726
Total consumer	151,133	859	7,130	-	159,122
Total	$664,845	$43,061	$103,071	$-	810,977
Deferred loan costs, net					1,853
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

The following table presents the major types of covered loans at March 31, 2012 and December 31, 2011. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	March 31, 2012
	City Bank	North County Bank	Total
Commercial	$16,472	$21,889	$38,361
Real estate mortgages:
One-to-four family residential	4,035	10,900	14,935
Multi-family residential and commercial	157,377	62,765	220,142
Total real estate mortgages	161,412	73,665	235,077

Real estate construction:
One-to-four family residential	8,481	5,270	13,751
Multi-family and commercial	17,623	16,483	34,106
Total real estate construction	26,104	21,753	47,857

Consumer - direct	3,157	3,227	6,384
Subtotal	207,145	120,534	327,679
Fair value discount	(42,017)	(29,951)	(71,968)
Total covered loans	165,128	90,583	255,711
Allowance for loan losses	(477)	(214)	(691)
Total covered loans, net	$164,651	$90,369	$255,020

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Commercial	$17,380	$26,208	$43,588
Real estate mortgages:
One-to-four family residential	4,673	11,080	15,753
Multi-family residential and commercial	163,028	67,282	230,310
Total real estate mortgages	167,701	78,362	246,063

Real estate construction:
One-to-four family residential	6,102	5,773	11,875
Multi-family and commercial	21,479	12,991	34,470
Total real estate construction	27,581	18,764	46,345

Consumer - direct	3,562	11,206	14,768
Subtotal	216,224	134,540	350,764
Fair value discount	(46,099)	(35,584)	(81,683)
Total covered loans	170,125	98,956	269,081
Allowance for loan losses	(655)	(215)	(870)
Total covered loans, net	$169,470	$98,741	$268,211

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

The following table presents the changes in the accretable yield for the three months ended March 31, 2012 and 2011, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended March 31,
	2012		2011
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$78,004	$29,574	$56,079	$27,880
Accretion to interest income	(5,750)	(3,908)	(6,064)	(2,417)
Disposals	(1,215)	(2,030)	(4,211)	-
Reclassification (to) from nonaccretable difference	(22)	1	-	-
Balance, end of period	$71,017	$23,637	$45,804	$25,463

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

The following tables summarize the activity related to covered OREO for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended March 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	(326)	3,052	2,726
Dispositions of covered OREO	(720)	(2,655)	(3,375)
Balance, end of period	$18,295	$7,678	$25,973

(dollars in thousands)	Three Months Ended March 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	6,008	590	6,598
Capitalized improvements	-	73	73
Dispositions of covered OREO	(6,451)	(1,160)	(7,611)
Balance, end of period	$17,463	$11,363	$28,826

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended March 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(2,865)	(126)	(2,991)
Reduction due to loans paid in full	(573)	(1,880)	(2,453)
Transfers to (due from) FDIC	1,179	(423)	756
Balance, end of period	$40,976	$19,922	$60,898

(dollars in thousands)	Three Months Ended March 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$66,560	$39,507	$106,067
Change in FDIC indemnification asset	(1,697)	381	(1,316)
Reduction due to loans paid in full	(2,926)	-	(2,926)
Transfers due from FDIC	(324)	(4,638)	(4,962)
Balance, end of period	$61,613	$35,250	$96,863

(7)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Balance, beginning of period	$1,976	$4,122
Additions to OREO	514	1,012
Dispositions of OREO	(452)	(289)
Valuation adjustments	(208)	-
Balance, end of period	$1,830	$4,845

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended March 31,
	2012	2011
Income available to common shareholders	$4,773	$2,992
Weighted average number of common shares, basic	15,409,000	15,329,000
Effect of dilutive stock awards and CPP warrants	32,000	138,000
Weighted average number of common shares, diluted	15,441,000	15,467,000

Earnings per common share
Basic	$0.31	$0.20
Diluted	$0.31	$0.19

Antidulitive stock awards excluded from the
computation of diluted earnings per common share	48,633	53,964

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three months ended March 31, 2012 and 2011.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  For the three months ended March 31, 2012 and 2011, the Company recognized $6 thousand and $39 thousand in stock-based compensation expense, as a component of salaries and benefits, respectively.  As of March 31, 2012, there was approximately $2 thousand of total unrecognized compensation cost related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2012:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2012	155,224	$10.71
Granted	-	-
Exercised	(19,108)	7.37
Forfeited, expired or cancelled	(3,776)	15.58
Outstanding, March 31, 2012	132,340	11.06	5.29	$442

Exercisable at March 31, 2012	127,330	$10.87	5.29	$442

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2012, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2012.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.   At March 31, 2012 and December 31, 2011, there were no RSAs outstanding.

For the three months ended March 31, 2012, the Company did not recognize any RSA compensation expense, as a component of salaries and benefits, compared to $5 thousand for the three months ended March 31, 2011.  As of March 31, 2012, there was no remaining unrecognized compensation costs related to nonvested RSAs.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation (continued)

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2012:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2012	71,744	$12.80
Granted	68,800	13.28
Vested	(2,167)	8.66
Forfeited, expired or cancelled	(1,000)	13.08
Outstanding, March 31, 2012	137,377	$13.10	3.29

For the three months ended March 31, 2012 and 2011, the Company recognized $131 thousand and $174 thousand in RSU compensation expense, as a component of salaries and benefits, respectively.  As of March 31, 2012, there was $1.5 million of total unrecognized compensation costs related to nonvested RSUs.

(10)  Shareholders’ Equity

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

(10)  Shareholders’ Equity (continued)

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
Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2012 and December 31, 2011:

(dollars in thousands)	Fair value at March 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$81,392	$-	$81,392
U.S. Treasuries	-	27,127	-	27,127
Pass-through securities	-	141,267	-	141,267
Taxable state and political subdivisions	-	9,951	-	9,951
Tax exempt state and political subdivisions	-	38,526	-	38,526
Corporate obligations	-	10,628	-	10,628
Agency-issued collateralized mortgage obligations	-	9,799	-	9,799
Investments in mutual funds and other equities	-	4,094	-	4,094
Total	$-	$322,784	$-	$322,784

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2012.

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$76,574	$-	$76,574
U.S. Treasuries	-	42,597	-	42,597
Pass-through securities	-	117,398	-	117,398
Taxable state and political subdivisions	-	9,757	-	9,757
Tax exempt state and political subdivisions	-	37,335	-	37,335
Corporate obligations	-	10,287	-	10,287
Investments in mutual funds and other equities	-	3,926	-	3,926
Total	$-	$297,874	$-	$297,874

There were no transfers between Level 1 and Level 2 during the year ended December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Fair Value Measurements (continued)

When available, the Company uses quoted market prices to determine the fair value of investment securities. These investments are included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and comprise the Company’s portfolio of U.S. agency securities, U.S. treasury securities, pass-through securities, municipal bonds and other corporate bonds.

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair value at March 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$46,541	$46,541	$(4,494)
Non-covered other real estate owned (2)	-	-	1,830	1,830	(208)
Covered other real estate owned (2)	-	-	25,973	25,973	-
Total	$-	$-	$74,344	$74,344	$(4,702)

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,845	$44,845	$(8,182)
Non-covered other real estate owned (2)	-	-	1,976	1,976	(272)
Covered other real estate owned (2)	-	-	26,622	26,622	-
Total	$-	$-	$73,443	$73,443	$(8,454)

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

(11)  Fair Value Measurements (continued)

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument for which a non-recurring change in fair value has been recorded:

Non-covered impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement. The non-covered impaired loans above represent impaired, collateral dependent loans that have been adjusted to fair value using the current fair value of the collateral, less selling costs.

Non-covered and covered other real estate owned: Non-covered and covered other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value (less estimated cost to sell), based on periodic evaluations.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Fair Value Measurements (continued)

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at March 31, 2012 and December 31, 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	March 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$22,010	$22,010	$22,010	$-	$-
Interest-bearing deposits	109,154	109,154	109,154	-	-
Investment securities available for sale	322,784	322,784	-	322,784	-
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	10,011	10,011	-	10,011	-
Non-covered loans	818,650	799,328	-	-	799,328
Covered loans	255,711	277,694	-	-	277,694
FDIC indemnification asset	60,898	45,511	-	-	45,511

Financial liabilities:
Deposits	1,486,025	1,490,234	-	-	1,490,234
Junior subordinated debentures	25,774	12,190	-	-	12,190

(dollars in thousands)	December 31, 2011
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,399	$25,399	$25,399	$-	$-
Interest-bearing deposits	80,514	80,514	80,514	-	-
Investment securities available for sale	297,874	297,874	-	297,874	-
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	22,421	22,421	-	22,421	-
Non-covered loans	812,830	796,663	-	-	796,663
Covered loans	269,081	304,145	-	-	304,145
FDIC indemnification asset	65,586	41,041	-	-	41,041

Financial liabilities:
Deposits	1,466,344	1,471,615	-	-	1,471,615
Junior subordinated debentures	25,774	9,802	-	-	9,802

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Fair Value Measurements (continued)

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

FHLB stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)       Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2012. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of March 31, 2012.  At March 31, 2012, the commitments under these agreements totaled $1.3 million.

At March 31, 2012, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at March 31, 2012 and December 31, 2011.

(13)       Subsequent Events

On April 26, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.14 per share to shareholders of record as of May 7, 2012, payable on May 21, 2012.

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

The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria.  Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented.  The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.  The 2010 acquisition of City Bank resulted in expansion into King County.

Executive Overview

Significant items for the first quarter of 2012 were as follows:

•
Net income available to common shareholders per diluted share was $0.31 and $0.19 for the three months ended March 31, 2012 and 2011, respectively. Diluted operating earnings per common share, a non-GAAP financial measure, defined as earnings available to common shareholders before the acceleration of the accretion of the remaining preferred stock discount and merger related expenses, net of tax, divided by the same diluted share total used in determining diluted earnings per common share, was $0.31 and $0.27 for the three months ended March 31, 2012 and 2011, respectively.  This measurement and reconciliation to the comparable GAAP measurement is provided under the heading Results of Operations—Overview below.

•	Net interest margin, on a tax equivalent basis, was 5.81% for the three months ended March 31, 2012, compared to 5.42% for the same period a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $800.7 million at March 31, 2012, an increase of $5.9 million, compared to December 31, 2011.

•	Total risk-based capital was 19.94% at March 31, 2012, compared to 19.73% at December 31, 2011. The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share increased to $10.94 at March 31, 2012, compared to $9.88 a year ago.

•	Return on average assets and return on average common equity totaled 1.15% and 11.16%, annualized, as of March 31, 2012, respectively.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2011, as filed on Form 10-K.  Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

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

Results of Operations Overview

For the three months ended March 31, 2012, net income available to common shareholders increased to $4.8 million, or $0.31 per diluted common share, as compared to net income available to common shareholders of $3.0 million, or $0.19 per diluted common share, for the same period a year ago.  The increase in net income available to common shareholders was primarily attributable to the decrease in provision for loan losses for non-covered loans and the decrease in preferred dividends.  For the three months ended March 31, 2012, the provision for loan losses for non-covered loans totaled $2.0 million, compared to $3.0 million for the same period a year ago.  The Company did not pay dividends on the preferred stock for the three months ended March 31, 2012, as the Company redeemed all of the outstanding shares of preferred stock during the first quarter of 2011.  For the three months ended March 31, 2011, the Company paid dividends on preferred stock totaling $1.1 million.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
GAAP earnings available to common shareholders	$4,773	$2,992
Provision for income taxes	2,171	1,887
GAAP earnings available to common shareholders
before provision for income taxes	6,944	4,879
Adjustments to GAAP earnings available to common shareholders
Merger related expenses	-	119
Accelerated accretion of remaining preferred stock discount	-	1,046
Operating earnings before taxes	6,944	6,044
Provision for income taxes	2,171	1,929
Net operating earnings	$4,773	$4,115

Diluted GAAP earnings per common share	$0.31	$0.19
Diluted operating earnings per common share	$0.31	$0.27

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	March 31, 2012	December 31, 2011
Total shareholders' equity	$173,757	$170,751
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(5,088)	(5,214)
Tangible common equity	$168,669	$165,537

Total assets	$1,696,596	$1,670,613
Adjustments to total assets
Goodwill and other intangible assets, net	(5,088)	(5,214)
Tangible assets	$1,691,508	$1,665,399

Common shares outstanding at end of period	15,419,472	15,398,197
Tangible common equity ratio	9.97%	9.94%
Tangible book value per common share	$10.94	$10.75

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended March 31,
	2012			2011
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$826,528	$11,886	5.78%	$835,122	$12,782	6.21%
Covered loans	262,580	9,868	15.11%	352,663	8,310	9.56%
Federal funds sold	-	-	0.00%	832	-	0.00%
Interest-bearing deposits	83,700	51	0.25%	72,339	45	0.25%
Investments
Taxable	282,245	1,356	1.93%	177,583	793	1.81%
Non-taxable (2)	38,269	387	4.07%	22,495	319	5.76%
Interest-earning assets	1,493,322	23,548	6.34%	1,461,034	22,249	6.18%
Noninterest-earning assets	172,275			226,636
Total assets	$1,665,597			$1,687,670

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$603,477	$396	0.26%	$559,793	$720	0.52%
Savings	100,917	27	0.11%	96,176	64	0.27%
Time deposits	532,281	1,422	1.07%	653,520	1,807	1.12%
Total interest-bearing deposits	1,236,675	1,845	0.60%	1,309,489	2,591	0.80%
Junior subordinated debentures	25,774	136	2.12%	25,774	120	1.89%
Total interest-bearing liabilities	1,262,449	1,981	0.63%	1,335,263	2,711	0.82%

Noninterest-bearing deposits	222,621			186,915
Other liabilities	8,552			6,034
Total liabilities	1,493,622			1,528,212
Total shareholders' equity	171,975			159,458
Total liabilities and
shareholders' equity	$1,665,597			$1,687,670
Net interest income/spread		$21,567	5.71%		$19,538	5.36%
Credit for interest-bearing funds			0.10%			0.06%
Net interest margin (2)			5.81%			5.42%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $265 thousand and $251 thousand for the three months ended March 31, 2012 and 2011, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $21.6 million for the first quarter of 2012, compared to $19.5 million for the first quarter of 2011.  Changes in net interest income during the first quarter of 2012 reflect a $1.3 million increase in interest income on interest-earning assets income related to covered loans and investments. Additionally, interest expense on interest-bearing liabilities decreased by $730 thousand for the period.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.81% for the first quarter of 2012, compared to 5.42% for the same period a year ago.  The yield on interest-earning assets was 6.34% for the three months ended March 31, 2012, an increase of 16 basis points as compared to the same period in 2011. This increase was primarily attributable to the 15.11% average yield on covered loans.  For the same period, the average yield on non-covered loans decreased 43 basis points to 5.78% from 6.21% due to lower yields in nearly every category of non-covered loans.  The rate on interest-bearing liabilities was 0.63% for the three months ended March 31, 2012, a decrease of 19 basis points as compared to the same period in 2011. This decrease was primarily attributable to a decrease in rates offered on interest-bearing deposits.

The following table details the effects of changes in rates and volume for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2012 compared to 2011
	Increase (decrease) due to (2):
	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$(117)	$(779)	$(896)
Covered loans	(1,220)	2,778	1,558
Interest-bearing deposits	6	-	6
Investments (1)
Taxable	505	58	563
Non-taxable	117	(49)	68
Interest-earning assets	$(709)	$2,008	$1,299

Liabilities
Deposits:
NOW accounts and money market	$54	$(378)	$(324)
Savings	3	(40)	(37)
Time deposits	(314)	(71)	(385)
Total interest-bearing deposits	(257)	(489)	(746)
Junior subordinated debentures	-	16	16
Total interest-bearing liabilities	$(257)	$(473)	$(730)

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

For the three months ended March 31, 2012 the Company recorded a $2.0 million provision for non-covered loan losses, compared to $3.0 million for the same period a year ago.  Net charge-offs for the first quarter of 2012 were $2.0 million, compared to $2.6 million for the first quarter 2011.  At March 31, 2012 and 2011, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.20% and 2.33%, respectively.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company’s Bank Owned Life Insurance (“BOLI”) policies. The following table presents the key components of noninterest income for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended March 31,		Change
	2012	2011	2012 vs. 2011
Service charges and fees	$893	$963	$(70)
Electronic banking income	896	693	203
Investment products	362	222	140
Gain on sale of investment securities, net	342	-	342
Bank owned life insurance income	60	80	(20)
Income from the sale of mortgage loans	705	338	367
SBA premium income	87	121	(34)
Change in FDIC indemnification asset	(2,991)	(1,316)	(1,675)
Gain on disposition of covered assets	629	2,218	(1,589)
Other	314	413	(99)
Total noninterest income	$1,297	$3,732	$(2,435)

▪	Electronic banking income increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.
▪
Investment products increased due to increased sales of annuity products.   In addition, at March 31, 2012, the Company had 22 licensed branch investment sales representatives, compared to 11 at March 31, 2011.

▪	Gain on sale of investment securities, net represents the net gain recognized on the sale of four available for sale investment securities during the first quarter of 2012.
▪
Income from the sale of mortgage loans increased due to the increase in sales volume of loans held for sale.  For the three months ended March 31, 2012, proceeds from the sale of loans held for sale totaled $53.4 million, compared to $40.5 million for the same period a year ago.

▪
Change in FDIC indemnification asset represents the amortization of the FDIC indemnification asset. Based upon the collections made on the indemnification asset and subsequent revaluations of the estimated remaining cash flows, amortization was required to reduce the asset over the remaining term.

▪	Gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended March 31,		Change
	2012	2011	2012 vs. 2011
Salaries and benefits	$7,334	$6,819	$515
Occupancy and equipment	1,729	1,667	62
Office supplies and printing	413	432	(19)
Data processing	528	470	58
Consulting and professional fees	243	444	(201)
Intangible amortization	126	157	(31)
Merger related expenses	-	119	(119)
FDIC premiums	336	589	(253)
FDIC clawback liability	40	-	40
Non-covered OREO and repossession expenses	374	300	74
Covered OREO and repossession expenses	574	770	(196)
Other	1,958	2,289	(331)
Total noninterest expense	$13,655	$14,056	$(401)

▪	Salaries and benefits increased primarily due to the $500 thousand bonus accrual recorded in the first quarter of 2012. There was no accrual for bonuses recorded in the first quarter of 2011.
▪
Consulting and professional fees decreased due to the decrease in legal and accounting fees.  During the three months ended March 31, 2011, the Company was incurring legal and accounting fees resulting from the 2010 acquisitions of City Bank and North County Bank.

▪
Merger related expenses relate to non-recurring expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services. The Company does not anticipate future merger related expenses related to these acquisitions.

▪
FDIC premiums decreased due to the new assessment basis instituted by the FDIC during the third quarter of 2011. The Company anticipates the FDIC premiums to be forty to forty five percent less on a comparative basis for the remainder of 2012.

▪
Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.

▪
Other noninterest expense was primarily affected by the decrease in Business and Occupation (B&O) tax.  During the first quarter of 2011, the Bank paid the B&O tax on the bargain purchase gain on acquisition recognized during the third quarter of 2010.

Income Taxes: The Company’s consolidated effective tax rates for the three months ended March 31, 2012 and 2011, was 31.3% and 31.6%, respectively. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at March 31, 2012, were $1.70 billion, compared to $1.67 billion at December 31, 2011.  For the period, investment securities increased $24.9 million and total non-covered loans, net of allowance for loan losses, increased $5.9 million.  Total shareholders’ equity was $173.8 million at March 31, 2012, compared to $170.8 million at December 31, 2011, an increase of $3.0 million.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income.  The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity.   At March 31, 2012, total investment securities increased $24.9 million to $322.8 million, compared to $297.9 million at December 31, 2011.  The increase was primarily attributable to the Company actively purchasing investment securities during the first quarter of 2012 as it continues to deploy funds acquired from the City Bank and North County Bank acquisitions, as well as, funds generated through the resolution of acquired assets.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	March 31, 2012	December 31, 2011
U.S. government agencies	$81,392	$76,574
U.S. Treasuries	27,127	42,597
Pass-through securities	141,267	117,398
State and political subdivisions	48,477	47,092
Corporate obligations	10,628	10,287
Agency-issued collateralized mortgage obligations	9,799	-
Investments in mutual funds and other equity securities	4,094	3,926
Total investment securities available for sale	$322,784	$297,874

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $800.7 million at March 31, 2012, compared to $794.8 million at December 31, 2011. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Commercial	$156,594	19.2%	$150,386	18.5%
Real estate mortgages:
One-to-four family residential	38,987	4.8%	40,331	5.0%
Multi-family and commercial	378,355	46.3%	370,782	45.7%
Total real estate mortgages	417,342	51.1%	411,113	50.7%

Real estate construction:
One-to-four family residential	56,963	7.0%	58,810	7.3%
Multi-family and commercial	31,236	3.8%	31,546	3.9%
Total real estate construction	88,199	10.8%	90,356	11.2%

Consumer:
Indirect	78,809	9.6%	80,396	9.9%
Direct	75,838	9.3%	78,726	9.7%
Total consumer	154,647	18.9%	159,122	19.6%
Subtotal	816,782	100.0%	810,977	100.0%
Deferred loan costs, net	1,868		1,853
Allowance for loan losses	(17,993)		(18,032)
Total non-covered loans	$800,657		$794,798

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012	December 31, 2011
Non-covered nonperforming loans	22,340	22,100
Non-covered other real estate owned	1,830	1,976
Total non-covered nonperforming assets	$24,170	$24,076

Restructured Loans (1)	$28,002	$26,493

Total non-covered impaired loans	$50,342	$48,593
Non-covered accruing loans past due 90
days or more	$-	$-
Non-covered potential problem loans (2)	$2,381	$2,179
Allowance for loan losses	$17,993	$18,032

Non-covered nonperforming loans to total
non-covered loans	2.73%	2.72%
Allowance for loan losses to total non-covered loans	2.20%	2.22%
Allowance for loan losses to non-covered
nonperfoming loans	80.54%	81.59%
Non-covered nonperforming assets to total assets	1.42%	1.44%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at March 31, 2012:

(dollars in thousands)	Island County	King County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total Non-Covered NPA by loan type

Commercial loans	$-	$-	$285	$2,431	$51	$304	$3,071	12.71%
Real estate mortgage loans:
One-to-four family residential	433	933	-	168	-	502	2,036	8.42%
Multi-family and commercial	841	951	937	726	769	95	4,319	17.87%
Real estate construction loans:
One-to-four family residential	1,867	-	-	5,585	-	4,827	12,279	50.80%
Multi-family and commercial	-	-	-	-	100	-	100	0.41%
Consumer loans:
Direct	535	-	-	-	-	-	535	2.21%
Other Real Estate Owned	588	-	-	842	-	400	1,830	7.57%
Total	$4,264	$1,884	$1,222	$9,752	$920	$6,128	$24,170	100.00%

Percent of total non-covered NPA
by location	17.64%	7.79%	5.06%	40.35%	3.81%	25.35%	100.00%

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

➢
LGD is defined as the rate of loss as determined by dividing the expected net charge-off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus nonaccrual and gross loans charged off.  LGD rates utilized reflect industry experience as determined by state and loan type, and are based upon banks with total assets below one billion dollars.  Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaningful. LGD rates will be based upon industry experience starting in 1992 and applied at a two standard deviation level. Bank specific LGD rates will be utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.

➢
PD is defined as the actual payment default rate (defined as the number of times a loan has been delinquent 30 or more days divided by the number of months the loan has been outstanding from the origination date to the valuation date), or for loans which have not generated an actual payment default rate, the rate applied is based upon industry experience for such loans as applied by loan type and state in which the loan applies to (in the case of real estate loans, the state determination is based upon were the collateral resides), where the expected payment default rate is defined as the sum loans where payment delinquencies are 30 or more days delinquent, plus nonaccrual and gross loans charged off divided by total loans for each group. Expected payment default rates are then scaled against the Bank’s loan risk grades with the Bank’s lowest pass/non-watch grade set to equal the industry PD and then scaled lower or higher against the Bank’s remaining loan grades.

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at March 31, 2012 and December 31, 2011:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,041	19.2%	$4,034	18.5%
Real estate mortgage	6,538	51.1%	6,500	50.7%
Real estate construction	4,095	10.8%	4,046	11.2%
Consumer	3,319	18.9%	3,452	19.6%
Total	$17,993	100.0%	$18,032	100.0%
(1): Represents the total outstanding non-covered loans in each category as a percentage of total non-covered loans outstanding.

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three months ended March 31, 2012 and 2011:

(dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$18,032	$18,812
Provision for non-covered loan losses	2,000	3,000
Charge-offs:
Commercial	(585)	(469)
Real estate mortgage	(561)	(1,285)
Real estate construction	(600)	-
Consumer
Direct	(196)	(797)
Indirect	(291)	(348)
Total charge-offs	(2,233)	(2,899)

Recoveries:
Commercial	19	81
Real estate mortgage	18	88
Real estate construction	2	1
Consumer
Direct	20	19
Indirect	135	136
Total recoveries	194	325
Net charge-offs	(2,039)	(2,574)
Balance at end of period	$17,993	$19,238

Deposits: Total deposits increased $19.7 million for the period ended March 31, 2012, compared to December 31, 2011.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$242,568	16.3%	$219,250	15.0%	$23,318
NOW accounts	293,819	19.8%	276,288	18.8%	17,531
Money market	323,645	21.8%	327,256	22.3%	(3,611)
Savings	103,462	7.0%	99,882	6.8%	3,580
Time deposits	522,531	35.1%	543,668	37.1%	(21,137)
Total deposits	$1,486,025	100.0%	$1,466,344	100.0%	$19,681

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	March 31, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	24,704	65.1%	24,704	75.1%
CDARS deposits	13,223	34.9%	8,174	24.9%
Total wholesale deposits	$37,927	100.0%	$32,878	100.0%

Wholesale deposits to total deposits	2.6%		2.2%

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

Borrowings: At March 31, 2012 and December 31, 2011, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At March 31, 2012, the Company had no outstanding overnight borrowings, with an unused line of credit of $173.4 million, subject to certain collateral and stock requirements.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at March 31, 2012.  Available borrowings under these lines of credit totaled $35.0 million at March 31, 2012.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at March 31, 2012, with an unused line of credit of $22.6 million.

•
Junior Subordinated Debentures: Washington Banking Master Trust (the “Master Trust”), a wholly-owned subsidiary of the Company, issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $3.0 million to $173.8 million at March 31, 2012, from $170.8 million at December 31, 2011. The increase in shareholders’ equity was primarily attributable to net income available to common shareholders of $4.8 million partially reduced by $1.8 million in cash dividends on common stock.

On April 26, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.14 per share to shareholders of record as of May 7, 2012, payable on May 21, 2012.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2012 and December 31, 2011:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	March 31, 2012	December 31, 2011
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.94%	19.73%
Whidbey Island Bank	8.00%	10.00%	19.32%	19.09%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	18.69%	18.47%
Whidbey Island Bank	4.00%	6.00%	18.07%	17.84%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	11.49%	11.16%
Whidbey Island Bank	4.00%	5.00%	11.10%	10.77%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $24.5 million for the three months ended March 31, 2012.  For the same period, net cash used in investing activities was $17.3 million.  Purchases of available for sale investment securities accounted for $55.9 million, which was partially offset by $30.5 million in maturities, calls and principal payments of investment securities and mortgage-backed securities.  Net cash provided financing activities was $18.0 million for the three months ended March 31, 2012, and primarily consisted of the net increase in deposits of $20.0 million and the $1.8 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At March 31, 2012 and December 31, 2011, the Company’s commitments under letters of credit and financial guarantees amounted to $1.3 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2011.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2011 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

For information regarding risk factors, please refer to Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

(a) – (b) None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 9, 2011)
3.2		Bylaws of the Company (1)
4.1		Form of Common Stock Certificate (1)
4.2		Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request
10.1		Form of Employment Agreement (with executive officers Bowen, Eng and Kuenzi) (2)
31.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

101.INS Instance Document **
101.SCH Taxonomy Extension Scheme Document **
101.CAL Taxonomy Extension Calculation Linkbase Document **
101.DEF Taxonomy Extension Definition Linkbase Document **
101.LAB Taxonomy Extension Label Linkbase Document **
101.PRE Taxonomy Extension Presentation Linkbase Document **

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the
Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended and otherwise are not subject to liability under those sections.

	(1)	Incorporated by reference to the Company's registration statement Form SB-2 (File No. 333-49925), filed April 10, 1998
	(2)	Incorporated by reference to the Company's Current Report on Form 8-K filed January 5, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

/s/ John L. Wagner
John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)
May 10, 2012

/s/ Richard A. Shields
Richard A. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
May 10, 2012