Form 10-Q
period 2012-06-30
WASHINGTON BANKING CO
filed 2012-08-09
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at August 1, 2012 was 15,447,021

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands, except per share data)

	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$22,871	$25,399
($1,359 and $653, respectively, are restricted)
Interest-bearing deposits	95,111	80,514
Total cash, restricted cash and cash equivalents	117,982	105,913
Investment securities available for sale, at fair value	322,677	295,955
Federal Home Loan Bank stock	7,576	7,576
Loans held for sale	12,521	22,421
Non-covered loans, net of allowance for loan losses	797,261	794,798
Covered loans, net of allowance for loan losses	241,717	268,211
Total loans	1,038,978	1,063,009
Premises and equipment, net	37,106	37,492
Bank owned life insurance	17,628	17,513
Goodwill and other intangible assets, net	6,285	6,539
Non-covered other real estate owned	4,414	1,976
Covered other real estate owned	23,000	26,622
FDIC indemnification asset	54,867	65,586
Other assets	20,846	20,080
Total assets	$1,663,880	$1,670,682
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$235,486	$219,250
Interest-bearing	1,214,424	1,247,094
Total deposits	1,449,910	1,466,344
Junior subordinated debentures	25,774	25,774
Other liabilities	12,443	7,744
Total liabilities	1,488,127	1,499,862
Commitments and contingencies (See Note 12)
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,446,221 and
15,398,197 shares issued and outstanding at June 30, 2012 and
December 31, 2011, respectively	85,101	84,564
Retained earnings	86,718	83,107
Accumulated other comprehensive income	3,934	3,149
Total shareholders' equity	175,753	170,820
Total liabilities and shareholders' equity	$1,663,880	$1,670,682

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on non-covered loans	$11,613	$12,577	$23,366	$25,206
Interest and fees on covered loans	9,382	8,487	19,250	16,808
Interest on taxable investment securities	1,387	808	2,743	1,601
Interest on tax-exempt investment securities	276	219	531	429
Other	68	66	119	111
Total interest income	22,726	22,157	46,009	44,155
Interest expense:
Interest on deposits	1,704	2,548	3,549	5,139
Interest on junior subordinated debentures	133	121	269	241
Total interest expense	1,837	2,669	3,818	5,380
Net interest income	20,889	19,488	42,191	38,775
Provision for loan losses, non-covered loans	2,350	3,000	4,350	6,000
Provision (recovery) of loan losses, covered loans	398	(318)	398	(318)
Net interest income after provision for loan losses	18,141	16,806	37,443	33,093
Noninterest income:
Service charges and fees	921	965	1,814	1,928
Electronic banking income	1,012	824	1,908	1,517
Investment products	367	383	729	605
Gain on sale of investment securities, net	-	-	342	-
Bank owned life insurance income	55	81	115	161
Income from the sale of mortgage loans	776	204	1,481	542
SBA premium income	105	151	192	272
Change in FDIC indemnification asset	(3,145)	(1,728)	(6,136)	(3,044)
Gain on disposition of covered assets	556	785	1,185	3,055
Other	341	957	655	1,318
Total noninterest income	988	2,622	2,285	6,354
Noninterest expense:
Salaries and benefits	7,242	6,909	14,576	13,728
Occupancy and equipment	1,659	1,571	3,388	3,238
Office supplies and printing	425	470	838	902
Data processing	536	502	1,064	972
Consulting and professional fees	273	201	516	645
Intangible amortization	128	158	254	315
Merger related expenses	-	135	-	254
FDIC premiums	317	561	653	1,150
FDIC clawback liability adjustment	1,098	-	1,138	-
Non-covered OREO and repossession expenses, net	739	341	1,113	641
Covered OREO and repossession expenses, net	578	349	1,152	1,119
Other	2,114	2,474	4,072	4,763
Total noninterest expense	15,109	13,671	28,764	27,727
Income before provision for income tax	4,020	5,757	10,964	11,720
Provision for income tax	1,173	1,745	3,344	3,632
Net income before preferred dividends	2,847	4,012	7,620	8,088
Preferred stock dividends and discount accretion	-	-	-	1,084
Net income available to common shareholders	$2,847	$4,012	$7,620	$7,004
Net income available per common share, basic	$0.18	$0.26	$0.49	$0.46
Net income available per common share, diluted	$0.18	$0.26	$0.49	$0.45
Average number of common shares outstanding, basic	15,411,000	15,334,000	15,414,000	15,332,000
Average number of common shares outstanding, diluted	15,446,000	15,404,000	15,449,000	15,435,000

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income before preferred dividends	$2,847	$4,012	$7,620	$8,088

Investment securities available for sale:
Unrealized gains arising in period	1,696	1,037	1,550	948
Reclassification adjustment for net gains realized in earnings	-	-	(342)	-
Other comprehensive income before tax	1,696	1,037	1,208	948
Income tax provision	593	362	423	332
Other comprehensive income, net	1,103	675	785	616

Total comprehensive income	$3,950	$4,687	$8,405	$8,704

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income	equity
Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$193	$182,098
Comprehensive income:
Net income	-	-	-	8,088	-	8,088
Other comprehensive income	-	-	-	-	616	616
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued
to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividends and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.10 per share	-	-	-	(1,531)	-	(1,531)
Stock-based compensation expense	-	-	331	-	-	331
Issuance of common stock under stock plans	-	23	7	-	-	7
Tax benefit associated with stock awards	-	-	5	-	-	5
Balance at June 30, 2011	$-	15,344	$83,982	$76,780	$809	$161,571

Balance at December 31, 2011	$-	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	-	-	-	7,620	-	7,620
Other comprehensive income	-	-	-	-	785	785
Cash dividends on common stock,
$0.26 per share	-	-	-	(4,009)	-	(4,009)
Stock-based compensation expense	-	-	335	-	-	335
Issuance of common stock under stock plans	-	48	182	-	-	182
Tax benefit associated with stock awards	-	-	20	-	-	20
Balance at June 30, 2012	$-	15,446	$85,101	$86,718	$3,934	$175,753

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$7,620	$8,088
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	1,036	320
Depreciation	1,176	1,001
Intangible amortization	254	315
Provision for loan losses, non-covered loans	4,350	6,000
Provision (recovery) of loan losses, covered loans	398	(318)
Earnings on bank owned life insurance	(115)	(161)
Net gain on sale of investment securities	(342)	-
Net loss (gain) on sale of premises and equipment	10	(81)
Net loss on sale of non-covered other real estate owned	50	45
Net gain on sale of covered other real estate owned	(2,300)	(1,074)
Net gain on sales of loans held for sale	(1,481)	(542)
Origination of loans held for sale	(85,357)	(53,414)
Proceeds from sales of loans held for sale	96,738	61,941
Valuation adjustment on non-covered other real estate owned	549	53
Deferred taxes	2,177	2,424
Change in FDIC indemnification asset	6,136	3,044
Stock-based compensation	335	331
Excess tax benefit from stock-based compensation	(20)	(5)
Net change in assets and liabilities:
Net (increase) decrease in other assets	(2,387)	5,830
Net increase in other liabilities	4,699	2,465
Net cash provided by operating activities	33,526	36,262

Cash flows from investing activities:
Purchases of investment securities, available for sale	(74,936)	(23,755)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	48,728	37,459
Net decrease in non-covered loans and covered loans	14,791	55,093
Purchases of premises and equipment	(808)	(940)
Proceeds from the sale of premises and equipment	8	464
Proceeds from sale of non-covered other real estate owned	705	3,072
Proceeds from sale of covered other real estate owned	10,296	13,518
Capitalization of covered other real estate owned improvements	-	(746)
Net cash (used in) provided by investing activities	$(1,216)	$84,165

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from financing activities:
Net decrease in deposits	$(16,434)	$(9,308)
Redemption of preferred stock	-	(26,380)
Repurchase of common stock warrant	-	(1,625)
Proceeds from exercise of stock options	182	7
Excess tax benefits from stock-based compensation	20	5
Dividends paid on preferred stock	-	(38)
Dividends paid on common stock	(4,009)	(1,531)
Net cash used in financing activities	(20,241)	(38,870)

Net change in cash and cash equivalents	12,069	81,557
Cash, restricted cash and cash equivalents at beginning of period	105,913	81,687
Cash, restricted cash and cash equivalents at end of period	$117,982	$163,244

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,977	$5,549
Income taxes	$1,000	$2,500

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$785	$616
Transfer of non-covered loans to non-covered other real estate owned	$3,742	$1,719
Transfer of covered loans to covered other real estate owned	$4,374	$14,622

See notes to condensed consolidated financial statements

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2012 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate the allowance for loan losses, acquired loans, the FDIC indemnification asset and stock-based compensation.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2012 presentation. These reclassifications had no significant impact on the Company’s financial position or results of operations.

During the second quarter of 2012, the Company recorded an adjustment to its financial records and statements related to the initial accounting for the assets acquired and the liabilities assumed related to its April 16, 2010 acquisition of City Bank.  In accordance with the requirements of FASB ASC 805, Business Combinations, the assets acquired and liabilities assumed were recorded at their estimated fair values, as of the acquisition date, and included Visa Class B common stock (“Visa stock”) with an estimated fair value of $2.0 million.  During the period ended June 30, 2012, the Bank discovered that the Visa stock, was not included in the assets transferred to the Bank and, therefore, was an asset retained by the FDIC.  The FDIC has subsequently offered to sell the Visa stock to the Bank but the Bank has opted not to purchase the Visa stock and considers the original recording an error.  The correction of the error resulted in a reduction of investment securities available for sale of $2.2 million, additional goodwill of $1.3 million, additional deferred tax assets of $753 thousand and a $99 thousand reduction of accumulated other comprehensive income at June 30, 2012.  At December 31, 2011, investment securities available for sale were reduced by $1.9 million, goodwill increased by $1.3 million, deferred tax assets increased by $663 thousand and accumulated other comprehensive income increased by $69 thousand.  The Company has deemed these adjustments to be a correction of an error that was immaterial to the financial statements as there was no impact on the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2011 and the impact to the Statements of Financial Condition were insignificant.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

(2) Recent Financial Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The Update amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well as, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The Update amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The Update also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The Update amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.   The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

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

In July 2012, the FASB issued ASU No. 2012-2, Testing Indefinite-Lived Intangible Assets for Impairment.  This ASU states that an entity has the option to first assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount, in accordance with Codification Subtopic 350-30, Intangibles—Goodwill and Other, General Intangibles Other than Goodwill. Under guidance in this ASU, an entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at June 30, 2012 and December 31, 2011.  At June 30, 2012 and December 31, 2011, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	June 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$80,138	$1,338	$(8)	$81,468
U.S. Treasuries	14,999	43	-	15,042
Pass-through securities	146,623	2,533	-	149,156
Taxable state and political subdivisions	9,131	1,012	-	10,143
Tax exempt state and political subdivisions	43,016	1,958	(98)	44,876
Corporate obligations	11,000	-	(639)	10,361
Agency-issued collateralized mortgage obligations	9,692	-	(65)	9,627
Investments in mutual funds and other equities	2,018	-	(14)	2,004
Total investment securities available for sale	$316,617	$6,884	$(824)	$322,677

(dollars in thousands)	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$75,383	$1,207	$(16)	$76,574
U.S. Treasuries	42,077	520	-	42,597
Pass-through securities	116,219	1,295	(116)	117,398
Taxable state and political subdivisions	9,143	615	-	9,758
Tax exempt state and political subdivisions	35,263	2,100	(28)	37,335
Corporate obligations	11,000	-	(713)	10,287
Investments in mutual funds and other equities	2,018	-	(12)	2,006
Total investment securities available for sale	$291,103	$5,737	$(885)	$295,955

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Investment Securities (continued)

Investment securities that were in an unrealized loss position at June 30, 2012 and December 31, 2011, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	June 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$2,056	$(8)			$2,056	$(8)
Tax exempt state and political subdivisions	7,365	(98)			7,365	(98)
Corporate obligations	5,837	(163)	4,524	(476)	10,361	(639)
Agency-issued collateralized mortgage obligations	9,627	(65)			9,627	(65)
Investments in mutual funds and other equities			2,004	(14)	2,004	(14)
Total investment securities available for sale	$24,885	$(334)	$6,528	$(490)	$31,413	$(824)

(dollars in thousands)	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,499	$(16)	$-	$-	$10,499	$(16)
Pass-through securities	29,838	(116)	-	-	29,838	(116)
Tax exempt state and political subdivisions	1,255	(28)	-	-	1,255	(28)
Corporate obligations	10,287	(713)	-	-	10,287	(713)
Investments in mutual funds and other equities	-	-	2,006	(12)	2,006	(12)
Total investment securities available for sale	$51,879	$(873)	$2,006	$(12)	$53,885	$(885)

At June 30, 2012 and December 31, 2011, there were 17 and 10 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at June 30, 2012 or December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3) Investment Securities (continued)

The amortized cost and fair value of investment securities, by maturity, are shown in the table below.  The amortized cost and fair value of pass-through securities and agency-issued collateralized mortgage obligations are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	June 30, 2012
	Amortized cost	Fair value
Three months or less	$5,499	$5,503
Over three months to one year	22,464	22,624
After one year through three years	23,784	24,234
After three years through five years	216,223	219,243
After five years through ten years	17,129	17,802
After ten years	31,518	33,271
Total	$316,617	$322,677

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	June 30, 2012
	Amortized cost	Fair value
To state and local governments to secure public deposits	$68,403	$70,930
To Federal Reserve Bank to secure borrowings	22,493	23,100
To Federal Home Loan Bank to secure borrowings	1,131	1,157
Other securities pledged, principally to secure deposits	15,888	16,475
Total pledged investment securities	$107,915	$111,662

For the three and six months ended June 30, 2012, the Company realized gross gains of $344 thousand and gross losses of $2 thousand on the sale of investment securities available for sale.  There were no investment securities sales during the three and six months ended June 30, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Non-Covered Loans

The following table presents the major types of non-covered loans at June 30, 2012 and December 31, 2011.  The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	June 30, 2012	December 31, 2011
Commercial	$158,087	$150,386
Real estate mortgage	420,202	411,113
Real estate construction	79,582	90,356
Consumer	155,089	159,122
	812,960	810,977
Deferred loan costs, net	1,866	1,853
Allowance for loan losses	(17,565)	(18,032)
Total non-covered loans, net	$797,261	$794,798

(5) Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended June 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,041	$6,538	$4,095	$3,319	$17,993
Provision	807	1,284	20	239	2,350
Charge-offs	(391)	(2,004)	(133)	(427)	(2,955)
Recoveries	14	26	1	136	177
Ending Balance	$4,471	$5,844	$3,983	$3,267	$17,565

(dollars in thousands)	Three Months Ended June 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,829	$5,868	$5,459	$3,082	$19,238
Provision	391	2,059	472	78	3,000
Charge-offs	(688)	(2,045)	(144)	(392)	(3,269)
Recoveries	106	39	1	292	438
Ending Balance	$4,638	$5,921	$5,788	$3,060	$19,407

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	Six Months Ended June 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,380	1,865	667	438	4,350
Charge-offs	(976)	(2,565)	(733)	(914)	(5,188)
Recoveries	33	44	3	291	371
Ending Balance	$4,471	$5,844	$3,983	$3,267	$17,565

(dollars in thousands)	Six Months Ended June 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,693	2,617	983	707	6,000
Charge-offs	(1,157)	(3,330)	(144)	(1,537)	(6,168)
Recoveries	187	127	2	447	763
Ending Balance	$4,638	$5,921	$5,788	$3,060	$19,407

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,364	$832	$1,957	$93	$4,246
Collectively evaluated for impairment	3,107	5,012	2,026	3,174	13,319
Total allowance for loan losses	$4,471	$5,844	$3,983	$3,267	$17,565

Non-covered loans:
Individually evaluated for impairment	$10,172	$14,453	$23,569	$765	$48,959
Collectively evaluated for impairment	147,915	405,749	56,013	154,324	764,001
Total non-covered loans (1)	$158,087	$420,202	$79,582	$155,089	$812,960

(1) Total non-covered loans excludes deferred loan costs of $1.9 million.

(dollars in thousands)	December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$588	$1,212	$1,869	$79	$3,748
Collectively evaluated for impairment	3,446	5,288	2,177	3,373	14,284
Total allowance for loan losses	$4,034	$6,500	$4,046	$3,452	$18,032

Non-covered loans:
Individually evaluated for impairment	$6,525	$14,032	$27,483	$553	$48,593
Collectively evaluated for impairment	143,861	397,081	62,873	158,569	762,384
Total non-covered loans (1)	$150,386	$411,113	$90,356	$159,122	$810,977

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally when loans are 90 days or more past due).   Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospects for future payments, in accordance with the loan agreement, appear relatively certain.

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

Non-Covered Impaired Loans

At June 30, 2012 and December 31, 2011, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of June 30, 2012, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$11,122	$-	$18,744	$-
Restructured loans	13,471	-	11,208	-
Total with no related allowance	$24,593	$-	$29,952	$-

With an allowance recorded
Nonaccrual loans	$6,043	$464	$3,356	$262
Restructured loans	18,323	3,782	15,285	3,486
Total with an allowance recorded	24,366	4,246	18,641	3,748
Total	$48,959	$4,246	$48,593	$3,748

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$4,395	$4,494	$-	$3,801	$5,692	$-
Real estate mortgages:
One-to-four family residential	1,061	1,087	-	1,557	3,217	-
Multi-family and commercial	7,862	9,042	-	7,062	8,791	-
Total real estate mortgages	8,923	10,129	-	8,619	12,008	-
Real estate construction:
One-to-four family residential	11,165	14,000	-	16,932	21,803	-
Multi-family and commercial	25	25	-	387	387	-
Total real estate construction	11,190	14,025	-	17,319	22,190	-
Consumer:
Direct	85	202	-	213	900	-
Total consumer	85	202	-	213	900	-
Total with no related allowance recorded	$24,593	$28,850	$-	$29,952	$40,790	$-

With an allowance recorded
Commercial	$5,777	$6,026	$1,364	$2,724	$3,128	$588
Real estate mortgages:
One-to-four family residential	528	528	35	174	190	13
Multi-family and commercial	5,002	5,055	797	5,238	5,238	1,199
Total real estate mortgages	5,530	5,583	832	5,412	5,428	1,212
Real estate construction:
One-to-four family residential	12,016	15,316	1,849	10,164	10,845	1,869
Multi-family and commercial	363	364	108	-	-	-
Total real estate construction	12,379	15,680	1,957	10,164	10,845	1,869
Consumer:
Direct	680	680	93	341	341	79
Total consumer	680	680	93	341	341	79
Total with an allowance recorded	24,366	27,969	4,246	18,641	19,742	3,748
Total impaired non-covered loans	$48,959	$56,819	$4,246	$48,593	$60,532	$3,748

The average recorded investment in non-covered impaired loans was $49.7 million and $48.8 million for the three and six months ended June 30, 2012, respectively, compared to $50.0 million and $48.3 million for the same periods a year ago.  For the three and six months ended June 30, 2012, the Company recognized interest income on non-covered impaired loans of $150 thousand and $204 thousand, respectively.  For the same periods a year ago, interest income recognized on non-covered impaired loans was $5 thousand and $12 thousand, respectively.  Additional interest income of $205 thousand and $280 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three and six months ended June 30, 2012, compared to $22 thousand and $72 thousand for the three and six month ended June 30, 2011, respectively.

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

Troubled debt restructurings at June 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	June 30, 2012			December 31, 2011
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$8,002	$1,208	$9,210	$3,341	$-	$3,341
Real estate mortgages:
One-to-four family residential	528	-	528	-	933	933
Multi-family and commercial	9,387	1,680	11,067	9,420	937	10,357
Total real estate mortgage	9,915	1,680	11,595	9,420	1,870	11,290

Real estate construction:
One-to-four family residential	13,276	9,685	22,961	13,391	13,283	26,674
Multi-family and commercial	265	-	265	-	387	387
Total real estate construction	13,541	9,685	23,226	13,391	13,670	27,061

Consumer:
Direct	336	23	359	341	-	341
Total consumer	336	23	359	341	-	341
Total restructured loans	$31,794	$12,596	$44,390	$26,493	$15,540	$42,033

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following tables present loans restructured during the three and six months ended June 30, 2012 and 2011. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Three Months Ended June 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	8	$4,013	$3,892
Real estate mortgages:
One-to-four family residential	1	173	173
Multi-family and commercial	1	376	376
Total real estate mortgage	2	549	549

Real estate construction:
One-to-four family residential	1	631	631
Multi-family and commercial	1	265	265
Total real estate construction	2	896	896
Total restructured loans	12	$5,458	$5,337

(dollars in thousands)	For the Three Months Ended June 30, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$427	$427
Real estate mortgages:
Multi-family and commercial	2	655	655
Total real estate mortgage	2	655	655

Real estate construction:
One-to-four family residential	2	2,352	2,352
Total real estate construction	2	2,352	2,352
Total restructured loans	5	$3,434	$3,434

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Six Months Ended June 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	12	$4,983	$4,862
Real estate mortgages:
One-to-four family residential	1	173	173
Multi-family and commercial	1	376	376
Total real estate mortgage	2	549	549

Real estate construction:
One-to-four family residential	1	631	631
Multi-family and commercial	1	265	265
Total real estate construction	2	896	896
Total restructured loans	16	$6,428	$6,307

(dollars in thousands)	For the Six Months Ended June 30, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$427	$427
Real estate mortgages:
Multi-family and commercial	5	4,018	4,018
Total real estate mortgage	5	4,018	4,018

Real estate construction:
One-to-four family residential	3	3,469	3,469
Total real estate construction	3	3,469	3,469
Total restructured loans	9	$7,914	$7,914

For the three and six months ended June 30, 2012 and 2011, there were no troubled debt restructuring that subsequently defaulted within the first twelve months of restructure.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$959	$67	$-	$1,026	$2,170	$154,891	$158,087
Real estate mortgages:
One-to-four family residential	130	-	-	130	1,061	36,509	37,700
Multi-family and commercial	756	-	-	756	3,477	378,269	382,502
Total real estate mortgages	886	-	-	886	4,538	414,778	420,202

Real estate construction:
One-to-four family residential	1,199	-	-	1,199	9,905	38,574	49,678
Multi-family and commercial	-	-	-	-	123	29,781	29,904
Total real estate construction	1,199	-	-	1,199	10,028	68,355	79,582

Consumer:
Indirect	939	88	-	1,027	-	77,672	78,699
Direct	293	81	-	374	429	75,587	76,390
Total consumer	1,232	169	-	1,401	429	153,259	155,089
Total	$4,276	$236	$-	$4,512	$17,165	$791,283	812,960
Deferred loan costs, net							1,866
Total non-covered loans							$814,826

(dollars in thousands)	December 31, 2011
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,482	$4	$-	$1,486	$3,183	$145,717	$150,386
Real estate mortgages:
One-to-four family residential	53	154	-	207	1,732	38,392	40,331
Multi-family and commercial	1,687	484	-	2,171	2,881	365,730	370,782
Total real estate mortgages	1,740	638	-	2,378	4,613	404,122	411,113

Real estate construction:
One-to-four family residential	27	-	-	27	13,705	45,078	58,810
Multi-family and commercial	100	-	-	100	387	31,059	31,546
Total real estate construction	127	-	-	127	14,092	76,137	90,356

Consumer:
Indirect	1,288	198	-	1,486	-	78,910	80,396
Direct	1,023	294	-	1,317	212	77,197	78,726
Total consumer	2,311	492	-	2,803	212	156,107	159,122
Total	$5,660	$1,134	$-	$6,794	$22,100	$782,083	810,977
Deferred loan costs, net							1,853
Total non-covered loans							$812,830

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table summarizes our internal risk rating, by class, as of June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$131,807	$6,550	$19,730	$-	$158,087
Real estate mortgages:
One-to-four family residential	31,998	945	4,757	-	37,700
Multi-family and commercial	326,006	30,789	25,707	-	382,502
Total real estate mortgages	358,004	31,734	30,464	-	420,202

Real estate construction:
One-to-four family residential	23,961	995	24,722	-	49,678
Multi-family and commercial	25,725	1,748	2,431	-	29,904
Total real estate construction	49,686	2,743	27,153	-	79,582

Consumer:
Indirect	77,000	21	1,678	-	78,699
Direct	70,033	542	5,815	-	76,390
Total consumer	147,033	563	7,493	-	155,089
Total	$686,530	$41,590	$84,840	$-	812,960
Deferred loan costs, net					1,866
					$814,826

(dollars in thousands)	December 31, 2011
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$122,189	$7,791	$20,406	$-	$150,386
Real estate mortgages:
One-to-four family residential	33,609	1,462	5,260	-	40,331
Multi-family and commercial	307,402	26,220	37,160	-	370,782
Total real estate mortgages	341,011	27,682	42,420	-	411,113

Real estate construction:
One-to-four family residential	26,110	2,313	30,387	-	58,810
Multi-family and commercial	24,402	4,416	2,728	-	31,546
Total real estate construction	50,512	6,729	33,115	-	90,356

Consumer:
Indirect	78,531	15	1,850	-	80,396
Direct	72,602	844	5,280	-	78,726
Total consumer	151,133	859	7,130	-	159,122
Total	$664,845	$43,061	$103,071	$-	810,977
Deferred loan costs, net					1,853
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

The following table presents the major types of covered loans at June 30, 2012 and December 31, 2011. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	June 30, 2012
	City Bank	North County Bank	Total
Commercial	$16,439	$19,456	$35,895
Real estate mortgages:
One-to-four family residential	3,876	10,860	14,736
Multi-family residential and commercial	149,005	59,822	208,827
Total real estate mortgages	152,881	70,682	223,563

Real estate construction:
One-to-four family residential	7,092	4,610	11,702
Multi-family and commercial	15,821	14,474	30,295
Total real estate construction	22,913	19,084	41,997

Consumer - direct	3,043	3,051	6,094
Subtotal	195,276	112,273	307,549
Fair value discount	(37,922)	(26,903)	(64,825)
Total covered loans	157,354	85,370	242,724
Allowance for loan losses	(792)	(215)	(1,007)
Total covered loans, net	$156,562	$85,155	$241,717

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Commercial	$17,380	$26,208	$43,588
Real estate mortgages:
One-to-four family residential	4,673	11,080	15,753
Multi-family residential and commercial	163,028	67,282	230,310
Total real estate mortgages	167,701	78,362	246,063

Real estate construction:
One-to-four family residential	6,102	5,773	11,875
Multi-family and commercial	21,479	12,991	34,470
Total real estate construction	27,581	18,764	46,345

Consumer - direct	3,562	11,206	14,768
Subtotal	216,224	134,540	350,764
Fair value discount	(46,099)	(35,584)	(81,683)
Total covered loans	170,125	98,956	269,081
Allowance for loan losses	(655)	(215)	(870)
Total covered loans, net	$169,470	$98,741	$268,211

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

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2012 and 2011, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended June 30,
	2012		2011
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$71,017	$23,637	$45,804	$25,463
Accretion to interest income	(5,555)	(3,841)	(5,961)	(2,188)
Disposals	(1,508)	(691)	(5,480)	-
Reclassification (to) from nonaccretable difference	(331)	7,740	36,726	-
Balance, end of period	$63,623	$26,845	$71,089	$23,275

(dollars in thousands)	Six Months Ended June 30,
	2012		2011
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$78,004	$29,574	$56,079	$27,880
Accretion to interest income	(11,305)	(7,749)	(12,025)	(4,605)
Disposals	(2,723)	(2,721)	(9,691)	-
Reclassification (to) from nonaccretable difference	(353)	7,741	36,726	-
Balance, end of period	$63,623	$26,845	$71,089	$23,275

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

The following tables summarize the activity related to covered OREO for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$18,295	$7,678	$25,973
Additions to covered OREO	(676)	2,324	1,648
Dispositions of covered OREO, net	(4,039)	(582)	(4,621)
Balance, end of period	$13,580	$9,420	$23,000

(dollars in thousands)	Three Months Ended June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,463	$11,363	$28,826
Additions to covered OREO	5,919	2,105	8,024
Capitalized improvements	-	673	673
Dispositions of covered OREO, net	(2,092)	(2,741)	(4,833)
Balance, end of period	$21,290	$11,400	$32,690

(dollars in thousands)	Six Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	(1,002)	5,376	4,374
Dispositions of covered OREO, net	(4,759)	(3,237)	(7,996)
Balance, end of period	$13,580	$9,420	$23,000

(dollars in thousands)	Six Months Ended June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	11,927	2,695	14,622
Capitalized improvements	-	746	746
Dispositions of covered OREO, net	(8,543)	(3,901)	(12,444)
Balance, end of period	$21,290	$11,400	$32,690

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$40,976	$19,922	$60,898
Change in FDIC indemnification asset	(2,898)	(247)	(3,145)
Reduction due to loans paid in full	(751)	(420)	(1,171)
Transfers to (due from) FDIC	260	(1,975)	(1,715)
Balance, end of period	$37,587	$17,280	$54,867

(dollars in thousands)	Three Months Ended June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$62,008	$35,266	$97,274
Change in FDIC indemnification asset	(1,867)	425	(1,442)
Reduction due to loans paid in full	(2,441)	-	(2,441)
Transfers to (due from) FDIC	(1,057)	(2,428)	(3,485)
Balance, end of period	$56,643	$33,263	$89,906

(dollars in thousands)	Six Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(5,763)	(373)	(6,136)
Reduction due to loans paid in full	(1,324)	(2,300)	(3,624)
Transfers to (due from) FDIC	1,439	(2,398)	(959)
Balance, end of period	$37,587	$17,280	$54,867

(dollars in thousands)	Six Months Ended June 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$66,560	$39,507	$106,067
Change in FDIC indemnification asset	(3,888)	844	(3,044)
Reduction due to loans paid in full	(5,927)	-	(5,927)
Transfers to (due from) FDIC	(102)	(7,088)	(7,190)
Balance, end of period	$56,643	$33,263	$89,906

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7) Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance, beginning of period	$1,830	$4,845	$1,976	$4,122
Additions to OREO	3,228	707	3,742	1,719
Dispositions of OREO, net	(303)	(2,828)	(755)	(3,117)
Valuation adjustments	(341)	(53)	(549)	(53)
Balance, end of period	$4,414	$2,671	$4,414	$2,671

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income available to common shareholders	$2,847	$4,012	$7,620	$7,004
Weighted average number of common shares, basic	15,411,000	15,334,000	15,414,000	15,332,000
Effect of dilutive stock awards and CPP warrants	35,000	70,000	35,000	103,000
Weighted average number of common shares, diluted	15,446,000	15,404,000	15,449,000	15,435,000

Earnings per common share
Basic	$0.18	$0.26	$0.49	$0.46
Diluted	$0.18	$0.26	$0.49	$0.45

Antidulitive stock awards excluded from the
computation of diluted earnings per common share	45,000	57,000	45,000	56,000

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three and six months ended June 30, 2012 and 2011.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  For the three and six months ended June 30, 2012, the Company recognized $2 thousand and $8 thousand in stock-based compensation expense, as a component of salaries and benefits, compared to $35 thousand and $75 thousand for the same periods a year ago, respectively.  As of June 30, 2012, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2012:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2012	155,224	$10.71
Granted	-	-
Exercised	(23,808)	7.63		$134
Forfeited, expired or cancelled	(3,776)	15.58
Outstanding, June 30, 2012	127,640	11.15	4.99	$426

Exercisable at June 30, 2012	127,640	$11.15	4.99	$426

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2012, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2012.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.   At June 30, 2012 and December 31, 2011, there were no RSAs outstanding.

For the three and six months ended June 30, 2012, the Company did not recognize any RSA compensation expense, as a component of salaries and benefits, compared to $2 thousand and $7 thousand for the three and six months ended June 30, 2011, respectively.  As of June 30, 2012, there was no remaining unrecognized compensation costs related to nonvested RSAs.

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

The following table summarizes information on RSU activity during 2012:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2012	71,744	$12.80
Granted	79,456	11.50
Vested	(25,153)	12.73
Forfeited, expired or cancelled	(1,748)	13.18
Outstanding, June 30, 2012	124,299	$11.97	2.76

For the three and six months ended June 30, 2012, the Company recognized $196 thousand and $327 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $72 thousand and $249 thousand for the same periods a year ago, respectively.  As of June 30 2012, there was $1.4 million of total unrecognized compensation costs related to nonvested RSUs.

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2012 and December 31, 2011:

(dollars in thousands)	Fair value at June 30, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$81,468	$-	$81,468
U.S. Treasuries	-	15,042	-	15,042
Pass-through securities	-	149,156	-	149,156
Taxable state and political subdivisions	-	10,143	-	10,143
Tax exempt state and political subdivisions	-	44,876	-	44,876
Corporate obligations	-	10,361	-	10,361
Agency-issued collateralized mortgage obligations	-	9,627	-	9,627
Investments in mutual funds and other equities	-	2,004	-	2,004
Total	$-	$322,677	$-	$322,677

There were no transfers between Level 1 and Level 2 during the six months ended June 30, 2012.

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$76,574	$-	$76,574
U.S. Treasuries	-	42,597	-	42,597
Pass-through securities	-	117,398	-	117,398
Taxable state and political subdivisions	-	9,758	-	9,758
Tax exempt state and political subdivisions	-	37,335	-	37,335
Corporate obligations	-	10,287	-	10,287
Investments in mutual funds and other equities	-	2,006	-	2,006
Total	$-	$295,955	$-	$295,955

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair value at June 30, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,713	$44,713	$(6,483)
Non-covered other real estate owned (2)	-	-	4,414	4,414	(549)
Covered other real estate owned (2)	-	-	23,000	23,000	-
Total	$-	$-	$72,127	$72,127	$(7,032)

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,845	$44,845	$(8,182)
Non-covered other real estate owned (2)	-	-	1,976	1,976	(272)
Covered other real estate owned (2)	-	-	26,622	26,622	-
Total	$-	$-	$73,443	$73,443	$(8,454)

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Fair Value Measurements (continued)

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument for which a non-recurring change in fair value has been recorded:

Non-covered impaired loans: A loan is considered impaired when, based upon currently known information, it is deemed probable that the Company will be unable to collect all amounts due as scheduled according to the original terms of the agreement.  Non-covered impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, based on the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.

The Company generally obtains appraisals for collateral dependent loans on an annual basis.  Depending on the loan, the Company may obtain appraisals more frequently than 12 months, particularly if the credit is deteriorating.  If the loan is performing and market conditions are stable, the Company may not obtain appraisals on an annual basis. This policy does not vary by loan type.

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a level 3 classification of the inputs for determining fair value.  For the period ended June 30, 2012, non-covered impaired loans totaling $5.8 million had adjustments to appraisals, based on unobservable inputs, ranging from 15% to 57%, with a weighted average adjustment of 30%.

In the rare case where an appraisal is not available, the Company consults with third party industry specific experts for estimates as well as relies upon the Company’s market knowledge and expertise.

Non-covered and covered other real estate owned: Non-covered and covered other real estate owned includes properties acquired through foreclosure. These properties are recorded at the lower of cost or estimated fair value, less estimated cost to sell, based on periodic evaluations.

The Company deducts 10% of the appraised value for selling costs on non-covered and covered other real estate owned.  If the property has been actively listed for sale for more than nine months and has had limited interest, the Company will typically reduce the fair value further based upon input from third party industry experts and knowledgeable management and may include adjustments for outdated appraisals (Level 3).

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11) Fair Value Measurements (continued)

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at June 30, 2012 and December 31, 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities defined by the Codification (ASC 820-10-15-1A), such as Bank premises and equipment, deferred taxes and other liabilities.  In addition, the Company has not disclosed the fair value of financial instruments specifically excluded from disclosure requirements of the Financial Instruments Topic of the Codification (ASC 825-10-50-8), such as Bank-owned life insurance policies.

(dollars in thousands)	June 30, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$22,871	$22,871	$22,871	$-	$-
Interest-bearing deposits	95,111	95,111	95,111	-	-
Investment securities available for sale	322,677	322,677	-	322,677
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	12,521	12,521	-	12,521	-
Non-covered loans	814,826	803,435	-	-	803,435
Covered loans	242,724	280,966	-	-	280,966
Bank owned life insurance	17,628	17,628	17,628	-	-
FDIC indemnification asset	54,867	28,098	-	-	28,098

Financial liabilities:
Deposits	1,449,910	1,452,921	-	-	1,452,921
Junior subordinated debentures	25,774	12,157	-	-	12,157

(dollars in thousands)	December 31, 2011
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,399	$25,399	$25,399	$-	$-
Interest-bearing deposits	80,514	80,514	80,514	-	-
Investment securities available for sale	295,955	295,955	-	295,955	-
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	22,421	22,421	-	22,421	-
Non-covered loans	812,830	796,663	-	-	796,663
Covered loans	269,081	304,145	-	-	304,145
Bank owned life insurance	17,513	17,513	17,513	-	-
FDIC indemnification asset	65,586	41,041	-	-	41,041

Financial liabilities:
Deposits	1,466,344	1,471,615	-	-	1,471,615
Junior subordinated debentures	25,774	9,802	-	-	9,802

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

Investment Securities: Fair values of investment securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, or broker indicative bids, when market quotes are not readily accessible or available.

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

Bank Owned Life Insurance: Fair values of insurance policies owned are based on the insurance contract’s cash surrender value.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2012. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of June 30, 2012.  At June 30, 2012, the commitments under these agreements totaled $1.6 million.

At June 30, 2012, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at June 30, 2012 and December 31, 2011.

(13) Subsequent Events

On July 26, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of August 6, 2012, payable on August 21, 2012.

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

The Company’s strategy is one of value-added growth.  Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, is currently the most appropriate path to providing good value for its shareholders.  Prior to 2010, the Company’s growth had been achieved organically.  On April 16, 2010 and September 24, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank and North County Bank, respectively, from the Federal Deposit Insurance Corporation (“FDIC”) in FDIC-assisted transactions.

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

Executive Overview

Significant items for the second quarter of 2012 were as follows:

•
Net income available to common shareholders per diluted share was $0.18 and $0.49 for the three and six months ended June 30, 2012, compared to $0.26 and $0.45 for the three and six months ended June 30, 2011, respectively.

•	Net interest margin, on a tax equivalent basis, was 5.67% and 5.74% for the three and six months ended June 30, 2012, respectively, compared to 5.39% and 5.41% for the same periods a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $797.3 million at June 30, 2012, compared to $794.8 million at December 31, 2011.

•	Nonperforming non-covered assets to total assets improved to 1.30% at June 30, 2012, compared to 1.44% at December 31, 2011.

•
Total risk-based capital for the Company was 19.79% at June 30, 2012, compared to 19.73% at December 31, 2011.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share increased to $10.97 at June 30, 2012, compared to $10.67 at December 31, 2011.

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

Results of Operations Overview

For the three months ended June 30, 2012, net income available to common shareholders totaled $2.8 million, or $0.18 per diluted common share, compared to net income available to common shareholders of $4.0 million, or $0.26 per diluted common share, for the same period a year ago.  The decrease in net income available to common shareholders for the period was primarily attributable to the increase in expenses associated with the covered loan portfolio.  For the three months ended June 30, 2012, the FDIC indemnification asset was written down $3.1 million and there was a $1.1 million adjustment to the FDIC clawback liability.  For the same period a year ago, the FDIC indemnification asset was written down $1.7 million and there was no FDIC clawback liability recorded.

Net income available to common shareholders increased to $7.6 million, or $0.49 per diluted common share, for the six months ended June 30, 2012, compared to $7.0 million, or $0.45 per diluted common share, for the six months ended June 30, 2011.  The increase in net income available to common shareholders for the period was primarily attributable to the decrease in provision for loan losses for non-covered loans and the decrease in preferred dividends, partially offset by the increase in the amortization of the FDIC indemnification asset.  For the six months ended June 30, 2012, the provision for loan losses for non-covered loans totaled $4.4 million, compared to $6.0 million for the same period a year ago.  The Company did not pay dividends on the preferred stock for the six months ended June 30, 2012, as the Company redeemed all of the outstanding shares of preferred stock during the first quarter of 2011.  For the six months ended June 30, 2011, the Company paid dividends on preferred stock totaling $1.1 million.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
GAAP earnings available to common shareholders	$2,847	$4,012	$7,620	$7,004
Provision for income tax	1,173	1,745	3,344	3,632
GAAP earnings available to common shareholders
before provision for income tax	4,020	5,757	10,964	10,636
Adjustments to GAAP earnings available to common shareholders
Merger related expenses	-	135	-	254
Accelerated accretion of remaining preferred stock discount	-	-	-	1,046
Operating earnings before tax	4,020	5,892	10,964	11,936
Provision for income tax	1,173	1,792	3,344	3,721
Net operating earnings	$2,847	$4,100	$7,620	$8,215

Diluted GAAP earnings per common share	$0.18	$0.26	$0.49	$0.45
Diluted operating earnings per common share	$0.18	$0.27	$0.49	$0.53

Fully tax-equivalent net interest income and fully tax-equivalent net interest margin are non-GAAP performance measurements that management believes provides investors with a more accurate picture of the Company's operational performance and is consistent with industry practice. The calculation involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

Neither fully tax-equivalent net interest income nor fully tax-equivalent net interest margin should be considered in isolation nor as a substitute for net interest income or net interest margin or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates fully tax-equivalent net interest income and fully tax-equivalent net interest margin may differ from that of other companies reporting measures with similar names.

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
GAAP net interest income	$20,889	$19,488	$42,191	$38,775
Tax-equivalent adjustment	277	255	542	506
Tax-equivalent net interest income	$21,166	$19,743	$42,733	$39,281

Average interest earning assets	1,501,373	1,468,594	1,497,348	1,465,539
Net interest margin	5.60%	5.32%	5.67%	5.34%
Tax-equivalent net interest margin	5.67%	5.39%	5.74%	5.41%

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	June 30, 2012	December 31, 2011
Total shareholders' equity	$175,753	$170,820
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(6,285)	(6,539)
Tangible common equity	$169,468	$164,281

Total assets	$1,663,880	$1,670,682
Adjustments to total assets
Goodwill and other intangible assets, net	(6,285)	(6,539)
Tangible assets	$1,657,595	$1,664,143

Common shares outstanding at end of period	15,446,221	15,398,197
Tangible common equity ratio	10.22%	9.87%
Tangible book value per common share	$10.97	$10.67

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$825,779	$11,746	5.72%	$833,562	$12,718	6.12%
Covered loans	248,079	9,382	15.21%	319,839	8,487	10.64%
Federal funds sold	-	-	0.00%	1,260	1	0.18%
Interest-bearing deposits	99,484	68	0.27%	114,708	65	0.23%
Investments
Taxable	285,784	1,387	1.95%	174,794	808	1.86%
Non-taxable (2)	42,247	420	4.00%	24,431	333	5.46%
Interest-earning assets	1,501,373	23,003	6.16%	1,468,594	22,412	6.12%
Noninterest-earning assets	170,452			212,205
Total assets	$1,671,825			$1,680,799

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$602,616	$336	0.22%	$575,616	$662	0.46%
Savings	102,106	26	0.10%	94,842	53	0.23%
Time deposits	512,760	1,342	1.05%	622,897	1,833	1.18%
Total interest-bearing deposits	1,217,482	1,704	0.56%	1,293,355	2,548	0.79%
Federal funds purchased	244	-	0.00%	-	-	0.00%
Junior subordinated debentures	25,774	133	2.08%	25,774	121	1.89%
Total interest-bearing liabilities	1,243,500	1,837	0.60%	1,319,129	2,669	0.81%

Noninterest-bearing deposits	242,784			196,872
Other liabilities	10,976			6,194
Total liabilities	1,497,260			1,522,195
Total shareholders' equity	174,565			158,604
Total liabilities and
shareholders' equity	$1,671,825			$1,680,799
Net interest income/spread		$21,166	5.56%		$19,743	5.31%
Credit for interest-bearing funds			0.11%			0.08%
Net interest margin (2)			5.67%			5.39%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%.  These adjustments totaled $277 thousand and $255 thousand for the three months ended June 30, 2012 and 2011, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

(dollars in thousands)	Six Months Ended June 30,
	2012			2011
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$826,153	$23,632	5.75%	$834,593	$25,489	6.16%
Covered loans	255,329	19,250	15.16%	336,606	16,808	10.07%
Federal funds sold	-	-	0.00%	1,047	1	0.20%
Interest-bearing deposits	91,593	119	0.26%	93,644	110	0.24%
Investments
Taxable	284,015	2,743	1.94%	176,181	1,601	1.83%
Non-taxable (2)	40,258	807	4.03%	23,468	652	5.60%
Interest-earning assets	1,497,348	46,551	6.25%	1,465,539	44,661	6.15%
Noninterest-earning assets	171,363			218,507
Total assets	$1,668,711			$1,684,046

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$603,047	$731	0.24%	$567,748	$1,383	0.49%
Savings	101,511	52	0.10%	95,506	117	0.25%
Time deposits	522,521	2,766	1.06%	638,124	3,639	1.15%
Total interest-bearing deposits	1,227,079	3,549	0.58%	1,301,378	5,139	0.80%
Federal funds purchased	122	-	0.00%	-	-	0.00%
Junior subordinated debentures	25,774	269	2.10%	25,774	241	1.89%
Total interest-bearing liabilities	1,252,975	3,818	0.61%	1,327,152	5,380	0.82%

Noninterest-bearing deposits	232,702			191,921
Other liabilities	9,764			6,105
Total liabilities	1,495,441			1,525,178
Total shareholders' equity	173,270			158,868
Total liabilities and
shareholders' equity	$1,668,711			$1,684,046
Net interest income/spread		$42,733	5.64%		$39,281	5.33%
Credit for interest-bearing funds			0.10%			0.08%
Net interest margin (2)			5.74%			5.41%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%.  These adjustments totaled $542 thousand and $506 thousand for the six months ended June 30, 2012 and 2011, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $21.2 million for the second quarter of 2012, compared to $19.7 million for the second quarter of 2011.  Changes in net interest income during the second quarter of 2012 reflect a $591 thousand increase in interest income on interest-earning assets primarily related to rate increases on covered loans and an increase in volume of taxable investments.  Additionally, interest expense on interest-bearing liabilities decreased $832 thousand during the period and was primarily due to the decrease in rates on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.67% for the second quarter of 2012, compared to 5.39% for the same period a year ago.  The yield on interest-earning assets was 6.16% for the three months ended June 30, 2012, an increase of 4 basis points as compared to the same period in 2011.  This increase was primarily attributable to the increase in average yield on covered loans during the period.  For the same period, the average yield on non-covered loans decreased 40 basis points to 5.72% from 6.12% due to lower yields in nearly every category of non-covered loans.  The average rate on interest-bearing liabilities was 0.60% for the three months ended June 30, 2012, a decrease of 21 basis points as compared to the same period in 2011. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

For the six months ended June 30, 2012, taxable-equivalent net interest income totaled $42.7 million, compared to $39.3 million for the same period a year ago.  Changes in net interest income during the first half of 2012 reflect a $1.9 million increase in interest income on interest-earning assets and a $1.6 million decrease in interest expense on interest-bearing liabilities.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.74% for the six months ended June 30, 2012, compared to 5.41% for the same period a year ago.  The yield on interest-earning assets was 6.25% for the six months ended June 30, 2012, an increase of 10 basis points as compared to the same period in 2011.  This increase was primarily attributable to the increase in average yield on covered loans for the period.  For the same period, the average yield on non-covered loans decreased 41 basis points to 5.75% from 6.16% due to lower yields in nearly every category of non-covered loans.  The average rate on interest-bearing liabilities was 0.61% for the six months ended June 30, 2012, a decrease of 21 basis points as compared to the same period in 2011. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits, particularly NOW and money market accounts.

Due to the current low interest rate environment, together with the projected reduction in higher yielding covered loans, management expects net interest income and net interest margin will decline in future quarters.

The following table details the effects of changes in rates and volume for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2012 compared to 2011			2012 compared to 2011
	Increase (decrease) due to (2):			Increase (decrease) due to (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$(121)	$(851)	$(972)	$(247)	$(1,610)	$(1,857)
Covered loans	(981)	1,876	895	(2,232)	4,674	2,442
Federal funds sold	(1)	-	(1)	(1)	-	(1)
Interest-bearing deposits	(6)	9	3	(3)	12	9
Investments (1)
Taxable	539	40	579	1,040	102	1,142
Non-taxable	138	(51)	87	255	(100)	155
Interest-earning assets	$(432)	$1,023	$591	$(1,188)	$3,078	$1,890

Liabilities
Deposits:
NOW accounts and money market	$29	$(355)	$(326)	$82	$(734)	$(652)
Savings	3	(30)	(27)	7	(72)	(65)
Time deposits	(304)	(187)	(491)	(619)	(254)	(873)
Total interest-bearing deposits	(272)	(572)	(844)	(530)	(1,060)	(1,590)
Junior subordinated debentures	-	12	12	-	28	28
Total interest-bearing liabilities	$(272)	$(560)	$(832)	$(530)	$(1,032)	$(1,562)

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

For the three and six months ended June 30, 2012 the Company recorded a $2.4 million and $4.4 million provision for non-covered loan losses, compared to $3.0 million and $6.0 million for the same periods a year ago.  Net charge-offs for the three and six months ended June 30, 2012 were $2.8 million and $4.8 million, compared to $2.8 million and $5.4 million for the same periods in 2011.  At June 30, 2012 and 2011, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.16% and 2.34%, respectively.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company’s Bank Owned Life Insurance (“BOLI”) policies. The following table presents the key components of noninterest income for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Six Months Ended		Three Month	Six Month
	June 30,		June 30,		Change	Change
	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
Service charges and fees	$921	$965	$1,814	$1,928	$(44)	$(114)
Electronic banking income	1,012	824	1,908	1,517	188	391
Investment products	367	383	729	605	(16)	124
Gain on sale of investment securities, net	-	-	342	-	-	342
Bank owned life insurance income	55	81	115	161	(26)	(46)
Income from the sale of mortgage loans	776	204	1,481	542	572	939
SBA premium income	105	151	192	272	(46)	(80)
Change in FDIC indemnification asset	(3,145)	(1,728)	(6,136)	(3,044)	(1,417)	(3,092)
Gain on disposition of covered assets	556	785	1,185	3,055	(229)	(1,870)
Other	341	957	655	1,318	(616)	(663)
Total noninterest income	$988	$2,622	$2,285	$6,354	$(1,634)	$(4,069)

▪	Electronic banking income increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.

▪	Gain on sale of investment securities, net represents the net gain recognized on the sale of four available for sale investment securities during the first quarter of 2012.

▪
Income from the sale of mortgage loans increased due to the increase in sales volume of loans held for sale.  For the three and six months ended June 30, 2012, proceeds from the sale of loans held for sale totaled $43.3 million and $96.7 million, compared to $21.4 million and $61.9 million for the same periods a year ago.

▪
Change in FDIC indemnification asset represents the amortization of the FDIC indemnification asset. Based upon the collections made on the indemnification asset and subsequent revaluations of the estimated remaining cash flows, amortization was required to reduce the asset over the remaining term.

▪
Gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.   The gain on disposition of covered assets is expected to continue to decline as the balance of covered assets decrease.  At June 30, 2012, covered assets totaled $264.7 million, compared to $331.2 million a year ago.

▪
Other noninterest income decrease was primarily attributable to the $670 thousand gain generated from the sale of the merchant card processing portfolio to a new provider in the second quarter of 2011.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Six Months Ended		Three Month	Six Month
	June 30,		June 30,		Change	Change
	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
Salaries and benefits	$7,242	$6,909	$14,576	$13,728	$333	$848
Occupancy and equipment	1,659	1,571	3,388	3,238	88	150
Office supplies and printing	425	470	838	902	(45)	(64)
Data processing	536	502	1,064	972	34	92
Consulting and professional fees	273	201	516	645	72	(129)
Intangible amortization	128	158	254	315	(30)	(61)
Merger related expenses	-	135	-	254	(135)	(254)
FDIC premiums	317	561	653	1,150	(244)	(497)
FDIC clawback liability adjustment	1,098	-	1,138	-	1,098	1,138
Non-covered OREO and repossession expenses, net	739	341	1,113	641	398	472
Covered OREO and repossession expenses, net	578	349	1,152	1,119	229	33
Other	2,114	2,474	4,072	4,763	(360)	(691)
Total noninterest expense	$15,109	$13,671	$28,764	$27,727	$1,438	$1,037

▪
Salaries and benefits increased primarily due to increases in loan commissions and insurance expense.  Additionally, the six month change was impacted by the $500 thousand bonus accrual recorded in the first quarter of 2012.

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

▪
FDIC clawback liability expense represents the Bank’s provision for the estimated liabilities under the provisions of the loss sharing arrangements under the Purchase and Assumption Agreements entered into with the FDIC for the acquisitions of City Bank on April 16, 2010 and North County Bank on September 24, 2010.  Approximately ten years following the respective acquisition dates, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level per the Agreements.

▪
Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.

▪
Other noninterest expense was primarily affected by decreases in advertising expense and Business and Occupation (B&O) tax.  During the first quarter of 2011, the Bank paid the B&O tax on the bargain purchase gain on acquisition recognized during the third quarter of 2010.

Income Taxes: The Company’s consolidated effective tax rates for the three and six months ended June 30, 2012, were 29.2% and 30.5%, respectively, compared to 30.3% and 31.0% for the same periods a year ago. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at June 30, 2012, were $1.66 billion, compared to $1.67 billion at December 31, 2011.  For the period, investment securities increased $26.7 million and total non-covered loans, net of allowance for loan losses, increased $2.5 million.  Total shareholders’ equity was $175.8 million at June 30, 2012, compared to $170.8 million at December 31, 2011, an increase of $5.0 million.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income.  The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity.   At June 30, 2012, total investment securities increased $26.7 million to $322.7 million, compared to $296.0 million at December 31, 2011.  The increase was primarily attributable to the Company actively purchasing investment securities during the first half of 2012 as it continues to deploy funds acquired from the City Bank and North County Bank acquisitions, as well as, funds generated through the resolution of acquired assets.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	June 30, 2012	December 31, 2011
U.S. government agencies	$81,468	$76,574
U.S. Treasuries	15,042	42,597
Pass-through securities	149,156	117,398
State and political subdivisions	55,019	47,093
Corporate obligations	10,361	10,287
Agency-issued collateralized mortgage obligations	9,627	-
Investments in mutual funds and other equity securities	2,004	2,006
Total investment securities available for sale	$322,677	$295,955

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $797.3 million at June 30, 2012, compared to $794.8 million at December 31, 2011. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Commercial	$158,087	19.4%	$150,386	18.5%
Real estate mortgages:
One-to-four family residential	37,700	4.6%	40,331	5.0%
Multi-family and commercial	382,502	47.1%	370,782	45.7%
Total real estate mortgages	420,202	51.7%	411,113	50.7%

Real estate construction:
One-to-four family residential	49,678	6.1%	58,810	7.3%
Multi-family and commercial	29,904	3.7%	31,546	3.9%
Total real estate construction	79,582	9.8%	90,356	11.2%

Consumer:
Indirect	78,699	9.7%	80,396	9.9%
Direct	76,390	9.4%	78,726	9.7%
Total consumer	155,089	19.1%	159,122	19.6%
Subtotal	812,960	100.0%	810,977	100.0%
Deferred loan costs, net	1,866		1,853
Allowance for loan losses	(17,565)		(18,032)
Total non-covered loans	$797,261		$794,798

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012	December 31, 2011
Non-covered nonperforming loans	17,165	22,100
Non-covered other real estate owned	4,414	1,976
Total non-covered nonperforming assets	$21,579	$24,076

Restructured Loans (1)	$31,794	$26,493

Total non-covered impaired loans	$48,959	$48,593
Non-covered accruing loans past due 90
days or more	$-	$-
Non-covered potential problem loans (2)	$2,791	$2,179
Allowance for loan losses	$17,565	$18,032

Non-covered nonperforming loans to total gross
non-covered loans	2.11%	2.72%
Allowance for loan losses to total gross non-covered loans	2.16%	2.22%
Allowance for loan losses to total non-covered
nonperfoming loans	102.33%	81.59%
Non-covered nonperforming assets to total assets	1.30%	1.44%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at June 30, 2012:

(dollars in thousands)	Island County	King County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total Non-Covered NPA by loan type

Commercial loans	$-	$-	$285	$727	$854	$304	$2,170	10.06%
Real estate mortgage loans:
One-to-four family residential	103	-	-	164	-	794	1,061	4.92%
Multi-family and commercial	902	456	676	1,103	248	92	3,477	16.11%
Real estate construction loans:
One-to-four family residential	1,679	-	-	5,524	-	2,702	9,905	45.90%
Multi-family and commercial	25	-	-	-	98	-	123	0.56%
Consumer loans:
Direct	199	-	-	230	-	-	429	1.99%
Other Real Estate Owned	1,088	933	-	1,649	475	269	4,414	20.46%
Total	$3,996	$1,389	$961	$9,397	$1,675	$4,161	$21,579	100.00%

Percent of total non-covered NPA
by location	18.52%	6.44%	4.45%	43.55%	7.76%	19.28%	100.00%

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at June 30, 2012 and December 31, 2011:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,471	19.4%	$4,034	18.5%
Real estate mortgage	5,844	51.7%	6,500	50.7%
Real estate construction	3,983	9.8%	4,046	11.2%
Consumer	3,267	19.1%	3,452	19.6%
Total	$17,565	100.0%	$18,032	100.0%

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three and six months ended June 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Balance at beginning of period	$17,993	$19,238	$18,032	$18,812
Provision for non-covered loan losses	2,350	3,000	4,350	6,000
Charge-offs:
Commercial	(391)	(688)	(976)	(1,157)
Real estate mortgage	(2,004)	(2,045)	(2,565)	(3,330)
Real estate construction	(133)	(144)	(733)	(144)
Consumer
Direct	(292)	(115)	(488)	(912)
Indirect	(135)	(277)	(426)	(625)
Total charge-offs	(2,955)	(3,269)	(5,188)	(6,168)

Recoveries:
Commercial	14	106	33	187
Real estate mortgage	26	39	44	127
Real estate construction	1	1	3	2
Consumer
Direct	27	46	47	65
Indirect	109	246	244	382
Total recoveries	177	438	371	763
Net charge-offs	(2,778)	(2,831)	(4,817)	(5,405)
Balance at end of period	$17,565	$19,407	$17,565	$19,407

Deposits: Total deposits decreased $16.4 million for the period ended June 30, 2012, compared to December 31, 2011.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$235,486	16.2%	$219,250	15.0%	$16,236
NOW accounts	311,856	21.5%	276,288	18.8%	35,568
Money market	297,345	20.5%	327,256	22.3%	(29,911)
Savings	102,803	7.1%	99,882	6.8%	2,921
Time deposits	502,420	34.7%	543,668	37.1%	(41,248)
Total deposits	$1,449,910	100.0%	$1,466,344	100.0%	$(16,434)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	June 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	24,704	65.1%	24,704	75.1%
CDARS deposits	13,226	34.9%	8,174	24.9%
Total wholesale deposits	$37,930	100.0%	$32,878	100.0%

Wholesale deposits to total deposits	2.6%		2.2%

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

Borrowings: At June 30, 2012 and December 31, 2011, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At June 30, 2012, the Company had no outstanding overnight borrowings, with an unused line of credit of $124.0 million, subject to certain collateral and stock requirements.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at June 30, 2012.  Available borrowings under these lines of credit totaled $35.0 million at June 30, 2012.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at June 30, 2012, with an unused line of credit of $22.7 million.

•
Junior Subordinated Debentures: Washington Banking Master Trust (the “Master Trust”), a wholly-owned subsidiary of the Company, issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $5.0 million to $175.8 million at June 30, 2012, from $170.8 million at December 31, 2011. The increase in shareholders’ equity was primarily attributable to net income available to common shareholders of $7.6 million partially reduced by $4.0 million in cash dividends on common stock during the six months ended June 30, 2012.

On July 26, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share to shareholders of record as of August 6, 2012, payable on August 21, 2012.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2012 and December 31, 2011:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	June 30, 2012	December 31, 2011
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.79%	19.73%
Whidbey Island Bank	8.00%	10.00%	19.16%	19.09%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	18.53%	18.47%
Whidbey Island Bank	4.00%	6.00%	17.91%	17.84%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	11.44%	11.16%
Whidbey Island Bank	4.00%	5.00%	11.04%	10.77%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $33.5 million for the six months ended June 30, 2012.  For the same period, net cash used in investing activities was $1.2 million.  Purchases of available for sale investment securities accounted for $74.9 million, which was partially offset by $48.7 million in maturities, calls and principal payments of investment securities and mortgage-backed securities.  Net cash used in financing activities was $20.2 million for the six months ended June 30, 2012, and primarily consisted of the net decrease in deposits of $16.4 million and the $4.0 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At June 30, 2012 and December 31, 2011, the Company’s commitments under letters of credit and financial guarantees amounted to $1.6 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2011.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2011 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting
There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.  These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Proposed rules will increase capital requirements.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rules will become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019.

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

101.INSXBRL Instance Document **
101.SCHXBRL Taxonomy Extension Scheme Document **
101.CALXBRL Taxonomy Extension Calculation Linkbase Document **
101.DEFXBRL Taxonomy Extension Definition Linkbase Document **
101.LABXBRL Taxonomy Extension Label Linkbase Document **
101.PREXBRL Taxonomy Extension Presentation Linkbase Document **

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

WASHINGTON BANKING COMPANY

Date: August 8, 2012	By: /s/ John L.Wagner
John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2012	By: /s/ Richard A. Shields
Richard A. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)