Form 10-Q
period 2012-09-30
WASHINGTON BANKING CO
filed 2012-11-08
CIK 1058690

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at November 1, 2012 was 15,453,497

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Financial Condition (unaudited)

(Dollars in thousands, except per share data)

	September 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$30,885	$25,399
($13,960 and $653, respectively, are restricted)
Interest-bearing deposits	84,570	80,514
Federal funds sold	670	-
Total cash, restricted cash and cash equivalents	116,125	105,913
Investment securities available for sale, at fair value	353,881	295,955
Federal Home Loan Bank stock	7,509	7,576
Loans held for sale	15,139	22,421
Non-covered loans, net of allowance for loan losses	808,040	794,798
Covered loans, net of allowance for loan losses	231,517	268,211
Total loans	1,039,557	1,063,009
Premises and equipment, net	36,896	37,492
Bank owned life insurance	17,671	17,513
Goodwill and other intangible assets, net	6,156	6,539
Non-covered other real estate owned	4,080	1,976
Covered other real estate owned	18,811	26,622
FDIC indemnification asset	44,713	65,586
Other assets	19,588	20,080
Total assets	$1,680,126	$1,670,682
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$252,484	$219,250
Interest-bearing	1,205,746	1,247,094
Total deposits	1,458,230	1,466,344
Junior subordinated debentures	25,774	25,774
Other liabilities	15,155	7,744
Total liabilities	1,499,159	1,499,862
Commitments and contingencies (See Note 12)
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized;
15,451,307 and 15,398,197 shares issued and outstanding
at September 30, 2012 and December 31, 2011, respectively	85,381	84,564
Retained earnings	89,966	83,107
Accumulated other comprehensive income	5,620	3,149
Total shareholders' equity	180,967	170,820
Total liabilities and shareholders' equity	$1,680,126	$1,670,682

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Income (unaudited)

(Dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Interest and fees on non-covered loans	$11,644	$12,466	$35,010	$37,670
Interest and fees on covered loans	8,998	8,614	28,248	25,422
Interest on taxable investment securities	1,238	1,123	3,981	2,724
Interest on tax-exempt investment securities	311	220	842	649
Other	71	89	190	200
Total interest income	22,262	22,512	68,271	66,665
Interest expense:
Interest on deposits	1,575	2,310	5,124	7,449
Interest on junior subordinated debentures	135	120	404	361
Total interest expense	1,710	2,430	5,528	7,810
Net interest income	20,552	20,082	62,743	58,855
Provision for loan losses, non-covered loans	1,250	2,500	5,600	8,500
Provision (recovery) of loan losses, covered loans	-	-	398	(318)
Net interest income after provision for loan losses	19,302	17,582	56,745	50,673
Noninterest income:
Service charges and fees	886	956	2,700	2,884
Electronic banking income	820	838	2,728	2,355
Investment products	335	230	1,064	835
Gain on sale of investment securities, net	345	-	687	-
Bank owned life insurance income	43	84	158	245
Income from the sale of mortgage loans	1,146	215	2,627	757
SBA premium income	126	103	318	375
Change in FDIC indemnification asset	(2,762)	(2,586)	(8,898)	(5,630)
Gain on disposition of covered assets	125	1,119	1,310	4,104
Other	294	472	949	1,860
Total noninterest income	1,358	1,431	3,643	7,785
Noninterest expense:
Salaries and benefits	7,741	7,310	22,317	21,038
Occupancy and equipment	1,738	1,660	5,126	4,898
Office supplies and printing	378	385	1,216	1,287
Data processing	539	446	1,603	1,418
Consulting and professional fees	194	202	710	847
Intangible amortization	129	160	383	475
Merger related expenses	-	70	-	324
FDIC premiums	314	319	967	1,469
FDIC clawback liability adjustment	247	-	1,385	-
Non-covered OREO and repossession expenses, net	398	559	1,511	1,199
Covered OREO and repossession expenses, net	122	501	1,274	1,620
Other	1,863	2,195	5,935	6,957
Total noninterest expense	13,663	13,807	42,427	41,532
Income before provision for income tax	6,997	5,206	17,961	16,926
Provision for income tax	2,359	1,581	5,703	5,213
Net income before preferred dividends	4,638	3,625	12,258	11,713
Preferred stock dividends and discount accretion	-	-	-	1,084
Net income available to common shareholders	$4,638	$3,625	$12,258	$10,629
Net income available per common share, basic	$0.30	$0.24	$0.80	$0.69
Net income available per common share, diluted	$0.30	$0.24	$0.79	$0.69
Average number of common shares outstanding, basic	15,413,000	15,343,000	15,418,000	15,339,000
Average number of common shares outstanding, diluted	15,446,000	15,391,000	15,453,000	15,421,000

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Comprehensive Income (unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income before preferred dividends	$4,638	$3,625	$12,258	$11,713

Investment securities available for sale:
Unrealized gains arising in period	2,939	3,632	4,489	4,580
Reclassification adjustment for net gains realized in earnings	(345)	-	(687)	-
Other comprehensive income before income tax provision	2,594	3,632	3,802	4,580
Income tax provision	908	1,272	1,331	1,604
Other comprehensive income, net	1,686	2,360	2,471	2,976
Total comprehensive income	$6,324	$5,985	$14,729	$14,689

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Shareholders’ Equity (unaudited)

(Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income	equity
Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$193	$182,098
Comprehensive income:
Net income	-	-	-	11,713	-	11,713
Other comprehensive income, net	-	-	-	-	2,976	2,976
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued
to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividends and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.15 per share	-	-	-	(2,300)	-	(2,300)
Stock-based compensation expense	-	-	453	-	-	453
Issuance of common stock under stock plans	-	36	113	-	-	113
Tax benefit associated with stock awards	-	-	4	-	-	4
Balance at September 30, 2011	$-	15,357	$84,209	$79,636	$3,169	$167,014

Balance at December 31, 2011	$-	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	-	-	-	12,258	-	12,258
Other comprehensive income, net	-	-	-	-	2,471	2,471
Cash dividends on common stock,
$0.35 per share	-	-	-	(5,399)	-	(5,399)
Stock-based compensation expense	-	-	591	-	-	591
Issuance of common stock under stock plans	-	53	205	-	-	205
Tax benefit associated with stock awards	-	-	21	-	-	21
Balance at September 30, 2012	$-	15,451	$85,381	$89,966	$5,620	$180,967

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$12,258	$11,713
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	1,721	560
Depreciation	1,795	1,534
Intangible amortization	383	475
Provision for loan losses, non-covered loans	5,600	8,500
Provision (recovery) of loan losses, covered loans	398	(318)
Earnings on bank owned life insurance	(158)	(245)
Net gain on sale of investment securities	(687)	-
Net loss (gain) on sale of premises and equipment	10	(81)
Net loss (gain) on sale of non-covered other real estate owned	47	(76)
Net gain on sale of covered other real estate owned	(2,367)	(2,900)
Net gain on sales of loans held for sale	(2,627)	(757)
Origination of loans held for sale	(146,063)	(83,959)
Proceeds from sales of loans held for sale	155,972	85,354
Valuation adjustment on non-covered other real estate owned	678	53
Valuation adjustment on covered other real estate owned	2,902	-
Deferred taxes	3,084	2,132
Change in FDIC indemnification asset	8,898	5,630
Stock-based compensation	591	453
Excess tax benefit from stock-based compensation	(21)	(4)
Net change in assets and liabilities:
Net decrease in other assets	3,904	13,298
Net increase in other liabilities	7,411	1,293
Net cash provided by operating activities	53,729	42,655

Cash flows from investing activities:
Purchases of investment securities, available for sale	(133,580)	(144,976)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	78,422	70,480
Redemption of Federal Home Loan Bank stock	67	-
Net decrease in non-covered loans and covered loans	8,849	77,859
Purchases of premises and equipment	(1,218)	(1,277)
Proceeds from the sale of premises and equipment	9	464
Proceeds from sale of non-covered other real estate owned	1,467	4,793
Proceeds from sale of covered other real estate owned	15,754	27,197
Capitalization of covered other real estate owned improvements	-	(746)
Net cash (used in) provided by investing activities	$(30,230)	$33,794

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY

AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows (continued) (unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from financing activities:
Net decrease in deposits	$(8,114)	$(12,072)
Redemption of preferred stock	-	(26,380)
Repurchase of common stock warrant	-	(1,625)
Proceeds from exercise of stock options	205	113
Excess tax benefits from stock-based compensation	21	4
Dividends paid on preferred stock	-	(38)
Dividends paid on common stock	(5,399)	(2,300)
Net cash used in financing activities	(13,287)	(42,298)

Net change in cash and cash equivalents	10,212	34,151
Cash, restricted cash and cash equivalents at beginning of period	105,913	81,687
Cash, restricted cash and cash equivalents at end of period	$116,125	$115,838

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,742	$7,973
Income taxes	$1,000	$5,900

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$2,471	$2,976
Transfer of non-covered loans to non-covered other real estate owned	$4,296	$3,118
Transfer of covered loans to covered other real estate owned	$8,478	$19,558

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2012 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change relate to the allowance for loan losses, acquired loans, the FDIC indemnification asset and stock-based compensation.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-03, Reconsideration of Effective Control for Repurchase Agreements. The ASU amends existing guidance to remove from the assessment of effective control, the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee and, as well as, the collateral maintenance implementation guidance related to that criterion. ASU No. 2011-03 is effective for the Company’s reporting period beginning on or after December 15, 2011. The guidance applies prospectively to transactions or modification of existing transactions that occur on or after the effective date and early adoption is not permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In April 2011, the FASB issued ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The ASU amends existing guidance regarding the highest and best use and valuation premise by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets.  The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. The provisions of ASU No. 2011-04 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied prospectively. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income. The ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The provisions do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented.  The provisions of ASU No. 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011 and are applied retrospectively. Early adoption was permitted and there are no required transition disclosures.  In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The ASU defers indefinitely the requirement to present reclassification adjustments and the effect of those reclassification adjustments on the face of the financial statements where net income is presented, by component of net income, and on the face of the financial statements where other comprehensive income is presented, by component of other comprehensive income.   The adoption of the ASUs did not have a material impact on the Company’s consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements (continued)

In September 2011, the FASB issued ASU No. 2011-08, Testing Goodwill for Impairment. With the ASU, a company testing goodwill for impairment now has the option of performing a qualitative assessment before calculating the fair value of the reporting unit (the first step of goodwill impairment test). If, on the basis of qualitative factors, the fair value of the reporting unit is more likely than not greater than the carrying amount, a quantitative calculation would not be needed.  Additionally, new examples of events and circumstances that an entity should consider in performing its qualitative assessment about whether to proceed to the first step of the goodwill impairment have been made to the guidance and replace the previous guidance for triggering events for interim impairment assessment. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company does not expect this ASU will have a material impact on the Company’s consolidated financial statements.

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

In October 2012, the FASB issued ASU No. 2012-06, Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.  The ASU clarifies that when an entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently, a change in the cash flows expected to be collected on the indemnification asset occurs, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at September 30, 2012 and December 31, 2011.  At September 30, 2012 and December 31, 2011, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	September 30, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$73,984	$1,538	$(17)	$75,505
U.S. Treasuries	9,999	14	-	10,013
Residential pass-through securities	169,840	4,277	-	174,117
Taxable state and political subdivisions	5,779	778	-	6,557
Tax exempt state and political subdivisions	53,067	2,476	(33)	55,510
Corporate obligations	11,000	-	(515)	10,485
Agency-issued collateralized mortgage obligations	14,409	102	-	14,511
Asset-backed securities	5,131	36	-	5,167
Investments in mutual funds and other equities	2,018	-	(2)	2,016
Total investment securities available for sale	$345,227	$9,221	$(567)	$353,881

(dollars in thousands)	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$75,383	$1,207	$(16)	$76,574
U.S. Treasuries	42,077	520	-	42,597
Residential pass-through securities	116,219	1,295	(116)	117,398
Taxable state and political subdivisions	9,143	615	-	9,758
Tax exempt state and political subdivisions	35,263	2,100	(28)	37,335
Corporate obligations	11,000	-	(713)	10,287
Investments in mutual funds and other equities	2,018	-	(12)	2,006
Total investment securities available for sale	$291,103	$5,737	$(885)	$295,955

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at September 30, 2012 and December 31, 2011, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	September 30, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$2,032	$(17)	$-	$-	$2,032	$(17)
Tax exempt state and political subdivisions	6,018	(33)	-	-	6,018	(33)
Corporate obligations	-	-	10,485	(515)	10,485	(515)
Investments in mutual funds and other equities	-	-	2,018	(2)	2,018	(2)
Total investment securities available for sale	$8,050	$(50)	$12,503	$(517)	$20,553	$(567)

(dollars in thousands)	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,499	$(16)	$-	$-	$10,499	$(16)
Residential pass-through securities	29,838	(116)	-	-	29,838	(116)
Tax exempt state and political subdivisions	1,255	(28)	-	-	1,255	(28)
Corporate obligations	10,287	(713)	-	-	10,287	(713)
Investments in mutual funds and other equities	-	-	2,006	(12)	2,006	(12)
Total investment securities available for sale	$51,879	$(873)	$2,006	$(12)	$53,885	$(885)

At September 30, 2012 and December 31, 2011, there were 12 and 10 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at September 30, 2012 or December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

The amortized cost and fair value of investment securities, by maturity, are shown in the table below.  The amortized cost and fair value of residential pass-through securities, agency-issued collateralized mortgage obligations and asset-backed securities are presented by expected average life, rather than contractual maturity.  Expected maturities may differ from contractual maturities because issuers of the securities may have the right to call or prepay obligations with or without call or prepayment penalties.

(dollars in thousands)	September 30, 2012
	Amortized cost	Fair value
Three months or less	$13,548	$13,574
Over three months to one year	12,135	12,185
After one year through three years	204,262	209,384
After three years through five years	56,508	57,221
After five years through ten years	26,662	27,614
After ten years	32,112	33,903
Total	$345,227	$353,881

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:
(dollars in thousands)	September 30, 2012
	Amortized cost	Fair value
To state and local governments to secure public deposits	$68,705	$71,260
To Federal Reserve Bank to secure borrowings	17,201	17,877
To Federal Home Loan Bank to secure borrowings	572	600
Other securities pledged, principally to secure deposits	15,872	16,573
Total pledged investment securities	$102,350	$106,310

The following table presents the gross realized gains and gross realized losses on the sale of investment securities available for sale for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross realized gains	345	-	689	-
Gross realized losses	-	-	(2)	-
Gain on sale of investment securities, net	$345	$-	$687	$-

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Non-Covered Loans

The following table presents the major types of non-covered loans at September 30, 2012 and December 31, 2011.  The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	September 30, 2012	December 31, 2011
Commercial	$155,208	$150,386
Real estate mortgage	432,140	411,113
Real estate construction	77,996	90,356
Consumer	157,407	159,122
	822,751	810,977
Deferred loan costs, net	1,859	1,853
Allowance for loan losses	(16,570)	(18,032)
Total non-covered loans, net	$808,040	$794,798

(5)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Allowance for Non-Covered Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended September 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,471	$5,844	$3,983	$3,267	$17,565
Provision	63	901	142	144	1,250
Charge-offs	(258)	(655)	(1,308)	(278)	(2,499)
Recoveries	81	68	7	98	254
Ending Balance	$4,357	$6,158	$2,824	$3,231	$16,570

(dollars in thousands)	Three Months Ended September 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,638	$5,921	$5,788	$3,060	$19,407
Provision	(318)	785	1,211	822	2,500
Charge-offs	(163)	(732)	(2,216)	(467)	(3,578)
Recoveries	58	424	1	124	607
Ending Balance	$4,215	$6,398	$4,784	$3,539	$18,936

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	Nine Months Ended September 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,443	2,766	809	582	5,600
Charge-offs	(1,234)	(3,220)	(2,041)	(1,192)	(7,687)
Recoveries	114	112	10	389	625
Ending Balance	$4,357	$6,158	$2,824	$3,231	$16,570

(dollars in thousands)	Nine Months Ended September 30, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,374	1,692	3,904	1,530	8,500
Charge-offs	(1,320)	(2,351)	(4,070)	(2,004)	(9,745)
Recoveries	246	550	3	570	1,369
Ending Balance	$4,215	$6,398	$4,784	$3,539	$18,936

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table provides a summary of the allowance for non-covered loan losses and related non-covered loans, by portfolio segment, at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,465	$943	$1,053	$54	$3,515
Collectively evaluated for impairment	2,892	5,215	1,771	3,177	13,055
Total allowance for non-covered loan losses	$4,357	$6,158	$2,824	$3,231	$16,570

Non-covered loans:
Individually evaluated for impairment	$9,904	$13,382	$21,224	$975	$45,485
Collectively evaluated for impairment	145,304	418,758	56,772	156,432	777,266
Total non-covered loans (1)	$155,208	$432,140	$77,996	$157,407	$822,751

(1) Total non-covered loans excludes deferred loan costs of $1.9 million.

(dollars in thousands)	December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$588	$1,212	$1,869	$79	$3,748
Collectively evaluated for impairment	3,446	5,288	2,177	3,373	14,284
Total allowance for non-covered loan losses	$4,034	$6,500	$4,046	$3,452	$18,032

Non-covered loans:
Individually evaluated for impairment	$6,525	$14,032	$27,483	$553	$48,593
Collectively evaluated for impairment	143,861	397,081	62,873	158,569	762,384
Total non-covered loans (1)	$150,386	$411,113	$90,356	$159,122	$810,977

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

Non-Covered Impaired Loans

At September 30, 2012 and December 31, 2011, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of September 30, 2012, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$13,272	$-	$18,744	$-
Restructured loans	9,870	-	11,208	-
Total with no related allowance	$23,142	$-	$29,952	$-

With an allowance recorded
Nonaccrual loans	$4,370	$184	$3,356	$262
Restructured loans	17,973	3,331	15,285	3,486
Total with an allowance recorded	22,343	3,515	18,641	3,748
Total	$45,485	$3,515	$48,593	$3,748

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$2,973	$3,251	$-	$3,801	$5,692	$-
Real estate mortgages:
One-to-four family residential	1,234	1,346	-	1,557	3,217	-
Multi-family and commercial	5,285	6,430	-	7,062	8,791	-
Total real estate mortgages	6,519	7,776	-	8,619	12,008	-
Real estate construction:
One-to-four family residential	13,009	16,828	-	16,932	21,803	-
Multi-family and commercial	-	-	-	387	387	-
Total real estate construction	13,009	16,828	-	17,319	22,190	-
Consumer:
Direct	641	815	-	213	900	-
Total consumer	641	815	-	213	900	-
Total with no related allowance recorded	$23,142	$28,670	$-	$29,952	$40,790	$-

With an allowance recorded
Commercial	$6,931	$7,117	$1,465	$2,724	$3,128	$588
Real estate mortgages:
One-to-four family residential	526	526	52	174	190	13
Multi-family and commercial	6,337	6,337	891	5,238	5,238	1,199
Total real estate mortgages	6,863	6,863	943	5,412	5,428	1,212
Real estate construction:
One-to-four family residential	7,950	11,260	1,026	10,164	10,845	1,869
Multi-family and commercial	265	265	27	-	-	-
Total real estate construction	8,215	11,525	1,053	10,164	10,845	1,869
Consumer:
Direct	334	334	54	341	341	79
Total consumer	334	334	54	341	341	79
Total with an allowance recorded	22,343	25,839	3,515	18,641	19,742	3,748
Total impaired non-covered loans	$45,485	$54,509	$3,515	$48,593	$60,532	$3,748

The average recorded investment in non-covered impaired loans was $47.2 million and $47.0 million for the three and nine months ended September 30, 2012, respectively, compared to $52.4 million and $49.9 million for the same periods a year ago.  For the three and nine months ended September 30, 2012, the Company recognized interest income on non-covered impaired loans of $202 thousand and $406 thousand, respectively.  Additional interest income of $282 thousand and $514 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three and nine months ended September 30, 2012.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Troubled Debt Restructurings

A troubled debt restructured loan is classified as a restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

Troubled debt restructurings at September 30, 2012 and December 31, 2011 were as follows:

(dollars in thousands)	September 30, 2012			December 31, 2011
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$7,986	$993	$8,979	$3,341	$-	$3,341
Real estate mortgages:
One-to-four family residential	575	-	575	-	933	933
Multi-family and commercial	8,045	2,008	10,053	9,420	937	10,357
Total real estate mortgage	8,620	2,008	10,628	9,420	1,870	11,290

Real estate construction:
One-to-four family residential	10,638	10,121	20,759	13,391	13,283	26,674
Multi-family and commercial	264	-	264	-	387	387
Total real estate construction	10,902	10,121	21,023	13,391	13,670	27,061

Consumer:
Direct	335	22	357	341	-	341
Total consumer	335	22	357	341	-	341
Total restructured loans	$27,843	$13,144	$40,987	$26,493	$15,540	$42,033

The Company’s policy is that loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current and the prospect for future payment in accordance with the loan agreement appear relatively certain.  The Company’s policy generally refers to nine months of payment performance as sufficient to warrant a return to accrual status.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following tables present loans restructured during the three and nine months ended September 30, 2012 and 2011. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Three Months Ended September 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$181	$181
Real estate mortgages:
One-to-four family residential	1	49	49
Total real estate mortgage	1	49	49
Real estate construction:
One-to-four family residential	1	441	441
Total real estate construction	1	441	441
Total restructured loans	3	$671	$671

(dollars in thousands)	For the Three Months Ended September 30, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$628	$628
Real estate mortgages:
Multi-family and commercial	3	1,687	1,667
Total real estate mortgage	3	1,687	1,667
Real estate construction:
One-to-four family residential	5	3,712	3,591
Total real estate construction	5	3,712	3,591
Consumer:
Direct	1	342	342
Total consumer	1	342	342
Total restructured loans	10	$6,369	$6,228

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Nine Months Ended September 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	13	$5,042	$4,884
Real estate mortgages:
One-to-four family residential	2	221	221
Multi-family and commercial	1	374	374
Total real estate mortgage	3	595	595
Real estate construction:
One-to-four family residential	2	1,070	947
Multi-family and commercial	1	265	265
Total real estate construction	3	1,335	1,212
Total restructured loans	19	$6,972	$6,691

(dollars in thousands)	For the Nine Months Ended September 30, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	5	$2,804	$2,804
Real estate mortgages:
Multi-family and commercial	10	6,110	6,083
Total real estate mortgage	10	6,110	6,083
Real estate construction:
One-to-four family residential	8	7,116	6,995
Total real estate construction	8	7,116	6,995
Consumer:
Direct	1	342	342
Total consumer	1	342	342
Total restructured loans	24	$16,372	$16,224

For the three and nine months ended September 30, 2012, there was a $37 thousand commercial loan that had been restructured within the previous 12 months that subsequently defaulted.  For the same periods a year ago, there was a $163 thousand real estate mortgage multi-family and commercial loan that had been restructured within the previous 12 months that subsequently defaulted.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$683	$61	$-	$744	$1,918	$152,546	$155,208
Real estate mortgages:
One-to-four family residential	54	-	-	54	1,185	36,023	37,262
Multi-family and commercial	415	-	-	415	3,577	390,886	394,878
Total real estate mortgages	469	-	-	469	4,762	426,909	432,140

Real estate construction:
One-to-four family residential	-	-	-	-	10,321	34,571	44,892
Multi-family and commercial	-	-	-	-	-	33,104	33,104
Total real estate construction	-	-	-	-	10,321	67,675	77,996

Consumer:
Indirect	1,124	128	-	1,252	-	78,396	79,648
Direct	641	65	-	706	641	76,412	77,759
Total consumer	1,765	193	-	1,958	641	154,808	157,407
Total	$2,917	$254	$-	$3,171	$17,642	$801,938	822,751
Deferred loan costs, net							1,859
Total non-covered loans							$824,610

(dollars in thousands)	December 31, 2011
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,482	$4	$-	$1,486	$3,183	$145,717	$150,386
Real estate mortgages:
One-to-four family residential	53	154	-	207	1,732	38,392	40,331
Multi-family and commercial	1,687	484	-	2,171	2,881	365,730	370,782
Total real estate mortgages	1,740	638	-	2,378	4,613	404,122	411,113

Real estate construction:
One-to-four family residential	27	-	-	27	13,705	45,078	58,810
Multi-family and commercial	100	-	-	100	387	31,059	31,546
Total real estate construction	127	-	-	127	14,092	76,137	90,356

Consumer:
Indirect	1,288	198	-	1,486	-	78,910	80,396
Direct	1,023	294	-	1,317	212	77,197	78,726
Total consumer	2,311	492	-	2,803	212	156,107	159,122
Total	$5,660	$1,134	$-	$6,794	$22,100	$782,083	810,977
Deferred loan costs, net							1,853
Total non-covered loans							$812,830

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table summarizes our internal risk rating, by class, as of September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$131,097	$6,123	$17,988	$-	$155,208
Real estate mortgages:
One-to-four family residential	31,600	1,150	4,512	-	37,262
Multi-family and commercial	339,858	30,652	24,368	-	394,878
Total real estate mortgages	371,458	31,802	28,880	-	432,140

Real estate construction:
One-to-four family residential	22,248	783	21,861	-	44,892
Multi-family and commercial	29,066	1,738	2,300	-	33,104
Total real estate construction	51,314	2,521	24,161	-	77,996

Consumer:
Indirect	77,962	19	1,667	-	79,648
Direct	71,704	532	5,523	-	77,759
Total consumer	149,666	551	7,190	-	157,407
Total	$703,535	$40,997	$78,219	$-	822,751
Deferred loan costs, net					1,859
					$824,610

(dollars in thousands)	December 31, 2011
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$122,189	$7,791	$20,406	$-	$150,386
Real estate mortgages:
One-to-four family residential	33,609	1,462	5,260	-	40,331
Multi-family and commercial	307,402	26,220	37,160	-	370,782
Total real estate mortgages	341,011	27,682	42,420	-	411,113

Real estate construction:
One-to-four family residential	26,110	2,313	30,387	-	58,810
Multi-family and commercial	24,402	4,416	2,728	-	31,546
Total real estate construction	50,512	6,729	33,115	-	90,356

Consumer:
Indirect	78,531	15	1,850	-	80,396
Direct	72,602	844	5,280	-	78,726
Total consumer	151,133	859	7,130	-	159,122
Total	$664,845	$43,061	$103,071	$-	810,977
Deferred loan costs, net					1,853
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

The following table presents the major types of covered loans at September 30, 2012 and December 31, 2011. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2012
	City Bank	North County Bank	Total
Commercial	$16,358	$17,626	$33,984
Real estate mortgages:
One-to-four family residential	3,836	10,976	14,812
Multi-family residential and commercial	143,943	53,756	197,699
Total real estate mortgages	147,779	64,732	212,511

Real estate construction:
One-to-four family residential	5,960	3,185	9,145
Multi-family and commercial	14,205	7,369	21,574
Total real estate construction	20,165	10,554	30,719

Consumer - direct	2,785	7,802	10,587
Subtotal	187,087	100,714	287,801
Fair value discount	(33,785)	(21,492)	(55,277)
Total covered loans	153,302	79,222	232,524
Allowance for loan losses	(792)	(215)	(1,007)
Total covered loans, net	$152,510	$79,007	$231,517

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Commercial	$17,380	$26,208	$43,588
Real estate mortgages:
One-to-four family residential	4,673	11,080	15,753
Multi-family residential and commercial	163,028	67,282	230,310
Total real estate mortgages	167,701	78,362	246,063

Real estate construction:
One-to-four family residential	6,102	5,773	11,875
Multi-family and commercial	21,479	12,991	34,470
Total real estate construction	27,581	18,764	46,345

Consumer - direct	3,562	11,206	14,768
Subtotal	216,224	134,540	350,764
Fair value discount	(46,099)	(35,584)	(81,683)
Total covered loans	170,125	98,956	269,081
Allowance for loan losses	(655)	(215)	(870)
Total covered loans, net	$169,470	$98,741	$268,211

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

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2012 and 2011, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended September 30,
	2012		2011
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$63,623	$26,845	$71,089	$23,275
Accretion to interest income	(5,247)	(3,694)	(6,468)	(2,109)
Disposals	(1,718)	(2,796)	(3,725)	-
Reclassification (to) from nonaccretable difference	-	4	-	-
Balance, end of period	$56,658	$20,359	$60,896	$21,166

(dollars in thousands)	Nine Months Ended September 30,
	2012		2011
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$78,004	$29,574	$56,079	$27,880
Accretion to interest income	(16,552)	(11,443)	(18,493)	(6,714)
Disposals	(4,441)	(5,517)	(13,416)	-
Reclassification (to) from nonaccretable difference	(353)	7,745	36,726	-
Balance, end of period	$56,658	$20,359	$60,896	$21,166

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

The following tables summarize the activity related to covered OREO for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$13,580	$9,420	$23,000
Additions to covered OREO	561	744	1,305
Dispositions of covered OREO, net	(4,579)	(812)	(5,391)
Valuation adjustments	-	(103)	(103)
Balance, end of period	$9,562	$9,249	$18,811

(dollars in thousands)	Three Months Ended September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$21,290	$11,400	$32,690
Additions to covered OREO	4,972	(36)	4,936
Dispositions of covered OREO, net	(9,527)	(2,326)	(11,853)
Balance, end of period	$16,735	$9,038	$25,773

(dollars in thousands)	Nine Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	1,517	6,961	8,478
Dispositions of covered OREO, net	(9,338)	(4,049)	(13,387)
Valuation adjustments	(1,958)	(944)	(2,902)
Balance, end of period	$9,562	$9,249	$18,811

(dollars in thousands)	Nine Months Ended September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	16,899	2,659	19,558
Capitalized improvements	-	746	746
Dispositions of covered OREO, net	(18,070)	(6,227)	(24,297)
Balance, end of period	$16,735	$9,038	$25,773

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$37,587	$17,280	$54,867
Change in FDIC indemnification asset	(2,510)	(252)	(2,762)
Reduction due to loans paid in full	(415)	(130)	(545)
Transfers to (due from) FDIC	(5,154)	(1,693)	(6,847)
Balance, end of period	$29,508	$15,205	$44,713

(dollars in thousands)	Three Months Ended September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$56,643	$33,263	$89,906
Change in FDIC indemnification asset	(2,586)	-	(2,586)
Reduction due to loans paid in full	(1,639)	-	(1,639)
Transfers to (due from) FDIC	(2,532)	(4,851)	(7,383)
Balance, end of period	$49,886	$28,412	$78,298

(dollars in thousands)	Nine Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(8,273)	(625)	(8,898)
Reduction due to loans paid in full	(1,739)	(2,430)	(4,169)
Transfers to (due from) FDIC	(3,715)	(4,091)	(7,806)
Balance, end of period	$29,508	$15,205	$44,713

(dollars in thousands)	Nine Months Ended September 30, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$66,560	$39,507	$106,067
Change in FDIC indemnification asset	(6,188)	558	(5,630)
Reduction due to loans paid in full	(7,566)	-	(7,566)
Transfers to (due from) FDIC	(2,920)	(11,653)	(14,573)
Balance, end of period	$49,886	$28,412	$78,298

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance, beginning of period	$4,414	$2,671	$1,976	$4,122
Additions to OREO	554	1,619	4,296	3,118
Dispositions of OREO, net	(759)	(1,820)	(1,514)	(4,717)
Valuation adjustments	(129)	-	(678)	(53)
Balance, end of period	$4,080	$2,470	$4,080	$2,470

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income available to common shareholders	$4,638	$3,625	$12,258	$10,629
Weighted average number of common shares, basic	15,413,000	15,343,000	15,418,000	15,339,000
Effect of dilutive stock awards and CPP warrants	33,000	48,000	35,000	82,000
Weighted average number of common shares, diluted	15,446,000	15,391,000	15,453,000	15,421,000

Earnings per common share
Basic	$0.30	$0.24	$0.80	$0.69
Diluted	$0.30	$0.24	$0.79	$0.69

Antidulitive stock awards excluded from the
computation of diluted earnings per common share	44,000	102,000	46,000	72,000

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three and nine months ended September 30, 2012 and 2011.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  No stock-based compensation expense was recognized for the three months ended September 30, 2012.   The Company recognized $8 thousand in stock-based compensation expense, as a component of salaries and benefits, for the nine months ended September 30, 2012.  For the three and nine months ended September 30, 2011, the Company recognized $7 thousand and $80 thousand in stock-based compensation expense, as a component of salaries and benefits.  As of September 30, 2012, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2012:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2012	155,224	$10.71
Granted	-	-
Exercised	(26,682)	7.69		$150
Forfeited, expired or cancelled	(4,975)	15.54
Outstanding, September 30, 2012	123,567	11.17	4.72	$431

Exercisable at September 30, 2012	123,567	$11.17	4.72	$431

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2012, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2012.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Awards: The Company grants restricted stock awards (“RSA”) periodically for the benefit of employees and directors.  Recipients of RSAs do not pay any cash consideration to the Company for the shares and receive all dividends with respect to such shares, whether or not the shares have vested.  Restrictions are based on continuous service requirements with the Company.   At September 30, 2012 and December 31, 2011, there were no RSAs outstanding.

For the three and nine months ended September 30, 2012, the Company did not recognize any RSA compensation expense, as a component of salaries and benefits, compared to $1 thousand and $8 thousand for the three and nine months ended September 30, 2011, respectively.  As of September 30, 2012, there was no remaining unrecognized compensation costs related to nonvested RSAs.

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

The following table summarizes information on RSU activity during 2012:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2012	71,744	$12.80
Granted	79,456	13.31
Vested	(27,954)	12.77
Forfeited, expired or cancelled	(3,548)	13.17
Outstanding, September 30, 2012	119,698	$13.13	2.49

For the three and nine months ended September 30, 2012, the Company recognized $252 thousand and $583 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $115 thousand and $365 thousand for the same periods a year ago, respectively.  As of September 30 2012, there was $1.2 million of total unrecognized compensation costs related to nonvested RSUs.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2012 and December 31, 2011:

(dollars in thousands)	Fair value at September 30, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$75,505	$-	$75,505
U.S. Treasuries	-	10,013	-	10,013
Pass-through securities	-	174,117	-	174,117
Taxable state and political subdivisions	-	6,557	-	6,557
Tax exempt state and political subdivisions	-	55,510	-	55,510
Corporate obligations	-	10,485	-	10,485
Agency-issued collateralized mortgage obligations	-	14,511	-	14,511
Asset-backed securities	-	5,167	-	5,167
Investments in mutual funds and other equities	-	2,016	-	2,016
Total	$-	$353,881	$-	$353,881

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$76,574	$-	$76,574
U.S. Treasuries	-	42,597	-	42,597
Pass-through securities	-	117,398	-	117,398
Taxable state and political subdivisions	-	9,758	-	9,758
Tax exempt state and political subdivisions	-	37,335	-	37,335
Corporate obligations	-	10,287	-	10,287
Investments in mutual funds and other equities	-	2,006	-	2,006
Total	$-	$295,955	$-	$295,955

There were no transfers between Level 1 and Level 2 during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Fair Value Measurements (continued)

When available, the Company uses quoted market prices to determine the fair value of investment securities. These investments are included in Level 1. When quoted market prices are unobservable, the Company uses quotes from independent pricing vendors based on recent trading activity and other relevant information including market interest rate curves, referenced credit spreads and estimated prepayment rates where applicable. These investments are included in Level 2 and comprise the Company’s portfolio of U.S. agency securities, U.S. treasury securities, residential pass-through securities, municipal bonds and other corporate bonds.

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

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair value at September 30, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$41,970	$41,970	$(7,982)
Non-covered other real estate owned (2)	-	-	4,080	4,080	(678)
Covered other real estate owned (2)	-	-	18,811	18,811	(2,902)
Total	$-	$-	$64,861	$64,861	$(11,562)

(dollars in thousands)	Fair value at December 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,845	$44,845	$(8,182)
Non-covered other real estate owned (2)	-	-	1,976	1,976	(272)
Covered other real estate owned (2)	-	-	26,622	26,622	-
Total	$-	$-	$73,443	$73,443	$(8,454)

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

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the period ended September 30, 2012, non-covered impaired loans totaling $8.3 million had adjustments to appraisals, based on unobservable inputs, ranging from 10% to 57%, with a weighted average adjustment of 27%.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Fair Value Measurements (continued)

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at September 30, 2012 and December 31, 2011, including financial instruments recorded at fair value on a recurring and nonrecurring basis (summarized in the table above). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	September 30, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$30,885	$30,885	$30,885	$-	$-
Interest-bearing deposits	84,570	84,570	84,570	-	-
Federal funds sold	670	670	670	-	-
Investment securities available for sale	353,881	353,881	-	353,881	-
FHLB stock	7,509	15,018	7,509	-	-
Loans held for sale	15,139	15,139	-	15,139	-
Non-covered loans	824,610	811,222	-	-	811,222
Covered loans	232,524	247,670	-	-	247,670
Bank owned life insurance	17,671	17,671	17,671	-	-
FDIC indemnification asset	44,713	34,111	-	-	34,111

Financial liabilities:
Deposits	1,458,230	1,462,393	-	-	1,462,393
Junior subordinated debentures	25,774	12,193	-	-	12,193

(dollars in thousands)	December 31, 2011
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,399	$25,399	$25,399	$-	$-
Interest-bearing deposits	80,514	80,514	80,514	-	-
Investment securities available for sale	295,955	295,955	-	295,955	-
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	22,421	22,421	-	22,421	-
Non-covered loans	812,830	796,663	-	-	796,663
Covered loans	269,081	304,145	-	-	304,145
Bank owned life insurance	17,513	17,513	17,513	-	-
FDIC indemnification asset	65,586	41,041	-	-	41,041

Financial liabilities:
Deposits	1,466,344	1,471,615	-	-	1,471,615
Junior subordinated debentures	25,774	9,802	-	-	9,802

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2012. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of September 30, 2012.  At September 30, 2012, the commitments under these agreements totaled $1.5 million.

At September 30, 2012, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at September 30, 2012 and December 31, 2011.

(13)  Subsequent Events

On October 25, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of November 5, 2012, payable on November 20, 2012.

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

Executive Overview

Significant items for the third quarter of 2012 were as follows:

•
Net income available to common shareholders per diluted share was $0.30 and $0.79 for the three and nine months ended September 30, 2012, compared to $0.24 and $0.69 for the three and nine months ended September 30, 2011, respectively.

•	Net interest margin, on a tax equivalent basis, was 5.48% and 5.65% for the three and nine months ended September 30, 2012, respectively, compared to 5.43% and 5.42% for the same periods a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $808.0 million at September 30, 2012, compared to $794.8 million at December 31, 2011.

•	Nonperforming non-covered assets to total assets improved to 1.29% at September 30, 2012, compared to 1.44% at December 31, 2011.

•
Total risk-based capital for the Company was 19.59% at September 30, 2012, compared to 19.73% at December 31, 2011.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share increased to $11.31 at September 30, 2012, compared to $10.67 at December 31, 2011.

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

The cash flows expected to be received over the life of the pool were estimated by management with the assistance of a third party valuation specialist. These cash flows were input into an accounting loan system which calculates the carrying values of the pools and underlying loans, book yields, effective interest income and impairment, if any, based on actual and projected events. Default rates, loss severity and prepayment speed assumptions will be periodically reassessed and updated within the accounting model to update the expectation of future cash flows. The excess of the cash flows expected to be collected over the pool’s carrying value is considered to be the accretable yield and is recognized as interest income over the estimated life of the loan or pool using the effective yield method. The accretable yield will change due to changes in the timing and amounts of expected cash flows. For the performing loan pools, a prepayment assumption as documented by the valuation specialist is initially applied. Changes in the accretable yield will be disclosed quarterly.

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

FDIC Indemnification Asset: The Company has elected to account for amounts receivable under the loss share agreement as an indemnification asset. The FDIC indemnification asset is initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

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

Results of Operations Overview

For the three months ended September 30, 2012, net income available to common shareholders totaled $4.6 million, or $0.30 per diluted common share, compared to net income available to common shareholders of $3.6 million, or $0.24 per diluted common share, for the same period a year ago.  The increase in net income available to common shareholders for the period was primarily attributable to positive loan growth, strong mortgage banking income and declining expenses related to the 2010 FDIC-assisted acquisitions.

Net income available to common shareholders increased to $12.3 million, or $0.79 per diluted common share, for the nine months ended September 30, 2012, compared to $10.6 million, or $0.69 per diluted common share, for the nine months ended September 30, 2011.  The increase in net income available to common shareholders for the period was primarily attributable to the decrease in provision for loan losses for non-covered loans and the decrease in preferred dividends, partially offset by the increase in the amortization of the FDIC indemnification asset.  For the nine months ended September 30, 2012, the provision for loan losses for non-covered loans totaled $5.6 million, compared to $8.5 million for the same period a year ago.  The Company did not pay dividends on the preferred stock for the nine months ended September 30, 2012, as the Company redeemed all of the outstanding shares of preferred stock during the first quarter of 2011.  For the nine months ended September 30, 2011, the Company paid dividends on preferred stock totaling $1.1 million.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
GAAP earnings available to common shareholders	$4,638	$3,625	$12,258	$10,629
Provision for income tax	2,359	1,581	5,703	5,213
GAAP earnings available to common shareholders
before provision for income tax	6,997	5,206	17,961	15,842
Adjustments to GAAP earnings available to common shareholders
Merger related expenses	-	70	-	324
Accelerated accretion of remaining preferred stock discount	-	-	-	1,046
Operating earnings before tax	6,997	5,276	17,961	17,212
Provision for income tax	2,359	1,606	5,703	5,326
Net operating earnings	$4,638	$3,670	$12,258	$11,886

Diluted GAAP earnings per common share	$0.30	$0.24	$0.79	$0.69
Diluted operating earnings per common share	$0.30	$0.24	$0.79	$0.77

Fully tax-equivalent net interest income and fully tax-equivalent net interest margin are non-GAAP performance measurements that management believes provide investors with a more accurate picture of the Company's operational performance and are consistent with industry practice. The calculation for both measurements involves grossing up interest income on tax-exempt loans and investments by an amount that makes it comparable to taxable income.

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

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
GAAP net interest income	$20,552	$20,082	$62,743	$58,855
Tax-equivalent adjustment	295	252	837	761
Tax-equivalent net interest income	$20,847	$20,334	$63,580	$59,616

Average interest earning assets	$1,513,891	$1,485,875	$1,502,903	$1,471,507
Net interest margin	5.40%	5.36%	5.58%	5.35%
Tax-equivalent net interest margin	5.48%	5.43%	5.65%	5.42%

Tangible common equity, tangible assets and tangible book value per common share are measures that are not calculated in accordance with GAAP.  However, management uses these non-GAAP measures in their analysis of the Company's performance. Management believes that these non-GAAP measures are an important indication of the Company's ability to grow both organically and through business combinations, and with respect to tangible common equity, the Company's ability to pay dividends and to engage in various capital management strategies.

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	September 30, 2012	December 31, 2011
Total shareholders' equity	$180,967	$170,820
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(6,156)	(6,539)
Tangible common equity	$174,811	$164,281

Total assets	$1,680,126	$1,670,682
Adjustments to total assets
Goodwill and other intangible assets, net	(6,156)	(6,539)
Tangible assets	$1,673,970	$1,664,143

Common shares outstanding at end of period	15,451,307	15,398,197
Tangible common equity ratio	10.44%	9.87%
Tangible book value per common share	$11.31	$10.67

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;
•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);
•	The volume of noninterest-earning assets;
•	Market interest rate fluctuations; and
•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$831,256	$11,777	5.64%	$828,367	$12,604	6.04%
Covered loans	236,355	8,998	15.14%	287,232	8,614	11.90%
Federal funds sold	22	-	0.00%	-	-	0.00%
Interest-bearing deposits	113,298	71	0.25%	127,149	89	0.28%
Investments
Taxable	282,951	1,238	1.74%	213,713	1,123	2.09%
Non-taxable (2)	50,009	473	3.76%	29,414	334	4.50%
Interest-earning assets	1,513,891	22,557	5.93%	1,485,875	22,764	6.08%
Noninterest-earning assets	158,772			201,543
Total assets	$1,672,663			$1,687,418

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$612,710	$315	0.20%	$591,910	$551	0.37%
Savings	106,720	27	0.10%	97,564	45	0.18%
Time deposits	487,062	1,233	1.01%	591,579	1,714	1.15%
Total interest-bearing deposits	1,206,492	1,575	0.52%	1,281,053	2,310	0.72%
Junior subordinated debentures	25,774	135	2.08%	25,774	120	1.85%
Total interest-bearing liabilities	1,232,266	1,710	0.55%	1,306,827	2,430	0.74%

Noninterest-bearing deposits	250,522			210,059
Other liabilities	12,941			7,046
Total liabilities	1,495,729			1,523,932
Total shareholders' equity	176,934			163,486
Total liabilities and
shareholders' equity	$1,672,663			$1,687,418
Net interest income/spread		$20,847	5.38%		$20,334	5.34%
Credit for interest-bearing funds			0.10%			0.09%
Net interest margin (2)			5.48%			5.43%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $295 thousand and $252 thousand for the three months ended September 30, 2012 and 2011, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

(dollars in thousands)	Nine Months Ended September 30,
	2012			2011
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$827,867	$35,409	5.71%	$832,495	$38,091	6.12%
Covered loans	248,958	28,248	15.16%	319,082	25,422	10.65%
Federal funds sold	7	-	0.00%	694	1	0.20%
Interest-bearing deposits	98,880	190	0.26%	104,935	199	0.25%
Investments
Taxable	283,659	3,981	1.87%	188,829	2,722	1.93%
Non-taxable (2)	43,532	1,280	3.93%	25,472	990	5.20%
Interest-earning assets	1,502,903	69,108	6.14%	1,471,507	67,425	6.13%
Noninterest-earning assets	167,132			213,346
Total assets	$1,670,035			$1,684,853

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$606,291	$1,045	0.23%	$575,891	$1,934	0.45%
Savings	103,260	79	0.10%	96,199	162	0.22%
Time deposits	510,615	4,000	1.05%	622,438	5,352	1.15%
Total interest-bearing deposits	1,220,166	5,124	0.56%	1,294,528	7,448	0.77%
Federal funds purchased	81	-	0.00%	-	-	0.00%
Junior subordinated debentures	25,774	404	2.09%	25,774	361	1.87%
Total interest-bearing liabilities	1,246,021	5,528	0.59%	1,320,302	7,809	0.79%

Noninterest-bearing deposits	238,685			197,705
Other liabilities	10,831			6,422
Total liabilities	1,495,537			1,524,429
Total shareholders' equity	174,498			160,424
Total liabilities and
shareholders' equity	$1,670,035			$1,684,853
Net interest income/spread		$63,580	5.55%		$59,616	5.34%
Credit for interest-bearing funds			0.10%			0.08%
Net interest margin (2)			5.65%			5.42%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $837 thousand and $761 thousand for the nine months ended September 30, 2012 and 2011, respectively. Taxable-equivalent is a non- GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $20.8 million for the third quarter of 2012, compared to $20.3 million for the third quarter of 2011.  Changes in net interest income during the third quarter of 2012 reflect a $207 thousand decrease in interest income on interest-earning assets primarily related to rate decreases on non-covered loans, partially offset by an increase in rates on covered loans and an increase in volume of investments.  Additionally, interest expense on interest-bearing liabilities decreased $720 thousand during the period and was primarily due to the decrease in rates on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.48% for the third quarter of 2012, compared to 5.43% for the same period a year ago.  The yield on interest-earning assets was 5.93% for the three months ended September 30, 2012, a decrease of 15 basis points as compared to the same period in 2011.  This decrease was primarily attributable to the decreases in average yields on non-covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.55% for the three months ended September 30, 2012, a decrease of 19 basis points as compared to the same period in 2011. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

For the nine months ended September 30, 2012, taxable-equivalent net interest income totaled $63.6 million, compared to $59.6 million for the same period a year ago.  Changes in net interest income during the first nine months of 2012 reflect a $1.7 million increase in interest income on interest-earning assets, primarily attributable to the increase in volume of taxable and non-taxable investments, and a $2.3 million decrease in interest expense on interest-bearing liabilities.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.65% for the nine months ended September 30, 2012, compared to 5.42% for the same period a year ago.  The yield on interest-earning assets was 6.14% for the nine months ended September 30, 2012, compared to 6.13% for the same period in 2011.  For the same period, average yield on non-covered loans decreased 41 basis points to 5.71% from 6.12% due to lower yields in nearly every category of non-covered loans and the average yield on covered loans increased 451 basis points.  The average rate on interest-bearing liabilities was 0.59% for the nine months ended September 30, 2012, a decrease of 20 basis points as compared to the same period in 2011. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits, particularly NOW and money market accounts and time deposits.

Due to the current low interest rate environment, together with the projected principal reduction in higher yielding covered loans, management expects net interest income and net interest margin will decline in future quarters.

The following table details the effects of changes in rates and volume for the periods indicated:

(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2012 compared to 2011			2012 compared to 2011
	Increase (decrease) due to (2)			Increase (decrease) due to (2)
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$45	$(872)	$(827)	$(208)	$(2,474)	$(2,682)
Covered loans	(710)	1,094	384	(3,059)	5,885	2,826
Federal funds sold	-	-	-	(1)	-	(1)
Interest-bearing deposits	(9)	(9)	(18)	(12)	3	(9)
Investments (1)
Taxable	240	(125)	115	1,332	(73)	1,259
Non-taxable	182	(43)	139	442	(152)	290
Interest-earning assets	$(252)	$45	$(207)	$(1,506)	$3,189	$1,683

Liabilities
Deposits:
NOW accounts and money market	$19	$(255)	$(236)	$98	$(987)	$(889)
Savings	4	(22)	(18)	11	(94)	(83)
Time deposits	(283)	(198)	(481)	(901)	(451)	(1,352)
Total interest-bearing deposits	(260)	(475)	(735)	(792)	(1,532)	(2,324)
Junior subordinated debentures	-	15	15	-	43	43
Total interest-bearing liabilities	$(260)	$(460)	$(720)	$(792)	$(1,489)	$(2,281)

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

For the three and nine months ended September 30, 2012 the Company recorded a $1.3 million and $5.6 million provision for non-covered loan losses, compared to $2.5 million and $8.5 million for the same periods a year ago.  Net charge-offs for the three and nine months ended September 30, 2012 were $2.2 million and $7.1 million, compared to $3.0 million and $8.4 million for the same periods in 2011.  At September 30, 2012 and 2011, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.01% and 2.30%, respectively.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company’s Bank Owned Life Insurance (“BOLI”) policies. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2012 and 2011:

(dollars in thousands)	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
Service charges and fees	$886	$956	$2,700	$2,884	$(70)	$(184)
Electronic banking income	820	838	2,728	2,355	(18)	373
Investment products	335	230	1,064	835	105	229
Gain on sale of investment securities, net	345	-	687	-	345	687
Bank owned life insurance income	43	84	158	245	(41)	(87)
Income from the sale of mortgage loans	1,146	215	2,627	757	931	1,870
SBA premium income	126	103	318	375	23	(57)
Change in FDIC indemnification asset	(2,762)	(2,586)	(8,898)	(5,630)	(176)	(3,268)
Gain on disposition of covered assets	125	1,119	1,310	4,104	(994)	(2,794)
Other	294	472	949	1,860	(178)	(911)
Total noninterest income	$1,358	$1,431	$3,643	$7,785	$(73)	$(4,142)

▪
Electronic banking income year-over-year increase was primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.

▪
Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities during the three and nine months ended September 30, 2012.  Management reviews the investment securities portfolio regularly for sales opportunities and expects additional sales in the upcoming quarter.

▪
Income from the sale of mortgage loans increased due to the increase in sales volume of loans held for sale, primarily related to significant mortgage activity as a result of historically low interest rates.  For the three and nine months ended September 30, 2012, proceeds from the sale of loans held for sale totaled $59.2 million and $156.0 million, compared to $23.4 million and $85.4 million for the same periods a year ago.

▪
Change in FDIC indemnification asset represents the amortization of the FDIC indemnification asset. Based upon the collections made on the indemnification asset and subsequent revaluations of the estimated remaining cash flows, amortization was required to reduce the asset over the remaining term.

▪
Gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.   The gain on disposition of covered assets is expected to continue to decline as the balance of covered assets decrease.  At September 30, 2012, covered assets totaled $250.3 million, compared to $302.2 million a year ago.

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

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
	2012	2011	2012	2011	2012 vs. 2011	2012 vs. 2011
Salaries and benefits	$7,741	$7,310	$22,317	$21,038	$431	$1,279
Occupancy and equipment	1,738	1,660	5,126	4,898	78	228
Office supplies and printing	378	385	1,216	1,287	(7)	(71)
Data processing	539	446	1,603	1,418	93	185
Consulting and professional fees	194	202	710	847	(8)	(137)
Intangible amortization	129	160	383	475	(31)	(92)
Merger related expenses	-	70	-	324	(70)	(324)
FDIC premiums	314	319	967	1,469	(5)	(502)
FDIC clawback liability adjustment	247	-	1,385	-	247	1,385
Non-covered OREO and repossession expenses, net	398	559	1,511	1,199	(161)	312
Covered OREO and repossession expenses, net	122	501	1,274	1,620	(379)	(346)
Other	1,863	2,195	5,935	6,957	(332)	(1,022)
Total noninterest expense	$13,663	$13,807	$42,427	$41,532	$(144)	$895

▪
Salaries and benefits increased primarily due to increases in real estate loan commissions and employee health insurance expense.  Additionally, the Company recorded a bonus accrual of $250 thousand and $750 thousand for the three and nine months ended September 30, 2012.

▪
Merger related expenses relate to non-recurring expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services. The Company does not anticipate future merger related expenses related to these acquisitions.

▪
FDIC premiums decreased due to the new assessment basis instituted by the FDIC during the third quarter of 2011. The Company anticipates the FDIC premiums to be 40% to 45% less on a comparative basis for the remainder of 2012.

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

▪
Other noninterest expense was primarily affected by decreases in advertising expense, telephone expense and Business and Occupation (B&O) tax.  During the first quarter of 2011, the Bank paid the B&O tax on the bargain purchase gain on acquisition recognized during the third quarter of 2010.

Income Taxes: The Company’s consolidated effective tax rates for the three and nine months ended September 30, 2012, were 33.7% and 31.8%, respectively, compared to 30.4% and 30.8% for the same periods a year ago. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns.

Financial Condition Overview

Total assets at September 30, 2012, were $1.68 billion, compared to $1.67 billion at December 31, 2011.  For the period, investment securities increased $57.9 million and total non-covered loans, net of allowance for loan losses, increased $13.2 million.  Total shareholders’ equity was $181.0 million at September 30, 2012, compared to $170.8 million at December 31, 2011, an increase of $10.2 million.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income.  The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity.   At September 30, 2012, total investment securities increased $57.9 million to $353.9 million, compared to $296.0 million at December 31, 2011.  The increase was primarily attributable to the Company actively purchasing investment securities during 2012 as it continues to deploy funds acquired from the City Bank and North County Bank acquisitions, as well as, funds generated through the resolution of acquired assets.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	September 30, 2012	December 31, 2011
U.S. government agencies	$75,505	$76,574
U.S. Treasuries	10,013	42,597
Residential pass-through securities	174,117	117,398
State and political subdivisions	62,067	47,093
Corporate obligations	10,485	10,287
Agency-issued collateralized mortgage obligations	14,511	-
Asset-backed securities	5,167	-
Investments in mutual funds and other equity securities	2,016	2,006
Total investment securities available for sale	$353,881	$295,955

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $808.0 million at September 30, 2012, compared to $794.8 million at December 31, 2011. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Commercial	$155,208	18.9%	$150,386	18.5%
Real estate mortgages:
One-to-four family residential	37,262	4.5%	40,331	5.0%
Multi-family and commercial	394,878	48.0%	370,782	45.7%
Total real estate mortgages	432,140	52.5%	411,113	50.7%

Real estate construction:
One-to-four family residential	44,892	5.5%	58,810	7.3%
Multi-family and commercial	33,104	4.0%	31,546	3.9%
Total real estate construction	77,996	9.5%	90,356	11.2%

Consumer:
Indirect	79,648	9.7%	80,396	9.9%
Direct	77,759	9.4%	78,726	9.7%
Total consumer	157,407	19.1%	159,122	19.6%
Subtotal	822,751	100.0%	810,977	100.0%
Deferred loan costs, net	1,859		1,853
Allowance for loan losses	(16,570)		(18,032)
Total non-covered loans	$808,040		$794,798

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012	December 31, 2011
Non-covered nonperforming loans	$17,642	$22,100
Non-covered other real estate owned	4,080	1,976
Total non-covered nonperforming assets	$21,722	$24,076

Restructured Loans (1)	$27,843	$26,493

Total non-covered impaired loans	$45,485	$48,593
Non-covered accruing loans past due 90
days or more	$-	$-
Non-covered potential problem loans (2)	$1,947	$2,179
Allowance for loan losses	$16,570	$18,032

Non-covered nonperforming loans to total gross
non-covered loans	2.14%	2.72%
Allowance for loan losses to total gross non-covered loans	2.01%	2.22%
Allowance for loan losses to total non-covered
nonperfoming loans	93.92%	81.59%
Non-covered nonperforming assets to total assets	1.29%	1.44%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at September 30, 2012:

(dollars in thousands)	Island County	King County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total Non-Covered NPA by loan type

Commercial loans	$26	$-	$285	$698	$561	$347	$1,917	8.83%
Real estate mortgage loans:
One-to-four family residential	102	-	-	308	-	774	1,184	5.45%
Multi-family and commercial	315	456	676	1,017	700	414	3,578	16.47%
Real estate construction loans:
One-to-four family residential	1,651	-	-	5,389	-	2,686	9,726	44.77%
Multi-family and commercial	596	-	-	-	-	-	596	2.73%
Consumer loans:
Direct	180	-	119	217	125	-	641	2.95%
Other Real Estate Owned	1,120	933	-	1,283	475	269	4,080	18.78%
Total	$3,990	$1,389	$1,080	$8,912	$1,861	$4,490	$21,722	100.00%

Percent of total non-covered NPA
by location	18.37%	6.39%	4.97%	41.03%	8.57%	20.67%	100.00%

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at September 30, 2012 and December 31, 2011:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,357	18.9%	$4,034	18.5%
Real estate mortgage	6,158	52.5%	6,500	50.7%
Real estate construction	2,824	9.5%	4,046	11.2%
Consumer	3,231	19.1%	3,452	19.6%
Total	$16,570	100.0%	$18,032	100.0%

(1) Represents the total outstanding non-covered loans in each category as a percentage of total non-covered loans outstanding.

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three and nine months ended September 30, 2012 and 2011:
(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$17,565	$19,407	$18,032	$18,812
Provision for non-covered loan losses	1,250	2,500	5,600	8,500
Charge-offs:
Commercial	(258)	(163)	(1,234)	(1,320)
Real estate mortgage	(655)	(732)	(3,220)	(2,351)
Real estate construction	(1,308)	(2,216)	(2,041)	(4,070)
Consumer
Direct	(144)	(207)	(632)	(1,120)
Indirect	(134)	(260)	(560)	(884)
Total charge-offs	(2,499)	(3,578)	(7,687)	(9,745)

Recoveries:
Commercial	81	58	114	246
Real estate mortgage	68	424	112	550
Real estate construction	7	1	10	3
Consumer
Direct	23	33	70	98
Indirect	75	91	319	472
Total recoveries	254	607	625	1,369
Net charge-offs	(2,245)	(2,971)	(7,062)	(8,376)
Balance at end of period	$16,570	$18,936	$16,570	$18,936

Deposits: Total deposits decreased $8.1 million for the period ended September 30, 2012, compared to December 31, 2011.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$252,484	17.3%	$219,250	15.0%	$33,234
NOW accounts	332,116	22.8%	276,288	18.8%	55,828
Money market	292,745	20.1%	327,256	22.3%	(34,511)
Savings	109,107	7.5%	99,882	6.8%	9,225
Time deposits	471,778	32.3%	543,668	37.1%	(71,890)
Total deposits	$1,458,230	100.0%	$1,466,344	100.0%	$(8,114)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	September 30, 2012		December 31, 2011
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	53.4%	24,704	75.1%
CDARS deposits	12,837	46.6%	8,174	24.9%
Total wholesale deposits	$27,541	100.0%	$32,878	100.0%

Wholesale deposits to total deposits	1.9%		2.2%

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

Borrowings: At September 30, 2012 and December 31, 2011, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB and junior subordinated debentures.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At September 30, 2012, the Company had no outstanding overnight borrowings, with an unused line of credit of $144.0 million, subject to certain collateral and stock requirements.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at September 30, 2012.  Available borrowings under these lines of credit totaled $35.0 million at September 30, 2012.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at September 30, 2012, with an unused line of credit of $17.4 million.

•
Junior Subordinated Debentures: Washington Banking Master Trust (the “Master Trust”), a wholly-owned subsidiary of the Company, issued $25.8 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. The debentures, within certain limitations, are considered Tier 1 capital for regulatory capital requirements.  The Company does not expect to issue any additional junior subordinated debentures in the future.

Capital

Shareholders’ Equity: Shareholders’ equity increased $10.2 million to $181.0 million at September 30, 2012, from $170.8 million at December 31, 2011. The increase in shareholders’ equity was primarily attributable to net income available to common shareholders of $12.3 million partially reduced by $5.4 million in cash dividends on common stock during the nine months ended September 30, 2012.

On October 25, 2012, the Company announced that its Board of Directors declared a cash dividend of $0.15 per share to shareholders of record as of November 5, 2012, payable on November 20, 2012.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2012 and December 31, 2011:

	Regulatory Requirements		Actual Ratios
	Adequately- capitalized	Well-capitalized	September 30, 2012	December 31, 2011
Total risk-based capital ratio
Company (consolidated)	8.00%	N/A	19.59%	19.73%
Whidbey Island Bank	8.00%	10.00%	19.02%	19.09%

Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	N/A	18.34%	18.47%
Whidbey Island Bank	4.00%	6.00%	17.77%	17.84%

Tier 1 leverage ratio
Company (consolidated)	4.00%	N/A	11.65%	11.16%
Whidbey Island Bank	4.00%	5.00%	11.25%	10.77%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $53.7 million for the nine months ended September 30, 2012.  For the same period, net cash used in investing activities was $30.2 million.  Purchases of available for sale investment securities accounted for $133.6 million, which was partially offset by $78.4 million in maturities, calls and principal payments of investment securities and mortgage-backed securities and $15.8 million in proceeds from the sale of covered other real estate owned.  Net cash used in financing activities was $13.3 million for the nine months ended September 30, 2012, and primarily consisted of the net decrease in deposits of $8.1 million and the $5.4 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At September 30, 2012 and December 31, 2011, the Company’s commitments under letters of credit and financial guarantees amounted to $1.5 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2012, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2011.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2011 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer, evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC.  The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. Management found no facts that would require the Company to take any corrective actions with regard to significant deficiencies or material weaknesses.

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

WASHINGTON BANKING COMPANY

Date: November 8, 2012	By: /s/ John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2012	By: /s/ Richard A.Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)