Form 10-K
period 2012-12-31
WASHINGTON BANKING CO
filed 2013-03-15
CIK 1058690

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes    ☒ No

The aggregate, market value of Common Stock held by non-affiliates of registrant at June 30, 2012 was approximately $208,633,000 based upon the closing price of the registrant’s common stock as quoted on NASDAQ on June 29, 2012 of $13.90.

The number of shares of registrant’s Common Stock outstanding at March 7, 2013 was 15,503,694.

Documents incorporated by reference and parts of Form 10-K into which incorporated:

Registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders to be filed within 120 days of our 2012 fiscal year end	Part III, except the reports of the audit and compensation committees are “furnished” not filed and deemed to be incorporated by reference

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are subject to risks and uncertainties. These forward-looking statements describe management's expectations regarding future events and developments such as future operating results, growth in loans and deposits, credit quality and loan losses, adequacy of the allowance for loan losses and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof.  The words “anticipate,” “expect,” “will,” “believe,” and words of similar meaning are intended, in part, to help identify forward-looking statements. Future events are difficult to predict, and the expectations described above are subject to risk and uncertainty that may cause actual results to differ materially.  In addition to risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission including Item 1a of this Annual Report, the following factors may cause actual results to differ materially from those contemplated in these forward-looking statements: (1) local and national general and economic condition; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize the efficiencies expected from investment in personnel and infrastructure and (6) the integration of acquisitions. For a more detailed discussion of some of the risk factors, see the section entitled “Risk Factors” below. Washington Banking Company does not undertake to update forward-looking statements to reflect circumstances or events that occur after the date the forward-looking statements were made.  Any such statements are made in reliance on the safe harbor protections provided under the Securities Exchange Act of 1934, as amended.

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

Whidbey Island Bank is a Washington state-chartered bank that conducts a full-service, community, commercial banking business.  The Bank also offers nondeposit managed investment products and services, which are not Federal Deposit Insurance Corporation (“FDIC”) insured. These programs are provided through unrelated investment advisory company, Elliott Cove Capital Management LLC.

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

At December 31, 2012, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and shareholders’ equity of $182.6 million.  A more thorough discussion of the Company’s financial performance appears in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from Snohomish to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria.  Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented.  The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.  On April 16, 2010 and September 24, 2010, the Bank acquired certain assets and assumed certain liabilities of City Bank and North County Bank, respectively, from the Federal Deposit Insurance Corporation (“FDIC”) in FDIC-assisted transactions.  The acquisition of City Bank resulted in expansion into King County.  In December 2012, the Bank opened its 31st branch in Woodinville, located in the northeast quadrant of King County.

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

Market Areas

The Company’s principal subsidiary, Whidbey Island Bank, provides services through 31 bank branches in 6 counties located in northwestern Washington. The Company’s primary market area currently consists of Island, King, San Juan, Skagit, Snohomish and Whatcom counties.  Although the Pacific Northwest is typically associated with industries such as computer technology, aerospace and coffee, the Company’s market encompasses distinct economies that are somewhat removed from the Seattle metropolitan region.

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

King County is the most populous county in Washington and is the largest business center in both the state of Washington and Pacific Northwest.  The county is home to some of the world’s most successful businesses including Amazon, Boeing, Costco, Microsoft and Starbucks.  King County is a leading global center for several emerging industries, including aerospace, biotechnology, clean technology, information technology and international trade and logistics.

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

Executive Officers of the Company

The following table sets forth certain information about the executive officers of the Company:

Name	Age	Position	Has served as an executive officer of the Company or Bank since
John L. Wagner	69	President and Chief Executive Officer/Washington Banking Company	2004
Bryan McDonald	41	President and Chief Executive Officer/Whidbey Island Bank	2010
Richard A. Shields	53	Executive Vice President and Chief Financial Officer	2004
George W. Bowen	64	Executive Vice President and Chief Banking Officer	2012
Edward Eng	50	Executive Vice President and Chief Administrative Officer	2012
Daniel E. Kuenzi	48	Executive Vice President and Chief Credit Officer	2012

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

George W. Bowen.  Mr. Bowen was promoted to Executive Vice President and Chief Banking Officer effective January 1, 2012. Mr. Bowen’s responsibilities include overseeing retail, mortgage and commercial customer-related business lines. He has over 40 years experience in commercial lending, retail banking, and various management positions. Mr. Bowen has an MBA from Western Washington University. Prior to joining Whidbey Island Bank in 2010, Mr. Bowen was Senior Executive Vice President and Chief Lending Officer at Peoples Bank, a position he had held since 1996.

Edward Eng.  Mr. Eng was promoted to Executive Vice President and Chief Administrative Officer effective January 1, 2012 and has responsibility over the Bank’s backroom support functions and project management. Mr. Eng is a CPA with an MBA from the University of Washington. In addition to experience in public accounting, he has 22 years of banking experience covering accounting, finance, technology, M&A, loan operations and compliance.  Mr. Eng was the Division Finance Officer within the commercial banking group of Washington Mutual from 2005 to 2009. He worked as an independent consultant during 2009 and 2010. The Bank engaged him for consulting services in 2010 prior to Mr. Eng accepting the FDIC Loss Share Reporting and Accounting Manager position with the Bank in December 2010.

Daniel E. Kuenzi.  Mr. Kuenzi took over as Executive Vice President and Chief Credit Officer on January 1, 2012.  Mr. Kuenzi started with Whidbey Island Bank in 2007 as a Commercial Banking Team Leader, then a Region Manager, and transitioned into the role of Senior Credit Administrator in 2010.  Mr. Kuenzi has accumulated more than 20 years of commercial credit, lending, and management experience through his positions at Wells Fargo Bank, Washington Mutual, US Bank and Whidbey Island Bank.

Employees

The Company had 467 full time equivalent employees at December 31, 2012.  None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group.  Management considers its relations with employees to be good.

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

Tying Arrangements. The Company is prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither the Company nor its subsidiaries may condition an extension of credit to a customer on either (i) a requirement that the customer obtain additional services provided by us; or (ii) an agreement by the customer to refrain from obtaining other services from a competitor.

Support of the Bank. Under Federal Reserve policy, the Company is expected to act as a source of financial and managerial strength to the Bank. The Company is required to commit, as necessary, resources to support the operations of the Bank. Any loans a bank holding company makes to its subsidiary banks are subordinate to deposits and other indebtedness of those subsidiary banks.

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

In December 2008, the FDIC adopted a rule that amended the system for risk-based assessments and changed assessment rates in attempt to restore targeted reserve ratios in the DIF. Effective January 1, 2009, the risk-based assessment rates were uniformly raised by seven basis points (annualized). On February 27, 2009, the FDIC adopted further modified the risk-based assessment system, effective April 1, 2009, to effectively require larger risk institutions to pay a larger share of the assessment. The final assessment rates ranged from $0.07 to $0.775 per $100 of deposits annually. Initial base assessment rates for well managed, well capitalized institutions ranged from $0.12 to $0.16 per $100 of deposits annually. The Bank’s assessment rate for 2012 fell within this range.

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

In 2006, the Reform Act increased the deposit insurance limit for certain retirement plan deposit accounts from $100,000 to $250,000. The basic insurance limit for other deposits, including individuals, joint account holders, businesses, government entities, and trusts, remained at $100,000. The Reform Act also provided for the merger of the two deposit insurance funds administered by the FDIC, the Bank Insurance Fund (“BIF”) and the Savings Association Insurance Fund (“SAIF”), into the DIF. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) temporarily raised the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The basic deposit insurance limit would have returned to $100,000 after December 31, 2009. On May 20, 2009, the Helping Families Save Their Homes Act extended the temporary increase in the standard maximum deposit insurance amount to $250,000 per depositor through December 31, 2013. The standard maximum deposit insurance amount would return to $100,000 on January 1, 2014. The Dodd-Frank Act permanently raises the current standard maximum federal deposit insurance amount from $100,000 to $250,000 per qualified account.

In November 2008, the FDIC approved the final rule establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”). Under this program, effective immediately and through December 31, 2009, all noninterest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW accounts (interest bearing deposit accounts) earning an interest rate no greater than 0.50% and all IOLTAs (lawyers’ trust accounts). Coverage under the TAGP, funded through insurance premiums paid by participating financial institutions, was in addition to and separate from the additional coverage announced under EESA. In August 2009, the FDIC extended the TAGP portion of the TLGP through June 30, 2010. In June 2010, the FDIC extended the TAGP portion of the TLGP for an additional six months, from July 1, 2010 to December 31, 2010. The rule required that interest rates on qualifying NOW accounts offered by banks participating in the program be reduced to 0.25% from 0.50%. The rule provided for an additional extension of the program, without further rulemaking, for a period of time not to exceed December 31, 2011. The Bank elected to participate in the TAGP program through the extended period. The Dodd-Frank Act provided for unlimited deposit insurance for noninterest bearing transactions accounts (excluding NOW, but including IOLTAs) beginning December 31, 2010 for a period of two years. The TAGP expired as of December 31, 2012 and the FDIC no longer provides separate, unlimited deposit insurance under that program.

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

Capital Adequacy.  The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies.  These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2012, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

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

Federal Securities Laws; Sarbanes-Oxley Act of 2002; and NASDAQ Listing Standards:  The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as provisions of the Sarbanes-Oxley Act of 2002.

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

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new corporate governance standards for listed companies.  The Company must comply with NASDAQ listing standards to remain a listed company.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  As a result of the recent financial crises, on July 21, 2010, the Dodd-Frank Act was signed into law. The Dodd-Frank Act has had and is  expected to continue to have a broad impact on the financial services industry, including significant regulatory and compliance changes and changes to corporate governance matters affecting public companies. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations over the course of several years.

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

•	makes permanent the $250,000 limit for federal deposit insurance and provided unlimited federal deposit insurance until December 31, 2012, for noninterest bearing transaction accounts;

•	removes prior restrictions on interstate de novo branching;

•	repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•	gives the FDIC authority to unwind large failing financial firms;

•	extended the FDIC’s Transaction Account Guarantee (TAG) program to December 31, 2012;

•	authorizes banks to pay interest on business checking accounts, which is likely to significantly increase our interest expense;

•	adopts various mortgage lending and predatory lending provisions;

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

The Company anticipates that the Dodd-Frank Act, directly and indirectly, will impact the business of the Company and the Bank and increase compliance costs.

New Proposed Capital Rules. In connection with the enactment of the Dodd-Frank Act, in June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. “Basel III” refers to various documents released by the Basel Committee on Banking Supervision. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The proposed rules would also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

The proposed rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available-for-sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions would take effect January 1, 2015. Under the prompt corrective action requirements, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 risk-based capital ratio of 6.5%; (ii) a Tier 1 risk-based capital ratio of 8% (increased from 6%); (iii) a Total risk-based capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (unchanged from the current rules).

The proposed rules set forth certain changes for the calculation of risk-weighted assets and utilize an increased number of credit risk and other exposure categories and risk weights. In addition, the proposed rules also address: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; and (iv) revised capital treatment for derivatives and repo-style transactions.

In particular, the proposed rules would expand the risk-weighting categories from the current four categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures. Higher risk weights would apply to a variety of exposure categories.

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

Overdrafts. On November 17, 2009, the Board of Governors of the Federal Reserve System promulgated the Electronic Fund Transfer rule with an effective date of January 19, 2010 and a mandatory compliance date of July 1, 2010. The rule, which applies to all FDIC-regulated institutions, prohibits financial institutions from assessing an overdraft fee for paying automated teller machine (ATM) and one-time point-of-sale debit card transactions, unless the customer affirmatively opts in to the overdraft service for those types of transactions. The opt-in provision establishes requirements for clear disclosure of fees and terms of overdraft services for ATM and one-time debit card transactions. This rule has had an adverse impact on our noninterest income.

Effects of Governmental Monetary Policies

Profitability in banking depends on interest rate differentials.  In general, the difference between the interest earned on a bank’s loans, securities and other interest-earning assets and the interest paid on a bank’s deposits and other interest-bearing liabilities is the major source of a bank’s earnings.  Thus, the earnings and growth of the Company are affected not only by general economic conditions, but also by the monetary and fiscal policies of the United States and its agencies, particularly the FRB.  The FRB implements national monetary policy for such purposes as controlling inflation and stimulating economic activity by its open market operations in United States government securities, control of the discount rate applicable to borrowing from the FRB, and the establishment of reserve requirements against certain deposits.  The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in monetary policies and their impact on the Company are not predictable.

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

Additional deterioration in the real estate market would lead to additional losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Approximately 87% of the Company’s non-covered loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced higher levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would result in additional net charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

Future loan losses may exceed the allowance for loan losses.

The Company has established a reserve for possible losses expected in connection with loans in the credit portfolio.  This allowance reflects estimates of the collectability of certain identified loans, as well as an overall risk assessment of total loans outstanding.  The determination of the amount of loan loss allowance is subjective; although the method for determining the amount of the allowance uses criteria such as risk ratings and historical loss rates, these factors may not be adequate predictors of future loan performance. Accordingly, the Company cannot offer assurances that these estimates ultimately will prove correct or that the loan loss allowance will be sufficient to protect against losses that ultimately may occur. If the loan loss allowance proves to be inadequate, it may require unexpected charges to income, which would adversely impact results of operations and financial condition.  Moreover, bank regulators frequently monitor banks' loan loss allowances, and if regulators were to determine that the allowance was inadequate, they may require the Company to increase the allowance, which also would adversely impact results of operations and financial condition.

Nonperforming loans take significant time and expense to resolve and adversely affect our results of operations and financial condition.

The Company expects to incur losses related to elevated levels of nonperforming loans.  The Company does not record interest income on nonaccrual loans, which adversely affects its income.  Loan administration costs increase as the Company attempts to resolve nonperforming loans and as it receives collateral through foreclosures or other proceedings.  Increases in levels of nonperfoming loans may impact the capital levels the FDIC expects the Bank to maintain.

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

Substantially all of the Company’s business is derived from a five-county area in northwest Washington State.  Employment opportunities within these communities have traditionally been primarily in the areas of military spending, oil and gas industries, tourism and manufacturing. While the Company’s expansion strategy has been built around these growing and diverse geographic markets, the Company’s business is, and will remain, sensitive to economic factors that relate to these industries and to local and regional business conditions.  As a result, local or regional economic downturns, or downturns that disproportionately affect one or more of the key industries in the Company’s markets, may have a more pronounced effect upon the Company’s business than they might on an institution that is more broadly diverse in geographic concentration.  The extent of the future impact of these events on economic and business conditions cannot be predicted; however, prolonged or acute fluctuations could have a material and adverse impact upon the Company’s results of operation and financial condition.  There has been high unemployment and a decline in housing prices in the communities the Bank serves.  If regional economic conditions do not improve, or worsen, the Company expects increased loan delinquencies and defaults, higher level of nonperforming assets and lower demand for its services.

Acquisitions present significant challenges in integration and failure to realize expected cost savings and synergies could have an adverse impact.

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

The Company depends, and will continue to depend to a significant extent, on a number of relationships with third-party service providers.  Specifically, the Company utilizes software and hardware systems for processing, essential web hosting, debit and credit card processing, merchant processing, Internet banking systems, and other processing services from third-party service providers. These vendors provide services that support our operations, including the storage and processing of sensitive consumer and business customer data, as well as our sales efforts. If these third-party service providers experience difficulties or terminate their services, and the Company is unable to replace them with other qualified service providers, the Company’s operations could be interrupted. If an interruption were to continue for a significant period of time, the Company’s business, financial condition, and results of operations could be materially adversely affected.  A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider’s site may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event or require that the Company provide credit monitoring services for affected customers, result in regulatory fines and sanctions and result in litigation. In most cases, the Company will remain primarily liable to its customers for losses arising from a breach of a vendor’s data security system. The Company relies on its outsourced service providers to implement and maintain prudent cyber security controls. The Company has procedures in place to assess a vendor’s cyber security controls prior to establishing a contractual relationship and to periodically review assessments of those control systems.

The network and computer systems on which the Company depends could fail or experience a security breach.

The Company’s computer systems could be vulnerable to unforeseen problems.  Because the Company conducts part of its business over the Internet and outsources several critical functions to third parties, operations depend on the Company’s ability, and to a degree on the ability of third-party service providers, to protect computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, mechanical failure, software errors, operator errors, physical break-ins, or similar catastrophic events. Any damage or failure that causes interruptions in operations could have a material adverse effect on the Company’s business, financial condition, and results of operations.  The Company stores and processes sensitive consumer and business customer data as a routine part of its business. A cyber security breach may result in theft of data or disruption of our processing systems. Our inability to use or access information systems at critical points in time could unfavorably impact the timeliness of our operations. A material breach of customer data security may negatively impact our business reputation and cause a loss of customers, result in increased expense to contain the event or require that it provide credit monitoring services for affected customers, result in regulatory fines and sanctions and could result in class action litigation. Cyber security risk management programs are expensive to maintain and will not protect the Company from all risks associated with maintaining the security of customer data and the Company’s proprietary data from external and internal intrusions, disaster recovery and failures in the controls used by our vendors.

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

The Company is subject to government regulation that could limit or restrict its activities, which in turn could adversely impact operations.  The financial services industry is regulated extensively.  Federal and state banking regulation is designed primarily to protect the deposit insurance funds and consumers. These regulations can sometimes impose significant limitations on operations.  Moreover, federal and state banking laws and regulations undergo frequent, significant changes. Changes in laws and regulations may affect the cost of doing business, limit permissible activities (including insurance and securities activities), or the Company’s competitive position in relation to credit unions, savings associations and other financial institutions.  These changes could also reduce federal deposit insurance coverage, broaden the powers or geographic range of financial holding companies, alter the taxation of financial institutions, and change the structure and jurisdiction of various regulatory agencies. Federal monetary policy, particularly as implemented through the Federal Reserve System, can significantly affect credit availability. Other federal legislation such as the Sarbanes-Oxley Act can dramatically shift resources and costs to ensure adequate compliance.  The Dodd-Frank Act, enacted in July 2010, has increased our overall costs of compliance.  The Dodd-Frank Act and other recent legislative and regulatory initiatives contain provisions and requirements that could detrimentally affect the Company’s business by increasing capital requirements, subjecting us to more stringent consumer protection laws, increasing reporting obligations and costs, restricting income generating activities and requiring compliance with new corporate governance and executive compensation standards.  In addition, increased regulation restricts our ability to conduct business consistent with historical practices, including aspects such as compensation, interest rates, new and inconsistent consumer protection regulations and mortgage regulation, among others. Congress or state legislatures could also adopt laws reducing the amount that borrowers are otherwise contractually required to pay under existing loan contracts, require lenders to extend or restructure certain loans or limit foreclosure and collection remedies.  The Company cannot predict the substance or impact of pending or future legislation or regulation, or the application thereof.   If we receive less than satisfactory results on regulatory examinations, we could be restricted from making acquisitions, adding branches, developing new lines of business or otherwise continuing our growth strategy.

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

The Company may be required to raise additional capital, which will depend on market conditions and the results  of which could have a dilutive effect on existing shareholders.

Our growth strategy may require additional capital.  Also, continued elevated levels of nonperforming assets or higher regulatory capital requirements could require us to sell shares of our common stock.  Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 35,000,000 shares of Company’s common stock authorized, of which 15,483,598 shares were outstanding at December 31, 2012.

At the time the Company needs to raise capital, market conditions may be adverse and it may run the risk of not being able to meet capital requirements set by regulators or necessary for growth.

If the Company inaccurately determines the fair value of assets acquired, including the FDIC loss-sharing assets, its business, financial condition, results of operations, and future prospects could be materially and adversely affected.

Management makes various assumptions and judgments about the collectability of acquired loans, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of secured loans. In FDIC-assisted acquisitions that include loss-sharing agreements, the Company may record a loss-sharing asset that it considers adequate to absorb the indemnified portion of future losses which may occur in the acquired loan portfolio. The FDIC loss-sharing asset is accounted for on the same basis as the related acquired loans and OREO and primarily represents the present value of the cash flows the Company expects to collect from the FDIC under the loss-sharing agreements. If our assumptions are incorrect, significant earnings volatility can occur and the balance of the FDIC loss-sharing asset may at any time be insufficient to cover future loan losses, and credit loss provisions may be needed to respond to different economic conditions or adverse developments in the acquired loan portfolio. Any increase in future loan losses could have a negative effect on our operating results.

FDIC-assisted acquisition opportunities may not become available and increased competition may make it more difficult for us to successfully bid on failed bank transactions.

A part of our growth strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. Failed bank transactions are attractive opportunities because of loss-sharing arrangements with the FDIC and our ability to determine the non-deposit liabilities that the Company assumes. The bidding process for failing banks could become very competitive and the FDIC does not provide information about bids until after the failing bank has been closed. The Company  may not be able to match or beat the bids of other acquirers unless it bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive to us.

If the goodwill the Company has recorded in connection with acquisitions becomes impaired, it could have an adverse impact on our results of operations.

Accounting standards require that the Company account for acquisitions using the acquisition method of accounting. The Company evaluates its goodwill for impairment on an annual basis or more frequently if events or circumstances indicate that a potential impairment exists. Such evaluation is based on a variety of factors, including the quoted price of its common stock, market prices of common stock of other banking organizations, common stock trading multiples, discounted cash flows, and data from comparable acquisitions. There can be no assurance that future evaluations of goodwill will not result in impairment and ensuing write-down, which could be material, resulting in an adverse impact on our earnings and capital.

The FDIC has increased insurance premiums to restore and maintain the federal deposit insurance fund, which has increased our costs and could adversely affect our business.

In 2009, the FDIC imposed a special deposit insurance assessment of five basis points on all insured institutions, and also required insured institutions to prepay estimated quarterly risk-based assessments through 2012. The Dodd-Frank Act established 1.35% as the minimum deposit insurance fund reserve ratio. The FDIC has determined that the fund reserve ratio should be 2.0% and has adopted a plan under which it will meet the statutory minimum fund reserve ratio of 1.35% by the deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum fund reserve ratio to 1.35% from the former statutory minimum of 1.15%.  The deposit insurance fund will likely suffer additional losses in the future due to failures of insured institutions. There can be no assurance that there will not be additional significant deposit insurance premium increases, special assessments or prepayments. Any significant premium increases or special assessments could have a material adverse effect on the Company’s financial condition and results of operations.  Although premiums for 2012 were less than 2011, the Company expects premiums to remain relatively higher than before the Dodd-Frank Act.

Our ability to receive dividends from our banking subsidiary could affect our liquidity and ability to pay dividends.

The Company is a separate and distinct legal entity from the Bank. It receives substantially all of its revenue from dividends from its banking subsidiary. In addition to capital raised at the holding company level, dividends from the Bank are the principal source of funds to pay dividends on our common stock and principal and interest on its outstanding debt. Federal and state laws and regulations limit the amount of dividends that the Bank may pay to the Company. Limitations on its ability to receive dividends from its subsidiary could have a material adverse effect on its liquidity and on its ability to pay dividends on common stock. Additionally, if the Bank’s earnings are not sufficient to make dividend payments to the Company while maintaining adequate capital levels, it may not be able to make dividend payments to its common shareholders or principal and interest payments on its outstanding debt.

Significant legal or regulatory actions could subject us to substantial uninsured liabilities.

From time to time, the Company is subject to claims and proceedings related to its operations.  In addition, the Company could become subject to supervisory or enforcement actions by regulators, or criminal proceedings by prosecutorial authorities.  In addition to defense costs, if the Company is subject to large monetary penalties or fines as a result of such claims or proceedings, it would suffer adverse financial consequences and reputational harm. The Company’s insurance coverage does not cover any civil money penalties or fines imposed by government authorities and may not cover all other claims that might be brought against it or continue to be available to it at a reasonable cost.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments from the Securities and Exchange Commission.

Item 2. Properties

The headquarters of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land.  The building also houses the Bank’s Oak Harbor branch.    At December 31, 2012, the Bank conducted business at 31 branch locations, 19 of which are owned by the Bank, including the main office in Coupeville, WA, and 12 are leased under various agreements. The Bank’s branches are located in northwest Washington State in the following counties: Island, King, San Juan, Skagit, Snohomish and Whatcom. The Company owns two properties which are used for administrative purposes. The Company leases an additional administrative building.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is traded on the Nasdaq Global Select Market System under the symbol “WBCO.”

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock.  As of March 7, 2013, the Company’s common stock was held of record by approximately 430 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low adjusted closing prices for the Company’s stock as reported by Nasdaq and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2012 and 2011:

	2012			2011
	High	Low	Dividend	High	Low	Dividend
First quarter	$14.30	$11.67	$0.120	$14.03	$12.96	$0.050
Second quarter	14.26	13.02	0.140	13.84	12.84	0.050
Third quarter	14.65	13.34	0.090	13.64	9.23	0.050
Fourth quarter	14.24	13.08	0.150	12.14	9.52	0.050

The Company’s dividend policy requires the Board of Directors to review the Company’s financial performance, capital adequacy, cash resources, regulatory restrictions, economic conditions and other factors, and if such review is favorable, the Board may declare and pay dividends. The ability of the Company to pay dividends will depend on the profitability of the Bank, the need to retain or increase capital, the dividend restrictions imposed upon the Bank by applicable banking law and dividend restrictions imposed upon the Company under applicable corporate and banking law regulation. Although the Company anticipates payment of a regular quarterly cash dividend, future dividends are subject to these limitations and to the discretion of the Board of Directors, and could be reduced or eliminated.

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company, its subsidiaries and its predecessors by merger that were in effect at December 31, 2012.

	Equity Compensation Plan Information
	(A)	(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2005 stock incentive plan(1)	207,656	$6.01	431,610
Equity compensation plans not approved by security holder	—	—	—
Total	207,656	$6.01	431,610

(1)	The 2005 plan is currently the only stock award plan available for new grants.
(2)	Weighted average exercise price is based solely on securities with an exercise price.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2012.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2012.

Five-Year Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2012, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) (3) Total Return for SNL Bank $500M to $1 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $500 million and $1 billion) and (4) Total Return for SNL Bank $1 Billion to $5 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $1 billion and $5 billion).

The graph assumes $100 was invested on December 31, 2007, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Washington Banking Company	$100.00	$56.37	$79.00	$91.65	$80.87	$95.89
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Bank NASDAQ	100.00	72.62	58.91	69.51	61.67	73.51
SNL Bank $500M-$1B	100.00	64.08	61.03	66.62	58.61	75.14
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

Source : SNL Financial LC, Charlottesville, VA @ 2013
www.snl.com

Item 6. Selected Financial Data

Consolidated Five-Year Statements of Income and Selected Financial Data

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

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
Operating data:
Total interest income	$89,710	$89,707	$75,949	$54,392	$58,782
Total interest expense	7,113	9,981	11,830	14,019	20,834
Net interest income	82,597	79,726	64,119	40,373	37,948
Provision for loan losses	9,744	10,050	13,486	10,200	5,050
Net interest income after provision	72,853	69,676	50,633	30,173	32,898
Service charges on deposits	3,560	3,818	3,346	3,426	2,987
Other noninterest income	4,686	5,394	30,185	4,235	3,899
Total noninterest income	8,246	9,212	33,531	7,661	6,886
Noninterest expense	56,399	55,825	46,797	28,734	27,523
Income before income taxes	24,700	23,063	37,367	9,100	12,261
Provision for income taxes	7,856	7,111	11,797	2,886	3,929
Net income before preferred dividends	16,844	15,952	25,570	6,214	8,332
Preferred dividends	-	1,084	1,659	1,600	-
Net income available to common
shareholders	$16,844	$14,868	$23,911	$4,614	$8,332

Average number of shares outstanding, basic	15,422,000	15,329,000	15,307,000	10,011,000	9,465,000
Average number of shares outstanding, diluted	15,455,000	15,393,000	15,465,000	10,079,000	9,513,000

Per share data:
Net income per common share, basic	$1.09	$0.97	$1.56	$0.46	$0.88
Net income per common share, diluted	1.09	0.97	1.55	0.46	0.88
Tangible book value per common share	11.41	10.67	9.76	8.79	8.47
Dividends per common share	0.50	0.20	0.14	0.18	0.26

Balance sheet data:
Total assets	$1,687,677	$1,670,682	$1,704,939	$1,045,871	$899,631
Non-covered loans	853,134	812,830	834,293	813,852	823,068
Covered loans	217,339	269,081	366,153	-	-
Allowance for loan losses, non-covered loans	17,147	18,032	18,812	16,212	12,250
Allowance for loan losses, covered loans	3,252	870	1,336	-	-
Non-covered OREO	3,023	1,976	4,122	4,549	2,226
Covered OREO	13,460	26,622	29,766	-	-
Deposits	1,462,973	1,466,344	1,492,220	846,671	747,159
Overnight borrowings	-	-	-	-	11,640
Other borrowed funds	-	-	-	10,000	30,000
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Preferred securities	-	-	25,334	24,995	-
Total shareholders' equity	182,624	170,820	182,098	159,521	80,560

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected performance ratios:
Return on average assets	1.01%	0.95%	1.72%	0.66%	0.94%
Return on average common equity	9.56%	9.17%	16.87%	7.11%	10.82%
Net interest margin (fully tax-equivalent)	5.54%	5.47%	4.90%	4.63%	4.60%
Net interest spread	5.45%	5.39%	4.76%	4.28%	4.18%
Noninterest expense to average assets	3.37%	3.32%	3.16%	3.05%	3.09%
Efficiency ratio (fully tax-equivalent)	61.31%	62.06%	47.48%	59.01%	60.63%
Dividend payout ratio	45.81%	20.63%	8.64%	37.23%	29.01%

Asset quality ratios:
Nonperforming non-covered loans to
period end non-covered loans	1.82%	2.72%	3.10%	0.42%	0.23%
Allowance for loan losses, non-covered
loans to period end non-covered loans	2.01%	2.22%	2.25%	1.99%	1.49%
Allowance for loan losses, covered loans
to period end covered loans	1.50%	0.32%	0.36%	-	-
Allowance for loan losses, non-covered
loans to nonperforming non-covered loans	110.26%	81.59%	72.79%	477.53%	638.69%
Nonperforming non-covered assets to
total assets	1.10%	1.44%	1.76%	0.76%	0.46%
Net loan charge-offs to average non-covered
loans outstanding	0.97%	1.37%	1.15%	0.76%	0.48%
Total risk-based capital	19.39%	19.73%	20.96%	22.15%	13.23%
Tier 1 risk-based capital	18.13%	18.47%	19.70%	20.89%	11.98%
Leverage ratio	11.78%	11.16%	11.42%	18.73%	11.68%
Average equity to average assets	10.54%	9.64%	11.26%	8.44%	8.65%

Other data:
Number of banking offices	31	30	30	18	19
Number of full time equivalent employees	467	450	448	281	258

Summary of Quarterly Financial Information

See Item 8- Financial Statements and Supplementary Data, Note (24) Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8- Financial Statements and Supplementary Data.

Executive Overview

Significant items for the year ended December 31, 2012 were as follows:

▪	Net income per diluted common share was $1.09 for the year ended December 31, 2012, compared to $0.97 for the year ended December 31, 2011.

▪	Total assets and deposits were relatively stable at $1.7 billion and $1.5 billion, respectively.

▪	Allowance for loan losses to total non-covered loans decreased to 2.01% at year end 2012 from 2.22% a year ago.

▪	Net charge-offs to average non-covered loans was 0.97% for 2012, compared to 1.37% for 2011.

▪	Nonperforming non-covered assets to total assets was 1.10% at year end 2012, compared to 1.44% at year end 2011.

▪	Continued progress in resolving acquired loans which declined by $54.1 million to $214.1 million at December 31, 2012.

▪	The Company’s net interest margin, on a tax-equivalent basis, increased to 5.54% for 2012, compared to 5.47% for 2011.

▪	The Bank opened its 31st full-service branch in Woodinville in December 2012.

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

The excess of the contractual balances due over the cash flows expected to be collected is considered to be the nonaccretable difference. The nonaccretable difference represents the estimate of the credit losses expected to occur and was considered in determining the fair value of the loans as of the acquisition date. Subsequent to the acquisition date, any increases in expected cash flows over those expected at purchase date in excess of fair value are adjusted through the accretable difference on a prospective basis. Any subsequent decreases in expected cash flows over those expected at purchase date are recognized by recording an impairment. Any disposals of loans, including sales of loans, payments in full or foreclosures, result in the removal of the loan from the pool at its carrying amount.

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

Fair Value: FASB ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments at fair value. The degree of judgment utilized in measuring the fair value of financial instruments generally correlates to the level of pricing observability. Financial instruments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of pricing observability and a lesser degree of judgment utilized in measuring fair value. Conversely, financial instruments rarely traded or not quoted will generally have little or no pricing observability and a higher degree of judgment utilized in measuring fair value. Pricing observability is impacted by a number of factors, including the type of financial instrument, whether the financial instrument is new to the market and not yet established and the characteristics specific to the transaction.

Results of Operations Overview

For the year ended December 31, 2012, net income available to common shareholders was $16.8 million, or $1.09 per diluted common share, compared to $14.9 million, or $0.97 per diluted common share, for the year ended December 31, 2011, and $23.9 million, or $1.55 per diluted common share, for the year ended December 31, 2010.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	For the Year Ended
	December 31,
	2012	2011	2010
GAAP earnings available to common shareholders	$16,844	$14,868	$23,911
Provision for income tax	7,856	7,111	11,797
GAAP earnings available to common shareholders
before provision for income tax	24,700	21,979	35,708
Adjustments to GAAP earnings available to common shareholders
Bargain purchase gain on acquisition	-	-	(19,925)
Merger related expenses	-	324	2,113
Accelerated accretion of remaining preferred stock discount	-	1,046	-
Operating earnings before tax	24,700	23,349	17,896
Provision for income tax	7,856	7,224	5,563
Net operating earnings	$16,844	$16,125	$12,333

Diluted GAAP earnings per common share	$1.09	$0.97	$1.55
Diluted operating earnings per common share	$1.09	$1.05	$0.80

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dolars in thousands)	December 31, 2012	December 31, 2011
Total shareholders' equity	$182,624	$170,820
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(6,027)	(6,539)
Tangible common equity	$176,597	$164,281

Total assets	$1,687,677	$1,670,682
Adjustments to total assets
Goodwill and other intangible assets, net	(6,027)	(6,539)
Tangible assets	$1,681,650	$1,664,143

Common shares outstanding at end of period	15,483,598	15,398,197
Tangible common equity ratio	10.50%	9.87%
Tangible book value per common share	$11.41	$10.67

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate). There are several factors that affect net interest income including:

▪	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

▪	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity); and,

▪	The volume of noninterest-earning assets, market interest rate fluctuations, and asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Years Ended December 31,
	2012			2011			2010
		Interest	Average		Interest	Average		Interest	Average
	Average	earned/	yield/	Average	earned/	yield/	Average	earned/	yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
Assets
Non-covered loans (1)(2)	$831,179	$47,061	5.66%	$831,997	$50,313	6.05%	$834,668	$53,963	6.47%
Covered loans	242,552	36,418	15.01%	307,836	34,819	11.31%	226,852	19,173	8.45%
Federal funds sold	8	-	-	519	1	0.20%	5,669	7	0.11%
Interest-bearing deposits	98,169	251	0.26%	101,683	258	0.25%	107,664	291	0.27%
Investments
Taxable	291,836	5,333	1.83%	205,426	3,967	1.93%	134,100	2,348	1.75%
Non-taxable (2)	46,727	1,791	3.83%	28,373	1,370	4.83%	18,918	1,085	5.74%
Interest-earning assets	1,510,471	90,854	6.02%	1,475,834	90,728	6.15%	1,327,871	76,867	5.79%
Noninterest-earning assets	161,432			205,420			155,213
Total assets	$1,671,903			$1,681,254			$1,483,084

Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$611,477	$1,352	0.22%	$581,189	$2,394	0.41%	$439,302	$2,611	0.59%
Savings	105,085	105	0.10%	96,892	199	0.21%	74,922	189	0.25%
Time deposits	497,812	5,124	1.03%	606,771	6,899	1.14%	599,673	8,291	1.38%
Total interest-bearing deposits	1,214,374	6,581	0.54%	1,284,852	9,492	0.74%	1,113,897	11,091	1.00%
Federal funds purchased	61	-	-	3	-	-	279	-	0.04%
Junior subordinated debentures	25,774	532	2.06%	25,774	489	1.90%	25,774	496	1.92%
Other interest-bearing liabilities	-	-	-	-	-	-	6,521	243	3.73%
Total interest-bearing liabilities	1,240,209	7,113	0.57%	1,310,629	9,981	0.76%	1,146,471	11,830	1.03%

Noninterest-bearing deposits	243,522			202,297			158,399
Other liabilities	12,035			6,263			11,158
Total liabilities	1,495,766			1,519,189			1,316,028
Total shareholders' equity	176,137			162,065			167,056
Total liabilities and
shareholders' equity	$1,671,903			$1,681,254			$1,483,084
Net interest income/spread		$83,741	5.45%		$80,747	5.39%		$65,037	4.76%
Credit for interest-bearing funds			0.09%			0.08%			0.14%
Net interest margin (2)			5.54%			5.47%			4.90%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%.  These adjustments totaled $1.1 million, $1.0 million and $918 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  Taxable-equivalent is a non-GAAP performance measurement that managment believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Net interest income on a taxable-equivalent basis totaled $83.7 million for the year ended December 31, 2012, compared to $80.7 million for the same period in 2011.  The $3.0 million year-over-year increase was primarily attributable to decreases in the average balance and the average rate paid on interest-bearing deposits.  For the period, average interest-bearing deposits decreased $70.5 million and the average rate decreased 20 basis points.  For the period, interest earned on interest-earning assets remaining relatively flat. Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equilavent basis was 5.54% for 2012, an increase of 7 basis points as compared to 2011.

Net interest income on a taxable-equivalent basis increased $15.7 million for the year ended December 31, 2011 compared to the same period in 2010.  The increase was primarily attributable to increases in the average balance and  average yield earned on covered loans.  For the period, average covered loans increased $81.0 million and the average yield increased 286 basis points.  Also contributing to the increase was the $164 thousand decrease in average interest-bearing liabilities and the 27 basis point decrease in the average rate paid on those liabilities.  Net interest margin on a taxable-equilavent basis was 5.47% for 2011, an increase of 57 basis points as compared to 2010.

Due to the current low interest rate environment, together with the projected principal reduction in higher yielding covered loans, management expects net interest income and net interest margin will decline in future periods.

The following table details the effects of changes in rates and volume on interest income and expense for the periods indicated:

(dollars in thousands)	2012 compared to 2011			2011 compared to 2010
	Increase (decrease) in interest income and expense due to changes in (2):			Increase (decrease) in interest income and expense due to changes in (2):
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$(48)	$(3,204)	$(3,252)	$(172)	$(3,478)	$(3,650)
Covered loans	(2,940)	4,539	1,599	8,033	7,613	15,646
Federal funds sold	(1)	-	(1)	(90)	84	(6)
Interest-bearing deposits	(9)	2	(7)	(15)	(18)	(33)
Investments (1)
Taxable	1,566	(200)	1,366	1,356	263	1,619
Non-taxable	618	(197)	421	417	(132)	285
Interest-earning assets	$(814)	$940	$126	$9,529	$4,332	$13,861

Liabilities
Deposits:
NOW accounts and money market	$119	$(1,161)	$(1,042)	$711	$(928)	$(217)
Savings	16	(110)	(94)	49	(39)	10
Time deposits	(1,162)	(613)	(1,775)	98	(1,490)	(1,392)
Total interest-bearing deposits	(1,027)	(1,884)	(2,911)	858	(2,457)	(1,599)
Junior subordinated debentures	-	43	43	-	(7)	(7)
Other interest-bearing liabilities	-	-	-	(122)	(121)	(243)
Total interest-bearing liabilities	$(1,027)	$(1,841)	$(2,868)	$736	$(2,585)	$(1,849)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35.0% for the years ended December 31, 2012, 2011 and 2010.
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

The provision for loan losses for non-covered loans totaled $7.1 million for 2012, compared to $10.5 million and $12.2 million for 2011 and 2010, respectively.  At December 31, 2012, the allowance for loan losses as a percent of total non-covered loans was 2.01%, compared to 2.22% at December 31, 2011 and 2.25% at December 31, 2010.

Noninterest Income: Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the sale of mortgage loans and through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company’s Bank Owned Life Insurance policies. The following table presents the key components of noninterest income:

(dollars in thousands)	Years Ended December 31,			Change	Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Service charges and fees	$3,560	$3,818	$3,346	$(258)	$472
Electronic banking income	3,666	3,197	2,306	469	891
Investment products	1,295	1,072	522	223	550
Gain on sale of investment securities, net	931	-	-	931	-
Bank owned life insurance income	191	311	226	(120)	85
Income from the sale of mortgage loans	3,848	1,197	1,134	2,651	63
SBA premium income	602	444	578	158	(134)
Change in FDIC indemnification asset	(9,126)	(9,232)	1,884	106	(11,116)
Gain on disposition of covered assets	1,877	6,312	1,840	(4,435)	4,472
Bargain purchase gain on acquisition	-	-	19,925	-	(19,925)
Other	1,402	2,093	1,770	(691)	323
Total noninterest income	$8,246	$9,212	$33,531	$(966)	$(24,319)

The decrease in service charges and fees in 2012 compared to 2011 was principally attributable to continued reductions in non-sufficient funds and overdraft fee income resulting from regulatory reform changes, which went into effect during the third quarter of 2010.  The increase in service charges and fees in 2011 compared to 2010 was primarily attributable to the increased volume of transaction deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010 and an increase in NSF fees.

The increases in electronic banking income for the periods presented were primarily attributable to an increase in interchange fees on new deposit accounts gained through the acquisitions of City Bank and North County Bank in 2010.

Investment products increased due to increased sales of annuity products.  In addition, at December 31, 2012, the Company had 25 licensed branch investment sales representatives, compared to 24 and 10 at December 31, 2011 and 2010, respectively.

Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities for the year ended December 31, 2012.  Management reviews the investment securities portfolio regularly for opportunities to adjust the portfolio and expects additional sales in future periods.

Income from the sale of mortgage loans increased due to the increase in sales volume of loans held for sale, primarily related to significant mortgage activity as a result of historically low interest rates.  For the year ended December 31, 2012, proceeds from the sale of loans held for sale totaled $211.8 million, compared to $129.0 million and $127.4 million for the years ended December 31, 2011 and 2010, respectively.

The change in FDIC indemnification asset represents a change from the accretion of income on the indemnification asset during 2010 to the amortization of expense during 2011 and 2012. This change is related to the ultimate collection of the asset over the collection period as outlined in Note (2) Business Combinations of the consolidated financial statements. Based upon the collections made on the City Bank asset and subsequent revaluations of projected cashflows, the Company projected that amortization was required to reduce the asset in order to match the projected cashflows over the remaining term of the asset.

The gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.   The gain on disposition of covered assets is expected to continue to decline as the balance of covered assets decrease.  At December 31, 2012, covered assets totaled $227.5 million, compared to $294.8 million at December 31, 2011 and $394.6 million at December 31, 2010.

The bargain purchase gain on acquisition for the year ended December 31, 2010, represents the excess of the estimated fair value of the assets acquired over the estimated fair value of the liabilities assumed for the 2010 North County Bank acquisition.

The decrease in other noninterest income in 2012 compared to 2011 was primarily attributable to a $670 thousand gain generated from the sale of the merchant card processing portfolio to a new provider in the second quarter of 2011.

Noninterest Expense: The Company continues to focus on controlling noninterest expenses and addressing long term operating expenses.  The following table presents the key components of noninterest expense:

(dollars in thousands)	Years Ended December 31,			Change	Change
	2012	2011	2010	2012 vs. 2011	2011 vs. 2010
Salaries and benefits	$29,944	$27,496	$23,527	$2,448	$3,969
Occupancy and equipment	6,883	6,553	5,631	330	922
Office supplies and printing	1,643	1,665	1,594	(22)	71
Data processing	2,134	1,916	1,434	218	482
Consulting and professional fees	904	1,152	891	(248)	261
Intangible amortization	512	622	672	(110)	(50)
Merger related expenses	-	324	2,113	(324)	(1,789)
FDIC premiums	1,281	1,818	1,609	(537)	209
FDIC clawback liability	1,680	1,576	-	104	1,576
Non-covered OREO and repossession expenses, net	1,841	1,358	1,196	483	162
Covered OREO and repossession expenses, net	1,699	2,192	1,240	(493)	952
Other	7,878	9,153	6,890	(1,275)	2,263
Total noninterest expense	$56,399	$55,825	$46,797	$574	$9,028
The increase in salaries and benefits in 2012 compared to 2011 was primarily due to increases in real estate loan commissions, employee health insurance expense and stock-based compensation expense.  Additionally, the Company paid year end bonuses of $1.1 million in 2012.  The Company did not pay any bonuses in 2011.  The increase in salaries and benefits in 2011 compared to 2010 was primarily due to the recognition of a full year of salary expense related to the additional full-time equivalents acquired from City Bank and North County Bank in the second and third quarters of 2010, respectively.

The increase in occupancy and equipment in 2012 compared to 2011 was primarily attributable to additional depreciation expense on furniture and equipment and computer software purchased during 2012 and additional building lease expense.  The increase in expense in 2011 compared to 2010 was primarily due to additional depreciation expense related to the acquisition of facilities and furnishing of the eight City Bank locations acquired from the FDIC in the third quarter of 2010.

Data processing expense increased in 2012 compared to 2011, and in 2011 compared to 2010, primarily as a result of the Company’s continued growth and expansion.  The Bank opened its 31st branch in Woodinville in December 2012 and acquired 11 branches through its FDIC-assisted acquisitions of City Bank and North County Bank in 2010.

Merger related expenses relate to non-recurring expenses of the City Bank and North County Banks acquisitions. Merger related expenses include conversion expense, severance and professional and consulting services. The Company did not incur any merger related expense during 2012 and does not anticipate incurring any future merger related expenses related to these acquisitions.

The decrease in FDIC premiums in 2012 compared to 2011 was attributable to the new assessment rate and assessment base instituted by the FDIC during the third quarter of 2011.  The increase in FDIC premiums in 2011 compared to 2010 was primarily due to an increase in deposits held at the measurement date related to the City Bank and North County Bank acquisitions.

FDIC clawback liability expense represents the Bank’s provision for the estimated liability under the provisions of the loss sharing arrangements under the Purchase and Assumption Agreements entered into with the FDIC for the 2010 acquisitions of City Bank and North County Bank.  Additional information regarding the FDIC clawback liability can be found in Note (2), Business Combinations of the consolidated financial statements.

Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties.  The expense on covered OREO is expected to continue to decline as the balance of covered OREO decreases and credit quality and economic conditions improve.  At December 31, 2012, covered OREO totaled $13.5 million, down from $26.6 million at December 31, 2011 and $29.8 million at December 31, 2010.

The decrease in other noninterest expense in 2012 compared to 2011 was primarily attributable to the decreases in advertising, sales development, telephone and Business and Occupation (B&O) tax.  During the first quarter of 2011, the Bank paid the B&O tax on the bargain purchase gain on acquisition recognized during the third quarter of 2010.  The increase in other noninterest expense in 2011 compared to 2010 was primarily affected by the recognition of a full year of additional expenses related to the increase in branches due to the FDIC-assisted acquisitions in the second and third quarters of 2010.

Income Tax: The Company’s consolidated effective tax rate, as a percentage of pre-tax income from continuing operations, was 31.8% in 2012, compared to an effective tax rate of 30.8% and 31.6% for 2011 and 2010, respectively. The effective tax rate is lower than the federal statutory rate of 35.0% due to nontaxable income generated from investments in BOLI, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rates reflect a benefit from the New Market Tax Credit Program whereby a subsidiary of the Bank has utilized approximately $3.1 million in total federal tax credits. The tax benefits related to these credits will be recognized in the same periods that the credits are recognized on the Company’s income tax returns. Additional information on income taxes is provided in Item 8- Financial Statements and Supplementary Data, Note (14) Income Taxes of the consolidated financial statements.

Financial Condition Overview

At December 31, 2012, non-covered loans totaled $853.1 million, compared to $812.8 million at December 31, 2011.  Deposits remained relatively flat totaling $1.5 billion at December 31, 2012 and 2011.  Shareholders’ equity increased $11.8 million, or 6.9%, to $182.6 million at December 31, 2012, compared to $170.8 million a year ago.  Tangible book value was $11.41 per share at December 31, 2012, compared to $10.67 a year ago. The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions, retention of key personnel and valued customers, and the Company’s ability to close loans.

Investment Securities: The composition of the Company’s investment portfolio reflects management’s investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. In 2012, total investment securities increased $77.0 million to $373.0 million at December 31, 2012. The increase was a result of the Company actively purchasing investment securities during 2012 as it continued to deploy funds acquired from the City Bank and North County Bank acquisitions, as well as, funds generated through the resolution of acquired assets.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	Years Ended December 31,
	2012	2011
U.S. government agencies	$88,586	$76,574
U.S. Treasuries	-	42,597
Residential pass-through securities	168,423	117,398
State and political subdivisions	64,297	47,093
Corporate obligations	10,435	10,287
Agency-issued collateralized mortgage obligations	14,046	-
Asset-backed securities	25,188	-
Investments in mutual funds and other equity securities	1,993	2,006
Total investment securities available for sale (1)	$372,968	$295,955

 (1) Other than securities issued by the U.S. Government and U.S Government agencies and corporations, no investment in aggregate, in a single issuer, exceeds 10% of shareholders’ equity.

The weighted average contractual life of the Company’s investment portfolio in 2012 increased to 5.3 years from 4.9 years in 2011. The following table further details the contractual maturities of the Company’s investment portfolio, based upon fair value at December 31, 2012. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties.  Additional information about the investment portfolio is provided in Item 8- Financial Statements and Supplementary Data, Note (4) Investment Securities of the consolidated financial statements.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1 - 5 years	5 - 10 years	Over 10 years	Total
U.S. government agencies	$12,067	$71,444	$5,075	$-	$88,586
Weighted average yield	1.96%	1.39%	0.99%	-	1.45%
Residential pass-through securities	7,427	37	21,133	139,826	168,423
Weighted average yield	1.70%	2.32%	1.89%	1.90%	1.89%
Taxable state and political subdivisions	-	-	3,143	2,169	5,312
Weighted average yield	-	-	4.25%	4.80%	4.48%
Tax exempt state and political subdivisions	1,440	9,983	25,871	21,691	58,985
Weighted average yield	3.39%	3.57%	3.46%	4.19%	3.75%
Corporate obligations	-	7,735	2,700	-	10,435
Weighted average yield	-	1.12%	1.26%	-	1.20%
Agency-issued collateralized mortgage obligations	-	-	-	14,046	14,046
Weighted average yield	-	-	-	1.55%	1.55%
Asset-backed securities	-	-	-	25,188	25,188
Weighted average yield	-	-	-	2.05%	2.05%
Investments in mutual funds and other equities	-	-	-	1,993	1,993
Weighted average yield	-	-	-	4.16%	4.16%
Total	$20,934	$89,199	$57,922	$204,913	$372,968
Weighted average yield					2.11%

Residential pass-through securities in the table above include both pooled mortgage-backed securities and high quality collateralized mortgage obligation structures, with a weighted average life of 3.5 years.  These mortgage-related securities provide yield spread comparable to U.S. Treasuries or U.S. government agencies; however, the cash flows arising from them can be volatile due to prepayments of the underlying mortgage loans.

Federal Home Loan Bank (FHLB) stock: FHLB stock totaled $7.4 million at December 31, 2012 and $7.6 million at December 31, 2011.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities primarily represent investments in Pacific Coast Bankers’ Bancshares stock.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions, however they may not redeem stock or pay a dividend without Finance Agency approval.

Management periodically evaluates FHLB stock for other-than-temporary or permanent impairment. Management’s determination of whether these investments are impaired is based on its assessment of the ultimate recoverability of cost rather than by recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of the cost is influenced by criteria such as (1) the significance of any decline in net assets of the FHLB as compared to the capital stock amount of the FHLB and the length of time this situation has persisted, (2) the compliance with the minimum financial metrics required as part of the Consent Arrangement the FHLB has with the Finance Agency, (3) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB and (4) the liquidity position of the FHLB.

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government. Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2012.

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

(dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial	$162,481	19.1%	$150,386	18.5%	$145,319	17.5%	$93,295	11.5%	$94,490	11.5%
Real estate mortgages:
One-to-four family residential	36,873	4.3%	40,331	5.0%	46,717	5.6%	53,313	6.5%	58,099	7.2%
Multi-family and commercial	415,754	48.8%	370,782	45.7%	348,548	41.9%	360,745	44.5%	327,704	39.9%
Total real estate mortgages	452,627	53.1%	411,113	50.7%	395,265	47.5%	414,058	51.0%	385,803	47.1%

Real estate construction:
One-to-four family residential	46,472	5.5%	58,810	7.3%	72,945	8.8%	76,046	9.4%	100,170	12.2%
Multi-family and commercial	34,926	4.1%	31,546	3.9%	42,664	5.1%	34,231	4.2%	45,285	5.5%
Total real estate construction	81,398	9.6%	90,356	11.2%	115,609	13.9%	110,277	13.6%	145,455	17.7%

Consumer:
Indirect	77,596	9.1%	80,396	9.9%	90,231	10.8%	100,697	12.4%	108,266	13.2%
Direct	77,294	9.1%	78,726	9.7%	85,665	10.3%	93,051	11.5%	86,364	10.5%
Total consumer	154,890	18.2%	159,122	19.6%	175,896	21.1%	193,748	23.9%	194,630	23.7%
Subtotal	851,396	100.0%	810,977	100.0%	832,089	100.0%	811,378	100.0%	820,378	100.0%
Deferred loan costs, net	1,738		1,853		2,204		2,474		2,690
Allowance for loan losses	(17,147)		(18,032)		(18,812)		(16,212)		(12,250)
Total non-covered loans	$835,987		$794,798		$815,481		$797,640		$810,818

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

The composition of the commercial real estate loan portfolio by loan type is as follows:

(dollars in thousands)	2012		2011		2010		2009		2008
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Office	$109,152	26.3%	$103,470	27.9%	$90,875	26.1%	$113,694	31.5%	$109,917	33.5%
Retail	138,356	33.3%	133,949	36.1%	135,191	38.8%	144,102	39.9%	127,687	39.0%
Industrial	98,295	23.6%	73,003	19.7%	58,520	16.8%	57,545	16.0%	41,871	12.8%
Hospitality	29,880	7.2%	22,090	6.0%	22,208	6.4%	21,659	6.0%	21,502	6.6%
Other	40,071	9.6%	38,270	10.3%	41,754	11.9%	23,745	6.6%	26,727	8.1%
Total commerical
real estate	$415,754	100.0%	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%

The composition of the commercial real estate loan portfolio by occupancy type is as follows:

(dollars in thousands)	2012		2011		2010		2009		2008
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Owner occupied	$210,149	50.5%	$210,681	56.8%	$190,351	54.6%	$183,137	50.8%	$172,258	52.6%
Non-owner occupied	205,605	49.5%	160,101	43.2%	158,197	45.4%	177,608	49.2%	155,446	47.4%
Total commerical
real estate	$415,754	100.0%	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%	$327,704	100.0%

▪	Real Estate Construction Loans: Real estate construction loans consist of four types: 1) commercial real estate, 2) one-to-four family residential construction, 3) land development and 4) raw land.

o	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

o	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homeowner is the borrower.

o	Land Development: Land development loans are principally secured by land, which has been improved with the installation of utilities and infrastructure, to support building construction.

o	Raw Land: Raw land loans are principally secured by unimproved land where the borrower intends future development of the property.

The composition of the real estate construction loan portfolio is as follows:

(dollars in thousands)	2012		2011		2010		2009		2008
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate construction:
Commerical	$25,693	31.6%	$16,252	18.0%	$26,134	22.6%	$13,805	12.5%	$22,344	15.4%
Residential	8,027	9.9%	10,805	12.0%	11,900	10.3%	11,867	10.8%	26,315	18.1%
Land development
commercial	1,603	1.9%	5,043	5.6%	5,876	5.1%	6,608	6.0%	8,965	6.2%
Land development
residential	25,230	31.0%	29,358	32.5%	37,467	32.4%	37,623	34.1%	35,767	24.6%
Raw land commercial	7,631	9.4%	10,251	11.3%	10,653	9.2%	13,087	11.9%	12,343	8.5%
Raw land residential	13,214	16.2%	18,647	20.6%	23,579	20.4%	27,287	24.7%	38,088	26.2%
Other	-	-	-	-	-	-	-	-	1,633	1.0%
Total real estate
construction	$81,398	100.0%	$90,356	100.0%	$115,609	100.0%	$110,277	100.0%	$145,455	100.0%

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

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2012, the Company sold total guaranteed portions of SBA loans in the amount of $5.0 million, compared with $1.7 million in 2011.  The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type:

(dollars in thousands)	Maturing
	Within 1 year	1 - 5 years	After 5 years	Total
Commercial	$54,264	$59,957	$48,260	$162,481
Real estate construction:
One-to-four family residential	25,410	20,084	978	46,472
Multi-family and commercial	12,276	1,380	21,270	34,926
Total real estate construction	37,686	21,464	22,248	81,398
Total	$91,950	$81,421	$70,508	$243,879

Fixed-rate loans	$23,237	$47,787	$8,576	$79,600
Variable-rate loans	68,713	33,634	61,932	164,279
Total	$91,950	$81,421	$70,508	$243,879

At December 31, 2012, approximately 69% of these variable rate loans had an interest rate floor in place.

Credit Risks and Asset Quality

Credit Risks: The extension of credit, in the form of loans or other credit substitutes, to individuals and businesses is a major portion of the Company’s principal business activity.  Company policies and applicable laws and regulations require risk analysis as well as ongoing portfolio and credit management.

The Company manages its credit risk through lending limits, credit review, approval policies and extensive, ongoing internal monitoring. Through this monitoring process, nonperforming loans are identified. Nonperforming assets consist of nonaccrual loans, nonaccruing restructured loans, past due loans and other real estate owned. Additional information on nonperforming assets is provided in Item 8- Financial Statements and Supplementary Data, Note (1) Significant Accounting Policies of the consolidated financial statements. Nonperforming assets are assessed for potential loss exposure on an individual or homogeneous group basis. Further details on the loss analysis are provided in the Allowance for Loan Losses section.

The following table summarizes the Company’s nonperforming non-covered assets for the past five years:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Non-covered nonperforming loans	$15,551	$22,100	$25,846	$3,395	$1,918
Non-covered other real estate owned	3,023	1,976	4,122	4,549	2,226
Total non-covered nonperforming assets	$18,574	$24,076	$29,968	$7,944	$4,144

Restructured loans (1)	$26,303	$26,493	$19,936	$-	$-

Total non-covered impaired loans	$41,854	$48,593	$45,782	$3,395	$1,918
Non-covered accruing loans past due 90
days or more	$-	$-	$-	$-	$1
Non-covered potential problem loans (2)	$2,601	$2,179	$5,178	$4,586	$5,168
Allowance for loan losses	$17,147	$18,032	$18,812	$16,212	$12,250

Non-covered nonperforming loans to total
non-covered loans	1.82%	2.72%	3.10%	0.42%	0.23%
Allowance for loan losses to total non-covered loans	2.01%	2.22%	2.25%	1.99%	1.49%
Allowance for loan losses to non-covered
nonperfoming loans	110.26%	81.59%	72.79%	477.53%	638.69%
Non-covered nonperforming assets to total assets	1.10%	1.44%	1.76%	0.76%	0.46%

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

Asset Quality: The following table sets forth historical information regarding the Company's net charge-offs and average non-covered loans for the past five years:

(dollars in thousands)	December 31,
	2012	2011	2010	2009	2008
Indirect net charge-offs	$391	$626	$954	$1,574	$1,440
Other net charge-offs	7,594	10,654	8,596	4,664	2,486
Total net charge-offs	$7,985	$11,280	$9,550	$6,238	$3,926

Average indirect loans	$81,043	$88,054	$98,360	$104,871	$110,536
Average other loans	738,335	737,574	730,800	714,830	708,038
Total average loans (1)	$819,378	$825,628	$829,160	$819,701	$818,574

Indirect net charge-offs to average
indirect loans	0.48%	0.71%	0.97%	1.50%	1.30%
Other net charge-offs to average
other loans	1.03%	1.44%	1.18%	0.65%	0.35%
Net charge-offs to average loans	0.97%	1.37%	1.15%	0.76%	0.48%

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

▪
LGD is defined as the rate of loss as determined by dividing the expected net charge-off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus non-accrual and gross loans charged off.  LGD rates utilized reflect industry experience as determined by state and loan type, and are based upon banks with total assets below $1 billion.  Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaningful. LGD rates are based upon industry experience starting in 1992 and applied at a two standard deviation level. Bank specific LGD rates are utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.

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

Management believes that the allowance for loan losses was adequate as of December 31, 2012. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 87% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

The following table sets forth historical information regarding changes in the Company's allowance for loan losses:

(dollars in thousands)	Years Ended December 31,
	2012	2011	2010	2009	2008
Balance at beginning of period	$18,032	$18,812	$16,212	$12,250	$11,126
Provision for non-covered loan losses	7,100	10,500	12,150	10,200	5,050
Charge-offs:
Commercial	(1,640)	(1,707)	(2,071)	(964)	(1,902)
Real estate mortgage	(3,311)	(8,547)	(2,868)	(1,640)	(392)
Real estate construction	(2,706)	(144)	(3,516)	(2,600)	(163)
Consumer
Direct	(725)	(1,335)	(632)	(650)	(925)
Indirect	(801)	(1,208)	(1,691)	(2,416)	(2,022)
Total charge-offs	(9,183)	(12,941)	(10,778)	(8,270)	(5,404)

Recoveries:
Commercial	248	269	214	655	553
Real estate mortgage	438	688	47	359	61
Real estate construction	11	2	131	48	121
Consumer
Direct	91	120	99	128	161
Indirect	410	582	737	842	582
Total recoveries	1,198	1,661	1,228	2,032	1,478
Net charge-offs	(7,985)	(11,280)	(9,550)	(6,238)	(3,926)
Balance at end of period	$17,147	$18,032	$18,812	$16,212	$12,250

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

(dollars in thousands)	December 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,405	19.1%	$4,034	18.5%	$3,915	17.5%	$1,515	11.5%	$1,124	11.5%
Real estate mortgage	6,516	53.1%	6,500	50.7%	6,507	47.5%	8,060	51.0%	5,426	47.1%
Real estate construction	3,050	9.6%	4,046	11.2%	4,947	13.9%	2,330	13.6%	2,258	17.7%
Consumer	3,176	18.2%	3,452	19.6%	3,443	21.1%	4,307	23.9%	3,313	23.7%
Unallocated	-	-	-	-	-	-	-	-	129	-
Total	$17,147	100.0%	$18,032	100.0%	$18,812	100.0%	$16,212	100.0%	$12,250	100.0%

 (1) Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The allocation of the allowance for loan losses should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Deposits: In 2012, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. Additional information regarding deposits is provided in Item 8- Financial Statements and Supplementary Data, Note (11) Deposits.

(dollars in thousands)	December 31,
	2012		2011		2010
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and MMA deposits	$611,477	0.22%	$581,189	0.41%	$439,302	0.59%
Savings deposits	105,085	0.10%	96,892	0.21%	74,922	0.25%
Time deposits	497,812	1.03%	606,771	1.14%	599,673	1.38%
Total interest-bearing deposits	1,214,374	0.54%	1,284,852	0.74%	1,113,897	1.00%
Demand and other noninterest-bearing deposits	243,522		202,297		158,399
Total average deposits	$1,457,896		$1,487,149		$1,272,296

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	December 31,
	2012		2011		2010
	Balance	% of total	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	53.9%	24,704	75.1%	24,704	72.9%
CDARS deposits	12,579	46.1%	8,174	24.9%	9,206	27.1%
Total wholesale deposits	$27,283	100.0%	$32,878	100.0%	$33,910	100.0%

Wholesale deposits to total deposits	1.9%		2.2%		2.3%

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

The following table sets forth the amounts and maturities of time deposits at December 31, 2012:

(dollars in thousands)	December 31, 2012
	Less than 3 months	3 - 6 months	6 to 12 months	Over 12 months	Total
Time deposits of $100,000 or more	$42,693	$29,403	$48,861	$79,632	$200,589
All other time deposits	40,040	43,457	59,348	104,464	247,309
Total	$82,733	$72,860	$108,209	$184,096	$447,898

Borrowings: Total borrowings outstanding totaled $25.8 million at December 31, 2012 and 2011, and represents junior subordinated debentures.  The Company’s sources of funds from borrowings consist of borrowings from correspondent banks, the FHLB, the Federal Reserve Bank and junior subordinated debentures.

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

At December 31, 2012 and 2011, the Company had no outstanding overnight borrowings.  At December 31, 2012, the Company had an unused line of credit of $153.0 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8- Financial Statements and Supplementary Data, Note (12) FHLB Borrowings and Fed Funds Purchased.

▪
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2012 and 2011. Available borrowings under these lines of credit totaled $35.0 million at Decmber 31, 2012.

▪
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding  overnight borrowings at December 31, 2012 and 2011.  Available overnight borrowings under these lines of credit totaled $17.6 million at December 31, 2012.

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. Junior subordinated debentures totaled $25.8 million at December 31, 2012 and 2011.  At December 31, 2012 and 2011, $25.0 million of the debentures were considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity increased $11.8 million to $182.6 million at December 31, 2012 from $170.8 million at December 31, 2011. The increase in shareholders’ equity was primarly due to net income available to common shareholders of $16.8 million partially reduced by $7.7 million in cash dividends paid on common stock for the year ended December 31, 2012.

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

 The following table represents the common stock cash dividends declared and the dividend payout ratio for the past three years:

	Years Ended December 31,
	2012	2011	2010
Dividends declared per share	$0.50	$0.20	$0.14
Dividend payout ratio	45.81%	20.63%	8.64%

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay or increase the level of dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $532 thousand in 2012. Further information on the Company’s cashflows can be found in Item 8- Financial Statements and Supplementary Data, Note (21) Washington Banking Company Information of the consolidated financial statements.

Consolidated Cash Flows: The consolidated cash flows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $70.9 million for the year ended December 31, 2012. The principal source of cash provided by operating activities was net income from continuing operations. For 2012, $58.5 million was used in investing activities of the Company, primarily net purchases of available for sale investment securities partially offset by proceeds from the sale of covered other real estate owned.  Financing activities used $10.8 million in net cash, primarily due to the cash dividends paid on common stock and a decrease in deposits.

Capital Resources

Off-Balance Sheet Commitments:  Standby letters of credit, commercial letters of credit, and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party.  Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment.  The Company routinely charges a fee for these credit facilities. The Company was not required to perform on any financial guarantees in 2012.

The following table summarizes the Company’s commitments to extend credit:

(dollars in thousands)	December 31, 2012
Loan commitments
Fixed rate	$17,304
Variable rate	163,210
Standby letters of credit	1,114
Total commitments	$181,628

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2012:

(dollars in thousands)	Future Contractual Obligations
	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years	Total
Operating leases	$1,177	$1,963	$1,656	$2,287	$7,083
Junior subordinated debentures	-	-	-	25,774	25,774
Total	$1,177	$1,963	$1,656	$28,061	$32,857

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

(dollars in thousands)	2012		2011
	1 year change in net interest income from scenario	Percentage change	1 year change in net interest income from scenario	Percentage change
Scenario
Up 100 basis points	$(862)	(1.2%)	$(1,968)	(2.3%)
Up 200 basis points	$(1,280)	(1.7%)	$(3,910)	(4.6%)
Up 300 basis points	$(1,531)	(2.1)%	$(5,793)	(6.8%)

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2012.  The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals.  The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

(dollars in thousands)	0 - 3 months	4 - 12 months	1 - 5 years	Over 5 years	Total
Interest-earning assets:
Interest-earning deposits	$75,428	$-	$-	$-	$75,428
Investment securities	10,059	3,447	271,632	87,830	372,968
Investment in subsidiary	-	-	-	774	774
FHLB stock	7,441	-	-	-	7,441
Loans held for sale	18,043	-	-	-	18,043
Total loans	177,699	163,810	359,513	369,451	1,070,473
Total interest-earning assets	$288,670	$167,257	$631,145	$458,055	$1,545,127

Percent of interest-earning assets	18.7%	10.8%	40.8%	29.7%	100.0%

Interest-bearing liabilities:
Interest-bearing demand deposits	$345,599	$-	$-	$-	$345,599
Money market deposits	295,441	-	-	-	295,441
Savings deposits	112,725	-	-	-	112,725
Time deposits	82,733	181,069	184,096	-	447,898
Junior subordinated debentures	25,774	-	-	-	25,774
Total interest-bearing liabilities	$862,272	$181,069	$184,096	$-	$1,227,437

Percent of interest-bearing liabilities	70.2%	14.8%	15.0%	0.0%	100.0%
Interest sensitivity gap	$(573,602)	$(13,812)	$447,049	$458,055	$317,690
Interest sensitivity gap, as a
percentage of total assets	-34.0%	-0.8%	26.5%	27.1%	18.8%
Cumulative interest sensitivity gap	$(573,602)	$(587,414)	$(140,365)	$317,690
Cumulative interest sensitivity gap, as a
percentage of total assets	-34.0%	-34.8%	-8.3%	18.8%

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework.  Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2012 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and subsidiaries as of December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows each of the three years in the three-year period ended December 31, 2012 in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Washington Banking Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Moss Adams LLP
Everett, Washington
March 14, 2013

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Financial Condition
December 31, 2012 and 2011
(Dollars in thousands)

	2012	2011
Assets
Cash and due from banks	$32,145	$25,399
($3,801 and $653, respectively, are restricted)
Interest-bearing deposits	75,428	80,514
Total cash and cash equivalents	107,573	105,913
Investment securities available for sale, at fair value	372,968	295,955
Federal Home Loan Bank stock	7,441	7,576
Loans held for sale	18,043	22,421
Non-covered loans, net of allowance for loan losses	835,987	794,798
Covered loans, net of allowance for loan losses	214,087	268,211
Total loans	1,050,074	1,063,009
Premises and equipment, net	36,751	37,492
Bank owned life insurance	17,704	17,513
Goodwill and other intangible assets, net	6,027	6,539
Non-covered other real estate owned	3,023	1,976
Covered other real estate owned	13,460	26,622
FDIC indemnification asset	34,571	65,586
Other assets	20,042	20,080
Total assets	$1,687,677	$1,670,682
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$261,310	$219,250
Interest-bearing	1,201,663	1,247,094
Total deposits	1,462,973	1,466,344
Junior subordinated debentures	25,774	25,774
Other liabilities	16,306	7,744
Total liabilities	1,505,053	1,499,862
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,483,598 and
15,398,197 shares issued and outstanding at December 31, 2012 and
December 31, 2011, respectively	85,707	84,564
Retained earnings	92,234	83,107
Accumulated other comprehensive income	4,683	3,149
Total shareholders' equity	182,624	170,820
Total liabilities and shareholders' equity	$1,687,677	$1,670,682

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Income
December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Interest income:
Interest and fees on non-covered loans	$46,530	$49,760	$53,414
Interest and fees on covered loans	36,418	34,819	19,173
Interest on taxable investment securities	5,333	3,967	2,348
Interest on tax-exempt investment securities	1,178	902	716
Other	251	259	298
Total interest income	89,710	89,707	75,949
Interest expense:
Interest on deposits	6,581	9,492	11,091
Interest on other borrowed funds	-	-	243
Interest on junior subordinated debentures	532	489	496
Total interest expense	7,113	9,981	11,830
Net interest income	82,597	79,726	64,119
Provision for loan losses, non-covered loans	7,100	10,500	12,150
Provision (recovery) for loan losses, covered loans	2,644	(450)	1,336
Net interest income after provision for loan losses	72,853	69,676	50,633
Noninterest income:
Service charges and fees	3,560	3,818	3,346
Electronic banking income	3,666	3,197	2,306
Investment products	1,295	1,072	522
Gain on sale of investment securities, net	931	-	-
Bank owned life insurance income	191	311	226
Income from the sale of mortgage loans	3,848	1,197	1,134
SBA premium income	602	444	578
Change in FDIC indemnification asset	(9,126)	(9,232)	1,884
Gain on disposition of covered assets	1,877	6,312	1,840
Bargain purchase gain on acquisition	-	-	19,925
Other	1,402	2,093	1,770
Total noninterest income	8,246	9,212	33,531
Noninterest expense:
Salaries and benefits	29,944	27,496	23,527
Occupancy and equipment	6,883	6,553	5,631
Office supplies and printing	1,643	1,665	1,594
Data processing	2,134	1,916	1,434
Consulting and professional fees	904	1,152	891
Intangible amortization	512	622	672
Merger related expenses	-	324	2,113
FDIC premiums	1,281	1,818	1,609
FDIC clawback liability	1,680	1,576	-
Non-covered OREO and repossession expenses, net	1,841	1,358	1,196
Covered OREO and repossession expenses, net	1,699	2,192	1,240
Other	7,878	9,153	6,890
Total noninterest expense	56,399	55,825	46,797
Income before provision for income tax	24,700	23,063	37,367
Provision for income tax	7,856	7,111	11,797
Net income before preferred dividends	16,844	15,952	25,570
Preferred stock dividends and discount accretion	-	1,084	1,659
Net income available to common shareholders	$16,844	$14,868	$23,911
Net income available per common share, basic	$1.09	$0.97	$1.56
Net income available per common share, diluted	$1.09	$0.97	$1.55
Average number of common shares outstanding, basic	15,422,000	15,329,000	15,307,000
Average number of common shares outstanding, diluted	15,455,000	15,393,000	15,465,000

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Comprehensive Income
December 31, 2012, 2011 and 2010
(Dollars in thousands)

	For the Year Ended December 31,
	2012	2011	2010

Net income before preferred dividends	$16,844	$15,952	$25,570

Investment securities available for sale:
Unrealized gains (losses) arising in period	3,292	4,548	(86)
Reclassification adjustment for net gains realized in earnings	(931)	-	-
Other comprehensive income (loss) before income tax provision (benefit)	2,361	4,548	(86)
Income tax provision (benefit)	827	1,592	(30)
Other comprehensive income (loss), net	1,534	2,956	(56)

Total comprehensive income	$18,378	$18,908	$25,514

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Shareholders’ Equity
December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

					Accumulated
	Preferred				other	Total
	stock	Common stock		Retained	comprehensive	shareholders'
	amount	Shares	Amount	earnings	income	equity
Balance at January 1, 2010	$24,995	15,298	$84,814	$49,463	$249	$159,521
Comprehensive income:
Net income	-	-	-	25,570	-	25,570
Other comprehensive loss, net					(56)	(56)
Preferred stock dividends and accretion	339	-	-	(1,659)	-	(1,320)
Cash dividends on common stock,
$0.14 per share	-	-	-	(2,067)	-	(2,067)
Stock-based compensation expense	-	-	338	-	-	338
Issuance of common stock under stock plans	-	23	104	-	-	104
Tax benefit associated with stock awards	-	-	8	-	-	8
Balance at December 31, 2010	$25,334	15,321	$85,264	$71,307	$193	$182,098
Balance at January 1, 2011	$25,334	15,321	$85,264	$71,307	$193	$182,098
Comprehensive income:
Net income	-	-	-	15,952	-	15,952
Other comprehensive income, net					2,956	2,956
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	-	-	-	-	(26,380)
Repurchase of warrant issued
to U.S. Treasury	-	-	(1,625)	-	-	(1,625)
Preferred stock dividends and accretion	1,046	-	-	(1,084)	-	(38)
Cash dividends on common stock,
$0.20 per share	-	-	-	(3,068)	-	(3,068)
Stock-based compensation expense	-	-	623	-	-	623
Issuance of common stock under stock plans	-	77	301	-	-	301
Tax benefit associated with stock awards	-	-	1	-	-	1
Balance at December 31, 2011	$-	15,398	$84,564	$83,107	$3,149	$170,820
Balance at January 1, 2012	$-	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	-	-	-	16,844	-	16,844
Other comprehensive income, net					1,534	1,534
Cash dividends on common stock,
$0.50 per share	-	-	-	(7,717)	-	(7,717)
Stock-based compensation expense	-	-	811	-	-	811
Issuance of common stock under stock plans	-	86	301	-	-	301
Tax benefit associated with stock awards	-	-	31	-	-	31
Balance at December 31, 2012	$-	15,484	$85,707	$92,234	$4,683	$182,624

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Cash Flows
December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$16,844	$15,952	$25,570
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	2,435	1,007	560
Depreciation	2,419	2,101	1,689
Intangible amortization	512	622	672
Provision for loan losses, non-covered loans	7,100	10,500	12,150
Provision (recovery) for loan losses, covered loans	2,644	(450)	1,336
Earnings on bank owned life insurance	(191)	(311)	(226)
Net gain on sale of investment securities	(931)	-	-
Net loss (gain) on sale of premises and equipment	11	(74)	15
Net gain on sale of non-covered other real estate owned	(145)	(62)	(20)
Net gain on sale of covered other real estate owned	(2,733)	(6,526)	(1,380)
Net gain on sale of loans held for sale	(3,848)	(1,197)	(1,134)
Origination of loans held for sale	(203,550)	(139,264)	(134,010)
Proceeds from sales of loans held for sale	211,776	129,016	127,400
Valuation adjustment on non-covered other real estate owned	844	272	300
Valuation adjustment on covered other real estate owned	3,704	6,672	858
Bargain purchase gain on acquisitions	-	-	(19,925)
Deferred taxes	(3,198)	2,419	2,130
Change in FDIC indemnification asset	9,126	9,232	(1,884)
Stock-based compensation	811	623	338
Excess tax benefit from stock-based compensation	(31)	(1)	(8)
Net change in assets and liabilities:
Net decrease in other assets	18,745	18,349	13,087
Net increase (decrease) in other liabilities	8,562	2,897	(19,334)
Net cash provided by operating activities	70,906	51,777	8,184

Cash flows from investing activities:
Purchases of investment securities, available for sale	(197,558)	(189,494)	(143,605)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	121,402	95,306	53,947
Redemption of Federal Home Loan Bank stock	135	-	-
Net (increase) decrease in non-covered loans and covered loans	(5,553)	91,750	39,733
Purchases of premises and equipment	(1,698)	(2,209)	(14,043)
Proceeds from the sale of premises and equipment	9	537	121
Proceeds from sale of non-covered other real estate owned	2,866	5,181	2,409
Proceeds from sale of covered other real estate owned	21,907	28,760	8,040
Capitalization of non-covered other real estate owned improvements	-	-	(118)
Capitalization of covered other real estate owned improvements	-	(697)	(282)
Cash acquired in merger, net of cash consideration paid	-	-	351,287
Net cash (used in) provided by investing activities	$(58,490)	$29,134	$297,489

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIAIRIES
Consolidated Statements of Cash Flows (continued)
December 31, 2012, 2011 and 2010
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2012	2011	2010
Cash flows from financing activities:
Net decrease in deposits	$(3,371)	$(25,876)	$(262,400)
Gross payments on other borrowed funds	-	-	(10,000)
Net decrease in FHLB overnight borrowings	-	-	(50,152)
Redemption of preferred stock	-	(26,380)	-
Repurchase of common stock warrant	-	(1,625)	-
Proceeds from exercise of stock options	301	301	104
Excess tax benefits from stock-based compensation	31	1	8
Dividends paid on preferred stock	-	(38)	(1,320)
Dividends paid on common stock	(7,717)	(3,068)	(2,067)
Net cash used in financing activities	(10,756)	(56,685)	(325,827)

Net change in cash and cash equivalents	1,660	24,226	(20,154)
Cash and cash equivalents at beginning of period	105,913	81,687	101,841
Cash and cash equivalents at end of period	$107,573	$105,913	$81,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,350	$10,285	$11,772
Income taxes	$1,500	$7,400	$14,000

Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$1,534	$2,956	$(56)
Transfer of non-covered loans to non-covered other real estate owned	$4,612	$3,245	$2,144
Transfer of covered loans to covered other real estate owned	$9,716	$25,065	$18,792
Acquisitions:
Assets acquired	$-	$-	$998,302
Liabilities assumed	$-	$-	$985,351

See notes to consolidated financial statements

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities.  The ASU clarifies that ASU. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.  The ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

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

Accounting guidance related to the recognition and presentation of other-than-temporary impairment (“OTTI”) of debt securities became effective in the second quarter of 2009.  A company must consider whether it intends to sell a security or if it is likely that they would be required to sell the security before recovery of the amortized cost basis of the investment, which may be maturity. For debt securities, if we intend to sell the security or it is likely that we will be required to sell the security before recovering its cost basis, the entire impairment loss would be recognized in earnings as an OTTI. If we do not intend to sell the security and it is not likely that we will be required to sell the security but we do not expect to recover the entire amortized cost basis of the security, only the portion of the impairment loss representing credit losses would be recognized in earnings. The credit loss on a security is measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows are discounted by the original or current effective interest rate depending on the nature of the security being measured for potential OTTI. The remaining impairment related to all other factors, the difference between the present value of the cash flows expected to be collected and fair value, is recognized as a charge to other comprehensive income (“OCI”). Impairment losses related to all other factors are presented as separate categories within OCI. For investment securities held to maturity, this amount is accreted over the remaining life of the debt security prospectively based on the amount and timing of future estimated cash flows. The accretion of the amount recorded in OCI increases the carrying value of the investment and does not affect earnings. If there is an indication of additional credit losses the security is re-evaluated according to the procedures described above.

Investment securities held to maturity are comprised of debt securities for which the Company has positive intent and ability to hold to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method over the estimated lives of the securities. Amortization of premiums and accretion of discounts are recognized in interest income over the period to maturity.  Premiums are amortized to the earliest call date while discounts are accreted to maturity.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(f)  Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2012, the Bank’s minimum required investment was approximately $1.6 million. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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

Moody’s Investors Services rating of the FHLB of Seattle as Aaa was confirmed in August 2011, but a negative outlook was assigned as Moody’s revised the rating outlook to negative for U.S. government debt and all issuers Moody’s considers directly-linked to the U.S. government.  Standard and Poors’ rating is AA+, but it also issued a negative outlook with the action reflecting the downgrade of the long-term sovereign credit rating of the U.S. in 2011.  In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however, they may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2012.

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

Interest income previously accrued on nonaccrual loans, but not yet received, is reversed in the period the loan is placed on nonaccrual status.  Subsequent payments received are generally applied to principal.  However, based on management’s assessment of the ultimate collectability of an impaired or nonaccrual loan, interest income may be recognized on a cash basis.  Nonaccrual loans are returned to an accrual status when management determines the circumstances have improved to the extent that there has been a sustained period of repayment performance and both principal and interest are deemed collectible.

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

(m)  Goodwill and Other Intangible Assets, Net: Intangible assets are comprised of goodwill and other intangibles acquired in business combinations. Goodwill and intangible assets with indefinite useful lives are not amortized. Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and also reviewed for impairment. Amortization of intangible assets is included as a separate line item in the Consolidated Statements of Income.

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

GAAP also permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Step 1 quantitative impairment analysis described above is required. Otherwise, no further impairment testing is required. During the fourth quarter of 2012, the Company performed its annual evaluation for goodwill impairment. This evaluation indicated no impairment of the Company's goodwill.

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

(p)  FDIC Indemnification Asset: The Company has elected to account for amounts receivable under the loss share agreement as an indemnification asset in accordance with FASB ASC 805. The FDIC indemnification asset was initially recorded at fair value, based on the discounted value of expected future cash flows under the loss share agreement. The difference between the present value and the undiscounted cash flows the Company expects to collect from the FDIC will be accreted into noninterest income over the life of the FDIC indemnification asset.

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

The Company had no unrecognized tax benefits at December 31, 2012, 2011 or 2010. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2012, 2011 and 2010, the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2009.

(r)  Stock-Based Compensation: The Company has one active stock-based compensation plan. In accordance with FASB ASC 718, Stock Compensation, the Company recognizes in the income statement the grant date fair value of stock options and other equity-based forms of compensation issued to employees over the employee’s requisite service period (generally the vesting period). Stock options vest over a period of no greater than five years from the date of grant. Additionally, the right to exercise the option terminates ten years from the date of grant.

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company did not grant any options for the years ended December 31, 2012, 2011 or 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1)  Description of Business and Summary of Significant Accounting Policies (continued)

(s)  Earnings Per Share: According to the revised provisions of FASB ASC 260, Earnings Per Share, nonvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and are included in the computation of EPS pursuant to the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. Net income, less any preferred dividends accumulated for the period (whether or not declared), is allocated between the common stock and participating securities pursuant to the two-class method, based on their rights to receive dividends, participate in earnings or absorb losses. Basic earnings per common share is computed by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding during the period, excluding participating nonvested restricted shares.

(t)  Advertising Expenses: Advertising costs are generally expensed as incurred.  Advertising costs were $917 thousand, $1.1 million and $497 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.

(u)  Fair Value Measurements: FASB ASC 820, Fair Value Measurements and Disclosures, defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FASB ASC 820 establishes a three-level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data.

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

(v)  Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2012 financial statement presentation. These reclassifications had no significant impact on the Company’s previously reported results of operations or financial condition.

(w)  Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2012, for potential recognition or disclosure.  See Note (25) Subsequent Events for further details.

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

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets.  The Bank recorded an estimated liability of $947 thousand under this provision at December 31, 2012.

The Bank purchased certain assets of City Bank from the FDIC including (at fair value) approximately $321.6 million in loans, $280.0 million of cash and cash equivalents and $7.1 million in investment securities. The Bank also assumed liabilities with fair value of approximately $650.1 million in deposits, $50.1 million in FHLB advances and $17.8 million in other liabilities.  The expected net reimbursements under the loss share agreements were recorded at estimated fair value of $84.4 million on the acquisition date.  In addition to assuming certain liabilities in the transaction, the Company issued an equity appreciation instrument to the FDIC as part of the consideration.  This instrument was valued at $2.1 million when issued.  On April 27, 2010, the FDIC exercised its equity appreciation instrument.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $4.5 million, which has been reported in the Consolidated Statements of Financial Condition.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

In September 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($46.9 million) minus (ii) the sum of (a) 20% of the net loss amount, plus (b) 25% of the asset discount bid ($62.5 million), plus (c) 3.5% of total loss share assets at acquisition.  The Bank recorded an estimated liability of $4.3 million under this provision at December 31, 2012.

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

Merger-related expenses of $324 thousand and $2.1 million have been incurred in connection with the acquisitions of City Bank and North County Bank for the years ended December 31, 2011 and 2010, respectively, and have been recognized as a separate line item on the Consolidated Statements of Income.  No merger-related expenses were incurred for the year ended December 31, 2012 and no additional merger-related expenses are expected in connection with the City Bank and North County Bank acquisitions.

The Company refers to the acquired loan portfolios and other real estate owned as “covered loans” and “covered other real estate owned”, respectively, and these are presented as separate line items in the Consolidated Statements  of Condition.  Collectively, these balances are referred to as “covered assets.”

The assets acquired and liabilities assumed from the City Bank and North County Bank acquisitions have been accounted for under the acquisition method of accounting (formerly the purchase method).  The assets and liabilities, both tangible and intangible, were recorded at estimated fair values as of the acquisition date.  The fair values of the assets acquired and liabilities assumed were determined based on the requirements of FASB ASC 805. The foregoing fair value amounts are subject to change for up to one year after the closing date of the acquisitions as additional information relating to closing date fair values becomes available.  The amounts are also subject to adjustments based upon final settlement with the FDIC.  In addition, the tax treatment of FDIC-assisted acquisitions is complex and subject to interpretations that may result in future adjustments of deferred taxes as of the acquisition date.  The terms of the agreements provide for the FDIC to indemnify the Bank against claims with respect to liabilities of City Bank and North County Bank not assumed by the Bank and certain other types of claims identified in the agreements.  The application of the acquisition method of accounting resulted in the recognition of goodwill of $4.5 million in the City Bank acquisition and a pre-tax bargain purchase gain of $19.9 million in the North County Bank acquisition.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

A summary of the net assets (liabilities) received from the FDIC and the estimated fair value adjustments are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Cost basis net assets (liabilities)	$(54,943)	$11,217
Cash payment received from the FDIC	99,445	46,860
Net assets acquired before fair value adjustments	44,502	58,077

Fair value adjustments:
Covered loans	(126,378)	(67,360)
Covered other real estate owned	(551)	(6,842)
Core deposit intangible	3,293	50
FDIC indemnification asset	84,393	39,000
Other assets	(597)	(89)
Deposits	(6,000)	(956)
FHLB advances	(103)	-
Other liabilities	(3,271)	(1,955)
FDIC equity appreciation instrument	(2,131)	-
Pre-tax bargain purchase gain on acquisition	(6,843)	19,925
Deferred income tax asset (liability)	2,353	(6,974)
Bargain purchase gain (goodwill) on acquisition	$(4,490)	$12,951

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Business Combinations (continued)

The statement of assets acquired and liabilities assumed at their estimated fair values of City Bank and North County Bank are presented below:

(dollars in thousands)	City Bank	North County Bank
	April 16, 2010	September 24, 2010
Assets
Cash and due from banks	$277,907	$66,770
Interest-bearing deposits	2,078	4,532
Total cash and cash equivalents	279,985	71,302

Investment securities, available for sale	7,095	21,286
Covered loans	321,581	133,136
FHLB stock	4,744	402
Goodwill	4,490	-
Core deposit intangible	3,293	50
Covered other real estate owned	5,798	12,412
FDIC indemnification asset	84,393	39,000
Other assets	6,640	2,695
Total assets acquired	$718,019	$280,283

Liabilities
Deposits	$650,104	$257,845
FHLB advances	50,152	-
Other liabilities	17,763	9,487
Total liabilities assumed	718,019	267,332
Net assets acquired/bargain purchase gain on acquisition, net of tax	-	12,951
Total liabilities assumed and net assets acquired	$718,019	$280,283

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash.  The amount of the required reserve balance at December 31, 2012 and 2011 was $3.8 million and $653 thousand, respectively, and was met by holding cash with the Federal Reserve Bank.

(4)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at December 31, 2012 and 2011.  At December 31, 2012 and 2011, there were no securities classified as held to maturity or trading.

(dollars in thousands)	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,297	$1,321	$(32)	$88,586
Residential pass-through securities	165,175	3,430	(182)	168,423
Taxable state and political subdivisions	4,759	553	-	5,312
Tax exempt state and political subdivisions	56,431	2,703	(149)	58,985
Corporate obligations	11,000	-	(565)	10,435
Agency-issued collateralized mortgage obligations	13,967	79	-	14,046
Asset-backed securities	25,108	150	(70)	25,188
Investments in mutual funds and other equities	2,018	-	(25)	1,993
Total investment securities available for sale	$365,755	$8,236	$(1,023)	$372,968

(dollars in thousands)	December 31, 2011
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$75,383	$1,207	$(16)	$76,574
U.S. Treasuries	42,077	520	-	42,597
Residential pass-through securities	116,219	1,295	(116)	117,398
Taxable state and political subdivisions	9,143	615	-	9,758
Tax exempt state and political subdivisions	35,263	2,100	(28)	37,335
Corporate obligations	11,000	-	(713)	10,287
Investments in mutual funds and other equities	2,018	-	(12)	2,006
Total investment securities available for sale	$291,103	$5,737	$(885)	$295,955

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at December 31, 2012 and 2011, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$12,056	$(32)	$-	$-	$12,056	$(32)
Residential pass-through securities	27,680	(182)	-	-	27,680	(182)
Tax exempt state and political subdivisions	10,113	(149)	-	-	10,113	(149)
Corporate obligations	-	-	10,435	(565)	10,435	(565)
Asset-backed securities	9,856	(70)	-	-	9,856	(70)
Investments in mutual funds and other equities	-	-	1,993	(25)	1,993	(25)
Total investment securities available for sale	$59,705	$(433)	$12,428	$(590)	$72,133	$(1,023)

(dollars in thousands)	December 31, 2011
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$10,499	$(16)	$-	$-	$10,499	$(16)
Residential pass-through securities	29,838	(116)	-	-	29,838	(116)
Tax exempt state and political subdivisions	1,255	(28)	-	-	1,255	(28)
Corporate obligations	10,287	(713)	-	-	10,287	(713)
Investments in mutual funds and other equities	-	-	2,006	(12)	2,006	(12)
Total investment securities available for sale	$51,879	$(873)	$2,006	$(12)	$53,885	$(885)

At December 31, 2012 and 2011, there were 25 and 10 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at December 31, 2012 or 2011.

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

(dollars in thousands)	December 31, 2012
	Amortized cost	Fair value
Three months or less	$10,032	$10,059
Over three months to one year	3,452	3,447
After one year through three years	38,575	39,102
After three years through five years	228,275	232,530
After five years through ten years	60,818	61,977
After ten years	24,603	25,853
Total	$365,755	$372,968

The following table shows securities, which were pledged to secure public deposits, borrowings and other items, as permitted or required by law, at December 31, 2012:

(dollars in thousands)	December 31, 2012
	Amortized cost	Fair value
To state and local governments to secure public deposits	$61,600	$64,045
To Federal Reserve Bank to secure borrowings	17,537	18,130
To Federal Home Loan Bank to secure borrowings	559	585
Other securities pledged, principally to secure deposits	14,632	15,336
Total pledged investment securities	$94,328	$98,096

For the year ended December 31, 2012, the Company realized gross gains of $933 thousand and gross losses of $2 thousand on the sale of investment securities available for sale.  For the years ended December 31, 2011 and 2010 there were no sales of investment securities available for sale.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Non-covered Loans

The major classifications of non-covered loans, excluding loans held for resale, at December 31, 2012 and 2011 are as follows:

(dollars in thousands)	2012	2011
Commercial	$162,481	$150,386
Real estate mortgage	452,627	411,113
Real estate construction	81,398	90,356
Consumer	154,890	159,122
	851,396	810,977
Deferred loan costs, net	1,738	1,853
Allowance for loan losses	(17,147)	(18,032)
Total non-covered loans, net	$835,987	$794,798

(6)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Non-Covered Allowance for Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the years ended December 31:

(dollars in thousands)	Year Ended December 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,763	2,889	1,699	749	7,100
Charge-offs	(1,640)	(3,311)	(2,706)	(1,526)	(9,183)
Recoveries	248	438	11	501	1,198
Ending Balance	$4,405	$6,516	$3,050	$3,176	$17,147

	Year Ended December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$3,915	$6,507	$4,947	$3,443	$18,812
Provision	1,557	7,852	(759)	1,850	10,500
Charge-offs	(1,707)	(8,547)	(144)	(2,543)	(12,941)
Recoveries	269	688	2	702	1,661
Ending Balance	$4,034	$6,500	$4,046	$3,452	$18,032

The Company had an additional allowance for loan losses for covered loans of $3.3 million and $870 thousand for the years ended December 31, 2012 and 2011, respectively.  See Note (7) for discussion on covered assets.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following tables provide a summary of the allowance for loan losses and related non-covered loans, by portfolio segment, as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,468	$1,154	$881	$52	$3,555
Collectively evaluated for impairment	2,937	5,362	2,169	3,124	13,592
Total allowance for loan losses	$4,405	$6,516	$3,050	$3,176	$17,147

Non-covered loans:
Individually evaluated for impairment	$9,974	$11,357	$19,607	$916	$41,854
Collectively evaluated for impairment	152,507	441,270	61,791	153,974	809,542
Total non-covered loans (1)	$162,481	$452,627	$81,398	$154,890	$851,396

(1) Total non-covered loans excludes deferred loan costs of $1.7 million.

(dollars in thousands)	December 31, 2011
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$588	$1,212	$1,869	$79	$3,748
Collectively evaluated for impairment	3,446	5,288	2,177	3,373	14,284
Total allowance for loan losses	$4,034	$6,500	$4,046	$3,452	$18,032

Non-covered loans:
Individually evaluated for impairment	$6,525	$14,032	$27,483	$553	$48,593
Collectively evaluated for impairment	143,861	397,081	62,873	158,569	762,384
Total non-covered loans (1)	$150,386	$411,113	$90,356	$159,122	$810,977

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Impaired Loans

The Company had non-covered impaired loans consisting of nonaccrual loans and restructured loans.  As of December 31, 2012, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses were as follows:

(dollars in thousands)	December 31,
	2012		2011
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$15,479	$-	$18,744	$-
Restructured loans	8,635	-	11,208	-
Total with no related allowance	$24,114	$-	$29,952	$-

With an allowance recorded
Nonaccrual loans	$72	$5	$3,356	$262
Restructured loans	17,668	3,550	15,285	3,486
Total with an allowance recorded	17,740	3,555	18,641	3,748
Total	$41,854	$3,555	$48,593	$3,748

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012			December 31, 2011
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$3,737	$4,231	$-	$3,801	$5,692	$-
Real estate mortgages:
One-to-four family residential	938	1,132	-	1,557	3,217	-
Multi-family and commercial	3,605	4,283	-	7,062	8,791	-
Total real estate mortgages	4,543	5,415	-	8,619	12,008	-
Real estate construction:
One-to-four family residential	15,251	23,133	-	16,932	21,803	-
Multi-family and commercial	-	-	-	387	387	-
Total real estate construction	15,251	23,133	-	17,319	22,190	-
Consumer:
Indirect	-	-	-	-	-	-
Direct	583	1,017	-	213	900	-
Total consumer	583	1,017	-	213	900	-
Total with no related allowance recorded	$24,114	$33,796	$-	$29,952	$40,790	$-

With an allowance recorded
Commercial	$6,237	$6,237	$1,468	$2,724	$3,128	$588
Real estate mortgages:
One-to-four family residential	524	524	53	174	190	13
Multi-family and commercial	6,290	6,657	1,101	5,238	5,238	1,199
Total real estate mortgages	6,814	7,181	1,154	5,412	5,428	1,212
Real estate construction:
One-to-four family residential	4,094	4,112	855	10,164	10,845	1,869
Multi-family and commercial	262	262	26	-	-	-
Total real estate construction	4,356	4,374	881	10,164	10,845	1,869
Consumer:
Indirect	-	-	-	-	-	-
Direct	333	333	52	341	341	79
Total consumer	333	333	52	341	341	79
Total with an allowance recorded	17,740	18,125	3,555	18,641	19,742	3,748
Total impaired non-covered loans	$41,854	$51,921	$3,555	$48,593	$60,532	$3,748

The average balance of non-covered impaired loans for the years ended December 31, 2012, 2011 and 2010 was $45.2 million, $47.2 million and $9.6 million, respectively.  Interest income recognized on non-covered impaired loans was $605 thousand, $375 thousand and $160 thousand for the years ended December 31, 2012, 2011 and 2010, respectively.  Additional interest income of $599 thousand, $1.7 million and $200 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the years ended December 31, 2012, 2011 and 2010, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Troubled Debt Restructurings

A troubled debt restructured loan is classified as restructuring when the Company grants a concession(s) to a borrower experiencing financial difficulties that it would not otherwise consider. Examples of such concessions include forgiveness of principal or accrued interest, extending the maturity date(s) or providing a lower interest rate than would be normally available for a transaction of similar risk. As a result of these concessions, restructured loans are considered impaired as the Company will not collect all amounts due, both principal and interest, in accordance with the terms of the original loan agreement.

Troubled debt restructurings at December 31, 2012 and 2011 were as follows:

(dollars in thousands)	December 31, 2012			December 31, 2011
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$7,008	$1,160	$8,168	$3,341	$-	$3,341
Real estate mortgages:
One-to-four family residential	573	340	913	-	933	933
Multi-family and commercial	7,993	1,823	9,816	9,420	937	10,357
Total real estate mortgage	8,566	2,163	10,729	9,420	1,870	11,290

Real estate construction:
One-to-four family residential	10,135	9,013	19,148	13,391	13,283	26,674
Multi-family and commercial	262	-	262	-	387	387
Total real estate construction	10,397	9,013	19,410	13,391	13,670	27,061

Consumer:
Direct	332	20	352	341	-	341
Total consumer	332	20	352	341	-	341
Total restructured loans	$26,303	$12,356	$38,659	$26,493	$15,540	$42,033

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

The following tables present loans restructured for the years ended December 31, 2012 and 2011.  For  the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Year Ended December 31, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	18	$4,812	$4,403
Real estate mortgages:
One-to-four family residential	3	565	561
Multi-family and commercial	2	701	694
Total real estate mortgage	5	1,266	1,255

Real estate construction:
One-to-four family residential	2	1,064	933
Multi-family and commercial	1	262	262
Total real estate construction	3	1,326	1,195

Consumer:
Indirect	-	-	-
Direct	-	-	-
Total consumer	-	-	-
Total restructured loans	26	$7,404	$6,853

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Year Ended December 31, 2011
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	2	$1,039	$1,039
Real estate mortgages:
One-to-four family residential	-	-	-
Multi-family and commercial	10	6,395	6,212
Total real estate mortgage	10	6,395	6,212

Real estate construction:
One-to-four family residential	8	5,796	5,796
Multi-family and commercial	-	-	-
Total real estate construction	8	5,796	5,796

Consumer:
Indirect	-	-	-
Direct	1	341	341
Total consumer	1	341	341
Total restructured loans	21	$13,571	$13,388

For the year ended December 31, 2012, there was a $557 thousand commercial loan and a $37 thousand real estate mortgage multi-family and commercial loan that had been restructured within the previous 12 months that subsequently defaulted.  For the year ended December 31, 2011, there was a $163 thousand real estate mortgage multi-family and commercial loan that had been restructured within the previous 12 months that subsequently defaulted.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following tables summarize non-covered nonaccrual loans and past due loans, by class, as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$232	$373	$-	$605	$2,966	$158,910	$162,481
Real estate mortgages:
One-to-four family residential	-	-	-	-	889	35,984	36,873
Multi-family and commercial	-	-	-	-	1,903	413,851	415,754
Total real estate mortgages	-	-	-	-	2,792	449,835	452,627

Real estate construction:
One-to-four family residential	-	63	-	63	9,210	37,199	46,472
Multi-family and commercial	-	-	-	-		34,926	34,926
Total real estate construction	-	63	-	63	9,210	72,125	81,398

Consumer:
Indirect	966	112	-	1,078	-	76,518	77,596
Direct	469	415	-	884	583	75,827	77,294
Total consumer	1,435	527	-	1,962	583	152,345	154,890
Total	$1,667	$963	$-	$2,630	$15,551	$833,215	851,396
Deferred loan costs, net							1,738
Total non-covered loans							$853,134

(dollars in thousands)	December 31, 2011
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$1,482	$4	$-	$1,486	$3,183	$145,717	$150,386
Real estate mortgages:
One-to-four family residential	53	154	-	207	1,732	38,392	40,331
Multi-family and commercial	1,687	484	-	2,171	2,881	365,730	370,782
Total real estate mortgages	1,740	638	-	2,378	4,613	404,122	411,113

Real estate construction:
One-to-four family residential	27	-	-	27	13,705	45,078	58,810
Multi-family and commercial	100	-	-	100	387	31,059	31,546
Total real estate construction	127	-	-	127	14,092	76,137	90,356

Consumer:
Indirect	1,288	198	-	1,486	-	78,910	80,396
Direct	1,023	294	-	1,317	212	77,197	78,726
Total consumer	2,311	492	-	2,803	212	156,107	159,122
Total	$5,660	$1,134	$-	$6,794	$22,100	$782,083	810,977
Deferred loan costs, net							1,853
Total non-covered loans							$812,830

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

The following tables summarize the internal risk rating, by class, as of December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$140,809	$4,412	$17,260	$-	$162,481
Real estate mortgages:
One-to-four family residential	31,511	1,139	4,223	-	36,873
Multi-family and commercial	363,408	26,287	26,059	-	415,754
Total real estate mortgages	394,919	27,426	30,282	-	452,627

Real estate construction:
One-to-four family residential	25,389	776	20,307	-	46,472
Multi-family and commercial	32,166	472	2,288	-	34,926
Total real estate construction	57,555	1,248	22,595	-	81,398

Consumer:
Indirect	76,076	16	1,504	-	77,596
Direct	71,176	450	5,668	-	77,294
Total consumer	147,252	466	7,172	-	154,890
Total	$740,535	$33,552	$77,309	$-	851,396
Deferred loan costs, net					1,738
					$853,134

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

The following tables present the major types of covered loans at December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Commercial	$13,863	$15,148	$29,011
Real estate mortgages:
One-to-four family residential	3,783	10,412	14,195
Multi-family residential and commercial	132,280	52,303	184,583
Total real estate mortgages	136,063	62,715	198,778

Real estate construction:
One-to-four family residential	4,764	3,000	7,764
Multi-family and commercial	12,369	6,374	18,743
Total real estate construction	17,133	9,374	26,507

Consumer - direct	2,698	7,521	10,219
Subtotal	169,757	94,758	264,515
Fair value discount	(28,980)	(18,196)	(47,176)
Total covered loans	140,777	76,562	217,339
Allowance for loan losses	(2,727)	(525)	(3,252)
Total covered loans, net	$138,050	$76,037	$214,087

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Commercial	$17,380	$26,208	$43,588
Real estate mortgages:
One-to-four family residential	4,673	11,080	15,753
Multi-family residential and commercial	163,028	67,282	230,310
Total real estate mortgages	167,701	78,362	246,063

Real estate construction:
One-to-four family residential	6,102	5,773	11,875
Multi-family and commercial	21,479	12,991	34,470
Total real estate construction	27,581	18,764	46,345

Consumer - direct	3,562	11,206	14,768
Subtotal	216,224	134,540	350,764
Fair value discount	(46,099)	(35,584)	(81,683)
Total covered loans	170,125	98,956	269,081
Allowance for loan losses	(655)	(215)	(870)
Total covered loans, net	$169,470	$98,741	$268,211

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

The following tables present the changes in the accretable yield for the years ended December 31, 2012 and 2011 for each respective acquired loan portfolio:

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank
Balance, beginning of period	$78,004	$29,574
Accretion to interest income	(21,282)	(14,905)
Disposals	(8,866)	(6,546)
Reclassification (to) from nonaccretable difference	1,312	11,444
Balance, end of period	$49,168	$19,567

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank
Balance, beginning of period	$56,079	$19,626
Accretion to interest income	(24,490)	(10,519)
Disposals	(16,314)	52
Reclassification (to) from nonaccretable difference	62,729	20,415
Balance, end of period	$78,004	$29,574

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

The following tables summarize the activity related to covered OREO for the years ended December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	2,515	7,201	9,716
Capitalized improvements	-	-	-
Dispositions of covered OREO, net	(11,991)	(7,183)	(19,174)
Valuation adjustments	(2,466)	(1,238)	(3,704)
Balance, end of period	$7,399	$6,061	$13,460

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$17,906	$11,860	$29,766
Additions to covered OREO	23,490	1,575	25,065
Capitalized improvements	-	697	697
Dispositions of covered OREO, net	(15,401)	(6,833)	(22,234)
Valuation adjustments	(6,654)	(18)	(6,672)
Balance, end of period	$19,341	$7,281	$26,622

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and Indemnification Asset (continued)

(c) FDIC Indemnification Asset: The following tables summarize the activity related to the FDIC indemnification asset for each respective acquired portfolio for the years ended December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(8,704)	(422)	(9,126)
Reduction due to loans paid in full	(2,987)	(2,597)	(5,584)
Transfers to (due from) FDIC	(11,154)	(5,151)	(16,305)
Balance, end of period	$20,390	$14,181	$34,571

(dollars in thousands)	December 31, 2011
	City Bank	North County Bank	Total
Balance, beginning of period	$66,560	$39,507	$106,067
Change in FDIC indemnification asset	(9,061)	(171)	(9,232)
Reduction due to loans paid in full	(8,672)	(4,149)	(12,821)
Transfers to (due from) FDIC	(5,592)	(12,836)	(18,428)
Balance, end of period	$43,235	$22,351	$65,586

(8)  Premises and Equipment

Premises and equipment consisted of the following:

(dollars in thousands)	December 31,
	2012	2011
Land and buildings	$35,892	$35,892
Furniture and equipment	13,477	12,879
Land improvements	3,561	3,536
Computer software	3,689	3,364
Construction in progress	600	209
Subtotal	57,219	55,880
Less: accumulated depreciation	(20,468)	(18,388)
Total	$36,751	$37,492

Depreciation expense on premises and equipment totaled $2.4 million for the year ended December 31, 2012, $2.1 million for the year ended December 31, 2011 and $1.7 million for the year ended December 31, 2010.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and other intangible assets for the years ended December 31, 2012, 2011 and 2010.

(dollars in thousands)		Other intangible assets
	Goodwill	Gross	Accumulated amortization	Net
Balance, December 31, 2010	4,490	3,343	(672)	2,671
Amortization	-	-	(622)	(622)
Balance, December 31, 2011	$4,490	$3,343	$(1,294)	$2,049
Amortization	-	-	(512)	(512)
Balance, December 31, 2012	$4,490	$3,343	$(1,806)	$1,537

Goodwill relates to the 2010 City Bank acquisition and represents the excess of the total purchase price paid over the fair values of the assets acquired, net of the fair values of liabilities assumed.

The other intangible assets relate to the 2010 City Bank and North County Bank acquisitions and represent core deposits.  The values of the core deposit intangible assets were determined by an analysis of the cost differential between the core deposits and alternative funding sources.  Intangible assets with definite useful lives are amortized to their estimated residual values over their respective estimated useful lives, and are also reviewed for impairment. The Company is amortizing its other intangible assets related to the City Bank and North County Bank acquisitions on an accelerated basis over an estimated nine year life and two year life, respectively. No impairment losses separate from the scheduled amortization have been recognized in the periods presented.

The Company conducted its annual evaluation of goodwill for impairment at December 31, 2012 and 2011.  At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Company exceeded its carrying amount; therefore, no impairment was recognized.  The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2012 were consistent with those used at December 31, 2011.

The following table presents the expected amortization expense for other intangible assets:

(dollars in thousands)	Year	Expected amortization
	2013	$439
	2014	366
	2015	293
	2016	220
	2017	146
	Thereafter	73
		$1,537

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Non-covered Other Real Estate Owned

The following table presents the activity related to non-covered OREO for the years ended December 31:

(dollars in thousands)	2012	2011
Balance, beginning of period	$1,976	$4,122
Additions to OREO	4,612	3,245
Dispositions of OREO, net	(2,721)	(5,119)
Valuation adjustments	(844)	(272)
Balance, end of period	$3,023	$1,976

(11)  Deposits

The following table presents the major types of deposits at December 31:

(dollars in thousands)	2012	2011
Noninterest-bearing demand	$261,310	$219,250
NOW accounts	345,599	276,288
Money market	295,441	327,256
Savings	112,725	99,882
Time deposits	447,898	543,668
Total	$1,462,973	$1,466,344

The following table presents the scheduled maturities of time deposits as of December 31, 2012:

(dollars in thousands)	December 31, 2012
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	Over 5 years	Total
Time deposits of $100,000 or more	$120,957	$44,018	$23,945	$5,672	$5,997	$-	$200,589
All other time deposits	142,845	71,660	25,676	3,903	3,225	-	247,309
Total	$263,802	$115,678	$49,621	$9,575	$9,222	$-	$447,898

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12)  Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2012, the line of credit available to the Bank was $153.0 million. The Bank may borrow from the FHLB in amounts up to 9% of its total assets, subject to certain restrictions and collateral, with interest payable at the then stated rate. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans.  As of December 31, 2012, collateral consisted almost entirely of eligible real estate loans in the amount of $238.6 million.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2012 and 2011.  Available borrowings under these lines of credit totaled $35.0 million at December 31, 2012 and 2011.

(dollars in thousands)	December 31,
	2012	2011
Year to date average balance	$61	$3
Maximum amount outstanding at any month end	-	-
Weighted average interest rate on amount outstanding at year end	-	-

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

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust perferred secuities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2012, the rate was 1.95%.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)  Income Taxes

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income:

(dollars in thousands)	December 31,
	2012	2011	2010
Current tax expense	$11,054	$4,692	$9,667
Deferred tax expense (benefit)	(3,198)	2,419	2,130
Total	$7,856	$7,111	$11,797

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

(dollars in thousands)	December 31,
	2012		2011		2010
Income tax expense at federal statutory rate	$8,645	35.0%	$8,072	35.0%	$13,079	35.0%
Federal tax credits	(480)	(1.9%)	(480)	(2.1%)	(480)	(1.3%)
Interest income on tax-exempt securities	(512)	(2.1%)	(471)	(2.0%)	(372)	(1.0%)
Other	203	0.8%	(10)	(0.1%)	(430)	(1.1%)
Total	$7,856	31.8%	$7,111	30.8%	$11,797	31.6%

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14)  Income Taxes (continued)

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

(dollars in thousands)	December 31,
	2012	2011
Deferred tax assets
Covered assets	$19,877	$30,147
Allowance for loan losses	7,139	6,621
Deferred compensation	473	401
Other	848	974
Total deferred tax assets	$28,337	$38,143

Deferred tax liabilities
FDIC indemnification asset	$13,943	$24,566
Deferred loan fees	1,518	1,541
Premises and equipment	629	672
FHLB stock dividend	152	152
Investment in partnership	1,092	896
Prepaid expenses	217	163
Fair value adjustment of investment securities available for sale	2,531	1,704
Purchase accounting	6,451	8,993
Other	54	77
Total deferred tax liabilities	26,587	38,764
Deferred tax assets (liabilities), net	$1,750	$(621)

There was no valuation allowance for deferred tax assets as of December 31, 2012 or 2011. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

(15)  Earnings per Share

The following illustrates the reconciliation of the numerators and denominators of the basic and diluted earnings per share (“EPS”) computations:

(dollars in thousands)	December 31,
	2012	2011	2010
Income available to common shareholders	$16,844	$14,868	$23,911
Weighted average number of common shares, basic	15,422,000	15,329,000	15,307,000
Effect of dilutive stock awards and CPP warrants	33,000	64,000	158,000
Weighted average number of common shares, diluted	15,455,000	15,393,000	15,465,000

Earnings per common share
Basic	$1.09	$0.97	$1.56
Diluted	$1.09	$0.97	$1.55

Antidulitive stock awards excluded from the
computation of diluted earnings per common share	44,884	52,948	67,172

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

The Company’s contributions for the years ended December 31, 2012, 2011 and 2010; under the employee matching feature of the plan, were $431 thousand, $372 thousand and $293 thousand, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2012, 2011 and 2010. There were no contributions under the profit sharing portion of the plan for the years presented.

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

At December 31, 2012 and 2011, liabilities recorded in connection with deferred compensation plan benefits totaled $833 thousand and $801 thousand, respectively, and are recorded in other liabilities.

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

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2012, the Company had 431,610 shares available for grant.

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

The following table summarizes information on stock option activity during 2012:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2012	155,224	$10.71
Granted	-	-
Exercised	(40,086)	7.50		$238
Forfeited, expired or cancelled	(7,293)	15.58
Outstanding, December 31, 2012	107,845	$11.58	4.92	$300

Exercisable at December 31, 2012	107,845	$11.58	4.92	$300

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (i.e., the difference between the Company’s closing stock price on the date of exercise or December 31, 2012, and the exercise price, times the number of shares) that was received or would have been received by the option holders had all the option holders exercised their options on December 31, 2012. This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $238 thousand, $191 thousand and $75 thousand, respectively.

For the year ended December 31, 2012, 2011 and 2010, the Company recognized $8 thousand, $86 thousand and $169 thousand, respectively, in stock option compensation expense as a component of salaries and benefits. As of December 31, 2012, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

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

At December 31, 2012 and 2011, there were no restricted stock awards outstanding.  The total intrinsic value of restricted stock vested for the years ended December 31, 2011, 2010 was $16 thousand, $46 thousand, respectively.

For the year ended December 31, 2012, the Company did not recognize any restricted stock compensation expense as a component of salaries and benefits, compared to $8 thousand and $26 thousand for the years ended December 31, 2011 and 2010, respectively.

(c) Restricted Stock Units: The Company grants restricted stock units periodically for the benefit of employees. Recipients of restricted stock units receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares. Restrictions are based on continuous service.

The following table summarizes information on restricted stock unit activity during 2012:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2012	71,744	$12.80
Granted	79,456	13.31
Vested	(46,841)	12.86
Forfeited, expired or cancelled	(4,548)	13.18
Outstanding, December 31, 2012	99,811	$13.16	2.55

For years ended December 31, 2012, 2011 and 2010, the Company recognized $803 thousand, $529 thousand and $143 thousand, respectively, in restricted stock unit compensation expense as a component of salaries and benefits. As of December 31, 2012, there was $931 thousand of total unrecognized compensation costs related to non-vested restricted stock units which is expected to be recognized over a weighted-average period of 1.9 years.

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

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and excludes accumulate other comprehensive income. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2012, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19)   Regulatory Capital Matters (continued)

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2012	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$210,545	19.39%	$86,856	8.00%	N/A
Whidbey Island Bank	203,471	18.77%	86,715	8.00%	108,393	10.00%

Tier 1 risk-based capital ratio
Company (consolidated)	196,889	18.13%	43,428	4.00%	N/A
Whidbey Island Bank	189,837	17.51%	43,357	4.00%	65,036	6.00%

Tier 1 leverage ratio
Company (consolidated)	196,889	11.78%	66,858	4.00%	N/A
Whidbey Island Bank	189,837	11.36%	66,820	4.00%	83,525	5.00%

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2011	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$198,392	19.73%	$80,463	8.00%	N/A
Whidbey Island Bank	191,816	19.09%	80,366	8.00%	100,458	10.00%

Tier 1 risk-based capital ratio
Company (consolidated)	185,741	18.47%	40,231	4.00%	N/A
Whidbey Island Bank	179,180	17.84%	40,183	4.00%	60,275	6.00%

Tier 1 leverage ratio
Company (consolidated)	185,741	11.16%	66,546	4.00%	N/A
Whidbey Island Bank	179,180	10.77%	66,542	4.00%	83,178	5.00%

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

Level 3:  Significant inputs to the valuation model are unobservable.

The following table presents the Company’s assets measured at fair value on a recurring basis for the years ending Decmber 31, 2012 and 2011:

(dollars in thousands)	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$88,586	$-	$88,586
Residential pass-through securities	-	168,423	-	168,423
Taxable state and political subdivisions	-	5,312	-	5,312
Tax exempt state and political subdivisions	-	58,985	-	58,985
Corporate obligations	-	10,435	-	10,435
Agency-issued collateralized mortgage obligations	-	14,046	-	14,046
Asset-backed securities	-	25,188	-	25,188
Investments in mutual funds and other equities	-	1,993	-	1,993
Total	$-	$372,968	$-	$372,968

(dollars in thousands)	Fair Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$-	$76,574	$-	$76,574
U.S. Treasuries	-	42,597	-	42,597
Residential pass-through securities	-	117,398	-	117,398
Taxable state and political subdivisions	-	9,758	-	9,758
Tax exempt state and political subdivisions	-	37,335	-	37,335
Corporate obligations	-	10,287	-	10,287
Investments in mutual funds and other equities	-	2,006	-	2,006
Total	$-	$295,955	$-	$295,955

There were no transfers between Level 1 and Level 2 during the years ended December 31, 2012 and 2011.

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

The following table presents the Company’s assets measured at fair value on a nonrecurring basis for the years ended December 31, 2012 and 2011:

(dollars in thousands)	December 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$38,299	$38,299	$(8,485)
Non-covered other real estate owned (2)	-	-	3,023	3,023	(844)
Covered other real estate owned (2)	-	-	13,460	13,460	(3,704)
Total	$-	$-	$54,782	$54,782	$(13,033)

(dollars in thousands)	December 31, 2011
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$-	$-	$44,845	$44,845	$(8,182)
Non-covered other real estate owned (2)	-	-	1,976	1,976	(272)
Covered other real estate owned (2)	-	-	26,622	26,622	(6,672)
Total	$-	$-	$73,443	$73,443	$(15,126)

(1)	Represents carrying value and related specific valuation allowances, which are included in the allowance for loan losses.
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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements (continued)

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the year ended December 31, 2012, non-covered impaired loans totaling $8.7 million had adjustments to appraisals, based on unobservabel inputs, ranging from 10% to 57%, with a weighted average adjustment of 27%.

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

The Company deducts a minimum of 10% of the appraised value for selling costs on non-covered and covered other real estate owned.  If the property has been actively listed for sale for more than nine months and has had limited interest, the Company will typically reduce the fair value further based upon input from third party industry experts and knowledgable management and may include adjustments for outdated appraisals (Level 3).

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20)  Fair Value Measurements (continued)

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at December 31, 2012 and 2011, excluding financial instruments recorded at fair value on a recurring basis (summarized in a separate table). The carrying amounts in the following table are recorded in the statement of condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	December 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,145	$32,145	$32,145	$-	$-
Interest-bearing deposits	75,428	75,428	75,428	-	-
Investment securities available for sale	372,968	372,968	-	372,968	-
FHLB stock	7,441	7,441	7,441	-	-
Loans held for sale	18,043	18,043	-	18,043	-
Non-covered loans	853,134	858,660	-	-	858,660
Covered loans	217,339	234,396	-	-	234,396
Bank owned life insurance	17,704	17,704	17,704	-	-
FDIC indemnification asset	34,571	22,630	-	-	22,630

Financial liabilities:
Deposits	1,462,973	1,468,189	-	-	1,468,189
Junior subordinated debentures	25,774	12,155	-	-	12,155

(dollars in thousands)	December 31, 2011
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,399	$25,399	$25,399	$-	$-
Interest-bearing deposits	80,514	80,514	80,514	-	-
Investment securities available for sale	295,955	295,955	-	295,955	-
FHLB stock	7,576	7,576	7,576	-	-
Loans held for sale	22,421	22,421	-	22,421	-
Non-covered loans	812,830	821,964	-	-	821,964
Covered loans	269,081	304,145	-	-	304,145
Bank owned life insurance	17,513	17,513	17,513	-	-
FDIC indemnification asset	65,586	41,041	-	-	41,041

Financial liabilities:
Deposits	1,466,344	1,471,615	-	-	1,471,615
Junior subordinated debentures	25,774	9,802	-	-	9,802

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

FHLB stock:  The Bank’s investment in FHLB stock is carried at par, which approximates its fair value.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following table:

Condensed Balance Sheets

(dollars in thousands)	December 31,
	2012	2011	2010
Assets
Cash and cash equivalents	$5,327	$5,393	$1,476
Investment in subsidiaries	201,345	190,033	205,886
Other assets	1,747	1,192	702
Total assets	$208,419	$196,618	$208,064

Liabilities
Junior subordinated debentures	$25,774	$25,774	$25,774
Other liabilities	21	24	192
Total liabilities	25,795	25,798	25,966

Shareholders' Equity
Preferred stock	-	-	25,334
Common stock	85,707	84,564	85,264
Retained earnings	92,234	83,107	71,307
Accumulated other comprehensive income, net	4,683	3,149	193
Total shareholders' equity	182,624	170,820	182,098
Total liabilities and shareholders' equity	$208,419	$196,618	$208,064

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information (continued)

Condensed Statements of Income

(dollars in thousands)	For the Year Ended December 31,
	2012	2011	2010
Interest income:
Interest on taxable investment securities	$16	$15	$15
Total interest income	16	15	15

Interest expense:
Junior subordinated debentures	532	489	496
Total interest expense	532	489	496

Noninterest expense	1,057	905	832
Loss before income tax benefit and undistributed
earnings of subsidiaries	(1,573)	(1,379)	(1,313)
Income tax benefit	550	482	459
Loss before undistributed earnings of subsidiaries	(1,023)	(897)	(854)
Undistributed earnings of subsidiaries	8,967	11,949	25,924
Dividend income from Bank	8,900	4,900	500
Net income	16,844	15,952	25,570
Preferred dividends	-	1,084	1,659
Net income available to common shareholders	$16,844	$14,868	$23,911

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21)  Washington Banking Company Information (continued)

Condensed Statements of Cash Flows

(dollars in thousands)	For the Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$16,844	$15,952	$25,570
Adjustments to reconcile net income to net
cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(8,967)	(11,949)	(25,924)
Net (increase) decrease in other assets	(524)	(490)	128
Net decrease in other liabilities	(3)	(168)	(50)
Cash flows provided by (used in) operating activities	7,350	3,345	(276)

Investing activities:
Investment in subsidiaries	-	31,382	-
Cash flows provided by investing activities	-	31,382	-

Financing activities:
Redemption of preferred stock	-	(26,380)	-
Repurchase of common stock warrant	-	(1,625)	-
Dividends paid on preferred stock	-	(38)	(1,320)
Dividends paid on common stock	(7,717)	(3,068)	(2,067)
Proceeds from issuance of common stock under stock plans	301	301	104
Cash flows used in financing activities	(7,416)	(30,810)	(3,283)

Net change in cash and cash equivalents	(66)	3,917	(3,559)
Cash and cash equivalents at beginning of period	5,393	1,476	5,035
Cash and cash equivalents at end of period	$5,327	$5,393	$1,476

(22)  Commitments and Contingencies

(a) Leasing Arrangements: The Company is obligated under a number of non-cancelable operating leases for land and buildings.  The majority of these leases have renewal options.  In addition, some of the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2012, the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining non-cancelable lease terms of one year or more are as follows:

(dollars in thousands)	2013	2014	2015	2016	2017	Thereafter	Total
Minimum payments	$1,177	$1,006	$957	$828	$828	$2,287	$7,083

Rent expense applicable to operating leases was $1.5 million for the years ended December 31, 2012 and 2011 and $1.2 million for the year ended December 31, 2010.

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2012.

For the years ended December 31, 2012, 2011 and 2010, the Bank has not been required to perform on any financial guarantees and no losses were incurred in 2012, 2011 or 2010.

Commitments to extend credit were as follows:

(dollars in thousands)	December 31, 2012
Loan commitments
Fixed rate	$17,304
Variable rate	163,210
Standby letters of credit	1,114
Total commitments	$181,628

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(23)  Related Party Transactions

At December 31, 2012 and 2011, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals.  All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectability.  The following table details the loan activity of related party transactions for the years ended December 31:

(dollars in thousands)	2012	2011
Beginning balance	$3,804	$3,274
New loans or advances	1,772	636
Payments	(3,173)	(1,149)
Reclassifications (1)	-	1,043
Ending balance	$2,403	$3,804

Available credit	$755	$399

(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

The Bank held deposits from related parties totaling $2.3 million and $2.7 million at December 31, 2012 and 2011, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(24)  Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

(dollars in thousands)	Year Ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$23,283	$22,726	$22,262	$21,439
Interest expense	1,981	1,837	1,710	1,585
Net interest income	21,302	20,889	20,552	19,854
Provision for loan losses	2,000	2,748	1,250	3,746
Net interest income after provision for loan losses	19,302	18,141	19,302	16,108
Noninterest income	1,297	988	1,358	4,603
Noninterest expense	13,655	15,109	13,663	13,972
Income before provision for income tax	6,944	4,020	6,997	6,739
Provision for income tax	2,171	1,173	2,359	2,153
Net income available to common shareholders	$4,773	$2,847	$4,638	$4,586

Basic earnings per share	$0.31	$0.18	$0.30	$0.30
Diluted earnings per share	$0.31	$0.18	$0.30	$0.30
Cash dividends declared per share	$0.12	$0.14	$0.09	$0.15

(dollars in thousands)	Year Ended December 31, 2011
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$21,998	$22,157	$22,512	$23,040
Interest expense	2,711	2,669	2,430	2,171
Net interest income	19,287	19,488	20,082	20,869
Provision for loan losses	3,000	2,682	2,500	1,868
Net interest income after provision for loan losses	16,287	16,806	17,582	19,001
Noninterest income	3,732	2,622	1,431	1,427
Noninterest expense	14,056	13,671	13,807	14,291
Income before provision for income tax	5,963	5,757	5,206	6,137
Provision for income tax	1,887	1,745	1,581	1,898
Net income before preferred dividends	4,076	4,012	3,625	4,239
Preferred dividends	1,084	-	-	-
Net income available to common shareholders	$2,992	$4,012	$3,625	$4,239

Basic earnings per share	$0.20	$0.26	$0.24	$0.28
Diluted earnings per share	$0.19	$0.26	$0.24	$0.28
Cash dividends declared per share	$0.05	$0.05	$0.05	$0.05

(25)  Subsequent Events

On January 31, 2013, the Board of Directors declared a cash dividend of $0.15 per common share payable February 26, 2013 to shareholders of record on February 11, 2013.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information concerning directors of the Company is incorporated herein by reference to the section entitled “Election of Directors” in the Company’s definitive Proxy Statement to be filed with 120 days of our 2012 fiscal year end (the “Proxy Statement”).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 15th of March, 2013.

WASHINGTON BANKING COMPANY
(Registrant)

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 15th of March, 2013.

Principal Executive Officer:

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Principal Financial and Accounting Officer:

By   /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 15, 2013, as a director and as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Rhoda L. Altom
Mark D. Crawford
Deborah J. Gavin
Gragg E. Miller
Anthony B. Pickering

By   /s/ John L. Wagner

John L. Wagner
Director and Attorney-in-fact
March 15, 2013

INDEX TO EXHIBITS
2.1		Purchase and Assumption Agreement with FDIC dated September 24, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2010)
2.2		Purchase and Assumption Agreement with FDIC dated April 16, 2010 (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 21, 2010)
3.1		Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to Form 10-Q filed August 9, 2011)
3.2		Bylaws of the Company (1)
4.1		Form of Common Stock Certificate (1)
4.2		Pursuant to Section 601(b)(4)(iii)(A) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt are not filed. The Company agrees to furnish a copy thereof to the Securities and Exchange Commission upon request
10.1	*	1998 Stock Option and Restricted Stock Award Plan (2)
10.2	*	2005 Stock Incentive Plan (3)
10.3	*	Employment Agreement between the Company and John L. Wagner (4)
10.4	*	Employment Agreement between the Company and Richard A. Shields (4)
10.5	*	Employment Agreement between the Company and George Bowen, Edward Eng, and Daniel Kuenzi (5)
10.6	*	Executive Change of Control Agreement with Bryan McDonald (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)
10.7	*	Form of Amendment (409A) to Executive Change in Control and Executive Employment Agreements with Named Executive Officers effective December 31, 2010 (6)
10.8	*	Salary Continuation Agreement between the Company and John. L. Wagner dated effective December 30, 2010 (6)
10.9	*	Salary Continuation Agreement between the Bank and John. L. Wagner dated effective December 30, 2010 (6)
10.10	*	Form of Restricted Stock Award Agreement with John L. Wagner (6)
12.1		Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
21		Subsidiaries of Company
23.1		Consent of Moss Adams LLP
24		Powers of Attorney
31.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2		Certification of Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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

(1)		Incorporated by reference to the Company's registration statement Form SB-2 (File No. 333-49925), filed April 10, 1998
(2)		Incorporated by reference to the Company's definitive proxy statement on Schedule 14A, filed August 20, 1998
(3)		Incorporated by reference to the Company's registration statement Form S-8 (File No. 333-129647), filed November 10, 2005
(4)		Incorporated by reference to the Company's Current Report on Form 8-K, filed May 12, 2005
(5)		Incorporated by reference to the Company's Current Report on Form 8-K, filed January 5, 2012
(6)		Incorporated by reference to the Company's Annual Report on Form 10-K for year ended December 31, 2010, filed March 16, 2011