Form 10-Q
period 2013-03-31
WASHINGTON BANKING CO
filed 2013-05-09
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at May 6, 2013 was 15,509,528

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
 (Dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from banks ($5,926 and $3,801, respectively, are restricted)	$23,047	$32,145
Interest-bearing deposits	77,516	75,428
Total cash and cash equivalents	100,563	107,573
Investment securities available for sale, at fair value	394,328	372,968
Federal Home Loan Bank stock	7,374	7,441
Loans held for sale	11,106	18,043
Non-covered loans, net of allowance for loan losses	826,886	835,987
Covered loans, net of allowance for loan losses	195,589	214,087
Total loans	1,022,475	1,050,074
Premises and equipment, net	36,431	36,751
Bank owned life insurance	17,742	17,704
Goodwill and other intangible assets, net	5,919	6,027
Non-covered other real estate owned	5,297	3,023
Covered other real estate owned	15,453	13,460
FDIC indemnification asset	28,140	34,571
Other assets	23,526	20,042
Total assets	$1,668,354	$1,687,677
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$253,947	$261,310
Interest-bearing	1,187,728	1,201,663
Total deposits	1,441,675	1,462,973
Junior subordinated debentures	25,774	25,774
Other liabilities	16,619	16,306
Total liabilities	1,484,068	1,505,053
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,503,861 and 15,483,598 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	85,912	85,707
Retained earnings	94,496	92,234
Accumulated other comprehensive income	3,878	4,683
Total shareholders' equity	184,286	182,624
Total liabilities and shareholders' equity	$1,668,354	$1,687,677
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest income:
Interest and fees on non-covered loans	$11,153	$11,753
Interest and fees on covered loans	6,713	9,868
Interest on taxable investment securities	1,313	1,356
Interest on tax-exempt investment securities	372	255
Other	59	51
Total interest income	19,610	23,283
Interest expense:
Interest on deposits	1,310	1,845
Interest on junior subordinated debentures	118	136
Total interest expense	1,428	1,981
Net interest income	18,182	21,302
Provision for loan losses, non-covered loans	450	2,000
Provision of loan losses, covered loans	1,500	—
Net interest income after provision for loan losses	16,232	19,302
Noninterest income:
Service charges and fees	816	893
Electronic banking income	1,143	896
Investment products	224	362
Gain on sale of investment securities, net	265	342
Bank owned life insurance income	38	60
Income from the sale of mortgage loans	1,011	705
SBA premium income	278	87
Change in FDIC indemnification asset	(174)	(2,991)
Gain on disposition of covered assets	380	629
Other	365	314
Total noninterest income	4,346	1,297
Noninterest expense:
Salaries and benefits	7,676	7,334
Occupancy and equipment	1,801	1,729
Office supplies and printing	400	413
Data processing	535	528
Consulting and professional fees	333	243
Intangible amortization	108	126
FDIC premiums	289	336
FDIC clawback liability adjustment	200	40
Non-covered OREO and repossession expenses, net	525	374
Covered OREO and repossession expenses, net	136	574
Other	1,864	1,958
Total noninterest expense	13,867	13,655
Income before provision for income tax	6,711	6,944
Provision for income tax	2,127	2,171
Net income available to common shareholders	$4,584	$4,773
Net income available per common share, basic	0.30	0.31
Net income available per common share, diluted	0.30	0.31
Average number of common shares outstanding, basic	15,485,000	15,409,000
Average number of common shares outstanding, diluted	15,519,000	15,441,000
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Net income available to common shareholders	4,584	4,773
Investment securities available for sale:
Unrealized losses arising in period	(973)	(146)
Reclassification adjustment for net gains realized in earnings	(265)	(342)
Other comprehensive loss before tax	(1,238)	(488)
Income tax benefit	(433)	(170)
Other comprehensive loss, net	(805)	(318)
Total comprehensive income	3,779	4,455
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
 (Dollars and shares in thousands, except per share data)

	Common stock			Accumulated other comprehensive income	Total shareholders' equity
	Shares	Amount	Retained earnings
Balance at December 31, 2011	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	—	—	4,773	—	4,773
Other comprehensive loss, net	—	—	—	(318)	(318)
Cash dividends on common stock,
$0.12 per share	—	—	(1,849)	—	(1,849)
Stock-based compensation expense	—	137	—	—	137
Issuance of common stock under stock plans	21	141	—	—	141
Tax benefit associated with stock awards	—	11	—	—	11
Balance at March 31, 2012	15,419	$84,853	$86,031	$2,831	$173,715

Balance at December 31, 2012	15,484	$85,707	$92,234	$4,683	$182,624
Comprehensive income:
Net income	—	—	4,584	—	4,584
Other comprehensive loss, net	—	—	—	(805)	(805)
Cash dividends on common stock,
$0.15 per share	—	—	(2,322)	—	(2,322)
Stock-based compensation expense	—	201	—	—	201
Issuance of common stock under stock plans	20	—	—	—	—
Tax benefit associated with stock awards	—	4	—	—	4
Balance at March 31, 2013	15,504	$85,912	$94,496	$3,878	$184,286

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$4,584	$4,773
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	762	519
Depreciation	641	578
Intangible amortization	108	126
Provision for loan losses, non-covered loans	450	2,000
Provision of loan losses, covered loans	1,500	—
Earnings on bank owned life insurance	(38)	(60)
Net gain on sale of investment securities	(265)	(342)
Net loss on sale of premises and equipment	—	10
Net (gain) loss on sale of non-covered other real estate owned	(53)	94
Net gain on sale of covered other real estate owned	(622)	(1,139)
Net gain on sale of loans held for sale	(1,011)	(705)
Origination of loans held for sale	(38,027)	(40,286)
Proceeds from sales of loans held for sale	45,975	53,401
Valuation adjustment on non-covered other real estate owned	218	208
Valuation adjustment on covered other real estate owned	56	710
Deferred taxes	(3,641)	2,419
Change in FDIC indemnification asset	174	2,991
Stock-based compensation	201	137
Excess tax benefit from stock awards	(4)	(11)
Net change in assets and liabilities:
Net decrease (increase) in other assets	5,068	(4,233)
Net increase in other liabilities	313	3,296
Net cash provided by operating activities	16,389	24,486
Cash flows from investing activities:
Purchases of investment securities, available for sale	(50,806)	(55,888)
Maturities/calls/principal payments of investment and
mortgage-backed securities available for sale	27,711	30,484
Redemption of Federal Home Loan Bank stock	67	—
Net decrease in non-covered loans and covered loans	19,199	3,835
Purchases of premises and equipment	(321)	(530)
Proceeds from the sale of premises and equipment	—	8
Proceeds from sale of non-covered other real estate owned	873	358
Proceeds from sale of covered other real estate owned	3,494	4,514
Net cash provided by (used in) investing activities	217	(17,219)

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued) (unaudited)
(Dollars in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities:
Net (decrease) increase in deposits	$(21,298)	$19,681
Proceeds from exercise of stock options	—	141
Excess tax benefits from stock awards	4	11
Dividends paid on common stock	(2,322)	(1,849)
Net cash (used in) provided by financing activities	(23,616)	17,984
Net change in cash and cash equivalents	(7,010)	25,251
Cash and cash equivalents at beginning of period	107,573	105,913
Cash and cash equivalents at end of period	$100,563	$131,164
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,487	$2,101
Income taxes	$6,000	$—
Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of taxes	$(805)	$(318)
Transfer of non-covered loans to non-covered other real estate owned	$3,312	$514
Transfer of covered loans to covered other real estate owned	$4,921	$3,436
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

(b) Basis of Presentation: The accompanying interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries described above.  The accompanying interim condensed consolidated financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles in the United States of America for complete financial statements.  These condensed consolidated financial statements should be read in conjunction with the December 31, 2012 audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K filed with the SEC.

In preparing these financial statements, the Company has evaluated events and transactions subsequent to March 31, 2013 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Management considers the estimates used in developing the allowance for loan losses, the valuation of covered loans and the FDIC indemnification asset and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

(c) Reclassifications: Certain amounts in prior year’s financial statements may have been reclassified to conform to the 2013 presentation. These reclassifications had no significant impact on previously reported net income, net income available per common share or equity.

(d) Significant Accounting Policies: The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  A more detailed description of the Company’s significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2012, as filed on Form 10-K.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The ASU requires an entity to offset, and present as a single net amount, a recognized eligible asset and a recognized eligible liability when it has an unconditional and legally enforceable right of setoff and intends either to settle the asset and liability on a net basis or to realize the asset and settle the liability simultaneously. The ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The Company adopted the provisions of this ASU effective January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. The ASU does not amend any existing requirements for reporting net income or other comprehensive income in the financial statements but requires an entity to disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current period other comprehensive income. The provisions of this ASU also requires that entities present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line item affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, entities would instead cross reference to the related note to the financial statements for additional information. The Company adopted the provisions of this ASU effective January 1, 2013. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at March 31, 2013 and December 31, 2012.  At March 31, 2013 and December 31, 2012, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	March 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$88,079	$1,333	$—	$89,412
Residential pass-through securities	163,455	2,468	(622)	165,301
Taxable state and political subdivisions	4,756	549	—	5,305
Tax exempt state and political subdivisions	70,848	2,721	(179)	73,390
Corporate obligations	11,000	44	(129)	10,915
Agency-issued collateralized mortgage obligations	23,532	39	(75)	23,496
Asset-backed securities	24,665	44	(181)	24,528
Investments in mutual funds and other equities	2,018	—	(37)	1,981
Total investment securities available for sale	$388,353	$7,198	$(1,223)	$394,328

(dollars in thousands)	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,297	$1,321	$(32)	$88,586
Residential pass-through securities	165,175	3,430	(182)	168,423
Taxable state and political subdivisions	4,759	553	—	5,312
Tax exempt state and political subdivisions	56,431	2,703	(149)	58,985
Corporate obligations	11,000	—	(565)	10,435
Agency-issued collateralized mortgage obligations	13,967	79	—	14,046
Asset-backed securities	25,108	150	(70)	25,188
Investments in mutual funds and other equities	2,018	—	(25)	1,993
Total investment securities available for sale	$365,755	$8,236	$(1,023)	$372,968

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at March 31, 2013 and December 31, 2012, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	March 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
Residential pass-through securities	$53,883	$(621)	$10	$(1)	$53,893	$(622)
Tax exempt state and political subdivisions	11,536	(179)	—	—	11,536	(179)
Corporate obligations	—	—	2,871	(129)	2,871	(129)
Agency-issued collateralized mortgage obligations	9,950	(75)	—	—	9,950	(75)
Asset-backed securities	19,497	(181)	—	—	19,497	(181)
Investments in mutual funds and other equities	—	—	1,981	(37)	1,981	(37)
Total investment securities available for sale	$94,866	$(1,056)	$4,862	$(167)	$99,728	$(1,223)

(dollars in thousands)	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$12,056	$(32)	$—	$—	$12,056	$(32)
Residential pass-through securities	27,680	(182)	—	—	27,680	(182)
Tax exempt state and political subdivisions	10,113	(149)	—	—	10,113	(149)
Corporate obligations	—	—	10,435	(565)	10,435	(565)
Asset-backed securities	9,856	(70)	—	—	9,856	(70)
Investments in mutual funds and other equities	—	—	1,993	(25)	1,993	(25)
Total investment securities available for sale	$59,705	$(433)	$12,428	$(590)	$72,133	$(1,023)

At March 31, 2013 and December 31, 2012, there were 30 and 25 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at March 31, 2013 or December 31, 2012.

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

(dollars in thousands)	March 31, 2013
	Amortized cost	Fair value
Over three months to one year	5,443	5,528
After one year through three years	24,427	25,117
After three years through five years	231,624	234,514
After five years through ten years	95,627	97,315
After ten years	31,232	31,854
Total	$388,353	$394,328

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	March 31, 2013
	Amortized cost	Fair value
To state and local governments to secure public deposits	$61,476	$63,944
To Federal Reserve Bank to secure borrowings	17,502	18,095
To Federal Home Loan Bank to secure borrowings	543	567
Other securities pledged, principally to secure deposits	14,616	15,324
Total pledged investment securities	$94,137	$97,930

The following table presents the gross realized gains and gross realized losses on the sale of investment securities available for sale for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
Gross realized gains	265	344
Gross realized losses	—	(2)
Gain on sale of investment securities, net	$265	$342

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Non-Covered Loans

The following table presents the major types of non-covered loans at March 31, 2013 and December 31, 2012.  The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	March 31, 2013	December 31, 2012
Commercial	$160,053	$162,481
Real estate mortgage	460,243	452,627
Real estate construction	65,872	81,398
Consumer	155,863	154,890
	842,031	851,396
Deferred loan costs, net	1,781	1,738
Allowance for loan losses	(16,926)	(17,147)
Total non-covered loans, net	$826,886	$835,987

(5)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Allowance for Non-Covered Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended March 31, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,405	$6,516	$3,050	$3,176	$17,147
Provision	(29)	341	(409)	547	450
Charge-offs	(63)	(86)	(38)	(727)	(914)
Recoveries	25	70	1	147	243
Ending Balance	$4,338	$6,841	$2,604	$3,143	$16,926

(dollars in thousands)	Three Months Ended March 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	573	581	647	199	2,000
Charge-offs	(585)	(561)	(600)	(487)	(2,233)
Recoveries	19	18	2	155	194
Ending Balance	$4,041	$6,538	$4,095	$3,319	$17,993

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following tables provides a summary of the allowance for non-covered loan losses and related non-covered loans, by portfolio segment, at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,464	$1,158	$822	$51	$3,495
Collectively evaluated for impairment	2,874	5,683	1,782	3,092	13,431
Total allowance for non-covered loan losses	$4,338	$6,841	$2,604	$3,143	$16,926
Non-covered loans:
Individually evaluated for impairment	$10,279	$10,138	$16,511	$703	$37,631
Collectively evaluated for impairment	149,774	450,105	49,361	155,160	804,400
Total non-covered loans (1)	$160,053	$460,243	$65,872	$155,863	$842,031

(1) Total non-covered loans excludes deferred loan costs of $1.8 million.

(dollars in thousands)	December 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,468	$1,154	$881	$52	$3,555
Collectively evaluated for impairment	2,937	5,362	2,169	3,124	13,592
Total allowance for non-covered loan losses	$4,405	$6,516	$3,050	$3,176	$17,147
Non-covered loans:
Individually evaluated for impairment	$9,974	$11,357	$19,607	$916	$41,854
Collectively evaluated for impairment	152,507	441,270	61,791	153,974	809,542
Total non-covered loans (1)	$162,481	$452,627	$81,398	$154,890	$851,396

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

Non-Covered Impaired Loans

At March 31, 2013 and December 31, 2012, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of March 31, 2013, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded
Nonaccrual loans	$11,607	$—	$15,479	$—
Restructured loans	8,934	—	8,635	—
Total with no related allowance	$20,541	$—	$24,114	$—
With an allowance recorded
Nonaccrual loans	$225	$18	$72	$5
Restructured loans	16,865	3,477	17,668	3,550
Total with an allowance recorded	17,090	3,495	17,740	3,555
Total	$37,631	$3,495	$41,854	$3,555

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded
Commercial	$4,272	$4,835	$—	$3,737	$4,231	$—
Real estate mortgages:
One-to-four family residential	540	577	—	938	1,132	—
Multi-family and commercial	2,832	3,366	—	3,605	4,283	—
Total real estate mortgages	3,372	3,943	—	4,543	5,415	—
Real estate construction:
One-to-four family residential	12,524	16,751	—	15,251	23,133	—
Total real estate construction	12,524	16,751	—	15,251	23,133	—
Consumer:
Direct	373	542	—	583	1,017	—
Total consumer	373	542	—	583	1,017	—
Total with no related allowance recorded	$20,541	$26,071	$—	$24,114	$33,796	$—
With an allowance recorded
Commercial	$6,007	$6,008	$1,464	$6,237	$6,237	$1,468
Real estate mortgages:
One-to-four family residential	522	522	51	524	524	53
Multi-family and commercial	6,245	6,616	1,107	6,290	6,657	1,101
Total real estate mortgages	6,767	7,138	1,158	6,814	7,181	1,154
Real estate construction:
One-to-four family residential	3,727	3,747	799	4,094	4,112	855
Multi-family and commercial	259	259	23	262	262	26
Total real estate construction	3,986	4,006	822	4,356	4,374	881
Consumer:
Direct	330	330	51	333	333	52
Total consumer	330	330	51	333	333	52
Total with an allowance recorded	17,090	17,482	3,495	17,740	18,125	3,555
Total impaired non-covered loans	$37,631	$43,553	$3,495	$41,854	$51,921	$3,555

The average recorded investment in non-covered impaired loans was $39.7 million for the three months ended March 31, 2013, compared to $49.5 million for the same period a year ago.  For the three months ended March 31, 2013, the Company recognized interest income on non-covered impaired loans of $158 thousand.  Additional interest income of $23 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three months ended March 31, 2013.

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

Troubled debt restructurings at March 31, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	March 31, 2013			December 31, 2012
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$6,980	$1,010	$7,990	$7,008	$1,160	$8,168
Real estate mortgages:
One-to-four family residential	570	338	908	573	340	913
Multi-family and commercial	7,934	1,072	9,006	7,993	1,823	9,816
Total real estate mortgage	8,504	1,410	9,914	8,566	2,163	10,729
Real estate construction:
One-to-four family residential	9,726	6,360	16,086	10,135	9,013	19,148
Multi-family and commercial	259	—	259	262	—	262
Total real estate construction	9,985	6,360	16,345	10,397	9,013	19,410
Consumer:
Direct	330	18	348	332	20	352
Total consumer	330	18	348	332	20	352
Total restructured loans	$25,799	$8,798	$34,597	$26,303	$12,356	$38,659

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

For the three months ended March 31, 2013, there was one commercial loan restructured with a pre-modification recorded investment of $5 thousand and a post-modification recorded investment of $3 thousand. For the same period a year ago, there was one commercial loan restructured with a pre-modification and post-modification recorded investment of $285 thousand. During the periods presented, all modification terms were a combination of terms employed by the Company.

For the three months ended March 31, 2013 and 2012, there were no troubled debt restructurings that subsequently defaulted within the first twelve months of restructure.

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$922	$213	$—	$1,135	$3,299	$155,619	$160,053
Real estate mortgages:
One-to-four family residential	312	—	—	312	492	34,370	35,174
Multi-family and commercial	—	—	—	—	1,142	423,927	425,069
Total real estate mortgages	312	—	—	312	1,634	458,297	460,243
Real estate construction:
One-to-four family residential	514	32	—	546	6,526	33,027	40,099
Multi-family and commercial	—	—	—	—	—	25,773	25,773
Total real estate construction	514	32	—	546	6,526	58,800	65,872
Consumer:
Indirect	965	130	—	1,095	—	76,559	77,654
Direct	754	91	—	845	373	76,991	78,209
Total consumer	1,719	221	—	1,940	373	153,550	155,863
Total	$3,467	$466	$—	$3,933	$11,832	$826,266	842,031
Deferred loan costs, net							1,781
Total non-covered loans							$843,812

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	December 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$232	$373	$—	$605	$2,966	$158,910	$162,481
Real estate mortgages:
One-to-four family residential	—	—	—	—	889	35,984	36,873
Multi-family and commercial	—	—	—	—	1,903	413,851	415,754
Total real estate mortgages	—	—	—	—	2,792	449,835	452,627
Real estate construction:
One-to-four family residential	—	63	—	63	9,210	37,199	46,472
Multi-family and commercial	—	—	—	—	—	34,926	34,926
Total real estate construction	—	63	—	63	9,210	72,125	81,398
Consumer:
Indirect	966	112	—	1,078	—	76,518	77,596
Direct	469	415	—	884	583	75,827	77,294
Total consumer	1,435	527	—	1,962	583	152,345	154,890
Total	$1,667	$963	$—	$2,630	$15,551	$833,215	851,396
Deferred loan costs, net							1,738
Total non-covered loans							$853,134

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

The following table summarizes our internal risk rating, by class, as of March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$136,208	$6,949	$16,896	$—	$160,053
Real estate mortgages:
One-to-four family residential	29,978	645	4,551	—	35,174
Multi-family and commercial	379,764	19,270	26,035	—	425,069
Total real estate mortgages	409,742	19,915	30,586	—	460,243
Real estate construction:
One-to-four family residential	22,273	773	17,053	—	40,099
Multi-family and commercial	22,428	1,076	2,269	—	25,773
Total real estate construction	44,701	1,849	19,322	—	65,872
Consumer:
Indirect	76,112	15	1,527	—	77,654
Direct	72,246	432	5,531	—	78,209
Total consumer	148,358	447	7,058	—	155,863
Total	$739,009	$29,160	$73,862	$—	842,031
Deferred loan costs, net					1,781
					$843,812

(dollars in thousands)	December 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$140,809	$4,412	$17,260	$—	$162,481
Real estate mortgages:
One-to-four family residential	31,511	1,139	4,223	—	36,873
Multi-family and commercial	363,408	26,287	26,059	—	415,754
Total real estate mortgages	394,919	27,426	30,282	—	452,627
Real estate construction:
One-to-four family residential	25,389	776	20,307	—	46,472
Multi-family and commercial	32,166	472	2,288	—	34,926
Total real estate construction	57,555	1,248	22,595	—	81,398
Consumer:
Indirect	76,076	16	1,504	—	77,596
Direct	71,176	450	5,668	—	77,294
Total consumer	147,252	466	7,172	—	154,890
Total	$740,535	$33,552	$77,309	$—	851,396
Deferred loan costs, net					1,738
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

The following table presents the major types of covered loans at March 31, 2013 and December 31, 2012. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	March 31, 2013
	City Bank	North County Bank	Total
Commercial	$11,197	$13,114	$24,311
Real estate mortgages:
One-to-four family residential	2,937	9,893	12,830
Multi-family residential and commercial	119,413	48,389	167,802
Total real estate mortgages	122,350	58,282	180,632
Real estate construction:
One-to-four family residential	4,543	3,029	7,572
Multi-family and commercial	11,130	5,582	16,712
Total real estate construction	15,673	8,611	24,284
Consumer - direct	2,583	6,810	9,393
Subtotal	151,803	86,817	238,620
Fair value discount	(22,990)	(15,345)	(38,335)
Total covered loans	128,813	71,472	200,285
Allowance for loan losses	(4,227)	(469)	(4,696)
Total covered loans, net	$124,586	$71,003	$195,589

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Commercial	$13,863	$15,148	$29,011
Real estate mortgages:
One-to-four family residential	3,783	10,412	14,195
Multi-family residential and commercial	132,280	52,303	184,583
Total real estate mortgages	136,063	62,715	198,778
Real estate construction:
One-to-four family residential	4,764	3,000	7,764
Multi-family and commercial	12,369	6,374	18,743
Total real estate construction	17,133	9,374	26,507
Consumer - direct	2,698	7,521	10,219
Subtotal	169,757	94,758	264,515
Fair value discount	(28,980)	(18,196)	(47,176)
Total covered loans	140,777	76,562	217,339
Allowance for loan losses	(2,727)	(525)	(3,252)
Total covered loans, net	$138,050	$76,037	$214,087

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

The following table presents the changes in the accretable yield for the three months ended March 31, 2013 and 2012, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended March 31,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$49,168	$19,567	$78,004	$29,574
Accretion to interest income	(4,256)	(2,596)	(5,750)	(3,908)
Disposals	(4,405)	(1,524)	(1,215)	(2,030)
Reclassification (to) from nonaccretable difference	13	—	(22)	1
Balance, end of period	$40,520	$15,447	$71,017	$23,637

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

The following tables summarize the activity related to covered OREO for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended March 31, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$7,399	$6,061	$13,460
Additions to covered OREO	4,453	468	4,921
Dispositions of covered OREO, net	(2,306)	(566)	(2,872)
Valuation adjustments	(27)	(29)	(56)
Balance, end of period	$9,519	$5,934	$15,453

(dollars in thousands)	Three Months Ended March 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	364	3,072	3,436
Dispositions of covered OREO, net	(720)	(2,655)	(3,375)
Valuation adjustments	$(690)	$(20)	$(710)
Balance, end of period	$18,295	$7,678	$25,973

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset:

The following table summarizes the activity related to the FDIC indemnification asset for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended March 31, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$20,390	$14,181	$34,571
Change in FDIC indemnification asset	(182)	8	(174)
Reduction due to loans paid in full	(1,137)	(646)	(1,783)
Transfers to (due from) FDIC	(1,958)	(2,516)	(4,474)
Balance, end of period	$17,113	$11,027	$28,140

(dollars in thousands)	Three Months Ended March 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(2,865)	(126)	(2,991)
Reduction due to loans paid in full	(573)	(1,880)	(2,453)
Transfers to (due from) FDIC	1,179	(423)	756
Balance, end of period	$40,976	$19,922	$60,898

The following table presents the changes in non-covered other real estate owned for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
Balance, beginning of period	$3,023	$1,976
Additions to OREO	3,312	514
Dispositions of OREO, net	(820)	(452)
Valuation adjustments	(218)	(208)
Balance, end of period	$5,297	$1,830

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
Income available to common shareholders	$4,584	$4,773
Weighted average number of common shares, basic	15,485,000	15,409,000
Effect of dilutive stock awards	34,000	32,000
Weighted average number of common shares, diluted	15,519,000	15,441,000
Earnings per common share
Basic	$0.30	$0.31
Diluted	$0.30	$0.31
Antidulitive stock awards excluded from the
computation of diluted earnings per common share (in shares)	41,345	48,633

(9)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three months ended March 31, 2013 and 2012.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  No stock-based compensation expense was recognized for the three months ended March 31, 2013.   The Company recognized $6 thousand in stock-based compensation expense, as a component of salaries and benefits, for the three months ended March 31, 2012. As of March 31, 2013, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

The following table summarizes information on stock option activity during 2013:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2013	107,845	11.58
Granted	—	—
Exercised	—	—
Forfeited, expired or cancelled	—	—
Outstanding, March 31, 2013	107,845	11.58	4.68	$325
Exercisable at March 31, 2013	107,845	11.58	4.68	$325

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on March 31, 2013, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on March 31, 2013.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation (continued)

The following table summarizes information on RSU activity during 2013:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2013	99,811	$13.16
Granted	80,100	13.91
Vested	(21,537)	13.29
Forfeited, expired or cancelled	(1,466)	13.36
Outstanding, March 31, 2013	156,908	$13.52	2.63

For the three months ended March 31, 2013, the Company recognized $201 thousand in RSU compensation expense, as a component of salaries and benefits, compared to $131 thousand for the same period a year ago.  As of March 31, 2013, there was $1.8 million of total unrecognized compensation costs related to nonvested RSUs.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Fair Value Measurements

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at March 31, 2013 and December 31, 2012:

(dollars in thousands)	Fair value at March 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$89,412	$—	$89,412
Residential pass-through securities	—	165,301	—	165,301
Taxable state and political subdivisions	—	5,305	—	5,305
Tax exempt state and political subdivisions	—	73,390	—	73,390
Corporate obligations	3,013	7,902	—	10,915
Agency-issued collateralized mortgage obligations	—	23,496	—	23,496
Asset-backed securities	—	24,528	—	24,528
Investments in mutual funds and other equities	1,981	—	—	1,981
Total	$4,994	$389,334	$—	$394,328

(dollars in thousands)	Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$88,586	$—	$88,586
Residential pass-through securities	—	168,423	—	168,423
Taxable state and political subdivisions	—	5,312	—	5,312
Tax exempt state and political subdivisions	—	58,985	—	58,985
Corporate obligations	2,985	7,450	—	10,435
Agency-issued collateralized mortgage obligations	—	14,046	—	14,046
Asset-backed securities	—	25,188	—	25,188
Investments in mutual funds and other equities	1,993	—	—	1,993
Total	$4,978	$367,990	$—	$372,968

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2013 or during the year ended December 31, 2012.

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

(10)  Fair Value Measurements (continued)

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair value at March 31, 2013
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$34,136	$34,136	$(3,634)
Non-covered other real estate owned (2)	—	—	5,297	5,297	(218)
Covered other real estate owned (2)	—	—	15,453	15,453	(56)
Total	$—	$—	$54,886	$54,886	$(3,908)

(dollars in thousands)	Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$38,299	$38,299	$(8,485)
Non-covered other real estate owned (2)	—	—	3,023	3,023	(844)
Covered other real estate owned (2)	—	—	13,460	13,460	(3,704)
Total	$—	$—	$54,782	$54,782	$(13,033)

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

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the period ended March 31, 2013, the Company did not adjust any appraisals for non-covered impaired loans based on unobservable inputs.

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

(10)  Fair Value Measurements (continued)

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at March 31, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring and nonrecurring basis (summarized in the table above). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	March 31, 2013
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,047	$23,047	$23,047	$—	$—
Interest-bearing deposits	77,516	77,516	77,516	—	—
Investment securities available for sale	394,328	394,328	4,994	389,334	—
FHLB stock	7,374	7,374	7,374	—	—
Loans held for sale	11,106	11,106	—	11,106	—
Non-covered loans	843,812	847,602	—	—	847,602
Covered loans	200,285	212,858	—	—	212,858
Bank owned life insurance	17,742	17,742	17,742	—	—
FDIC indemnification asset	28,140	19,339	—	—	19,339
Financial liabilities:
Deposits	1,441,675	1,446,767	—	—	1,446,767
Junior subordinated debentures	25,774	12,116	—	—	12,116

(dollars in thousands)	December 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,145	$32,145	$32,145	$—	$—
Interest-bearing deposits	75,428	75,428	75,428	—	—
Investment securities available for sale	372,968	372,968	4,978	367,990	—
FHLB stock	7,441	7,441	7,441	—	—
Loans held for sale	18,043	18,043	—	18,043	—
Non-covered loans	853,134	858,660	—	—	858,660
Covered loans	217,339	234,396	—	—	234,396
Bank owned life insurance	17,704	17,704	17,704	—	—
FDIC indemnification asset	34,571	22,630	—	—	22,630
Financial liabilities:
Deposits	1,462,973	1,468,189	—	—	1,468,189
Junior subordinated debentures	25,774	12,155	—	—	12,155

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Fair Value Measurements (continued)

Following is a description of methods and assumptions used to estimate the fair value of each class of financial instrument not recorded at fair value but required for disclosure purposes:

Cash and Cash Equivalents: The carrying value of cash and cash equivalent instruments approximates fair value.

Interest-bearing Deposits:  The carrying values of interest-bearing deposits maturing within ninety days approximate their fair values. Fair values of other interest-earning deposits are estimated using discounted cash flow analysis based on current rates for similar types of deposits.

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

Trust Preferred Securities/Junior Subordinated Debentures: The fair value of trust preferred securities is estimated using discounted cash flow analysis based on current rates for similar types of debt.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at March 31, 2013. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of March 31, 2013.  At March 31, 2013, the commitments under these agreements totaled $1.4 million.

At March 31, 2013, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at March 31, 2013 and December 31, 2012.

(12)  Subsequent Events

On April 25, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.15 per common share to shareholders of record as of May 6, 2013, payable on May 20, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as future operating results, growth in loans and deposits, the FDIC indemnification asset and covered loans, credit quality and adequacy of the allowance for loan losses, and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar meaning are intended in part to help identify forward-looking statements.  Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national economic conditions; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; and (5) the ability to realize efficiencies expected from investment in personnel and infrastructure.  However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations.  In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

Executive Overview

Significant items for the first quarter of 2013 were as follows:

•	Net income available to common shareholders per diluted share was $0.30 for the three months ended March 31, 2013, compared to $0.31 for the three ended March 31, 2012.

•	Net interest margin, on a tax equivalent basis, was 4.84% for the three months ended March 31, 2013, compared to 5.81% for the same period a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $826.9 million at March 31, 2013, compared to $836.0 million at December 31, 2012.

•	Nonperforming non-covered assets to total assets improved to 1.03% at March 31, 2013, compared to 1.42% at December 31, 2012.

•
Total risk-based capital for the Company was 19.78% at March 31, 2013, compared to 19.39% at December 31, 2012.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share increased to $11.50 at March 31, 2013, compared to $11.41 at December 31, 2012.

Summary of Critical Accounting Policies

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and the accompanying notes.  Changes in these estimates and assumptions are considered reasonably possible and may have a material impact on the consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein.  Significant accounting policies are described in Note (1) of the Notes to Consolidated Financial Statements for the year ended December 31, 2012, as filed with the SEC on Form 10-K.  Not all of these accounting policies require management to make difficult, subjective or complex judgments or estimates. Management believes that the following accounting policies could be considered critical under the SEC’s definition.

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

Results of Operations Overview

For the three months ended March 31, 2013, net income available to common shareholders totaled $4.6 million, or $0.30 per diluted common share, compared to net income available to common shareholders of $4.8 million, or $0.31 per diluted common share, for the same period a year ago.  Net income available to common shareholders for the period was primarily attributable to continued improvement in asset quality and strong mortgage banking income.

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

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
GAAP net interest income	$18,182	$21,302
Tax-equivalent adjustment	206	265
Tax-equivalent net interest income	$18,388	$21,567
Average interest earning assets	$1,539,196	$1,493,322
Net interest margin	4.79%	5.74%
Tax-equivalent net interest margin	4.84%	5.81%

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	March 31, 2013	December 31, 2012
Total shareholders' equity	$184,286	$182,624
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(5,919)	(6,027)
Tangible common equity	$178,367	$176,597
Total assets	$1,668,354	$1,687,677
Adjustments to total assets
Goodwill and other intangible assets, net	(5,919)	(6,027)
Total tangible assets	$1,662,435	$1,681,650
Common shares outstanding at end of period	15,503,861	15,483,598
Tangible common equity ratio	10.73%	10.50%
Tangible book value per common share	$11.50	$11.41

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended March 31,
	2013			2012
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$856,249	$11,165	5.29%	$826,528	$11,886	5.78%
Covered loans	206,873	6,713	13.16%	262,580	9,868	15.11%
Interest-bearing deposits	94,027	59	0.25%	83,700	51	0.25%
Investments
Taxable	313,529	1,313	1.70%	282,245	1,356	1.93%
Non-taxable (2)	68,518	566	3.35%	38,269	387	4.07%
Interest-earning assets	1,539,196	19,816	5.22%	1,493,322	23,548	6.34%
Noninterest-earning assets	133,611			172,275
Total assets	$1,672,807			$1,665,597
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$637,785	$258	0.16%	$603,477	$396	0.26%
Savings	115,228	14	0.05%	100,917	27	0.11%
Time deposits	442,605	1,038	0.95%	532,281	1,422	1.07%
Total interest-bearing deposits	1,195,618	1,310	0.44%	1,236,675	1,845	0.60%
Junior subordinated debentures	25,774	118	1.86%	25,774	136	2.12%
Total interest-bearing liabilities	1,221,392	1,428	0.48%	1,262,449	1,981	0.63%
Noninterest-bearing deposits	252,321			222,621
Other liabilities	16,427			8,552
Total liabilities	1,490,140			1,493,622
Total shareholders' equity	182,667			171,975
Total liabilities and
shareholders' equity	$1,672,807			$1,665,597
Net interest income/spread		$18,388	4.74%		$21,567	5.71%
Credit for interest-bearing funds			0.10%			0.10%
Net interest margin (2)			4.84%			5.81%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $206 thousand and $265 thousand for the three months ended March 31, 2013 and 2012, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

Taxable-equivalent net interest income totaled $18.4 million for the first quarter of 2013, compared to $21.6 million for the first quarter of 2012.  Changes in net interest income during the period reflect a $3.7 million decrease in interest income on interest-earning assets primarily related to decreases in the yield earned on non-covered loans and to decreases in volume and in the yield earned on covered loans. Additionally, interest expense on interest-bearing liabilities decreased $553 thousand during the period and was primarily due to the decrease in volume of time deposits and the average rate paid on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.84% for the first quarter of 2013, compared to 5.81% for the same period a year ago.  The yield on interest-earning assets was 5.22% for the three months ended March 31, 2013, a decrease of 112 basis points as compared to the same period a year ago.  This decrease was primarily attributable to the decreases in average yields on non-covered and covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.48% for the three months ended March 31, 2013, a decrease of 15 basis points as compared to the same period in 2012. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

Due to the current low interest rate environment, together with the projected principal reduction in higher yielding covered loans, management expects net interest income and net interest margin will decline in future periods.

The following table details the effects of changes in rates and volume on interest income and expense for the periods indicated:

(dollars in thousands)	Three Months Ended March 31,
	2013 compared to 2012
	Increase (decrease) in interest income and expense due to changes in (2)
	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$522	$(1,243)	$(721)
Covered loans	(1,960)	(1,195)	(3,155)
Interest-bearing deposits	6	2	8
Investments (1)
Taxable	458	(501)	(43)
Non-taxable	230	(51)	179
Interest-earning assets	$(744)	$(2,988)	$(3,732)
Liabilities
Deposits:
NOW accounts and money market	$21	$(159)	$(138)
Savings	4	(17)	(13)
Time deposits	(228)	(156)	(384)
Total interest-bearing deposits	(203)	(332)	(535)
Junior subordinated debentures	—	(18)	(18)
Total interest-bearing liabilities	$(203)	$(350)	$(553)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35% for the three months ended March 31, 2013 and 2012.
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

For the three months ended March 31, 2013, the Company recorded a $450 thousand provision for non-covered loan losses, compared to $2.0 million for the same period a year ago.  Net charge-offs for the three months ended March 31, 2013 were $671 thousand, compared to $2.0 million for the same period in 2012.  At March 31, 2013 and 2012, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 2.01% and 2.20%, respectively.

The Company recorded a $1.5 million provision for covered loan losses for the three months ended March 31, 2013. No provision for covered loan losses was recorded for the same period a year ago.  For the period, the provision for covered loan losses was primarily attributable to the deterioration of cash flows associated with several covered loan pools. This provision, however, was offset by a significantly lower change in FDIC indemnification asset, included in noninterest income, as noted in the table below.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the sale of mortgage loans and through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company's Bank Owned Life Insurance policies. The following table presents the key components of noninterest income for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012	Change
Service charges and fees	$816	$893	$(77)
Electronic banking income	1,143	896	247
Investment products	224	362	(138)
Gain on sale of investment securities, net	265	342	(77)
Bank owned life insurance income	38	60	(22)
Income from the sale of mortgage loans	1,011	705	306
SBA premium income	278	87	191
Change in FDIC indemnification asset	(174)	(2,991)	2,817
Gain on disposition of covered assets	380	629	(249)
Other	365	314	51
Total noninterest income	$4,346	$1,297	$3,049

The increase in electronic banking income was primarily attributable to a fee received from Visa during the first quarter of 2013 for its exclusive branding for the Company's debit and credit cards.

Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities during the three months ended March 31, 2013 and 2012.  Management reviews the investment securities portfolio regularly for sales opportunities and expects additional sales in future periods.

Income from the sale of mortgage loans increased due to an increase in premiums recognized on loans sold in the secondary market during the period.

SBA premium income is the income the Company recognizes when it sells the guaranteed portion of each SBA loan to investors in the secondary market. For the three months ended March 31, 2013, the Company sold total guaranteed portions of SBA loans in the amount of $2.7 million, compared to $396 thousand for the same period a year ago.

Change in FDIC indemnification asset represents the amortization of the FDIC indemnification asset. Based upon the collections made on the indemnification asset and subsequent revaluations of the estimated remaining cash flows, amortization was required to reduce the asset in order to match the projected cashflows over the remaining term of the asset.

The gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value. The gain on disposition of covered assets is expected to continue to decline as the balance of covered assets decrease.

Noninterest Expense: The Company continues to focus on controlling noninterest expense and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012	Change
Salaries and benefits	$7,676	$7,334	$342
Occupancy and equipment	1,801	1,729	72
Office supplies and printing	400	413	(13)
Data processing	535	528	7
Consulting and professional fees	333	243	90
Intangible amortization	108	126	(18)
FDIC premiums	289	336	(47)
FDIC clawback liability adjustment	200	40	160
Non-covered OREO and repossession expenses, net	525	374	151
Covered OREO and repossession expenses, net	136	574	(438)
Other	1,864	1,958	(94)
Total noninterest expense	$13,867	$13,655	$212

Salaries and benefits expense increased primarily due to a reduction in salary deferrals related to lower loan originations in the first quarter of 2013 compared to the same period a year ago.

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

Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties. The expense on covered OREO is expected to continue to decline as the balance of covered OREO decreases and credit quality and economic conditions improve. At March 31, 2013, covered OREO totaled $15.5 million, down from $26.0 million at March 31, 2012.

Income Taxes: The Company’s consolidated effective tax rate for the three months ended March 31, 2013, was 31.7%, compared to 31.3% for the same period a year ago. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate for three months ended March 31, 2012 reflects a benefit from the New Market Tax Credit Program. The tax benefits related to these credits were recognized in the same periods that the credits were recognized on the Company’s income tax returns and expired at the ended of 2012.

Financial Condition Overview

Total assets at March 31, 2013, were $1.67 billion, compared to $1.69 billion at December 31, 2012.  For the period, investment securities increased $21.4 million and total non-covered loans, net of allowance for loan losses, decreased $9.1 million.  Total shareholders’ equity was $184.3 million at March 31, 2013, compared to $182.6 million at December 31, 2012, an increase of $1.7 million.

Investment Securities: The composition of the Company's investment portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. At March 31, 2013, total investment securities increased $21.4 million to $394.3 million, compared to $373.0 million at December 31, 2012. The increase was a result of the Company actively purchasing investment securities during the first quarter of 2013 as it continued to deploy funds generated through the resolution of acquired assets and the reinvestment of funds generated from maturities and principal payments of investment securities.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	March 31, 2013	December 31, 2012
U.S. government agencies	$89,412	$88,586
Residential pass-through securities	165,301	168,423
State and political subdivisions	78,695	64,297
Corporate obligations	10,915	10,435
Agency-issued collateralized mortgage obligations	23,496	14,046
Asset-backed securities	24,528	25,188
Investments in mutual funds and other equity securities	1,981	1,993
Total investment securities available for sale	$394,328	$372,968

Non-Covered Loans: Non-covered loans, net of allowance for loans losses, totaled $826.9 million at March 31, 2013, compared to $836.0 million at December 31, 2012. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Commercial	$160,053	19.0%	$162,481	19.1%
Real estate mortgages:
One-to-four family residential	35,174	4.2%	36,873	4.3%
Multi-family and commercial	425,069	50.5%	415,754	48.8%
Total real estate mortgages	460,243	54.7%	452,627	53.1%
Real estate construction:
One-to-four family residential	40,099	4.7%	46,472	5.5%
Multi-family and commercial	25,773	3.1%	34,926	4.1%
Total real estate construction	65,872	7.8%	81,398	9.6%
Consumer:
Indirect	77,654	9.2%	77,596	9.1%
Direct	78,209	9.3%	77,294	9.1%
Total consumer	155,863	18.5%	154,890	18.2%
Subtotal	842,031	100.0%	851,396	100.0%
Deferred loan costs, net	1,781		1,738
Allowance for loan losses	(16,926)		(17,147)
Total non-covered loans	$826,886		$835,987

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013	December 31, 2012
Non-covered nonperforming loans	$11,832	$15,551
Non-covered other real estate owned	5,297	3,023
Total non-covered nonperforming assets	$17,129	$18,574
Restructured Loans (1)	$25,799	$26,303
Total non-covered impaired loans	$37,631	$41,854
Non-covered accruing loans past due 90
days or more	$—	$—
Non-covered potential problem loans (2)	$2,565	$2,601
Allowance for loan losses	$16,926	$17,147
Non-covered nonperforming loans to total gross
non-covered loans	1.40%	1.82%
Allowance for loan losses to total gross non-covered loans	2.01%	2.01%
Allowance for loan losses to total non-covered
nonperfoming loans	143.05%	110.26%
Non-covered nonperforming assets to total assets	1.03%	1.10%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at March 31, 2013:

(dollars in thousands)	Island County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total non-covered NPA by loan type
Commercial loans	$3	$335	$816	$1,586	$559	$3,299	19.26%
Real estate mortgage loans:
One-to-four family residential	—	—	153	—	339	492	2.87%
Multi-family and commercial	—	188	574	—	379	1,141	6.67%
Real estate construction loans:
One-to-four family residential	1,375	—	1,818	—	2,518	5,711	33.34%
Multi-family and commercial	815	—	—	—	—	815	4.76%
Consumer loans:
Direct	210	—	—	102	62	374	2.18%
Other Real Estate Owned	1,023	—	3,608	397	269	5,297	30.92%
Total	$3,426	$523	$6,969	$2,085	$4,126	$17,129	100.00%
Percent of total non-covered NPA by location	20.00%	3.05%	40.69%	12.17%	24.09%	100.00%

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

➢ LGD is defined as the rate of loss as determined by dividing the expected net charge-off by defaulted loans, where defaulted loans are defined as loans that have 30 days or greater payment delinquency plus nonaccrual and gross loans charged off.  LGD rates utilized reflect industry experience as determined by state and loan type, and are based upon banks with total assets below one billion dollars.  Banks falling into these size and state groupings will better capture state/geographic differences that occur in LGD rates, as well as provide a sufficient number of observations to be statistically meaningful. LGD rates will be based upon industry experience and applied at a two standard deviation level. Bank specific LGD rates will be utilized when there are sufficient observations to generate a meaningful result, and these observations should include at least three observations as observed over a minimum of at least one full economic cycle for each type/sector/subsector/geographic combination to be considered meaningful.

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at March 31, 2013 and December 31, 2012:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,338	19.0%	$4,405	19.1%
Real estate mortgage	6,841	54.7%	6,516	53.1%
Real estate construction	2,604	7.8%	3,050	9.6%
Consumer	3,143	18.5%	3,176	18.2%
Total	$16,926	100.0%	$17,147	100.0%

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three months ended March 31, 2013 and 2012:

(dollars in thousands)	Three Months Ended
	March 31,
	2013	2012
Balance at beginning of period	$17,147	$18,032
Provision for non-covered loan losses	450	2,000
Charge-offs:
Commercial	(63)	(585)
Real estate mortgage	(86)	(561)
Real estate construction	(38)	(600)
Consumer:
Direct	(554)	(196)
Indirect	(173)	(291)
Total charge-offs	(914)	(2,233)
Recoveries:
Commercial	25	19
Real estate mortgage	70	18
Real estate construction	1	2
Consumer:
Direct	32	20
Indirect	115	135
Total recoveries	243	194
Net charge-offs	(671)	(2,039)
Balance at end of period	$16,926	$17,993

Deposits: Total deposits decreased $21.3 million for the period ended March 31, 2013, compared to December 31, 2012.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$253,947	17.6%	$261,310	17.9%	$(7,363)
NOW accounts	346,450	24.0%	345,599	23.6%	851
Money market	296,565	20.6%	295,441	20.2%	1,124
Savings	118,602	8.2%	112,725	7.7%	5,877
Time deposits	426,111	29.6%	447,898	30.6%	(21,787)
Total deposits	$1,441,675	100.0%	$1,462,973	100.0%	$(21,298)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	March 31, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	89.3%	14,704	53.9%
CDARS deposits	1,755	10.7%	12,579	46.1%
Total wholesale deposits	$16,459	100.0%	$27,283	100.0%
Wholesale deposits to total deposits	1.1%		1.9%

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

Borrowings: At March 31, 2013 and December 31, 2012, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB, the FRB and junior subordinated debentures.

•
Federal Funds Purchased: The Company can use lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at March 31, 2013.  Available borrowings under these lines of credit totaled $35.0 million at March 31, 2013.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At March 31, 2013, the Company had no outstanding overnight borrowings, with an unused line of credit of $166.5 million, subject to certain collateral and stock requirements.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at March 31, 2013, with an unused line of credit of $17.6 million.

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

Capital

Shareholders’ Equity: Shareholders’ equity increased $1.7 million to $184.3 million at March 31, 2013, from $182.6 million at December 31, 2012. The increase in shareholders’ equity was primarily attributable to net income of $4.6 million partially reduced by $2.3 million in cash dividends paid on common stock during the first quarter of 2013.

On April 25, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.15 per share to shareholders of record as of May 6, 2013, payable on May 20, 2013.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at March 31, 2013 and December 31, 2012:

	Regulatory Requirements		Actual Ratios
	Adequately-capitalized	Well-capitalized	March 31, 2013	December 31, 2012
Total risk-based capital ratio
Company (consolidated)	8.00%	10.00%	19.78%	19.39%
Whidbey Island Bank	8.00%	10.00%	19.16%	18.77%
Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	6.00%	18.52%	18.13%
Whidbey Island Bank	4.00%	6.00%	17.90%	17.51%
Tier 1 leverage ratio
Company (consolidated)	4.00%	5.00%	11.96%	11.78%
Whidbey Island Bank	4.00%	5.00%	11.55%	11.36%

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $16.4 million for the three months ended March 31, 2013, and primarily consisted of net income and the sale of loans held for sale.  For the same period, net cash provided by investing activities was $217 thousand.  Purchases of available for sale investment securities accounted for $50.8 million, which was partially offset by $27.7 million in maturities, calls and principal payments of investment securities and mortgage-backed securities and $19.2 million in net decreases in non-covered and covered loans.  Net cash used in financing activities was $23.6 million for the three months ended March 31, 2013, and primarily consisted of the net decrease in deposits of $21.3 million and the $2.3 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At March 31, 2013 and December 31, 2012, the Company’s commitments under letters of credit and financial guarantees amounted to $1.4 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At March 31, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2012.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2012 filed with the SEC.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer), evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on this evaluation, they concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the periodic reports to the SEC.  The design of any system of controls is based in part upon various assumptions about the likelihood of future events, and there can be no assurance that any of the Company’s plans, products, services or procedures will succeed in achieving their intended goals under future conditions. Management found no facts that would require the Company to take any corrective actions with regard to significant deficiencies or material weaknesses.

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

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
101.CALXBRL Taxonomy Extension Calculation Linkbase Document **
101.DEFXBRL Taxonomy Extension Definition Linkbase Document **
101.LABXBRL Taxonomy Extension Label Linkbase Document **
101.PREXBRL Taxonomy Extension Presentation Linkbase Document **
** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)	Incorporated by reference to the Company's registration statement Form SB-2 (File No. 333-49925), filed April 10, 1998

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANKING COMPANY

Date:	May 9, 2013	By: /s/ John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 9, 2013	By: /s/ Richard A. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)