Form 10-Q
period 2013-06-30
WASHINGTON BANKING CO
filed 2013-08-08
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at August 5, 2013 was 15,532,199

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
 (Dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
Assets
Cash and due from banks ($3,864 and $3,801, respectively, are restricted)	$25,183	$32,145
Interest-bearing deposits	46,059	75,428
Total cash and cash equivalents	71,242	107,573
Investment securities available for sale, at fair value	386,111	372,968
Federal Home Loan Bank stock	7,307	7,441
Loans held for sale	9,749	18,043
Non-covered loans, net of allowance for loan losses	836,323	835,987
Covered loans, net of allowance for loan losses	176,737	214,087
Total loans	1,013,060	1,050,074
Premises and equipment, net	35,898	36,751
Bank owned life insurance	17,779	17,704
Goodwill and other intangible assets, net	5,809	6,027
Non-covered other real estate owned	4,726	3,023
Covered other real estate owned	12,927	13,460
FDIC indemnification asset	32,832	34,571
Other assets	20,053	20,042
Total assets	$1,617,493	$1,687,677
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$245,505	$261,310
Interest-bearing	1,158,867	1,201,663
Total deposits	1,404,372	1,462,973
Junior subordinated debentures	25,774	25,774
Other liabilities	10,097	16,306
Total liabilities	1,440,243	1,505,053
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,527,037 and 15,483,598 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	86,197	85,707
Retained earnings	95,078	92,234
Accumulated other comprehensive (loss) income, net of tax	(4,025)	4,683
Total shareholders' equity	177,250	182,624
Total liabilities and shareholders' equity	$1,617,493	$1,687,677
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on non-covered loans	$10,978	$11,613	$22,131	$23,366
Interest and fees on covered loans	5,972	9,382	12,685	19,250
Interest on taxable investment securities	1,344	1,387	2,657	2,743
Interest on tax-exempt investment securities	393	276	765	531
Other	39	68	98	119
Total interest income	18,726	22,726	38,336	46,009
Interest expense:
Interest on deposits	1,248	1,704	2,558	3,549
Interest on junior subordinated debentures	121	133	239	269
Total interest expense	1,369	1,837	2,797	3,818
Net interest income	17,357	20,889	35,539	42,191
Provision for loan losses, non-covered loans	850	2,350	1,300	4,350
Provision for loan losses, covered loans	10,914	398	12,414	398
Net interest income after provision for loan losses	5,593	18,141	21,825	37,443
Noninterest income:
Service charges and fees	845	921	1,661	1,814
Electronic banking income	969	1,012	2,112	1,908
Investment products	248	367	472	729
Gain on sale of investment securities, net	291	—	556	342
Bank owned life insurance income	37	55	75	115
Income from the sale of mortgage loans	1,061	776	2,072	1,481
SBA premium income	215	105	493	192
Change in FDIC indemnification asset	7,502	(3,145)	7,328	(6,136)
Gain on disposition of covered assets	213	556	593	1,185
Other	316	341	681	655
Total noninterest income	11,697	988	16,043	2,285
Noninterest expense:
Salaries and benefits	7,181	7,242	14,857	14,576
Occupancy and equipment	1,836	1,659	3,637	3,388
Office supplies and printing	390	425	790	838
Data processing	569	536	1,104	1,064
Consulting and professional fees	141	273	474	516
Intangible amortization	110	128	218	254
FDIC premiums	281	317	570	653
FDIC clawback liability adjustment	(463)	1,098	(263)	1,138
Non-covered OREO and repossession expenses, net	379	739	904	1,113
Covered OREO and repossession expenses, net	437	578	573	1,152
Other	2,065	2,114	3,929	4,072
Total noninterest expense	12,926	15,109	26,793	28,764
Income before provision for income tax	4,364	4,020	11,075	10,964
Provision for income tax	1,456	1,173	3,583	3,344
Net income available to common shareholders	$2,908	$2,847	$7,492	$7,620
Net income available per common share, basic	0.19	0.18	0.48	0.49
Net income available per common share, diluted	0.19	0.18	0.48	0.49
Average number of common shares outstanding, basic	15,506,000	15,411,000	15,487,000	15,414,000
Average number of common shares outstanding, diluted	15,552,000	15,446,000	15,529,000	15,449,000
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) Income (unaudited)
(Dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders	$2,908	$2,847	$7,492	$7,620
Investment securities available for sale:
Unrealized (losses) gains arising in period	(11,869)	1,696	(12,842)	1,550
Reclassification adjustment for net gains realized in earnings (net of tax expense of $102 for the three months ended June 30, 2013, and net of tax expense of $195 and $120 for the six months ended June 30, 2013 and 2012, respectively.)	(189)	—	(361)	(222)
Income tax (benefit) provision related to unrealized (losses) gains	(4,155)	593	(4,495)	543
Other comprehensive (loss) income, net of tax	(7,903)	1,103	(8,708)	785
Total comprehensive (loss) income	$(4,995)	$3,950	$(1,216)	$8,405

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
 (Dollars and shares in thousands, except per share data)

	Common stock			Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount	Retained earnings
Balance at December 31, 2011	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	—	—	7,620	—	7,620
Other comprehensive income, net	—	—	—	785	785
Cash dividends on common stock,
$0.26 per share	—	—	(4,009)	—	(4,009)
Stock-based compensation expense	—	335	—	—	335
Issuance of common stock under stock plans	48	182	—	—	182
Tax benefit associated with stock awards	—	20	—	—	20
Balance at June 30, 2012	15,446	$85,101	$86,718	$3,934	$175,753

Balance at December 31, 2012	15,484	$85,707	$92,234	$4,683	$182,624
Comprehensive income:
Net income	—	—	7,492	—	7,492
Other comprehensive loss, net	—	—	—	(8,708)	(8,708)
Cash dividends on common stock,
$0.30 per share	—	—	(4,648)	—	(4,648)
Stock-based compensation expense	—	478	—	—	478
Issuance of common stock under stock plans	43	1	—	—	1
Tax benefit associated with stock awards	—	11	—	—	11
Balance at June 30, 2013	15,527	$86,197	$95,078	$(4,025)	$177,250

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,492	$7,620
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	1,514	1,036
Depreciation	1,288	1,176
Intangible amortization	218	254
Provision for loan losses, non-covered loans	1,300	4,350
Provision for loan losses, covered loans	12,414	398
Earnings on bank owned life insurance	(75)	(115)
Net gain on sale of investment securities	(556)	(342)
Net loss on sale of premises and equipment	—	10
Net (gain) loss on sale of non-covered other real estate owned	(53)	50
Net gain on sale of covered other real estate owned	(1,129)	(2,300)
Net gain on sale of loans held for sale	(2,072)	(1,481)
Origination of loans held for sale	(86,392)	(85,357)
Proceeds from sales of loans held for sale	96,758	96,738
Valuation adjustment on non-covered other real estate owned	356	549
Valuation adjustment on covered other real estate owned	1,195	2,799
Deferred taxes	(7,896)	2,177
Change in FDIC indemnification asset	(7,328)	6,136
Stock-based compensation	478	335
Excess tax benefit from stock awards	(11)	(20)
Net change in assets and liabilities:
Net decrease (increase) in other assets	19,051	(2,387)
Net (decrease) increase in other liabilities	(6,209)	4,699
Net cash provided by operating activities	30,343	36,325
Cash flows from investing activities:
Purchases of investment securities available for sale	(72,792)	(74,936)
Proceeds from investment securities available for sale	45,294	48,728
Redemption of Federal Home Loan Bank stock	134	—
Net decrease in non-covered loans and covered loans	14,958	11,992
Purchases of premises and equipment	(435)	(808)
Proceeds from the sale of premises and equipment	—	8
Proceeds from sale of non-covered other real estate owned	1,836	705
Proceeds from sale of covered other real estate owned	7,770	10,296
Capitalization of non-covered other real estate owned improvements	(202)	—
Net cash used in investing activities	$(3,437)	$(4,015)

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued) (unaudited)
(Dollars in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities:
Net decrease in deposits	$(58,601)	$(16,434)
Proceeds from exercise of stock options	1	182
Excess tax benefits from stock awards	11	20
Dividends paid on common stock	(4,648)	(4,009)
Net cash used in financing activities	(63,237)	(20,241)
Net change in cash and cash equivalents	(36,331)	12,069
Cash and cash equivalents at beginning of period	107,573	105,913
Cash and cash equivalents at end of period	$71,242	$117,982
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,875	$3,977
Income taxes	$7,500	$1,000
Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of tax	$(8,708)	$785
Transfer of non-covered loans to non-covered other real estate owned	$3,640	$3,742
Transfer of covered loans to covered other real estate owned	$7,303	$7,173
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

▪
Rural One, LLC (“Rural One”) is a majority-owned subsidiary of the Bank and is certified as a Community Development Entity by the Community Development Financial Institutions Fund of the United States Department of Treasury. Rural One was formed in September 2006 for the purpose of investing in Federal tax credits related to the New Markets Tax Credit program through a real estate development loan to a community development organization.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to June 30, 2013 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Management considers the estimates used in developing the allowance for loan losses, the valuation of covered loans and the FDIC indemnification asset and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

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

In January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities. ASU No. 2013-01 clarifies that ASU No. 2011-11 applies only to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement. Entities with other types of financial assets and financial liabilities subject to a master netting arrangement or similar agreement are no longer subject to the disclosure requirements in ASU No. 2011-11. The amendments are effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(2)  Recent Financial Accounting Pronouncements (continued)

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The ASU requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. No new recurring disclosures are required. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2013, and are to be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at June 30, 2013 and December 31, 2012.  At June 30, 2013 and December 31, 2012, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	June 30, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,952	$718	$(847)	$87,823
Residential pass-through securities	164,712	724	(3,852)	161,584
Taxable state and political subdivisions	2,297	212	—	2,509
Tax exempt state and political subdivisions	72,418	1,136	(2,057)	71,497
Corporate obligations	11,000	—	(288)	10,712
Agency-issued collateralized mortgage obligations	27,516	—	(662)	26,854
Asset-backed securities	24,383	—	(1,170)	23,213
Investments in mutual funds and other equities	2,018	—	(99)	1,919
Total investment securities available for sale	$392,296	$2,790	$(8,975)	$386,111

(dollars in thousands)	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,297	$1,321	$(32)	$88,586
Residential pass-through securities	165,175	3,430	(182)	168,423
Taxable state and political subdivisions	4,759	553	—	5,312
Tax exempt state and political subdivisions	56,431	2,703	(149)	58,985
Corporate obligations	11,000	—	(565)	10,435
Agency-issued collateralized mortgage obligations	13,967	79	—	14,046
Asset-backed securities	25,108	150	(70)	25,188
Investments in mutual funds and other equities	2,018	—	(25)	1,993
Total investment securities available for sale	$365,755	$8,236	$(1,023)	$372,968

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at June 30, 2013 and December 31, 2012, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	June 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$45,530	$(847)	$—	$—	$45,530	$(847)
Residential pass-through securities	$117,850	$(3,852)	$—	$—	$117,850	$(3,852)
Tax exempt state and political subdivisions	44,462	(2,057)	—	—	44,462	(2,057)
Corporate obligations	7,952	(48)	2,760	(240)	10,712	(288)
Agency-issued collateralized mortgage obligations	26,854	(662)	—	—	26,854	(662)
Asset-backed securities	23,214	(1,170)	—	—	23,214	(1,170)
Investments in mutual funds and other equities	—	—	1,919	(99)	1,919	(99)
Total investment securities available for sale	$265,862	$(8,636)	$4,679	$(339)	$270,541	$(8,975)

(dollars in thousands)	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$12,056	$(32)	$—	$—	$12,056	$(32)
Residential pass-through securities	27,680	(182)	—	—	27,680	(182)
Tax exempt state and political subdivisions	10,113	(149)	—	—	10,113	(149)
Corporate obligations	—	—	10,435	(565)	10,435	(565)
Asset-backed securities	9,856	(70)	—	—	9,856	(70)
Investments in mutual funds and other equities	—	—	1,993	(25)	1,993	(25)
Total investment securities available for sale	$59,705	$(433)	$12,428	$(590)	$72,133	$(1,023)

At June 30, 2013 and December 31, 2012, there were 95 and 25 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at June 30, 2013 or December 31, 2012.

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

(dollars in thousands)	June 30, 2013
	Amortized cost	Fair value
Three months or less	$2,010	$2,013
Over three months to one year	3,935	3,990
After one year through three years	29,455	29,982
After three years through five years	241,327	237,481
After five years through ten years	80,535	78,981
After ten years	35,034	33,664
Total	$392,296	$386,111

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	June 30, 2013
	Amortized cost	Fair value
To state and local governments to secure public deposits	$56,356	$57,359
To Federal Reserve Bank to secure borrowings	18,265	18,091
To Federal Home Loan Bank to secure borrowings	533	553
Other securities pledged, principally to secure deposits	12,601	12,886
Total pledged investment securities	$87,755	$88,889

The following table presents the gross realized gains and gross realized losses on the sale of investment securities available for sale for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross realized gains	291	—	556	344
Gross realized losses	—	—	—	(2)
Gain on sale of investment securities, net	$291	$—	$556	$342

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Non-Covered Loans

The following table presents the major types of non-covered loans at June 30, 2013 and December 31, 2012.  The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	June 30, 2013	December 31, 2012
Commercial	$167,124	$162,481
Real estate mortgage	462,316	452,627
Real estate construction	65,395	81,398
Consumer	156,638	154,890
	851,473	851,396
Deferred loan costs, net	1,817	1,738
Allowance for loan losses	(16,967)	(17,147)
Total non-covered loans, net	$836,323	$835,987

(5)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Allowance for Non-Covered Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended June 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,338	$6,841	$2,604	$3,143	$16,926
Provision	275	319	—	256	850
Charge-offs	(373)	(108)	(32)	(533)	(1,046)
Recoveries	76	3	3	155	237
Ending Balance	$4,316	$7,055	$2,575	$3,021	$16,967

(dollars in thousands)	Three Months Ended June 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,041	$6,538	$4,095	$3,319	$17,993
Provision	807	1,284	20	239	2,350
Charge-offs	(391)	(2,004)	(133)	(427)	(2,955)
Recoveries	14	26	1	136	177
Ending Balance	$4,471	$5,844	$3,983	$3,267	$17,565

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	Six Months Ended June 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,405	$6,516	$3,050	$3,176	$17,147
Provision	246	660	(409)	803	1,300
Charge-offs	(436)	(194)	(70)	(1,260)	(1,960)
Recoveries	101	73	4	302	480
Ending Balance	$4,316	$7,055	$2,575	$3,021	$16,967

(dollars in thousands)	Six Months Ended June 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,380	1,865	667	438	4,350
Charge-offs	(976)	(2,565)	(733)	(914)	(5,188)
Recoveries	33	44	3	291	371
Ending Balance	$4,471	$5,844	$3,983	$3,267	$17,565

The following tables provides a summary of the allowance for non-covered loan losses and related non-covered loans, by portfolio segment, at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,419	$1,561	$691	$50	$3,721
Collectively evaluated for impairment	2,897	5,494	1,884	2,971	13,246
Total allowance for non-covered loan losses	$4,316	$7,055	$2,575	$3,021	$16,967
Non-covered loans:
Individually evaluated for impairment	$9,443	$11,906	$15,566	$686	$37,601
Collectively evaluated for impairment	157,681	450,410	49,829	155,952	813,872
Total non-covered loans (1)	$167,124	$462,316	$65,395	$156,638	$851,473

(1) Total non-covered loans excludes deferred loan costs of $1.8 million.

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

Loans are placed on nonaccrual status when collection of principal or interest is considered doubtful (generally when loans are 90 days or more past due).   Loans placed on nonaccrual will typically remain on nonaccrual status until all principal and interest payments are brought current, there has been a sustained period of repayment performance (generally six months) and the prospects for future payments, in accordance with the loan agreement, appear relatively certain.

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

Non-Covered Impaired Loans

At June 30, 2013 and December 31, 2012, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of June 30, 2013, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded:
Nonaccrual loans	$10,499	$—	$15,479	$—
Restructured loans	9,682	—	8,635	—
Total with no related allowance	$20,181	$—	$24,114	$—
With an allowance recorded:
Nonaccrual loans	$376	$26	$72	$5
Restructured loans	17,045	3,694	17,668	3,550
Total with an allowance recorded	17,421	3,720	17,740	3,555
Total	$37,602	$3,720	$41,854	$3,555

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial	$3,656	$4,256	$—	$3,737	$4,231	$—
Real estate mortgages:
One-to-four family residential	672	826	—	938	1,132	—
Multi-family and commercial	3,366	3,914	—	3,605	4,283	—
Total real estate mortgages	4,038	4,740	—	4,543	5,415	—
Real estate construction:
One-to-four family residential	12,128	16,449	—	15,251	23,133	—
Total real estate construction	12,128	16,449	—	15,251	23,133	—
Consumer:
Direct	359	487	—	583	1,017	—
Total consumer	359	487	—	583	1,017	—
Total with no related allowance recorded	$20,181	$25,932	$—	$24,114	$33,796	$—
With an allowance recorded:
Commercial	$5,787	$5,795	$1,418	$6,237	$6,237	$1,468
Real estate mortgages:
One-to-four family residential	519	520	57	524	524	53
Multi-family and commercial	7,349	7,725	1,505	6,290	6,657	1,101
Total real estate mortgages	7,868	8,245	1,562	6,814	7,181	1,154
Real estate construction:
One-to-four family residential	3,182	3,182	670	4,094	4,112	855
Multi-family and commercial	256	256	21	262	262	26
Total real estate construction	3,438	3,438	691	4,356	4,374	881
Consumer:
Direct	328	328	49	333	333	52
Total consumer	328	328	49	333	333	52
Total with an allowance recorded	17,421	17,806	3,720	17,740	18,125	3,555
Total impaired non-covered loans	$37,602	$43,738	$3,720	$41,854	$51,921	$3,555

The average recorded investment in non-covered impaired loans was $37.6 million and $39.7 million for the three and six months ended June 30, 2013, compared to $49.7 million and $48.8 million for the same periods a year ago.  For the three and six months ended June 30, 2013, the Company recognized interest income on non-covered impaired loans of $130 thousand and $288 thousand, respectively.  For the same periods a year ago, interest income on non-covered impaired loans was $150 thousand and $204 thousand, respectively. Additional interest income of $64 thousand and $83 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three and six months ended June 30, 2013, compared to $205 thousand and $280 thousand for the three and six months ended June 30, 2012, respectively.

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

Troubled debt restructurings at June 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	June 30, 2013			December 31, 2012
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$6,554	$783	$7,337	$7,008	$1,160	$8,168
Real estate mortgages:
One-to-four family residential	557	331	888	573	340	913
Multi-family and commercial	9,596	1,061	10,657	7,993	1,823	9,816
Total real estate mortgage	10,153	1,392	11,545	8,566	2,163	10,729
Real estate construction:
One-to-four family residential	9,436	5,808	15,244	10,135	9,013	19,148
Multi-family and commercial	256	—	256	262	—	262
Total real estate construction	9,692	5,808	15,500	10,397	9,013	19,410
Consumer:
Direct	328	16	344	332	20	352
Total consumer	328	16	344	332	20	352
Total restructured loans	$26,727	$7,999	$34,726	$26,303	$12,356	$38,659

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

The following tables present loans restructured during the three and six months ended June 30, 2013 and 2012. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Three Months Ended June 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Real estate mortgages:
Multi-family and commercial	3	1,382	1,382
Total real estate mortgage	3	1,382	1,382
Real estate construction:
One-to-four family residential	2	178	93
Total real estate construction	2	178	93
Total restructured loans	5	$1,560	$1,475

(dollars in thousands)	For the Three Months Ended June 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	8	$4,013	$3,892
Real estate mortgages:
One-to-four family residential	1	173	173
Multi-family and commercial	1	376	376
Total real estate mortgage	2	549	549
Real estate construction:
One-to-four family residential	1	631	631
Multi-family and commercial	1	265	265
Total real estate construction	2	896	896
Total restructured loans	12	$5,458	$5,337

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Six Months Ended June 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	1	$4	$3
Real estate mortgages:
Multi-family and commercial	4	1,708	1,708
Total real estate mortgage	4	1,708	1,708
Real estate construction:
One-to-four family residential	2	178	93
Total real estate construction	2	178	93
Total restructured loans	7	$1,890	$1,804

(dollars in thousands)	For the Six Months Ended June 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	12	$4,983	$4,862
Real estate mortgages:
One-to-four family residential	1	173	173
Multi-family and commercial	1	376	376
Total real estate mortgage	2	549	549
Real estate construction:
One-to-four family residential	1	631	631
Multi-family and commercial	1	265	265
Total real estate construction	2	896	896
Total restructured loans	16	$6,428	$6,307

There were no loans modified as troubled debt restructurings, within the previous twelve months, for which there was a payment default for the three and six months ended June 30, 2013 and 2012.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$150	$11	$—	$161	$2,889	$164,074	$167,124
Real estate mortgages:
One-to-four family residential	608	—	—	608	633	34,799	36,040
Multi-family and commercial	—	—	—	—	1,119	425,157	426,276
Total real estate mortgages	608	—	—	608	1,752	459,956	462,316
Real estate construction:
One-to-four family residential	45	—	—	45	5,875	32,960	38,880
Multi-family and commercial	—	—	—	—	—	26,515	26,515
Total real estate construction	45	—	—	45	5,875	59,475	65,395
Consumer:
Indirect	654	64	—	718	—	76,806	77,524
Direct	348	137	—	485	359	78,270	79,114
Total consumer	1,002	201	—	1,203	359	155,076	156,638
Total	$1,805	$212	$—	$2,017	$10,875	$838,581	851,473
Deferred loan costs, net							1,817
Total non-covered loans							$853,290

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	December 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$232	$373	$—	$605	$2,966	$158,910	$162,481
Real estate mortgages:
One-to-four family residential	—	—	—	—	889	35,984	36,873
Multi-family and commercial	—	—	—	—	1,903	413,851	415,754
Total real estate mortgages	—	—	—	—	2,792	449,835	452,627
Real estate construction:
One-to-four family residential	—	63	—	63	9,210	37,199	46,472
Multi-family and commercial	—	—	—	—	—	34,926	34,926
Total real estate construction	—	63	—	63	9,210	72,125	81,398
Consumer:
Indirect	966	112	—	1,078	—	76,518	77,596
Direct	469	415	—	884	583	75,827	77,294
Total consumer	1,435	527	—	1,962	583	152,345	154,890
Total	$1,667	$963	$—	$2,630	$15,551	$833,215	851,396
Deferred loan costs, net							1,738
Total non-covered loans							$853,134

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

The following table summarizes our internal risk rating, by class, as of June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$143,731	$5,034	$18,359	$—	$167,124
Real estate mortgages:
One-to-four family residential	30,778	640	4,622	—	36,040
Multi-family and commercial	369,118	30,743	26,415	—	426,276
Total real estate mortgages	399,896	31,383	31,037	—	462,316
Real estate construction:
One-to-four family residential	21,943	2,412	14,525	—	38,880
Multi-family and commercial	23,282	366	2,867	—	26,515
Total real estate construction	45,225	2,778	17,392	—	65,395
Consumer:
Indirect	76,270	14	1,240	—	77,524
Direct	73,318	1,596	4,200	—	79,114
Total consumer	149,588	1,610	5,440	—	156,638
Total	$738,440	$40,805	$72,228	$—	851,473
Deferred loan costs, net					1,817
					$853,290

(dollars in thousands)	December 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$140,809	$4,412	$17,260	$—	$162,481
Real estate mortgages:
One-to-four family residential	31,511	1,139	4,223	—	36,873
Multi-family and commercial	363,408	26,287	26,059	—	415,754
Total real estate mortgages	394,919	27,426	30,282	—	452,627
Real estate construction:
One-to-four family residential	25,389	776	20,307	—	46,472
Multi-family and commercial	32,166	472	2,288	—	34,926
Total real estate construction	57,555	1,248	22,595	—	81,398
Consumer:
Indirect	76,076	16	1,504	—	77,596
Direct	71,176	450	5,668	—	77,294
Total consumer	147,252	466	7,172	—	154,890
Total	$740,535	$33,552	$77,309	$—	851,396
Deferred loan costs, net					1,738
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

The following table presents the major types of covered loans at June 30, 2013 and December 31, 2012. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	June 30, 2013
	City Bank	North County Bank	Total
Commercial	$11,123	$13,040	$24,163
Real estate mortgages:
One-to-four family residential	2,921	9,219	12,140
Multi-family residential and commercial	110,883	46,235	157,118
Total real estate mortgages	113,804	55,454	169,258
Real estate construction:
One-to-four family residential	4,200	2,615	6,815
Multi-family and commercial	9,912	4,299	14,211
Total real estate construction	14,112	6,914	21,026
Consumer - direct	2,438	6,583	9,021
Subtotal	141,477	81,991	223,468
Fair value discount	(18,860)	(12,528)	(31,388)
Total covered loans	122,617	69,463	192,080
Allowance for loan losses	(12,772)	(2,571)	(15,343)
Total covered loans, net	$109,845	$66,892	$176,737

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Commercial	$13,863	$15,148	$29,011
Real estate mortgages:
One-to-four family residential	3,783	10,412	14,195
Multi-family residential and commercial	132,280	52,303	184,583
Total real estate mortgages	136,063	62,715	198,778
Real estate construction:
One-to-four family residential	4,764	3,000	7,764
Multi-family and commercial	12,369	6,374	18,743
Total real estate construction	17,133	9,374	26,507
Consumer - direct	2,698	7,521	10,219
Subtotal	169,757	94,758	264,515
Fair value discount	(28,980)	(18,196)	(47,176)
Total covered loans	140,777	76,562	217,339
Allowance for loan losses	(2,727)	(525)	(3,252)
Total covered loans, net	$138,050	$76,037	$214,087

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

The following table presents the changes in the accretable yield for the three and six months ended June 30, 2013 and 2012, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended June 30,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$40,520	$15,447	$71,017	$23,637
Accretion to interest income	(3,512)	(2,396)	(5,555)	(3,841)
Disposals	(2,223)	(918)	(1,508)	(691)
Reclassification (to) from nonaccretable difference	(5,562)	3,866	(331)	7,740
Balance, end of period	$29,223	$15,999	$63,623	$26,845

(dollars in thousands)	Six Months Ended June 30,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$49,168	$19,567	$78,004	$29,574
Accretion to interest income	(7,768)	(4,992)	(11,305)	(7,749)
Disposals	(6,628)	(2,442)	(2,723)	(2,721)
Reclassification (to) from nonaccretable difference	(5,549)	3,866	(353)	7,741
Balance, end of period	$29,223	$15,999	$63,623	$26,845

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(b) Covered Other Real Estate Owned: All OREO acquired in FDIC-assisted acquisitions that are subject to an FDIC loss share agreement are referred to as “covered OREO” and reported separately in the Condensed Consolidated Statements of Financial Condition.  Covered OREO is reported exclusive of expected reimbursed cash flows from the FDIC. Foreclosed covered loan collateral is transferred into covered OREO at the lower of the loan’s appraised value, less selling costs, or the carrying value.

The following tables summarize the activity related to covered OREO for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended June 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$9,519	$5,934	$15,453
Additions to covered OREO	2,324	58	2,382
Dispositions of covered OREO, net	(2,171)	(1,598)	(3,769)
Valuation adjustments	(547)	(592)	(1,139)
Balance, end of period	$9,125	$3,802	$12,927

(dollars in thousands)	Three Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$18,295	$7,678	$25,973
Additions to covered OREO	591	3,145	3,736
Dispositions of covered OREO, net	(4,039)	(582)	(4,621)
Valuation adjustments	$(1,267)	$(821)	$(2,088)
Balance, end of period	$13,580	$9,420	$23,000

(dollars in thousands)	Six Months Ended June 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$7,399	$6,061	$13,460
Additions to covered OREO	6,777	526	7,303
Dispositions of covered OREO, net	(4,477)	(2,164)	(6,641)
Valuation adjustments	(574)	(621)	(1,195)
Balance, end of period	$9,125	$3,802	$12,927

(dollars in thousands)	Six Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	956	6,217	7,173
Dispositions of covered OREO, net	(4,759)	(3,237)	(7,996)
Valuation adjustments	(1,958)	(841)	(2,799)
Balance, end of period	$13,580	$9,420	$23,000

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset:

The following table summarizes the activity related to the FDIC indemnification asset for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended June 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$17,113	$11,027	$28,140
Change in FDIC indemnification asset	5,865	1,637	7,502
Reduction due to loans paid in full	(273)	(545)	(818)
Transfers to (due from) FDIC	(726)	(1,266)	(1,992)
Balance, end of period	$21,979	$10,853	$32,832

(dollars in thousands)	Three Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$40,976	$19,922	$60,898
Change in FDIC indemnification asset	(2,898)	(247)	(3,145)
Reduction due to loans paid in full	(751)	(420)	(1,171)
Transfers to (due from) FDIC	260	(1,975)	(1,715)
Balance, end of period	$37,587	$17,280	$54,867

(dollars in thousands)	Six Months Ended June 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$20,390	$14,181	$34,571
Change in FDIC indemnification asset	5,683	1,645	7,328
Reduction due to loans paid in full	(1,410)	(1,191)	(2,601)
Transfers to (due from) FDIC	(2,684)	(3,782)	(6,466)
Balance, end of period	$21,979	$10,853	$32,832

(dollars in thousands)	Six Months Ended June 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(5,763)	(373)	(6,136)
Reduction due to loans paid in full	(1,324)	(2,300)	(3,624)
Transfers to (due from) FDIC	1,439	(2,398)	(959)
Balance, end of period	$37,587	$17,280	$54,867

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance, beginning of period	$5,297	$1,830	$3,023	$1,976
Additions to OREO	328	3,228	3,640	3,742
Capitalized improvements	202	—	202	—
Dispositions of OREO, net	(963)	(303)	(1,783)	(755)
Valuation adjustments	(138)	(341)	(356)	(549)
Balance, end of period	$4,726	$4,414	$4,726	$4,414

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Income available to common shareholders	$2,908	$2,847	$7,492	$7,620
Weighted average number of common shares, basic	15,506,000	15,411,000	15,487,000	15,414,000
Effect of dilutive stock awards	46,000	35,000	42,000	35,000
Weighted average number of common shares, diluted	15,552,000	15,446,000	15,529,000	15,449,000
Earnings per common share
Basic	$0.19	$0.18	$0.48	$0.49
Diluted	$0.19	$0.18	$0.48	$0.49
Antidulitive stock awards excluded from the
computation of diluted earnings per common share (in shares)	41,000	45,000	41,000	45,000

(9)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three and six months ended June 30, 2013 and 2012.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  No stock-based compensation expense was recognized for the three and six months ended June 30, 2013.   The Company recognized $2 thousand and $8 thousand in stock-based compensation expense, as a component of salaries and benefits, for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation (continued)

The following table summarizes information on stock option activity during 2013:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2013	107,845	$11.58
Granted	—	—
Exercised	(120)	9.11		$1
Forfeited, expired or cancelled	—	—
Outstanding, June 30, 2013	107,725	$11.58	4.34	$338
Exercisable at June 30, 2013	107,725	$11.58	4.34	$338

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on June 30, 2013, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on June 30, 2013.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2013:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2013	99,811	$13.16
Granted	80,100	13.91
Vested	(45,938)	13.15
Forfeited, expired or cancelled	(2,732)	13.48
Outstanding, June 30, 2013	131,241	$13.61	2.33

For the three and six months ended June 30, 2013, the Company recognized $277 thousand and $478 thousand in RSU compensation expense, respectively, as a component of salaries and benefits, compared to $196 thousand and $327 thousand for the same periods a year ago.  As of June 30, 2013, there was $1.5 million of total unrecognized compensation costs related to nonvested RSUs.

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at June 30, 2013 and December 31, 2012:

(dollars in thousands)	Fair value at June 30, 2013
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$87,823	$—	$87,823
Residential pass-through securities	—	161,584	—	161,584
Taxable state and political subdivisions	—	2,509	—	2,509
Tax exempt state and political subdivisions	—	71,497	—	71,497
Corporate obligations	5,715	4,997	—	10,712
Agency-issued collateralized mortgage obligations	—	26,854	—	26,854
Asset-backed securities	—	23,213	—	23,213
Investments in mutual funds and other equities	1,919	—	—	1,919
Total	$7,634	$378,477	$—	$386,111

(dollars in thousands)	Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$88,586	$—	$88,586
Residential pass-through securities	—	168,423	—	168,423
Taxable state and political subdivisions	—	5,312	—	5,312
Tax exempt state and political subdivisions	—	58,985	—	58,985
Corporate obligations	2,985	7,450	—	10,435
Agency-issued collateralized mortgage obligations	—	14,046	—	14,046
Asset-backed securities	—	25,188	—	25,188
Investments in mutual funds and other equities	1,993	—	—	1,993
Total	$4,978	$367,990	$—	$372,968

There were no transfers between Level 1, Level 2 and Level 3 during the six months ended June 30, 2013 or during the year ended December 31, 2012.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Fair Value Measurements (continued)

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair value at June 30, 2013
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$33,882	$33,882	$(3,920)
Non-covered other real estate owned (2)	—	—	4,726	4,726	(356)
Covered other real estate owned (2)	—	—	12,927	12,927	(1,195)
Total	$—	$—	$51,535	$51,535	$(5,471)

(dollars in thousands)	Fair value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$38,299	$38,299	$(8,485)
Non-covered other real estate owned (2)	—	—	3,023	3,023	(844)
Covered other real estate owned (2)	—	—	13,460	13,460	(3,704)
Total	$—	$—	$54,782	$54,782	$(13,033)

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

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the period ended June 30, 2013, one non-covered impaired loan totaling $105 thousand had an adjustment to the appraisal, based on unobservable inputs, of 30%.

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at June 30, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring and nonrecurring basis (summarized in the table above). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	June 30, 2013
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$25,183	$25,183	$25,183	$—	$—
Interest-bearing deposits	46,059	46,059	46,059	—	—
Investment securities available for sale	386,111	386,111	7,634	378,477	—
FHLB stock	7,307	7,307	7,307	—	—
Loans held for sale	9,749	9,749	—	9,749	—
Non-covered loans	853,290	853,029	—	—	853,029
Covered loans	192,080	185,067	—	—	185,067
Bank owned life insurance	17,779	17,779	17,779	—	—
FDIC indemnification asset	32,832	28,832	—	—	28,832
Financial liabilities:
Deposits	1,404,372	1,409,340	1,000,345	408,995	—
Junior subordinated debentures	25,774	12,132	—	—	12,132

(dollars in thousands)	December 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,145	$32,145	$32,145	$—	$—
Interest-bearing deposits	75,428	75,428	75,428	—	—
Investment securities available for sale	372,968	372,968	4,978	367,990	—
FHLB stock	7,441	7,441	7,441	—	—
Loans held for sale	18,043	18,043	—	18,043	—
Non-covered loans	853,134	858,660	—	—	858,660
Covered loans	217,339	234,396	—	—	234,396
Bank owned life insurance	17,704	17,704	17,704	—	—
FDIC indemnification asset	34,571	22,630	—	—	22,630
Financial liabilities:
Deposits	1,462,973	1,468,189	1,015,075	453,114	—
Junior subordinated debentures	25,774	12,155	—	—	12,155

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at June 30, 2013. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of June 30, 2013.  At June 30, 2013, the commitments under these agreements totaled $1.3 million.

At June 30, 2013, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at June 30, 2013 and December 31, 2012.

(12)  Subsequent Events

On July 25, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.09 per common share to shareholders of record as of August 5, 2013, payable on August 19, 2013.

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

The Company’s geographical expansion to date has primarily been concentrated along the I-5 corridor from King to Whatcom Counties; however, additional areas will be considered if they meet the Company’s criteria.  Acquisition of banks or branches may also be used as a means of expansion if appropriate opportunities are presented.  The primary factors considered in determining the areas of geographic expansion are the availability of knowledgeable personnel, such as managers and lending officers with experience in their fields of expertise, longstanding community presence and extensive banking relationships, customer demand and perceived market potential.

Executive Overview

Significant items for the second quarter of 2013 were as follows:

•
Net income available to common shareholders per diluted share was $0.19 and $0.48 for the three and six months ended June 30, 2013, compared to $0.18 and $0.49 for the three and six months ended June 30, 2012, respectively.

•
The Company recorded a $10.9 million impairment charge related to the credit deterioration in the covered loan portfolio. Related to the impairment charge, the Company also recorded an $8.7 million write up of the indemnification asset and a $626 thousand reversal of a portion of the FDIC clawback liability.

•	Net interest margin, on a tax equivalent basis, was 4.68% and 4.76% for the three and six months ended June 30, 2013, respectively, compared to 5.67% and 5.74% for the same periods a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $836.3 million at June 30, 2013, compared to $836.0 million at December 31, 2012.

•	Nonperforming non-covered assets to total assets improved to 0.96% at June 30, 2013, compared to 1.10% at December 31, 2012.

•
Total risk-based capital for the Company was 19.86% at June 30, 2013, compared to 19.39% at December 31, 2012.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share totaled $11.04 at June 30, 2013, compared to $11.41 at December 31, 2012.

•	Authorized a stock repurchase program allowing for the buyback of up to 775,000 shares (approximately 5%) of current outstanding common stock.

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

Covered Loans: Covered loans are aggregated into pools, based on individually evaluated common risk characteristics, and aggregate expected cash flows were estimated for each pool. A pool is accounted for as a single asset with a single interest rate, cumulative loss rate and cash flow expectation. The Bank aggregated all of the loans acquired in the FDIC-assisted acquisitions of City Bank and North County Bank into 18 and 14 pools, respectively. A loan will be removed from a pool of loans only if the loan is sold, foreclosed, assets are received in satisfaction of the loan, or the loan is written off, and will be removed from the pool at the carrying value. If an individual loan is removed from a pool of loans due to a payoff, the difference between its carrying amount and the cash received will be recognized in income immediately and would not affect the effective yield used to recognize the accretable difference on the remaining pool. Loans originally placed into a performing pool will not be reported individually as 30-89 days past due, non-performing (90+ days past due or nonaccrual) or accounted for as a troubled debt restructuring as the pool is the unit of accounting. Rather, these metrics related to the underlying loans within a performing pool will be considered in our ongoing assessment and estimates of future cash flows. If, at acquisition, the loans are collateral dependent and acquired primarily for the rewards of ownership of the underlying collateral, or if cash flows expected to be collected cannot be reasonably estimated, accrual of income is inappropriate. Such loans will be placed into nonperforming (nonaccrual) loan pools.

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

Results of Operations Overview

For the three months ended June 30, 2013, net income available to common shareholders totaled $2.9 million, or $0.19 per diluted common share, compared to net income available to common shareholders of $2.8 million, or $0.18 per diluted common share, for the same period a year ago.  Net income available to common shareholders for the period was primarily attributable to continued improvement in asset quality and strong mortgage banking income.

For the six months ended June 30, 2013, net income available to common shareholders totaled $7.5 million, or $0.48 per diluted common share, compared to net income available to common shareholders of $7.6 million, or $0.49 per diluted common share, for the six months ended June 30, 2012.

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

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
GAAP net interest income	$17,357	$20,889	$35,539	$42,191
Tax-equivalent adjustment	216	277	422	542
Tax-equivalent net interest income	$17,573	$21,166	$35,961	$42,733
Average interest earning assets	$1,507,438	$1,501,373	$1,523,229	$1,497,348
Net interest margin	4.62%	5.60%	4.70%	5.67%
Tax-equivalent net interest margin	4.68%	5.67%	4.76%	5.74%

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	June 30, 2013	December 31, 2012
Total shareholders' equity	$177,250	$182,624
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(5,809)	(6,027)
Tangible common equity	$171,441	$176,597
Total assets	$1,617,493	$1,687,677
Adjustments to total assets
Goodwill and other intangible assets, net	(5,809)	(6,027)
Total tangible assets	$1,611,684	$1,681,650
Common shares outstanding at end of period	15,527,037	15,483,598
Tangible common equity ratio	10.64%	10.50%
Tangible book value per common share	$11.04	$11.41

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$856,046	$10,989	5.15%	$825,779	$11,746	5.72%
Covered loans	189,099	5,972	12.67%	248,079	9,382	15.21%
Interest-bearing deposits	62,533	39	0.25%	99,484	68	0.27%
Investments:
Taxable	325,926	1,344	1.65%	285,784	1,387	1.95%
Non-taxable (2)	73,834	598	3.25%	42,247	420	4.00%
Interest-earning assets	1,507,438	18,942	5.04%	1,501,373	23,003	6.16%
Noninterest-earning assets	134,248			170,452
Total assets	$1,641,686			$1,671,825
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$636,172	$255	0.16%	$602,616	$336	0.22%
Savings	117,230	14	0.05%	102,106	26	0.10%
Time deposits	414,531	979	0.95%	512,760	1,342	1.05%
Total interest-bearing deposits	1,167,933	1,248	0.43%	1,217,482	1,704	0.56%
Federal funds purchased	—	—	—%	244	—	—%
Junior subordinated debentures	25,774	121	1.88%	25,774	133	2.08%
Total interest-bearing liabilities	1,193,707	1,369	0.46%	1,243,500	1,837	0.60%
Noninterest-bearing deposits	248,941			242,784

Other liabilities	14,996			10,976
Total liabilities	1,457,644			1,497,260
Total shareholders' equity	184,042			174,565
Total liabilities and
shareholders' equity	$1,641,686			$1,671,825
Net interest income/spread		$17,573	4.58%		$21,166	5.56%
Credit for interest-bearing funds			0.10%			0.11%
Net interest margin (2)			4.68%			5.67%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $216 thousand and $277 thousand for the three months ended June 30, 2013 and 2012, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

(dollars in thousands)	Six Months Ended June 30,
	2013			2012
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$856,147	$22,154	5.22%	$826,153	$23,632	5.75%
Covered loans	197,937	12,685	12.92%	255,329	19,250	15.16%
Federal funds sold	—	—	—%	—	—	—%
Interest-bearing deposits	78,192	98	0.25%	91,593	119	0.26%
Investments:
Taxable	319,762	2,657	1.68%	284,015	2,743	1.94%
Non-taxable (2)	71,191	1,164	3.30%	40,258	807	4.03%
Interest-earning assets	1,523,229	38,758	5.13%	1,497,348	46,551	6.25%
Noninterest-earning assets	133,932			171,363
Total assets	$1,657,161			$1,668,711
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$636,974	$512	0.16%	$603,047	$731	0.24%
Savings	116,235	28	0.05%	101,511	52	0.10%
Time deposits	428,491	2,018	0.95%	522,521	2,766	1.06%
Total interest-bearing deposits	1,181,700	2,558	0.44%	1,227,079	3,549	0.58%
Federal funds purchased	—	—	—%	122	—	—%
Junior subordinated debentures	25,774	239	1.87%	25,774	269	2.10%
Total interest-bearing liabilities	1,207,474	2,797	0.47%	1,252,975	3,818	0.61%
Noninterest-bearing deposits	250,622			232,702
Other liabilities	15,707			9,764
Total liabilities	1,473,803			1,495,441
Total shareholders' equity	183,358			173,270
Total liabilities and
shareholders' equity	$1,657,161			$1,668,711
Net interest income/spread		$35,961	4.66%		$42,733	5.64%
Credit for interest-bearing funds			0.10%			0.10%
Net interest margin (2)			4.76%			5.74%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $422 thousand and $542 thousand for the six months ended June 30, 2013 and 2012, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

The following table details the effects of changes in rates and volume on interest income and expense for the periods indicated:

(dollars in thousands)	Three months ended June 30,			Six Months Ended June 30,
	2013 compared to 2012			2013 compared to 2012
	Increase (decrease) in interest income and expense due to changes in (2)			Increase (decrease) in interest income and expense due to changes in (2)
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$439	$(1,196)	$(757)	$949	$(2,427)	$(1,478)
Covered loans	(2,002)	(1,408)	(3,410)	(3,962)	(2,603)	(6,565)
Interest-bearing deposits	(23)	(6)	(29)	(17)	(4)	(21)
Investments: (1)
Taxable	493	(536)	(43)	957	(1,043)	(86)
Non-taxable	239	(61)	178	468	(111)	357
Interest-earning assets	$(854)	$(3,207)	$(4,061)	$(1,605)	$(6,188)	$(7,793)
Liabilities
Deposits:
NOW accounts and money market	$18	$(99)	$(81)	$38	$(257)	$(219)
Savings	4	(16)	(12)	6	(30)	(24)
Time deposits	(238)	(125)	(363)	(468)	(280)	(748)
Total interest-bearing deposits	(216)	(240)	(456)	(424)	(567)	(991)
Junior subordinated debentures	—	(12)	(12)	—	(30)	(30)
Total interest-bearing liabilities	$(216)	$(252)	$(468)	$(424)	$(597)	$(1,021)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35% for the three and six months ended June 30, 2013 and 2012.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Taxable-equivalent net interest income totaled $17.6 million for the three months ended June 30, 2013, compared to $21.2 million for the same period a year ago.  Changes in net interest income during the period reflect a $4.1 million decrease in interest income on interest-earning assets primarily related to decreases in volume and in the yield earned on covered loans and decreases in the yield earned on non-covered loan. Additionally, interest expense on interest-bearing liabilities decreased $468 thousand during the period and was primarily due to the decrease in volume of time deposits and the average rate paid on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.68% for the three months ended June 30, 2013 compared to 5.67% for the same period a year ago.  The yield on interest-earning assets was 5.04% for the three months ended June 30, 2013, a decrease of 112 basis points as compared to the same period a year ago.  This decrease was primarily attributable to the decreases in average yields on non-covered and covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.46% for the three months ended June 30, 2013, a decrease of 14 basis points as compared to the same period in 2012. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

For the six months ended June 30, 2013, taxable-equivalent net interest income totaled $36.0 million, compared to $42.7 million for the same period a year ago. Changes in net interest income during the period reflect a $7.8 million decrease in interest income on interest-earning assets primarily related to decreases in volume and in the yield earned on covered loans and decreases in the yield earned on non-covered loans. Additionally, interest expense on interest-bearing liabilities decreased $1.0 million during the period and was primarily due to the decrease in volume of time deposits and the average rate paid on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.76% for the six months ended June 30, 2013 compared to 5.74% for the same period a year ago.  The yield on interest-earning assets was 5.13% for the six months ended June 30, 2013, a decrease of 112 basis points as compared to the same period a year ago.  This decrease was primarily attributable to the decreases in average yields on non-covered and covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.47% for the six months ended June 30, 2013, a decrease of 14 basis points as compared to the same period in 2012. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

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

For the three and six months ended June 30, 2013, the Company recorded provisions for non-covered loan losses of $850 thousand and $1.3 million, respectively, compared to $2.4 million and $4.4 million for the same periods a year ago.  Net charge-offs for the three and six months ended June 30, 2013 were $809 thousand and $1.5 million, compared to $2.8 million and $4.8 million for the same periods in 2012.  At June 30, 2013 and 2012, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 1.99% and 2.16%, respectively.

The Company recorded a $10.9 million and a $12.4 million provision for covered loan losses for the three and six months ended June 30, 2013, respectively, compared to a provision for covered loan losses of $398 thousand for the same periods a year ago. For the three and six months ended June 30, 2013, the provision for covered loan losses was primarily attributable to the deterioration of cash flows associated with several covered loan pools acquired from City Bank, particularly those in the hospitality portfolio. This provision, however, was partially offset by a significantly greater change in the FDIC indemnification asset, included in noninterest income, as noted in the table below.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the sale of mortgage loans and through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company's Bank Owned Life Insurance policies. The following table presents the key components of noninterest income for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Six Months Ended		Three Month	Six Month
	June 30,		June 30,		Change	Change
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Service charges and fees	$845	$921	$1,661	$1,814	$(76)	$(153)
Electronic banking income	969	1,012	2,112	1,908	(43)	204
Investment products	248	367	472	729	(119)	(257)
Gain on sale of investment securities, net	291	—	556	342	291	214
Bank owned life insurance income	37	55	75	115	(18)	(40)
Income from the sale of mortgage loans	1,061	776	2,072	1,481	285	591
SBA premium income	215	105	493	192	110	301
Change in FDIC indemnification asset	7,502	(3,145)	7,328	(6,136)	10,647	13,464
Gain on disposition of covered assets	213	556	593	1,185	(343)	(592)
Other	316	341	681	655	(25)	26
Total noninterest income	$11,697	$988	$16,043	$2,285	$10,709	$13,758

The six month change in electronic banking income was primarily attributable to a fee received from Visa during the first quarter of 2013 for its exclusive branding for the Company's debit and credit cards.

Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities. Management reviews the investment securities portfolio regularly for sales opportunities and expects additional sales in future periods.

Income from the sale of mortgage loans increased due to an increase in premiums recognized on loans sold in the secondary market during the three and six months ended June 30, 2013, compared to the same periods a year ago.

SBA premium income is the income the Company recognizes when it sells the guaranteed portion of each SBA loan to investors in the secondary market. For the three and six months ended June 30, 2013, the Company sold total guaranteed portions of SBA loans in the amounts of $1.7 million and $4.4 million, compared to $922 thousand and $1.3 million for the same periods a year ago.

The change in FDIC indemnification asset for the three and six months ended June 30, 2013 represents the accretion of income on the FDIC indemnification asset, compared to the amortization of expense for the three and six months ended June 30, 2012. Based upon the collections made on the indemnification asset and the subsequent quarterly revaluations of the estimated remaining cash flows of covered loans, accretion was required to increase the asset in order to match the projected cashflows over the remaining term of the asset. For the three months ended June 30, 2013, the Company recorded a $10.9 million impairment charge related to the credit deterioration in the covered loan portfolio. Related to the impairment charge, the Company also recorded an $8.7 million write up of the indemnification asset and a $626 thousand reversal of a portion of the FDIC clawback liability.

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

Noninterest Expense: The Company continues to focus on controlling noninterest expense and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Six Months Ended		Three Month	Six Month
	June 30,		June 30,		Change	Change
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Salaries and benefits	$7,181	$7,242	$14,857	$14,576	$(61)	$281
Occupancy and equipment	1,836	1,659	3,637	3,388	177	249
Office supplies and printing	390	425	790	838	(35)	(48)
Data processing	569	536	1,104	1,064	33	40
Consulting and professional fees	141	273	474	516	(132)	(42)
Intangible amortization	110	128	218	254	(18)	(36)
FDIC premiums	281	317	570	653	(36)	(83)
FDIC clawback liability adjustment	(463)	1,098	(263)	1,138	(1,561)	(1,401)
Non-covered OREO and repossession expenses, net	379	739	904	1,113	(360)	(209)
Covered OREO and repossession expenses, net	437	578	573	1,152	(141)	(579)
Other	2,065	2,114	3,929	4,072	(49)	(143)
Total noninterest expense	$12,926	$15,109	$26,793	$28,764	$(2,183)	$(1,971)

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

Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties. The expense on covered OREO is expected to continue to decline as the balance of covered OREO decreases and credit quality and economic conditions improve. At June 30, 2013, covered OREO totaled $12.9 million, down from $23.0 million at June 30, 2012.

Income Taxes: The Company’s consolidated effective tax rate for the three and six months ended June 30, 2013, was 33.4% and 32.4%, compared to 29.2% and 30.5% for the same periods a year ago. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate for three and six months ended June 30, 2012 reflects a benefit from the New Market Tax Credit Program. The tax benefits related to these credits were recognized in the same periods that the credits were recognized on the Company’s income tax returns and expired at the ended of 2012.

Financial Condition Overview

Total assets at June 30, 2013, were $1.62 billion, compared to $1.69 billion at December 31, 2012.  For the period, net covered loans decreased $37.4 million, investment securities increased $13.1 million and total non-covered loans, net of allowance for loan losses, remained relatively flat.  Total shareholders’ equity was $177.3 million at June 30, 2013, compared to $182.6 million at December 31, 2012, a decrease of $5.3 million. The decrease in shareholders’ equity was primarily attributable to net income of $7.5 million reduced by an $8.7 million other comprehensive loss related to the investment securities portfolio and $4.6 million in cash dividends paid on common stock during the first half of 2013.

Investment Securities: The composition of the Company's investment portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. At June 30, 2013, total investment securities increased $13.1 million to $386.1 million, compared to $373.0 million at December 31, 2012. The increase was a result of the Company actively purchasing investment securities during the first half of 2013 as it continued to deploy funds generated through the resolution of acquired assets and the reinvestment of funds generated from maturities and principal payments of investment securities.

At June 30, 2013, net unrealized losses on investment securities totaled $6.2 million, compared to unrealized gains of $7.2 million at December 31, 2012. The increase in net unrealized losses for the period can be attributed to the increase in interest rates at the end of the second quarter of 2013. At June 30, 2013, the Company's investment portfolio had a duration of 4.5 years.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	June 30, 2013	December 31, 2012
U.S. government agencies	$87,823	$88,586
Residential pass-through securities	161,584	168,423
State and political subdivisions	74,006	64,297
Corporate obligations	10,712	10,435
Agency-issued collateralized mortgage obligations	26,854	14,046
Asset-backed securities	23,213	25,188
Investments in mutual funds and other equity securities	1,919	1,993
Total investment securities available for sale	$386,111	$372,968

Non-Covered Loans: Non-covered loans, net of allowance for loan losses, totaled $836.3 million at June 30, 2013, compared to $836.0 million at December 31, 2012. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Commercial	$167,124	19.6%	$162,481	19.1%
Real estate mortgages:
One-to-four family residential	36,040	4.2%	36,873	4.3%
Multi-family and commercial	426,276	50.1%	415,754	48.8%
Total real estate mortgages	462,316	54.3%	452,627	53.1%
Real estate construction:
One-to-four family residential	38,880	4.6%	46,472	5.5%
Multi-family and commercial	26,515	3.1%	34,926	4.1%
Total real estate construction	65,395	7.7%	81,398	9.6%
Consumer:
Indirect	77,524	9.1%	77,596	9.1%
Direct	79,114	9.3%	77,294	9.1%
Total consumer	156,638	18.4%	154,890	18.2%
Subtotal	851,473	100.0%	851,396	100.0%
Deferred loan costs, net	1,817		1,738
Allowance for loan losses	(16,967)		(17,147)
Total non-covered loans	$836,323		$835,987

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013	December 31, 2012
Non-covered nonperforming loans	$10,875	$15,551
Non-covered other real estate owned	4,726	3,023
Total non-covered nonperforming assets	$15,601	$18,574
Restructured Loans (1)	$26,727	$26,303
Total non-covered impaired loans	$37,602	$41,854
Non-covered accruing loans past due 90 days or more	$—	$—
Non-covered potential problem loans (2)	$1,966	$2,601
Allowance for loan losses	$16,967	$17,147
Non-covered nonperforming loans to total gross non-covered loans	1.27%	1.82%
Allowance for loan losses to total gross non-covered loans	1.99%	2.01%
Allowance for loan losses to total non-covered nonperforming loans	156.02%	110.26%
Non-covered nonperforming assets to total assets	0.96%	1.10%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at June 30, 2013:

(dollars in thousands)	Island County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total non-covered NPA by loan type
Commercial loans	$3	$139	$795	$1,467	$485	$2,889	18.52%
Real estate mortgage loans:
One-to-four family residential	48	—	254	—	331	633	4.06%
Multi-family and commercial	—	188	570	—	360	1,118	7.16%
Real estate construction loans:
One-to-four family residential	1,836	—	1,557	—	2,482	5,875	37.66%
Multi-family and commercial	—	—	—	—	—	—	—%
Consumer loans:
Direct	197	—	—	102	61	360	2.31%
Other Real Estate Owned	885	—	2,856	187	798	4,726	30.29%
Total	$2,969	$327	$6,032	$1,756	$4,517	$15,601	100.00%
Percent of total non-covered NPA by location	19.03%	2.10%	38.66%	11.26%	28.95%	100.00%

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at June 30, 2013 and December 31, 2012:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,316	19.6%	$4,405	19.1%
Real estate mortgage	7,055	54.3%	6,516	53.1%
Real estate construction	2,575	7.7%	3,050	9.6%
Consumer	3,021	18.4%	3,176	18.2%
Total	$16,967	100.0%	$17,147	100.0%

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three and six months ended June 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Balance at beginning of period	$16,926	$17,993	$17,147	$18,032
Provision for non-covered loan losses	850	2,350	1,300	4,350
Charge-offs:
Commercial	(373)	(391)	(436)	(976)
Real estate mortgage	(108)	(2,004)	(194)	(2,565)
Real estate construction	(32)	(133)	(70)	(733)
Consumer:
Direct	(372)	(292)	(926)	(488)
Indirect	(161)	(135)	(334)	(426)
Total charge-offs	(1,046)	(2,955)	(1,960)	(5,188)
Recoveries:
Commercial	76	14	101	33
Real estate mortgage	3	26	73	44
Real estate construction	3	1	4	3
Consumer:
Direct	41	27	73	47
Indirect	114	109	229	244
Total recoveries	237	177	480	371
Net charge-offs	(809)	(2,778)	(1,480)	(4,817)
Balance at end of period	$16,967	$17,565	$16,967	$17,565

Deposits: Total deposits decreased $58.6 million for the period ended June 30, 2013, compared to December 31, 2012.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$245,505	17.5%	$261,310	17.9%	$(15,805)
NOW accounts	343,180	24.4%	345,599	23.6%	(2,419)
Money market	293,590	20.9%	295,441	20.2%	(1,851)
Savings	118,070	8.4%	112,725	7.7%	5,345
Time deposits	404,027	28.8%	447,898	30.6%	(43,871)
Total deposits	$1,404,372	100.0%	$1,462,973	100.0%	$(58,601)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	June 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	92.5%	14,704	53.9%
CDARS deposits	1,189	7.5%	12,579	46.1%
Total wholesale deposits	$15,893	100.0%	$27,283	100.0%
Wholesale deposits to total deposits	1.1%		1.9%

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

Borrowings: At June 30, 2013 and December 31, 2012, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB, the FRB and junior subordinated debentures.

•
Federal Funds Purchased: The Company can use lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at June 30, 2013.  Available borrowings under these lines of credit totaled $35.0 million at June 30, 2013.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At June 30, 2013, the Company had no outstanding overnight borrowings, with an unused line of credit of $181.2 million, subject to certain collateral and stock requirements.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at June 30, 2013, with an unused line of credit of $17.6 million.

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

Capital

Shareholders’ Equity: Shareholders’ equity decreased $5.3 million to $177.3 million at June 30, 2013, from $182.6 million at December 31, 2012. The decrease in shareholders’ equity was primarily attributable to net income of $7.5 million reduced by an $8.7 million other comprehensive loss related to the investment securities portfolio and $4.6 million in cash dividends paid on common stock during the first half of 2013.

On July 25, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.09 per share to shareholders of record as of August 5, 2013, payable on August 19, 2013.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

Regulatory Capital Requirements: Banking regulations require bank holding companies and banks to maintain a minimum leverage ratio of core capital to adjusted average total assets of at least 4%. In addition, banking regulators have adopted risk-based capital guidelines, under which risk percentages are assigned to various categories of assets and off-balance sheet items to calculate a risk-adjusted capital ratio. Tier 1 capital generally consists of common shareholders' equity (which does not include unrealized gains and losses on securities), less goodwill and certain identifiable intangible assets, while Tier 2 capital includes the allowance for loan losses and subordinated debt, both subject to certain limitations.

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at June 30, 2013 and December 31, 2012:

	Regulatory Requirements		Actual Ratios
	Adequately-capitalized	Well-capitalized	June 30, 2013	December 31, 2012
Total risk-based capital ratio
Company (consolidated)	8.00%	10.00%	19.86%	19.39%
Whidbey Island Bank	8.00%	10.00%	19.19%	18.77%
Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	6.00%	18.59%	18.13%
Whidbey Island Bank	4.00%	6.00%	17.92%	17.51%
Tier 1 leverage ratio
Company (consolidated)	4.00%	5.00%	12.25%	11.78%
Whidbey Island Bank	4.00%	5.00%	11.81%	11.36%

There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the FRB.   The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us. Based on a preliminary analysis of the new rules, management believes that it would be fully compliant with the revised standards as of June 30, 2013 if they were effective on that date.

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $30.3 million for the six months ended June 30, 2013, and primarily consisted of net income and the sale of loans held for sale.  For the same period, net cash used in investing activities was $3.4 million.  Purchases of available for sale investment securities accounted for $73.0 million, which was partially offset by $45.3 million in maturities, calls and principal payments of investment securities and mortgage-backed securities and $15.0 million in net decreases in non-covered and covered loans.  Net cash used in financing activities was $63.2 million for the six months ended June 30, 2013, and primarily consisted of the net decrease in deposits of $58.6 million and the $4.6 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At June 30, 2013 and December 31, 2012, the Company’s commitments under letters of credit and financial guarantees amounted to $1.3 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 30, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2012.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2012 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

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

WASHINGTON BANKING COMPANY

Date:	August 8, 2013	By: /s/ John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 8, 2013	By: /s/ Richard A. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)