Form 10-Q
period 2013-09-30
WASHINGTON BANKING CO
filed 2013-11-07
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]           Quarterly report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The number of shares of the issuer’s Common Stock outstanding at November 4, 2013 was 15,534,403

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Financial Condition (unaudited)
 (Dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from banks ($3,978 and $3,801, respectively, are restricted)	$36,360	$32,145
Interest-bearing deposits	75,145	75,428
Total cash and cash equivalents	111,505	107,573
Investment securities available for sale, at fair value	400,276	372,968
Federal Home Loan Bank stock	7,239	7,441
Loans held for sale	4,191	18,043
Non-covered loans, net of allowance for loan losses	855,694	835,987
Covered loans, net of allowance for loan losses	156,390	214,087
Total loans	1,012,084	1,050,074
Premises and equipment, net	35,425	36,751
Bank owned life insurance	17,817	17,704
Goodwill and other intangible assets, net	5,698	6,027
Non-covered other real estate owned	4,747	3,023
Covered other real estate owned	4,109	13,460
FDIC indemnification asset	25,439	34,571
Other assets	19,624	20,042
Total assets	$1,648,154	$1,687,677
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$269,211	$261,310
Interest-bearing	1,160,068	1,201,663
Total deposits	1,429,279	1,462,973
Junior subordinated debentures	25,774	25,774
Other liabilities	11,303	16,306
Total liabilities	1,466,356	1,505,053
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,532,349 and 15,483,598 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	86,447	85,707
Retained earnings	98,182	92,234
Accumulated other comprehensive (loss) income, net of tax	(2,831)	4,683
Total shareholders' equity	181,798	182,624
Total liabilities and shareholders' equity	$1,648,154	$1,687,677
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Income (unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest income:
Interest and fees on non-covered loans	$11,041	$11,644	$33,172	$35,010
Interest and fees on covered loans	5,559	8,998	18,244	28,248
Interest on taxable investment securities	1,433	1,238	4,090	3,981
Interest on tax-exempt investment securities	392	311	1,157	842
Other	44	71	142	190
Total interest income	18,469	22,262	56,805	68,271
Interest expense:
Interest on deposits	1,202	1,575	3,760	5,124
Interest on junior subordinated debentures	120	135	359	404
Total interest expense	1,322	1,710	4,119	5,528
Net interest income	17,147	20,552	52,686	62,743
Provision for loan losses, non-covered loans	525	1,250	1,825	5,600
Provision for loan losses, covered loans	—	—	12,414	398
Net interest income after provision for loan losses	16,622	19,302	38,447	56,745
Noninterest income:
Service charges and fees	870	886	2,531	2,700
Electronic banking income	1,004	820	3,116	2,728
Investment products	128	335	600	1,064
Gain on sale of investment securities, net	—	345	556	687
Bank owned life insurance income	38	43	113	158
Income from the sale of mortgage loans	726	1,146	2,798	2,627
SBA premium income	269	126	762	318
Change in FDIC indemnification asset	(1,030)	(2,762)	6,298	(8,898)
Gain on disposition of covered assets	871	125	1,464	1,310
Other	261	294	942	949
Total noninterest income	3,137	1,358	19,180	3,643
Noninterest expense:
Salaries and benefits	7,396	7,741	22,253	22,317
Occupancy and equipment	1,767	1,738	5,404	5,126
Office supplies and printing	349	378	1,139	1,216
Data processing	534	539	1,638	1,603
Consulting and professional fees	163	194	637	710
Intangible amortization	111	129	329	383
FDIC premiums	265	314	835	967
FDIC clawback liability adjustment	87	247	(176)	1,385
Non-covered OREO and repossession expenses, net	399	398	1,303	1,511
Covered OREO and repossession expenses, net	178	122	751	1,274
Other	1,823	1,863	5,752	5,935
Total noninterest expense	13,072	13,663	39,865	42,427
Income before provision for income tax	6,687	6,997	17,762	17,961
Provision for income tax	2,185	2,359	5,768	5,703
Net income available to common shareholders	$4,502	$4,638	$11,994	$12,258
Net income available per common share, basic	0.29	0.30	0.77	0.80
Net income available per common share, diluted	0.29	0.30	0.77	0.79
Average number of common shares outstanding, basic	15,531,000	15,413,000	15,491,000	15,418,000
Average number of common shares outstanding, diluted	15,589,000	15,446,000	15,538,000	15,453,000
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income (unaudited)
(Dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income available to common shareholders	$4,502	$4,638	$11,994	$12,258
Investment securities available for sale:
Unrealized gains (losses) arising in period	1,838	2,939	(11,004)	4,489
Reclassification adjustment for net gains realized in earnings (net of tax expense of $121 for the three months ended September 30, 2012, and net of tax expense of $195 and $240 for the nine months ended September 30, 2013 and 2012, respectively.)	—	(224)	(361)	(447)
Income tax provision (benefit) related to unrealized gains (losses)	643	1,029	(3,851)	1,571
Other comprehensive income (loss), net of tax	1,195	1,686	(7,514)	2,471
Total comprehensive income	$5,697	$6,324	$4,480	$14,729

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Shareholders’ Equity (unaudited)
 (Dollars and shares in thousands, except per share data)

	Common stock			Accumulated other comprehensive income (loss)	Total shareholders' equity
	Shares	Amount	Retained earnings
Balance at December 31, 2011	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	—	—	12,258	—	12,258
Other comprehensive income, net	—	—	—	2,471	2,471
Cash dividends on common stock,
$0.35 per share	—	—	(5,399)	—	(5,399)
Stock-based compensation expense	—	591	—	—	591
Issuance of common stock under stock plans	53	205	—	—	205
Tax benefit associated with stock awards	—	21	—	—	21
Balance at September 30, 2012	15,451	$85,381	$89,966	$5,620	$180,967

Balance at December 31, 2012	15,484	$85,707	$92,234	$4,683	$182,624
Comprehensive income:
Net income	—	—	11,994	—	11,994
Other comprehensive loss, net	—	—	—	(7,514)	(7,514)
Cash dividends on common stock,
$0.39 per share	—	—	(6,046)	—	(6,046)
Stock-based compensation expense	—	680	—	—	680
Issuance of common stock under stock plans	48	56	—	—	56
Tax benefit associated with stock awards	—	4	—	—	4
Balance at September 30, 2013	15,532	$86,447	$98,182	$(2,831)	$181,798

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$11,994	$12,258
Adjustments to reconcile net income to net cash provided by
operating activities:
Amortization of investment security premiums, net	2,228	1,721
Depreciation	1,931	1,795
Intangible amortization	329	383
Provision for loan losses, non-covered loans	1,825	5,600
Provision for loan losses, covered loans	12,414	398
Earnings on bank owned life insurance	(113)	(158)
Net gain on sale of investment securities	(556)	(687)
Net loss on sale of premises and equipment	—	10
Net (gain) loss on sale of non-covered other real estate owned	(53)	47
Net gain on sale of covered other real estate owned	(990)	(2,367)
Net gain on sale of loans held for sale	(2,798)	(2,627)
Origination of loans held for sale	(115,825)	(146,063)
Proceeds from sales of loans held for sale	132,475	155,972
Valuation adjustment on non-covered other real estate owned	542	678
Valuation adjustment on covered other real estate owned	1,386	2,902
Deferred taxes	(7,253)	3,084
Change in FDIC indemnification asset	(6,298)	8,898
Stock-based compensation	680	591
Excess tax benefit from stock awards	(4)	(21)
Net change in assets and liabilities:
Net decrease in other assets	20,395	3,904
Net (decrease) increase in other liabilities	(5,003)	7,411
Net cash provided by operating activities	47,306	53,729
Cash flows from investing activities:
Purchases of investment securities available for sale	(97,783)	(133,580)
Proceeds from investment securities available for sale	57,243	78,422
Redemption of Federal Home Loan Bank stock	202	67
Net decrease in non-covered loans and covered loans	19,095	8,849
Purchases of premises and equipment	(605)	(1,218)
Proceeds from the sale of premises and equipment	—	9
Proceeds from sale of non-covered other real estate owned	1,836	1,467
Proceeds from sale of covered other real estate owned	16,540	15,754
Capitalization of non-covered other real estate owned improvements	(222)	—
Net cash used in investing activities	$(3,694)	$(30,230)

See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (continued) (unaudited)
(Dollars in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities:
Net decrease in deposits	$(33,694)	$(8,114)
Proceeds from exercise of stock options	56	205
Excess tax benefits from stock awards	4	21
Dividends paid on common stock	(6,046)	(5,399)
Net cash used in financing activities	(39,680)	(13,287)
Net change in cash and cash equivalents	3,932	10,212
Cash and cash equivalents at beginning of period	107,573	105,913
Cash and cash equivalents at end of period	$111,505	$116,125
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,240	$5,742
Income taxes	$8,800	$1,000
Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of tax	$(7,514)	$2,471
Transfer of non-covered loans to non-covered other real estate owned	$3,827	$4,296
Transfer of covered loans to covered other real estate owned	$7,585	$8,478
See notes to condensed consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Summary of Significant Accounting Policies

(a) Description of Business: Washington Banking Company (the “Company”) was formed on April 30, 1996 and is a registered bank holding company whose primary business is conducted by its wholly-owned subsidiary, Whidbey Island Bank (the “Bank”). The business of the Bank, which is focused in the northern area of Western Washington, consists primarily of attracting deposits from the general public and originating loans. The Company and the Bank have formed two subsidiaries for various purposes as follows:

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

On October 23, 2013, the Company and Heritage Financial Corporation (“Heritage”) jointly announced the signing of a definitive agreement under which the Company and Heritage will enter into a strategic merger to create one of the premier community banking franchises in Western Washington and the Pacific Northwest. See Note (12) Subsequent Events for additional information.

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

In preparing these financial statements, the Company has evaluated events and transactions subsequent to September 30, 2013 for potential recognition or disclosure.  In management’s opinion, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  In preparing the condensed consolidated financial statements, estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses are required.  Actual results could differ from those estimates.  Management considers the estimates used in developing the allowance for loan losses, the valuation of covered loans and the FDIC indemnification asset and determining the fair value of financial assets and liabilities to be particularly sensitive estimates that may be subject to revision in the near term.

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

(3)  Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at September 30, 2013 and December 31, 2012.  At September 30, 2013 and December 31, 2012, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	September 30, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$85,789	$759	$(633)	$85,915
Residential pass-through securities	171,312	911	(3,404)	168,819
Taxable state and political subdivisions	2,295	215	—	2,510
Tax exempt state and political subdivisions	71,678	1,711	(990)	72,399
Corporate obligations	11,000	—	(252)	10,748
Agency-issued collateralized mortgage obligations	36,653	47	(962)	35,738
Asset-backed securities	23,878	—	(1,644)	22,234
Investments in mutual funds and other equities	2,018	—	(105)	1,913
Total investment securities available for sale	$404,623	$3,643	$(7,990)	$400,276

(dollars in thousands)	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,297	$1,321	$(32)	$88,586
Residential pass-through securities	165,175	3,430	(182)	168,423
Taxable state and political subdivisions	4,759	553	—	5,312
Tax exempt state and political subdivisions	56,431	2,703	(149)	58,985
Corporate obligations	11,000	—	(565)	10,435
Agency-issued collateralized mortgage obligations	13,967	79	—	14,046
Asset-backed securities	25,108	150	(70)	25,188
Investments in mutual funds and other equities	2,018	—	(25)	1,993
Total investment securities available for sale	$365,755	$8,236	$(1,023)	$372,968

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities

Investment securities that were in an unrealized loss position at September 30, 2013 and December 31, 2012, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	September 30, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$40,631	$(633)	$—	$—	$40,631	$(633)
Residential pass-through securities	$89,801	$(2,116)	$23,936	$(1,288)	$113,737	$(3,404)
Tax exempt state and political subdivisions	36,019	(990)	—	—	36,019	(990)
Corporate obligations	7,943	(57)	2,805	(195)	10,748	(252)
Agency-issued collateralized mortgage obligations	25,594	(962)	—	—	25,594	(962)
Asset-backed securities	22,234	(1,644)	—	—	22,234	(1,644)
Investments in mutual funds and other equities	—	—	1,913	(105)	1,913	(105)
Total investment securities available for sale	$222,222	$(6,402)	$28,654	$(1,588)	$250,876	$(7,990)

(dollars in thousands)	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$12,056	$(32)	$—	$—	$12,056	$(32)
Residential pass-through securities	27,680	(182)	—	—	27,680	(182)
Tax exempt state and political subdivisions	10,113	(149)	—	—	10,113	(149)
Corporate obligations	—	—	10,435	(565)	10,435	(565)
Asset-backed securities	9,856	(70)	—	—	9,856	(70)
Investments in mutual funds and other equities	—	—	1,993	(25)	1,993	(25)
Total investment securities available for sale	$59,705	$(433)	$12,428	$(590)	$72,133	$(1,023)

At September 30, 2013 and December 31, 2012, there were 80 and 25 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(3)  Investment Securities (continued)

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at September 30, 2013 or December 31, 2012.

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

(dollars in thousands)	September 30, 2013
	Amortized cost	Fair value
Three months or less	$1,411	$1,415
Over three months to one year	2,519	2,550
After one year through three years	44,646	45,390
After three years through five years	233,541	230,633
After five years through ten years	83,607	82,337
After ten years	38,899	37,951
Total	$404,623	$400,276

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	September 30, 2013
	Amortized cost	Fair value
To state and local governments to secure public deposits	$53,742	$55,297
To Federal Reserve Bank to secure borrowings	18,226	18,259
To Federal Home Loan Bank to secure borrowings	525	544
Other securities pledged, principally to secure deposits	12,584	13,035
Total pledged investment securities	$85,077	$87,135

The following table presents the gross realized gains and gross realized losses on the sale of investment securities available for sale for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross realized gains	—	345	556	689
Gross realized losses	—	—	—	(2)
Gain on sale of investment securities, net	$—	$345	$556	$687

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Non-Covered Loans

The following table presents the major types of non-covered loans at September 30, 2013 and December 31, 2012.  The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	September 30, 2013	December 31, 2012
Commercial	$173,003	$162,481
Real estate mortgage	486,594	452,627
Real estate construction	51,102	81,398
Consumer	160,234	154,890
	870,933	851,396
Deferred loan costs, net	1,703	1,738
Allowance for loan losses	(16,942)	(17,147)
Total non-covered loans, net	$855,694	$835,987

(5)  Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Allowance for Non-Covered Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment, for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended September 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,316	$7,055	$2,575	$3,021	$16,967
Provision	(290)	(194)	501	508	525
Charge-offs	(70)	—	—	(700)	(770)
Recoveries	48	70	3	99	220
Ending Balance	$4,004	$6,931	$3,079	$2,928	$16,942

(dollars in thousands)	Three Months Ended September 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,471	$5,844	$3,983	$3,267	$17,565
Provision	63	901	142	144	1,250
Charge-offs	(258)	(655)	(1,308)	(278)	(2,499)
Recoveries	81	68	7	98	254
Ending Balance	$4,357	$6,158	$2,824	$3,231	$16,570

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	Nine Months Ended September 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,405	$6,516	$3,050	$3,176	$17,147
Provision	(45)	467	92	1,311	1,825
Charge-offs	(506)	(194)	(70)	(1,960)	(2,730)
Recoveries	150	142	7	401	700
Ending Balance	$4,004	$6,931	$3,079	$2,928	$16,942

(dollars in thousands)	Nine Months Ended September 30, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,443	2,766	809	582	5,600
Charge-offs	(1,234)	(3,220)	(2,041)	(1,192)	(7,687)
Recoveries	114	112	10	389	625
Ending Balance	$4,357	$6,158	$2,824	$3,231	$16,570

The following tables provides a summary of the allowance for non-covered loan losses and related non-covered loans, by portfolio segment, at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,276	$1,625	$1,258	$48	$4,207
Collectively evaluated for impairment	2,728	5,306	1,821	2,880	12,735
Total allowance for non-covered loan losses	$4,004	$6,931	$3,079	$2,928	$16,942
Non-covered loans:
Individually evaluated for impairment	$8,759	$12,929	$12,533	$611	$34,832
Collectively evaluated for impairment	164,244	473,665	38,569	159,623	836,101
Total non-covered loans (1)	$173,003	$486,594	$51,102	$160,234	$870,933

(1) Total non-covered loans excludes deferred loan costs of $1.7 million.

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

Non-Covered Impaired Loans

At September 30, 2013 and December 31, 2012, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of September 30, 2013, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded:
Nonaccrual loans	$9,603	$—	$15,479	$—
Restructured loans	4,255	—	8,635	—
Total with no related allowance	$13,858	$—	$24,114	$—
With an allowance recorded:
Nonaccrual loans	$304	$15	$72	$5
Restructured loans	20,670	4,192	17,668	3,550
Total with an allowance recorded	20,974	4,207	17,740	3,555
Total	$34,832	$4,207	$41,854	$3,555

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class, at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial	$3,040	$3,535	$—	$3,737	$4,231	$—
Real estate mortgages:
One-to-four family residential	555	632	—	938	1,132	—
Multi-family and commercial	2,744	3,137	—	3,605	4,283	—
Total real estate mortgages	3,299	3,769	—	4,543	5,415	—
Real estate construction:
One-to-four family residential	7,234	11,592	—	15,251	23,133	—
Total real estate construction	7,234	11,592	—	15,251	23,133	—
Consumer:
Direct	285	551	—	583	1,017	—
Total consumer	285	551	—	583	1,017	—
Total with no related allowance recorded	$13,858	$19,447	$—	$24,114	$33,796	$—
With an allowance recorded:
Commercial	$5,719	$5,731	$1,276	$6,237	$6,237	$1,468
Real estate mortgages:
One-to-four family residential	731	731	87	524	524	53
Multi-family and commercial	8,900	9,277	1,538	6,290	6,657	1,101
Total real estate mortgages	9,631	10,008	1,625	6,814	7,181	1,154
Real estate construction:
One-to-four family residential	5,046	5,046	1,211	4,094	4,112	855
Multi-family and commercial	253	253	47	262	262	26
Total real estate construction	5,299	5,299	1,258	4,356	4,374	881
Consumer:
Direct	325	325	48	333	333	52
Total consumer	325	325	48	333	333	52
Total with an allowance recorded	20,974	21,363	4,207	17,740	18,125	3,555
Total impaired non-covered loans	$34,832	$40,810	$4,207	$41,854	$51,921	$3,555

The average recorded investment in non-covered impaired loans was $36.2 million and $38.3 million for the three and nine months ended September 30, 2013, compared to $47.2 million and $47.0 million for the same periods a year ago.  For the three and nine months ended September 30, 2013, the Company recognized interest income on non-covered impaired loans of $112 thousand and $400 thousand, respectively.  For the same periods a year ago, interest income on non-covered impaired loans was $202 thousand and $406 thousand, respectively. Additional interest income of $70 thousand and $128 thousand would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the three and nine months ended September 30, 2013, compared to $282 thousand and $514 thousand for the three and nine months ended September 30, 2012, respectively.

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

Troubled debt restructurings at September 30, 2013 and December 31, 2012 were as follows:

(dollars in thousands)	September 30, 2013			December 31, 2012
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$6,324	$636	$6,960	$7,008	$1,160	$8,168
Real estate mortgages:
One-to-four family residential	768	326	1,094	573	340	913
Multi-family and commercial	10,544	1,052	11,596	7,993	1,823	9,816
Total real estate mortgage	11,312	1,378	12,690	8,566	2,163	10,729
Real estate construction:
One-to-four family residential	6,710	5,506	12,216	10,135	9,013	19,148
Multi-family and commercial	253	—	253	262	—	262
Total real estate construction	6,963	5,506	12,469	10,397	9,013	19,410
Consumer:
Direct	326	14	340	332	20	352
Total consumer	326	14	340	332	20	352
Total restructured loans	$24,925	$7,534	$32,459	$26,303	$12,356	$38,659

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

The following tables present loans restructured during the nine months ended September 30, 2013 and the three and nine months ended September 30, 2012. There were no loans restructured during the three months ended September 30, 2013. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Three Months Ended September 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	8	$4,013	$3,892
Real estate mortgages:
One-to-four family residential	1	173	173
Multi-family and commercial	1	376	376
Total real estate mortgage	2	549	549
Real estate construction:
One-to-four family residential	1	631	631
Multi-family and commercial	1	265	265
Total real estate construction	2	896	896
Total restructured loans	12	$5,458	$5,337

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Nine Months Ended September 30, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	2	$108	$106
Real estate mortgages:
One-to-four family residential	1	214	214
Multi-family and commercial	7	3,296	3,296
Total real estate mortgage	8	3,510	3,510
Real estate construction:
One-to-four family residential	2	176	89
Total real estate construction	2	176	89
Total restructured loans	12	$3,794	$3,705

(dollars in thousands)	For the Nine Months Ended September 30, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	13	$5,042	$4,884
Real estate mortgages:
One-to-four family residential	2	221	221
Multi-family and commercial	1	374	374
Total real estate mortgage	3	595	595
Real estate construction:
One-to-four family residential	2	1,070	947
Multi-family and commercial	1	265	265
Total real estate construction	3	1,335	1,212
Total restructured loans	19	$6,972	$6,691

There were no loans modified as troubled debt restructurings, within the previous twelve months, for which there was a payment default for the three and nine months ended September 30, 2013. For the three and nine months ended September 30, 2012, there was a $37 thousand commercial loan that had been restructured within the previous twelve months that subsequently defaulted.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class, as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$873	$59	$—	$932	$2,435	$169,636	$173,003
Real estate mortgages:
One-to-four family residential	—	214	—	214	518	39,294	40,026
Multi-family and commercial	—	—	—	—	1,099	445,469	446,568
Total real estate mortgages	—	214	—	214	1,617	484,763	486,594
Real estate construction:
One-to-four family residential	—	—	—	—	5,570	30,043	35,613
Multi-family and commercial	—	—	—	—	—	15,489	15,489
Total real estate construction	—	—	—	—	5,570	45,532	51,102
Consumer:
Indirect	734	168	44	946	—	77,835	78,781
Direct	355	9	—	364	285	80,804	81,453
Total consumer	1,089	177	44	1,310	285	158,639	160,234
Total	$1,962	$450	$44	$2,456	$9,907	$858,570	870,933
Deferred loan costs, net							1,703
Total non-covered loans							$872,636

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	December 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$232	$373	$—	$605	$2,966	$158,910	$162,481
Real estate mortgages:
One-to-four family residential	—	—	—	—	889	35,984	36,873
Multi-family and commercial	—	—	—	—	1,903	413,851	415,754
Total real estate mortgages	—	—	—	—	2,792	449,835	452,627
Real estate construction:
One-to-four family residential	—	63	—	63	9,210	37,199	46,472
Multi-family and commercial	—	—	—	—	—	34,926	34,926
Total real estate construction	—	63	—	63	9,210	72,125	81,398
Consumer:
Indirect	966	112	—	1,078	—	76,518	77,596
Direct	469	415	—	884	583	75,827	77,294
Total consumer	1,435	527	—	1,962	583	152,345	154,890
Total	$1,667	$963	$—	$2,630	$15,551	$833,215	851,396
Deferred loan costs, net							1,738
Total non-covered loans							$853,134

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

The following table summarizes our internal risk rating, by class, as of September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$153,047	$4,016	$15,940	$—	$173,003
Real estate mortgages:
One-to-four family residential	35,110	31	4,885	—	40,026
Multi-family and commercial	386,400	30,489	29,679	—	446,568
Total real estate mortgages	421,510	30,520	34,564	—	486,594
Real estate construction:
One-to-four family residential	21,866	3,155	10,592	—	35,613
Multi-family and commercial	13,312	59	2,118	—	15,489
Total real estate construction	35,178	3,214	12,710	—	51,102
Consumer:
Indirect	77,540	13	1,228	—	78,781
Direct	75,788	1,544	4,121	—	81,453
Total consumer	153,328	1,557	5,349	—	160,234
Total	$763,063	$39,307	$68,563	$—	870,933
Deferred loan costs, net					1,703
					$872,636

(dollars in thousands)	December 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$140,809	$4,412	$17,260	$—	$162,481
Real estate mortgages:
One-to-four family residential	31,511	1,139	4,223	—	36,873
Multi-family and commercial	363,408	26,287	26,059	—	415,754
Total real estate mortgages	394,919	27,426	30,282	—	452,627
Real estate construction:
One-to-four family residential	25,389	776	20,307	—	46,472
Multi-family and commercial	32,166	472	2,288	—	34,926
Total real estate construction	57,555	1,248	22,595	—	81,398
Consumer:
Indirect	76,076	16	1,504	—	77,596
Direct	71,176	450	5,668	—	77,294
Total consumer	147,252	466	7,172	—	154,890
Total	$740,535	$33,552	$77,309	$—	851,396
Deferred loan costs, net					1,738
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

The following table presents the major types of covered loans at September 30, 2013 and December 31, 2012. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	September 30, 2013
	City Bank	North County Bank	Total
Commercial	$10,169	$10,868	$21,037
Real estate mortgages:
One-to-four family residential	2,663	8,467	11,130
Multi-family residential and commercial	91,974	44,157	136,131
Total real estate mortgages	94,637	52,624	147,261
Real estate construction:
One-to-four family residential	4,185	2,066	6,251
Multi-family and commercial	7,749	4,423	12,172
Total real estate construction	11,934	6,489	18,423
Consumer - direct	2,109	5,406	7,515
Subtotal	118,849	75,387	194,236
Fair value discount	(11,965)	(10,855)	(22,820)
Total covered loans	106,884	64,532	171,416
Allowance for loan losses	(12,772)	(2,254)	(15,026)
Total covered loans, net	$94,112	$62,278	$156,390

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Commercial	$13,863	$15,148	$29,011
Real estate mortgages:
One-to-four family residential	3,783	10,412	14,195
Multi-family residential and commercial	132,280	52,303	184,583
Total real estate mortgages	136,063	62,715	198,778
Real estate construction:
One-to-four family residential	4,764	3,000	7,764
Multi-family and commercial	12,369	6,374	18,743
Total real estate construction	17,133	9,374	26,507
Consumer - direct	2,698	7,521	10,219
Subtotal	169,757	94,758	264,515
Fair value discount	(28,980)	(18,196)	(47,176)
Total covered loans	140,777	76,562	217,339
Allowance for loan losses	(2,727)	(525)	(3,252)
Total covered loans, net	$138,050	$76,037	$214,087

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

The following table presents the changes in the accretable yield for the three and nine months ended September 30, 2013 and 2012, for each respective acquired loan portfolio:

(dollars in thousands)	Three Months Ended September 30,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$29,223	$15,999	$63,623	$26,845
Accretion to interest income	(3,023)	(2,354)	(5,247)	(3,694)
Disposals	(4,927)	(400)	(1,718)	(2,796)
Reclassification (to) from nonaccretable difference	—	—	—	4
Balance, end of period	$21,273	$13,245	$56,658	$20,359

(dollars in thousands)	Nine Months Ended September 30,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$49,168	$19,567	$78,004	$29,574
Accretion to interest income	(10,791)	(7,343)	(16,552)	(11,443)
Disposals	(11,555)	(2,845)	(4,441)	(5,517)
Reclassification (to) from nonaccretable difference	(5,549)	3,866	(353)	7,745
Balance, end of period	$21,273	$13,245	$56,658	$20,359

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

The following tables summarize the activity related to covered OREO for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended September 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$9,125	$3,802	$12,927
Additions to covered OREO	—	282	282
Dispositions of covered OREO, net	(5,653)	(3,256)	(8,909)
Valuation adjustments	—	(191)	(191)
Balance, end of period	$3,472	$637	$4,109

(dollars in thousands)	Three Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$13,580	$9,420	$23,000
Additions to covered OREO	561	744	1,305
Dispositions of covered OREO, net	(4,579)	(812)	(5,391)
Valuation adjustments	$—	$(103)	$(103)
Balance, end of period	$9,562	$9,249	$18,811

(dollars in thousands)	Nine Months Ended September 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$7,399	$6,061	$13,460
Additions to covered OREO	6,777	808	7,585
Dispositions of covered OREO, net	(10,130)	(5,420)	(15,550)
Valuation adjustments	(574)	(812)	(1,386)
Balance, end of period	$3,472	$637	$4,109

(dollars in thousands)	Nine Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	1,517	6,961	8,478
Dispositions of covered OREO, net	(9,338)	(4,049)	(13,387)
Valuation adjustments	(1,958)	(944)	(2,902)
Balance, end of period	$9,562	$9,249	$18,811

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset:

The following table summarizes the activity related to the FDIC indemnification asset for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended September 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$21,979	$10,853	$32,832
Change in FDIC indemnification asset	(689)	(341)	(1,030)
Reduction due to loans paid in full	(3,784)	(371)	(4,155)
Transfers to (due from) FDIC	(1,687)	(521)	(2,208)
Balance, end of period	$15,819	$9,620	$25,439

(dollars in thousands)	Three Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$37,587	$17,280	$54,867
Change in FDIC indemnification asset	(2,510)	(252)	(2,762)
Reduction due to loans paid in full	(415)	(130)	(545)
Transfers to (due from) FDIC	(5,154)	(1,693)	(6,847)
Balance, end of period	$29,508	$15,205	$44,713

(dollars in thousands)	Nine Months Ended September 30, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$20,390	$14,181	$34,571
Change in FDIC indemnification asset	4,994	1,304	6,298
Reduction due to loans paid in full	(5,194)	(1,562)	(6,756)
Transfers to (due from) FDIC	(4,371)	(4,303)	(8,674)
Balance, end of period	$15,819	$9,620	$25,439

(dollars in thousands)	Nine Months Ended September 30, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(8,273)	(625)	(8,898)
Reduction due to loans paid in full	(1,739)	(2,430)	(4,169)
Transfers to (due from) FDIC	(3,715)	(4,091)	(7,806)
Balance, end of period	$29,508	$15,205	$44,713

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance, beginning of period	$4,726	$4,414	$3,023	$1,976
Additions to OREO	187	554	3,827	4,296
Capitalized improvements	20	—	222	—
Dispositions of OREO, net	—	(759)	(1,783)	(1,514)
Valuation adjustments	(186)	(129)	(542)	(678)
Balance, end of period	$4,747	$4,080	$4,747	$4,080

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income available to common shareholders	$4,502	$4,638	$11,994	$12,258
Weighted average number of common shares, basic	15,531,000	15,413,000	15,491,000	15,418,000
Effect of dilutive stock awards	58,000	33,000	47,000	35,000
Weighted average number of common shares, diluted	15,589,000	15,446,000	15,538,000	15,453,000
Earnings per common share
Basic	$0.29	$0.30	$0.77	$0.80
Diluted	$0.29	$0.30	$0.77	$0.79
Antidulitive stock awards excluded from the
computation of diluted earnings per common share (in shares)	38,000	44,000	39,000	46,000

(9)  Stock-Based Compensation

(a) Stock Options:  The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model.  There were no options granted during the three and nine months ended September 30, 2013 and 2012.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  No stock-based compensation expense was recognized for the three and nine months ended September 30, 2013.   No stock-based compensation expense was recognized for the three months ended September 30, 2012. The Company recognized $8 thousand in stock-based compensation expense, as a component of salaries and benefits, for the nine months ended September 30, 2012. As of September 30, 2013, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9)  Stock-Based Compensation (continued)

The following table summarizes information on stock option activity during 2013:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2013	107,845	$11.58
Granted	—	—
Exercised	(5,432)	10.28		$23
Forfeited, expired or cancelled	(1,763)	15.98
Outstanding, September 30, 2013	100,650	$11.57	4.14	$308
Exercisable at September 30, 2013	100,650	$11.57	4.14	$308

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on September 30, 2013, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on September 30, 2013.  This amount changes based upon the fair market value of the Company’s stock.

(b) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2013:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2013	99,811	$13.16
Granted	81,100	13.91
Vested	(45,938)	13.15
Forfeited, expired or cancelled	(3,498)	13.50
Outstanding, September 30, 2013	131,475	$13.62	2.08

For the three and nine months ended September 30, 2013, the Company recognized $202 thousand and $680 thousand in RSU compensation expense, respectively, as a component of salaries and benefits, compared to $252 thousand and $583 thousand for the same periods a year ago.  As of September 30, 2013, there was $1.3 million of total unrecognized compensation costs related to nonvested RSUs.

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

The following table presents the Company’s financial instruments measured at fair value on a recurring basis at September 30, 2013 and December 31, 2012:

(dollars in thousands)	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$85,915	$—	$85,915
Residential pass-through securities	—	168,819	—	168,819
Taxable state and political subdivisions	—	2,510	—	2,510
Tax exempt state and political subdivisions	—	72,399	—	72,399
Corporate obligations	5,798	4,950	—	10,748
Agency-issued collateralized mortgage obligations	—	35,738	—	35,738
Asset-backed securities	—	22,234	—	22,234
Investments in mutual funds and other equities	1,913	—	—	1,913
Total	$7,711	$392,565	$—	$400,276

(dollars in thousands)	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$88,586	$—	$88,586
Residential pass-through securities	—	168,423	—	168,423
Taxable state and political subdivisions	—	5,312	—	5,312
Tax exempt state and political subdivisions	—	58,985	—	58,985
Corporate obligations	2,985	7,450	—	10,435
Agency-issued collateralized mortgage obligations	—	14,046	—	14,046
Asset-backed securities	—	25,188	—	25,188
Investments in mutual funds and other equities	1,993	—	—	1,993
Total	$4,978	$367,990	$—	$372,968

There were no transfers between Level 1, Level 2 and Level 3 during the three and nine months ended September 30, 2013 or during the year ended December 31, 2012.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10)  Fair Value Measurements (continued)

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair Value at September 30, 2013
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$30,625	$30,625	$(4,407)
Non-covered other real estate owned (2)	—	—	4,747	4,747	(542)
Covered other real estate owned (2)	—	—	4,109	4,109	(1,386)
Total	$—	$—	$39,481	$39,481	$(6,335)

(dollars in thousands)	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$38,299	$38,299	$(8,485)
Non-covered other real estate owned (2)	—	—	3,023	3,023	(844)
Covered other real estate owned (2)	—	—	13,460	13,460	(3,704)
Total	$—	$—	$54,782	$54,782	$(13,033)

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

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the period ended September 30, 2013, one non-covered impaired loan totaling $105 thousand had an adjustment to the appraisal, based on unobservable inputs, of 30%.

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

(b) Disclosures about Fair Value of Financial Instruments: The table below is a summary of fair value estimates for financial instruments at September 30, 2013 and December 31, 2012, excluding financial instruments recorded at fair value on a recurring and nonrecurring basis (summarized in the table above). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	September 30, 2013
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$36,360	$36,360	$36,360	$—	$—
Interest-bearing deposits	75,145	75,145	75,145	—	—
Investment securities available for sale	400,276	400,276	7,711	392,565	—
FHLB stock	7,239	7,239	7,239	—	—
Loans held for sale	4,191	4,191	—	4,191	—
Non-covered loans	872,636	869,618	—	—	869,618
Covered loans	171,416	158,381	—	—	158,381
Bank owned life insurance	17,817	17,817	17,817	—	—
FDIC indemnification asset	25,439	34,564	—	—	34,564
Financial liabilities:
Deposits	1,429,279	1,434,047	1,048,262	385,785	—
Junior subordinated debentures	25,774	17,774	—	—	17,774

(dollars in thousands)	December 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,145	$32,145	$32,145	$—	$—
Interest-bearing deposits	75,428	75,428	75,428	—	—
Investment securities available for sale	372,968	372,968	4,978	367,990	—
FHLB stock	7,441	7,441	7,441	—	—
Loans held for sale	18,043	18,043	—	18,043	—
Non-covered loans	853,134	858,660	—	—	858,660
Covered loans	217,339	234,396	—	—	234,396
Bank owned life insurance	17,704	17,704	17,704	—	—
FDIC indemnification asset	34,571	22,630	—	—	22,630
Financial liabilities:
Deposits	1,462,973	1,468,189	1,015,075	453,114	—
Junior subordinated debentures	25,774	12,155	—	—	12,155

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(11)  Commitments and Contingencies

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting those commitments, for which collateral is deemed necessary, generally amounted to one hundred percent of the commitment amount at September 30, 2013. The Company routinely charges a fee for these credit facilities.  Such fees are amortized into income over the life of the agreement and unamortized amounts were not significant as of September 30, 2013.  At September 30, 2013, the commitments under these agreements totaled $1.6 million.

At September 30, 2013, the Company was the guarantor of trust preferred securities. The Company issued junior subordinated debentures to a wholly owned special purpose trust, which has issued trust preferred securities.  The sole assets of the special purpose trust are the junior subordinated debentures issued by the Company.  Washington Banking Company has fully and unconditionally guaranteed the capital securities along with all obligations of the Trust under the trust agreements. The maximum amount of future payments the Company will be required to make under these agreements is the principal and interest of the trust preferred securities, the principal of which totaled $25.8 million at September 30, 2013 and December 31, 2012.

(12)  Subsequent Events

On October 23, 2013, the Company and Heritage Financial Corporation (“Heritage”) jointly announced the signing of a definitive agreement under which the Company and Heritage will enter into a strategic merger to create one of the premier community banking franchises in Western Washington and the Pacific Northwest. Under the terms of the merger agreement, the Company's shareholders will receive 0.89000 shares of Heritage common stock and $2.75 in cash for each share of the Company's common stock. Based on the closing price of Heritage common stock of $15.89 on October 23, 2013, the consideration value per share for the Company was $16.89, or approximately $265.1 million in aggregate. Upon consummation, the shareholders of the Company will own approximately 46% of the combined company and the shareholders of Heritage will own approximately 54%.

The definitive agreement has been unanimously approved by the boards of directors of the Company and Heritage. The merger is subject to regulatory approvals, approval by Company and Heritage shareholders, and certain other customary closing conditions and is expected to close in the first half of 2014. The transaction is intended to qualify as a tax-free reorganization for U.S. federal income tax purposes and Company shareholders are not expected to recognize any taxable gain or loss in connection with the share exchange to the extent of the stock consideration received. A summary of the terms of the definitive agreement with Heritage and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2013.

On October 23, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.145 per common share to shareholders of record as of November 4, 2013, payable on November 19, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Note Regarding Forward-Looking Statements: This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as the proposed strategic merger with Heritage, future operating results, growth in loans and deposits, the FDIC indemnification asset and covered loans, credit quality and adequacy of the allowance for loan losses, and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar meaning are intended in part to help identify forward-looking statements.  Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national economic conditions; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize efficiencies expected from investment in personnel and infrastructure; (6) the possibility that the proposed merger with Heritage does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied; (7) the effect on the trading price of our stock if the proposed merger with Heritage is not completed;  (8) benefits from the proposed merger with Heritage may not be fully realized or may take longer to realize than expected; (9) the integration of the Company’s and Heritage’s business may take longer to accomplish than expected; (10) the anticipated growth opportunities and cost savings from the proposed merger with Heritage may not be fully realized by the combined company or may take longer to realize than expected; (11) operating costs, customer and employee losses and business disruption related to the proposed merger may be greater than expected; and (12) management time and effort will be diverted to completion of the proposed merger and merger-related matters. However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations.  In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

Executive Overview

Significant items for the third quarter of 2013 were as follows:

•
Net income available to common shareholders per diluted share was $0.29 and $0.77 for the three and nine months ended September 30, 2013, compared to $0.30 and $0.79 for the three and nine months ended September 30, 2012, respectively.

•	Net interest margin, on a tax equivalent basis, was 4.59% and 4.71% for the three and nine months ended September 30, 2013, respectively, compared to 5.48% and 5.65% for the same periods a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $855.7 million at September 30, 2013, compared to $836.0 million at December 31, 2012.

•	Nonperforming non-covered assets to total assets improved to 0.89% at September 30, 2013, compared to 1.10% at December 31, 2012.

•
Total risk-based capital for the Company was 19.82% at September 30, 2013, compared to 19.39% at December 31, 2012.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share totaled $11.34 at September 30, 2013, compared to $11.41 at December 31, 2012.

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

Results of Operations Overview

For the three months ended September 30, 2013, net income available to common shareholders totaled $4.5 million, or $0.29 per diluted common share, compared to net income available to common shareholders of $4.6 million, or $0.30 per diluted common share, for the same period a year ago.  Net income available to common shareholders for the period was primarily attributable to continued improvement in asset quality offset by continued net interest margin compression.

For the nine months ended September 30, 2013, net income available to common shareholders totaled $12.0 million, or $0.77 per diluted common share, compared to net income available to common shareholders of $12.3 million, or $0.79 per diluted common share, for the nine months ended September 30, 2012.

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

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP net interest income	$17,147	$20,552	$52,686	$62,743
Tax-equivalent adjustment	222	295	644	837
Tax-equivalent net interest income	$17,369	$20,847	$53,330	$63,580
Average interest earning assets	$1,500,065	$1,513,891	$1,515,424	$1,502,903
Net interest margin	4.54%	5.40%	4.65%	5.58%
Tax-equivalent net interest margin	4.59%	5.48%	4.71%	5.65%

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	September 30, 2013	December 31, 2012
Total shareholders' equity	$181,798	$182,624
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(5,698)	(6,027)
Tangible common equity	$176,100	$176,597
Total assets	$1,648,154	$1,687,677
Adjustments to total assets
Goodwill and other intangible assets, net	(5,698)	(6,027)
Total tangible assets	$1,642,456	$1,681,650
Common shares outstanding at end of period	15,532,349	15,483,598
Tangible common equity ratio	10.72%	10.50%
Tangible book value per common share	$11.34	$11.41

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$868,745	$11,058	5.05%	$831,256	$11,777	5.64%
Covered loans	165,964	5,559	13.29%	236,355	8,998	15.14%
Interest-bearing deposits	67,297	44	—%	113,298	71	0.25%
Investments:
Taxable	326,772	1,433	1.74%	282,951	1,238	1.74%
Non-taxable (2)	71,287	597	3.32%	50,009	473	3.76%
Interest-earning assets	1,500,065	18,691	4.94%	1,513,891	22,557	5.93%
Noninterest-earning assets	128,171			158,772
Total assets	$1,628,236			$1,672,663
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$647,333	$262	0.16%	$612,710	$315	0.20%
Savings	121,294	16	0.05%	106,720	27	0.10%
Time deposits	387,976	924	0.94%	487,062	1,233	1.01%
Total interest-bearing deposits	1,156,603	1,202	0.41%	1,206,492	1,575	0.52%
Federal funds purchased	—	—	—%	—	—	—%
Junior subordinated debentures	25,774	120	1.85%	25,774	135	2.08%
Total interest-bearing liabilities	1,182,377	1,322	0.44%	1,232,266	1,710	0.55%
Noninterest-bearing deposits	257,901			250,522

Other liabilities	10,510			12,941
Total liabilities	1,450,788			1,495,729
Total shareholders' equity	177,448			176,934
Total liabilities and
shareholders' equity	$1,628,236			$1,672,663
Net interest income/spread		$17,369	4.50%		$20,847	5.38%
Credit for interest-bearing funds			0.09%			0.10%
Net interest margin (2)			4.59%			5.48%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $222 thousand and $295 thousand for the three months ended September 30, 2013 and 2012, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

(dollars in thousands)	Nine Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$860,393	$33,212	5.16%	$827,867	$35,409	5.71%
Covered loans	187,162	18,244	13.03%	248,958	28,248	15.16%
Federal funds sold	—	—	—%	7	—	—%
Interest-bearing deposits	74,522	142	0.25%	98,880	190	0.26%
Investments:
Taxable	322,124	4,090	1.70%	283,659	3,981	1.87%
Non-taxable (2)	71,223	1,761	3.31%	43,532	1,280	3.93%
Interest-earning assets	1,515,424	57,449	5.07%	1,502,903	69,108	6.14%
Noninterest-earning assets	131,990			167,132
Total assets	$1,647,414			$1,670,035
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$640,465	$775	0.16%	$606,291	$1,045	0.23%
Savings	117,940	44	0.05%	103,260	79	0.10%
Time deposits	414,837	2,941	0.95%	510,615	4,000	1.05%
Total interest-bearing deposits	1,173,242	3,760	0.43%	1,220,166	5,124	0.56%
Federal funds purchased	—	—	—%	81	—	—%
Junior subordinated debentures	25,774	359	1.86%	25,774	404	2.09%
Total interest-bearing liabilities	1,199,016	4,119	0.46%	1,246,021	5,528	0.59%
Noninterest-bearing deposits	253,075			238,685
Other liabilities	13,957			10,831
Total liabilities	1,466,048			1,495,537
Total shareholders' equity	181,366			174,498
Total liabilities and
shareholders' equity	$1,647,414			$1,670,035
Net interest income/spread		$53,330	4.61%		$63,580	5.55%
Credit for interest-bearing funds			0.10%			0.10%
Net interest margin (2)			4.71%			5.65%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $644 thousand and $837 thousand for the nine months ended September 30, 2013 and 2012, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

The following table details the effects of changes in rates and volume on interest income and expense for the periods indicated:

(dollars in thousands)	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 compared to 2012			2013 compared to 2012
	Increase (decrease) in interest income and expense due to changes in (2)			Increase (decrease) in interest income and expense due to changes in (2)
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$551	$(1,270)	$(719)	$1,505	$(3,702)	$(2,197)
Covered loans	(2,437)	(1,002)	(3,439)	(6,394)	(3,610)	(10,004)
Interest-bearing deposits	(30)	3	(27)	(46)	(2)	(48)
Investments: (1)
Taxable	196	(1)	195	360	(251)	109
Non-taxable	172	(48)	124	641	(160)	481
Interest-earning assets	$(1,548)	$(2,318)	$(3,866)	$(3,934)	$(7,725)	$(11,659)
Liabilities
Deposits:
NOW accounts and money market	$17	$(70)	$(53)	$56	$(326)	$(270)
Savings	4	(15)	(11)	10	(45)	(35)
Time deposits	(237)	(72)	(309)	(705)	(354)	(1,059)
Total interest-bearing deposits	(216)	(157)	(373)	(639)	(725)	(1,364)
Junior subordinated debentures	—	(15)	(15)	—	(45)	(45)
Total interest-bearing liabilities	$(216)	$(172)	$(388)	$(639)	$(770)	$(1,409)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35% for the three and nine months ended September 30, 2013 and 2012.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Taxable-equivalent net interest income totaled $17.4 million for the three months ended September 30, 2013, compared to $20.8 million for the same period a year ago.  Changes in net interest income during the period reflect a $3.9 million decrease in interest income primarily related to decreases in volume and in the yield earned on covered loans and decreases in the yield earned on non-covered loans. Additionally, interest expense on interest-bearing liabilities decreased $388 thousand during the period and was primarily due to the decrease in volume of time deposits and the average rate paid on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.59% for the three months ended September 30, 2013 compared to 5.48% for the same period a year ago.  The yield on interest-earning assets was 4.94% for the three months ended September 30, 2013, a decrease of 99 basis points as compared to the same period a year ago.  This decrease was primarily attributable to the decreases in average yields on non-covered and covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.44% for the three months ended September 30, 2013, a decrease of 11 basis points as compared to the same period in 2012. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

For the nine months ended September 30, 2013, taxable-equivalent net interest income totaled $53.3 million, compared to $63.6 million for the same period a year ago. Changes in net interest income during the period reflect a $11.7 million decrease in interest income primarily related to decreases in volume and in the yield earned on covered loans and decreases in the yield earned on non-covered loans. Additionally, interest expense on interest-bearing liabilities decreased $1.4 million during the period and was primarily due to the decrease in volume of time deposits and the average rate paid on interest-bearing deposits.

Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.71% for the nine months ended September 30, 2013 compared to 5.65% for the same period a year ago.  The yield on interest-earning assets was 5.07% for the nine months ended September 30, 2013, a decrease of 107 basis points as compared to the same period a year ago.  This decrease was primarily attributable to the decreases in average yields on non-covered and covered loans and investments during the period.  The average rate on interest-bearing liabilities was 0.46% for the nine months ended September 30, 2013, a decrease of 13 basis points as compared to the same period in 2012. This decrease was primarily attributable to the decrease in rates offered on interest-bearing deposits.

Due to the current low interest rate environment, together with the projected principal reduction in higher yielding covered loans, management expects the net interest margin will decline in future periods.

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

For the three and nine months ended September 30, 2013, the Company recorded provisions for non-covered loan losses of $525 thousand and $1.8 million, respectively, compared to $1.3 million and $5.6 million for the same periods a year ago.  Net charge-offs for the three and nine months ended September 30, 2013 were $550 thousand and $2.0 million, compared to $2.2 million and $7.1 million for the same periods in 2012.  At September 30, 2013 and 2012, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 1.94% and 2.01%, respectively.

The Company recorded a $12.4 million provision for covered loan losses for the nine months ended September 30, 2013, compared to a provision for covered loan losses of $398 thousand for the same period a year ago. For the nine months ended September 30, 2013, the provision for covered loan losses was primarily attributable to the deterioration of cash flows associated with several covered loan pools acquired from City Bank, particularly those in the hospitality portfolio. This provision, however, was partially offset by a significantly greater change in the FDIC indemnification asset, included in noninterest income, as noted in the table on the next page.

Noninterest Income:  Noninterest income remains a key focus of the Company. The Company has focused on diversifying the noninterest income mix through the sale of mortgage loans and the guaranteed portion of SBA loans and through the introduction of nondeposit investment products consisting primarily of annuity sales and investment service fees and income from the Company's Bank Owned Life Insurance policies. The following table presents the key components of noninterest income for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Service charges and fees	$870	$886	$2,531	$2,700	$(16)	$(169)
Electronic banking income	1,004	820	3,116	2,728	184	388
Investment products	128	335	600	1,064	(207)	(464)
Gain on sale of investment securities, net	—	345	556	687	(345)	(131)
Bank owned life insurance income	38	43	113	158	(5)	(45)
Income from the sale of mortgage loans	726	1,146	2,798	2,627	(420)	171
SBA premium income	269	126	762	318	143	444
Change in FDIC indemnification asset	(1,030)	(2,762)	6,298	(8,898)	1,732	15,196
Gain on disposition of covered assets	871	125	1,464	1,310	746	154
Other	261	294	942	949	(33)	(7)
Total noninterest income	$3,137	$1,358	$19,180	$3,643	$1,779	$15,537

The nine month change in electronic banking income was primarily attributable to a fee received from Visa during the first quarter of 2013 for its exclusive branding for the Company's debit and credit cards.

Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities. Management reviews the investment securities portfolio regularly for sales opportunities and expects additional sales in future periods.

Income from the sale of mortgage loans decreased for the three months ended September 30, 2013, compared to the same period a year ago, due to a decrease in sales volume of loans held for sale. For the three months ended September 30, 2013, proceeds from the sale of loans held for sale totaled $35.7 million, compared to $59.2 million for the three months ended September 30, 2012.

SBA premium income is the income the Company recognizes when it sells the guaranteed portion of each SBA loan to investors in the secondary market. For the three and nine months ended September 30, 2013, the Company sold total guaranteed portions of SBA loans in the amounts of $2.7 million and $7.1 million, compared to $894 thousand and $2.2 million for the same periods a year ago.

The change in FDIC indemnification asset for the nine months ended September 30, 2013 represents the accretion of income on the FDIC indemnification asset, compared to the amortization of expense for the nine months ended September 30, 2012. Based upon the collections made on the indemnification asset and the subsequent quarterly revaluations of the estimated remaining cash flows of covered loans, accretion was required to increase the asset in order to match the projected cashflows over the remaining term of the asset. For the nine months ended September 30, 2013, the Company recorded a $12.4 million impairment charge related to the credit deterioration in the covered loan portfolio. Related to the impairment charge, the Company also recorded an $9.9 million write up of the indemnification asset and a $626 thousand reversal of a portion of the FDIC clawback liability.

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

Noninterest Expense: The Company continues to focus on controlling noninterest expense and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Three Months Ended		Nine Months Ended		Three Month	Nine Month
	September 30,		September 30,		Change	Change
	2013	2012	2013	2012	2013 vs. 2012	2013 vs. 2012
Salaries and benefits	$7,396	$7,741	$22,253	$22,317	$(345)	$(64)
Occupancy and equipment	1,767	1,738	5,404	5,126	29	278
Office supplies and printing	349	378	1,139	1,216	(29)	(77)
Data processing	534	539	1,638	1,603	(5)	35
Consulting and professional fees	163	194	637	710	(31)	(73)
Intangible amortization	111	129	329	383	(18)	(54)
FDIC premiums	265	314	835	967	(49)	(132)
FDIC clawback liability adjustment	87	247	(176)	1,385	(160)	(1,561)
Non-covered OREO and repossession expenses, net	399	398	1,303	1,511	1	(208)
Covered OREO and repossession expenses, net	178	122	751	1,274	56	(523)
Other	1,823	1,863	5,752	5,935	(40)	(183)
Total noninterest expense	$13,072	$13,663	$39,865	$42,427	$(591)	$(2,562)

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

Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties. The expense on covered OREO is expected to continue to decline as the balance of covered OREO decreases and credit quality and economic conditions improve. At September 30, 2013, covered OREO totaled $4.1 million, down from $18.8 million at September 30, 2012.

Income Taxes: The Company’s consolidated effective tax rate for the three and nine months ended September 30, 2013, was 32.7% and 32.5%, compared to 33.7% and 31.8% for the same periods a year ago. The quarterly effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate for three and nine months ended September 30, 2012 reflects a benefit from the New Market Tax Credit Program. The tax benefits related to these credits were recognized in the same periods that the credits were recognized on the Company’s income tax returns and expired at the ended of 2012.

Financial Condition Overview

Total assets at September 30, 2013, were $1.65 billion, compared to $1.69 billion at December 31, 2012.  For the period, net covered loans decreased $57.7 million, investment securities increased $27.3 million and total non-covered loans, net of allowance for loan losses, increased $19.7 million.  Total shareholders’ equity was $181.8 million at September 30, 2013, compared to $182.6 million at December 31, 2012, a decrease of $826 thousand. The decrease in shareholders’ equity was primarily attributable to net income of $12.0 million reduced by an $7.5 million other comprehensive loss related to the investment securities portfolio and $6.0 million in cash dividends paid on common stock during the first nine months of 2013.

Investment Securities: The composition of the Company's investment portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. At September 30, 2013, total investment securities increased $27.3 million to $400.3 million, compared to $373.0 million at December 31, 2012. The increase was a result of the Company actively purchasing investment securities during the year as it continued to deploy funds generated through the resolution of acquired assets and the reinvestment of funds generated from maturities and principal payments of investment securities.

At September 30, 2013, net unrealized losses on investment securities totaled $4.3 million, compared to unrealized gains of $7.2 million at December 31, 2012. The increase in net unrealized losses for the period can be attributed to the increase in interest rates during the second quarter of 2013. At September 30, 2013, the Company's investment portfolio had a duration of 4.5 years.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	September 30, 2013	December 31, 2012
U.S. government agencies	$85,915	$88,586
Residential pass-through securities	168,819	168,423
State and political subdivisions	74,909	64,297
Corporate obligations	10,748	10,435
Agency-issued collateralized mortgage obligations	35,738	14,046
Asset-backed securities	22,234	25,188
Investments in mutual funds and other equity securities	1,913	1,993
Total investment securities available for sale	$400,276	$372,968

Non-Covered Loans: Non-covered loans, net of allowance for loan losses, totaled $855.7 million at September 30, 2013, compared to $836.0 million at December 31, 2012. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk due to loss and interest rate sensitivity. Active portfolio management has resulted in a diversified portfolio that is not heavily concentrated in any one industry or community.

The following table further details the major components of the non-covered loan portfolio:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Commercial	$173,003	19.9%	$162,481	19.1%
Real estate mortgages:
One-to-four family residential	40,026	4.6%	36,873	4.3%
Multi-family and commercial	446,568	51.3%	415,754	48.8%
Total real estate mortgages	486,594	55.9%	452,627	53.1%
Real estate construction:
One-to-four family residential	35,613	4.1%	46,472	5.5%
Multi-family and commercial	15,489	1.7%	34,926	4.1%
Total real estate construction	51,102	5.8%	81,398	9.6%
Consumer:
Indirect	78,781	9.0%	77,596	9.1%
Direct	81,453	9.4%	77,294	9.1%
Total consumer	160,234	18.4%	154,890	18.2%
Subtotal	870,933	100.0%	851,396	100.0%
Deferred loan costs, net	1,703		1,738
Allowance for loan losses	(16,942)		(17,147)
Total non-covered loans	$855,694		$835,987

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

Non-Covered Nonperforming Assets

The following table summarizes the Company’s non-covered, nonperforming assets at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013	December 31, 2012
Non-covered nonperforming loans	$9,907	$15,551
Non-covered other real estate owned	4,747	3,023
Total non-covered nonperforming assets	$14,654	$18,574
Restructured Loans (1)	$24,925	$26,303
Total non-covered impaired loans	$34,832	$41,854
Non-covered accruing loans past due 90 days or more	$—	$—
Non-covered potential problem loans (2)	$2,481	$2,601
Allowance for loan losses	$16,942	$17,147
Non-covered nonperforming loans to total gross non-covered loans	1.14%	1.82%
Allowance for loan losses to total gross non-covered loans	1.94%	2.01%
Allowance for loan losses to total non-covered nonperforming loans	171.00%	110.26%
Non-covered nonperforming assets to total assets	0.89%	1.10%

(1) Represents accruing restructured loans performing according to their restructured terms.
(2) Non-covered potential problem loans represent loans where known information about possible credit problems of borrowers causes management to have serious doubts about the ability of such borrowers to comply with the present loan repayment terms.

The following table summarizes the Company’s non-covered, nonperforming assets, by location, at September 30, 2013:

(dollars in thousands)	Island County	San Juan County	Skagit County	Snohomish County	Whatcom County	Total	Percent of total non-covered NPA by loan type
Commercial loans	$3	$139	$514	$1,309	$470	$2,435	16.62%
Real estate mortgage loans:
One-to-four family residential	47	—	146	—	325	518	3.53%
Multi-family and commercial	—	188	564	—	347	1,099	7.50%
Real estate construction loans:
One-to-four family residential	1,667	—	1,430	—	2,473	5,570	38.01%
Multi-family and commercial	—	—	—	—	—	—	—%
Consumer loans:
Direct	165	—	—	60	60	285	1.94%
Other Real Estate Owned	809	—	3,032	167	739	4,747	32.39%
Total	$2,691	$327	$5,686	$1,536	$4,414	$14,654	100.00%
Percent of total non-covered NPA by location	18.36%	2.23%	38.80%	10.49%	30.12%	100.00%

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

The following table summarizes the Company’s allocation of allowance for non-covered loan losses at September 30, 2013 and December 31, 2012:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,004	19.9%	$4,405	19.1%
Real estate mortgage	6,931	55.9%	6,516	53.1%
Real estate construction	3,079	5.8%	3,050	9.6%
Consumer	2,928	18.4%	3,176	18.2%
Total	$16,942	100.0%	$17,147	100.0%

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

The following table sets forth historical information regarding the Company's allowance for non-covered loan losses and net charge-offs for the three and nine months ended September 30, 2013 and 2012:

(dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$16,967	$17,565	$17,147	$18,032
Provision for non-covered loan losses	525	1,250	1,825	5,600
Charge-offs:
Commercial	(70)	(258)	(506)	(1,234)
Real estate mortgage	—	(655)	(194)	(3,220)
Real estate construction	—	(1,308)	(70)	(2,041)
Consumer:
Direct	(622)	(144)	(1,548)	(632)
Indirect	(78)	(134)	(412)	(560)
Total charge-offs	(770)	(2,499)	(2,730)	(7,687)
Recoveries:
Commercial	48	81	150	114
Real estate mortgage	70	68	142	112
Real estate construction	3	7	7	10
Consumer:
Direct	51	23	124	70
Indirect	48	75	277	319
Total recoveries	220	254	700	625
Net charge-offs	(550)	(2,245)	(2,030)	(7,062)
Balance at end of period	$16,942	$16,570	$16,942	$16,570

Deposits: Total deposits decreased $33.7 million for the period ended September 30, 2013, compared to December 31, 2012.

The following table further details the major components of the Company’s deposit portfolio:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total	Change
Noninterest-bearing demand	$269,211	18.8%	$261,310	17.9%	$7,901
NOW accounts	361,241	25.3%	345,599	23.6%	15,642
Money market	295,147	20.7%	295,441	20.2%	(294)
Savings	122,663	8.6%	112,725	7.7%	9,938
Time deposits	381,017	26.6%	447,898	30.6%	(66,881)
Total deposits	$1,429,279	100.0%	$1,462,973	100.0%	$(33,694)

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	September 30, 2013		December 31, 2012
	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	96.7%	14,704	53.9%
CDARS deposits	499	3.3%	12,579	46.1%
Total wholesale deposits	$15,203	100.0%	$27,283	100.0%
Wholesale deposits to total deposits	1.1%		1.9%

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

Borrowings: At September 30, 2013 and December 31, 2012, borrowings totaled $25.8 million. The Company’s sources of funds consist of borrowings from correspondent banks, the FHLB, the FRB and junior subordinated debentures.

•
Federal Funds Purchased: The Company can use lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at September 30, 2013.  Available borrowings under these lines of credit totaled $45.0 million at September 30, 2013.

•
FHLB Overnight Borrowings:  The Company can use advances from the FHLB to supplement funding needs. The FHLB provides credit for member financial institutions in the form of overnight borrowings, short term and long term advances. As a member, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances on the pledge of certain of its mortgage loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met. At September 30, 2013, the Company had no outstanding overnight borrowings, with an unused line of credit of $186.2 million, subject to certain collateral and stock requirements.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at September 30, 2013, with an unused line of credit of $17.6 million.

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

Capital

Shareholders’ Equity: Shareholders’ equity decreased $826 thousand to $181.8 million at September 30, 2013, from $182.6 million at December 31, 2012. The decrease in shareholders’ equity was primarily attributable to net income of $12.0 million reduced by an $7.5 million other comprehensive loss related to the investment securities portfolio and $6.0 million in cash dividends paid on common stock during the first nine months of 2013.

On October 23, 2013, the Company announced that its Board of Directors declared a cash dividend of $0.145 per share to shareholders of record as of November 4, 2013, payable on November 19, 2013.  Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation. There is no assurance that future cash dividends will be declared or increased.

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

The FDIC established the qualifications necessary to be classified as a “well-capitalized” bank, primarily for assignment of FDIC insurance premium rates.  As the following table indicates, the Company and Bank qualified as “well-capitalized” at September 30, 2013 and December 31, 2012:

	Regulatory Requirements		Actual Ratios
	Adequately-capitalized	Well-capitalized	September 30, 2013	December 31, 2012
Total risk-based capital ratio
Company (consolidated)	8.00%	10.00%	19.82%	19.39%
Whidbey Island Bank	8.00%	10.00%	19.26%	18.77%
Tier 1 risk-based capital ratio
Company (consolidated)	4.00%	6.00%	18.55%	18.13%
Whidbey Island Bank	4.00%	6.00%	17.99%	17.51%
Tier 1 leverage ratio
Company (consolidated)	4.00%	5.00%	12.56%	11.78%
Whidbey Island Bank	4.00%	5.00%	12.17%	11.36%

There can be no assurance that additional capital will not be required in the future due to greater-than-expected growth, unforeseen expenses or revenue shortfalls.

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the FRB.   The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us. Based on a preliminary analysis of the new rules, management believes that it would be fully compliant with the revised standards as of September 30, 2013 if they were effective on that date.

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

Consolidated Cash Flows: As disclosed in the Condensed Consolidated Statements of Cash Flows, net cash provided by operating activities was $47.3 million for the nine months ended September 30, 2013, and primarily consisted of net income and the sale of loans held for sale.  For the same period, net cash used in investing activities was $3.7 million.  Purchases of available for sale investment securities accounted for $97.8 million, which was partially offset by $57.2 million in maturities, calls and principal payments of investment securities and mortgage-backed securities, $19.1 million in net decreases in non-covered and covered loans and $16.5 million in proceeds from the sale of covered other real estate owned. Net cash used in financing activities was $39.7 million for the nine months ended September 30, 2013, and primarily consisted of the net decrease in deposits of $33.7 million and the $6.0 million payment of cash dividends on common stock.

Capital Resources:

Off-Balance Sheet Items: The Company is a party to financial instruments with off-balance sheet risk.  Among the off-balance sheet items entered into in the ordinary course of business are commitments to extend credit and the issuance of letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the balance sheet.  Certain commitments are collateralized. At September 30, 2013 and December 31, 2012, the Company’s commitments under letters of credit and financial guarantees amounted to $1.6 million and $1.1 million, respectively. Since many of the commitments are expected to expire without being drawn upon, these total commitment amounts do not necessarily represent future cash requirements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2013, based on the measures used to monitor and manage interest rate risk, there has not been a material change in the Company's interest rate risk since December 31, 2012.  Should rates increase, the Company may, or may not be positively impacted due to its current slightly liability sensitive position.  For additional information, refer to the Company's Form 10-K for year ended December 31, 2012 filed with the SEC.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is involved in legal proceedings from time to time in the regular course of business. At this time, based on information currently available, we believe that the eventual outcome of such pending litigation will not have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.  These factors could materially and adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report. The following risk factors supplement the risk factors in our 2012 Form 10-K.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.
Before the proposed merger with Heritage and the bank merger may be completed, Heritage and the Company must obtain approvals from the Federal Reserve Board, the FDIC, and the Director of the Washington Department of Financial Institutions. Other approvals, waivers or consents from regulators may also be required. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay receipt of required approvals. Regulators may impose conditions on the completion of the proposed merger with Heritage or the related bank merger, which could have the effect of delaying or preventing completion of the proposed merger.
Combining the two companies may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the merger may not be realized.
The Company and Heritage have operated and, until the completion of the proposed merger, will continue to operate, independently. The success of the proposed merger, including anticipated benefits and cost savings, will depend, in part, on the combined company’s ability to successfully combine and integrate the businesses of the two companies and their subsidiary banks in a manner that permits growth opportunities and does not materially disrupt existing customer relations. It is possible that the integration process could result in the loss of key employees, the disruption of either company’s ongoing businesses and the combined company’s ability to maintain relationships with clients, customers, depositors and employees. The loss of key employees could adversely affect our ability to successfully conduct our business, which could have an adverse effect on our financial results and the value of our common stock. If we experience difficulties with the integration process, the anticipated benefits of the merger may not be realized fully or at all, or may take longer to realize than expected. Integration efforts between the two companies will also divert management attention and resources. In addition, the actual cost savings of the proposed merger could be less than anticipated.
Termination of the merger agreement could negatively impact the Company.
If the merger agreement is terminated, there may be various negative consequences to the Company. We may be adversely impacted by the failure to pursue other opportunities due management’s focus on the proposed merger with Heritage. We have devoted significant internal resources to the proposed merger, which would be lost if the merger is not completed. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay to Heritage a termination fee of $7.9 million.
The Company and the bank will be subject to uncertainties and contractual restrictions while the proposed merger with Heritage is pending.
We may have difficulty attracting, retaining and motivating key personnel until the proposed merger is company, which could cause customers to seek to change their banking relationship with us. Some of our employees may experience uncertainty about their future roles with the combined company following the proposed merger with Heritage. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing of the proposed merger with Heritage.

If the proposed merger with Heritage is not completed, we will have incurred substantial expenses.
We have incurred and will continue to incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement with Heritage. If the proposed merger with Heritage is not completed, we would have to recognize these expenses without realizing any expected benefits of the proposed merger.
The merger agreement limits the Company’s ability to pursue acquisition proposals and requires us to pay a termination fee under limited circumstances.

The merger agreement prohibits the Company from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third‑party acquisition proposals. The merger agreement also provides that the Company must pay a $7.9 million termination fee in the event that the merger agreement is terminated under certain circumstances. These provisions might discourage a potential competing acquirer with an interest in acquiring all or a significant part of the company from considering or proposing such an acquisition.

The Company’s shareholders may not approve the proposed merger with Heritage.

The Company’s shareholders will be asked to approve the proposed merger with Heritage and if we fail to obtain two-thirds shareholder approval of the proposal, the merger agreement may be terminated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) – (c) None

Item 3. Defaults Upon Senior Securities

(a) – (b) None

Item 4. Mine Safety Disclosures

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

2.1
Agreement and Plan of Merger between Washington Banking Company and Heritage Financial Corporation dated October 23, 2013 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed October 25, 2013)

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

WASHINGTON BANKING COMPANY

Date:	November 7, 2013	By: /s/ John L. Wagner
President and Chief Executive Officer
(Principal Executive Officer)

Date:	November 7, 2013	By: /s/ Richard A. Shields
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)