Form 10-K
period 2013-12-31
WASHINGTON BANKING CO
filed 2014-03-14
CIK 1058690

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or l5(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
Securities Registered Pursuant to Section 12(b) of the Act: None
Securities Registered Pursuant to Section 12(g) of the the Act: Common Stock, No Par Value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]   No [X]

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

Indicate by check mark if the registrant is a shell company as defined in Rule 12b-2 under the Securities Exchange Act of 1934, as amended.  Yes [   ]  No [ X ]

The aggregate, market value of Common Stock held by non-affiliates of registrant at June 30, 2013 was approximately $216,517,000 based upon the closing price of the registrant’s common stock as quoted on NASDAQ on June 28, 2013 of $14.20.

The number of shares of the issuer’s Common Stock outstanding at March 7, 2014 was 15,587,041

Note Regarding Forward-Looking Statements: This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements describe Washington Banking Company’s (the “Company”) management’s expectations regarding future events and developments such as the proposed strategic merger with Heritage, future operating results, growth in loans and deposits, the FDIC indemnification asset and covered loans, credit quality and adequacy of the allowance for loan losses, and continued success of the Company’s business plan.  Readers should not place undue reliance on forward-looking statements, which reflect management’s views only as of the date hereof. The words “will,” “believe,” “expect,” “should,” “anticipate” and words of similar meaning are intended in part to help identify forward-looking statements.  Future events are difficult to predict, and the expectations described below are necessarily subject to risk and uncertainty that may cause actual results to differ materially.  In addition to discussions about risks and uncertainties set forth from time to time in the Company’s filings with the Securities and Exchange Commission (the “SEC”), factors that may cause actual results to differ materially from those contemplated in such forward-looking statements include, among others: (1) local and national economic conditions; (2) changes in interest rates and their impact on net interest margin; (3) competition among financial institutions; (4) legislation or regulatory requirements; (5) the ability to realize efficiencies expected from investment in personnel and infrastructure; (6) the possibility that the proposed merger with Heritage does not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received or satisfied; (7) the effect on the trading price of our stock if the proposed merger with Heritage is not completed;  (8) benefits from the proposed merger with Heritage may not be fully realized or may take longer to realize than expected; (9) the integration of the Company’s and Heritage’s business may take longer to accomplish than expected; (10) the anticipated growth opportunities and cost savings from the proposed merger with Heritage may not be fully realized by the combined company or may take longer to realize than expected; (11) operating costs, customer and employee losses and business disruption related to the proposed merger may be greater than expected; and (12) management time and effort will be diverted to completion of the proposed merger and merger-related matters. However, the reader should be aware that these factors are not an exhaustive list, and it should not be assumed that these are the only factors that may cause actual results to differ from expectations.  In addition, the reader should note that the Company does not intend to update any of the forward-looking statements or the uncertainties that may adversely impact those statements.

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

At December 31, 2013, the Company had total assets of $1.7 billion, total deposits of $1.5 billion and shareholders’ equity of $179.9 million.  A more thorough discussion of the Company’s financial performance appears in Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Proposed Merger

On October 23, 2013, the Company and Heritage Financial Corporation jointly announced the signing of a definitive agreement under which the Company and Heritage will enter into a strategic merger to create one of the premier community banking franchises in Western Washington and the Pacific Northwest. Under the merger agreement, Washington Banking will merge with and into Heritage, with Heritage as the surviving corporation.

Growth Strategy

The Company’s strategy is one of value-added growth.  Management believes that qualitative and sustainable growth of the Company, coupled with maintaining profitability, will provide good value to shareholders.  Prior to 2010, the Company’s growth had been primarily achieved organically.  The Company attributes its reputation for focusing on customer service and satisfaction as one of the cornerstones to the Company’s success.  The Company’s primary objectives are to improve profitability and operating efficiencies, increase market penetration in areas currently served and to continue an expansion strategy in appropriate market areas.

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

Employees

The Company had 464 full time equivalent employees at December 31, 2013.  None of the Company’s employees are covered by a collective bargaining agreement or represented by a collective bargaining group.  Management considers its relations with employees to be good.

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

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates. At least semi-annually, the FDIC will update its loss and income projections for the DIF and, if needed, increase or decrease assessment rates.

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

In November 2008, the FDIC approved the final rule establishing the Transaction Account Guarantee Program (“TAGP”) as part of the Temporary Liquidity Guarantee Program (“TLGP”), which included provisions that all noninterest bearing transaction accounts became fully guaranteed by the FDIC for the entire amount in the account. This unlimited coverage also extended to NOW accounts (interest bearing deposit accounts) earning an interest rate no greater than 0.50% (subsequently reduced to 0.25%) and all IOLTAs (lawyers’ trust accounts). The TAGP expired as of December 31, 2012 and the FDIC no longer provides separate, unlimited deposit insurance under that program.

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

Capital Adequacy.  The Company and the Bank are subject to risk-based capital and leverage guidelines issued by federal banking agencies for banks and bank holding companies.  These agencies are required by law to take specific prompt corrective actions with respect to institutions that do not meet minimum capital standards. As of December 31, 2013, the Company and the Bank exceeded the minimum capital standards. Broad regulatory authority is given to the FDIC if capital levels drop below minimum standards including restrictions on growth, acquisition, branching and new lines of business as well as interest rate restrictions on deposit gathering activities.

Dividends.  The Bank is subject to restrictions on the payment of cash dividends to the Company.  The principal source of the Company’s cash flow is dividends received from the Bank.  Regulatory authorities may prohibit banks and bank holding companies from paying dividends which would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet the “adequately capitalized” level in accordance with regulatory capital requirements.  Also, the payment of cash dividends by the Bank must satisfy a net profits test and an undivided profits test or the Bank must obtain prior approval of its regulators before such dividend is paid.  The net profits test limits the dividend declared in any calendar year to the net profits of the current year plus retained net income of the preceding two years.  The undivided profits test limits the dividends declared to the undivided profits on hand after deducting bad debts in excess of the allowance for loan and lease losses.  Washington law also provides that no cash dividend may be paid if, after giving effect to the dividend, (1) a corporation would not be able to pay its debts as they become due in the usual course of business, or (2) a corporation’s total assets would be less than the sum of its total liabilities.

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

Federal Securities Laws; Sarbanes-Oxley Act of 2002; and NASDAQ Listing Standards.  The Company is also subject to the periodic reporting, information disclosure, proxy solicitation, insider trading restrictions and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as well as provisions of the Sarbanes-Oxley Act of 2002.

The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and regulation of the relationship between a Board of Directors and management and between a Board of Directors and its committees.

Key components of the Sarbanes-Oxley Act include:

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

The SEC has adopted regulations to implement various provisions of the Sarbanes-Oxley Act, including disclosures in periodic filings pursuant to the Exchange Act. Also, in response to the Sarbanes-Oxley Act, NASDAQ adopted new corporate governance standards for listed companies.  The Company must comply with NASDAQ listing standards, which primarily relate to corporate governance matters, to remain a listed company.

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

New Capital Rules. In connection with the enactment of the Dodd-Frank Act, in June 2012, the Federal Reserve, FDIC and the Office of the Comptroller of the Currency approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. On July 2, 2013, federal banking regulators approved final rules that revise the regulatory capital rules to incorporate certain revisions by the Basel Committee on Banking Supervision to the Basel capital framework ("Basel III").

The new rules include new minimum risk-based capital and leverage ratios, which will be phased in beginning in January 2016, and refine the definitions of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to the Company and the Bank under the proposals will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The new rules will also establish a “capital conservation buffer” of 2.5% above each of the new regulatory minimum capital ratios, which will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5% and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The new rules also implement other revisions to the current capital rules, such as recognition of all unrealized gains and losses on available-for-sale debt and equity securities, and provide that instruments that will no longer qualify as capital would be phased out over time.

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

Approximately 82% of the Company’s non-covered loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, the Company has experienced higher levels of net charge-offs and allowances for loan losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would result in additional net charge-offs and provision for loan losses, which could have a material adverse effect on the Company’s business, financial condition and results of operations and prospects.

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

Our growth strategy may require additional capital.  Also, continued elevated levels of nonperforming assets or higher regulatory capital requirements could require us to sell shares of our common stock.  Shares of the Company’s common stock eligible for future sale, including those that may be issued in connection with the Company’s various stock option and equity compensation plans, in possible acquisitions, and any other offering of Company’s common stock for cash, could have a dilutive effect on the market for Company’s common stock and could adversely affect its market price. There are 35,000,000 shares of Company’s common stock authorized, of which 15,538,969 shares were outstanding at December 31, 2013.

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

A part of our growth strategy is to pursue failing banks that the FDIC plans to place in receivership. The FDIC may not place banks that meet our strategic objectives into receivership. The number of troubled institutions has decreased significantly since we acquired the assets of City Bank and North County Bank in 2010 and we anticipate very limited opportunities to grow through such acquisitions. Failed bank transactions are attractive opportunities because of loss-sharing arrangements with the FDIC and our ability to determine the non-deposit liabilities that the Company assumes. The bidding process for failing banks could become very competitive and the FDIC does not provide information about bids until after the failing bank has been closed. The Company  may not be able to match or beat the bids of other acquirers unless it bid aggressively by increasing the premium paid on assumed deposits or reducing the discount bid on assets purchased, which could make the acquisition less attractive to us.

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

Risks related to Proposed Merger

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

The Company’s shareholders will be asked to approve the proposed merger with Heritage and if we fail to obtain two-thirds shareholder approval of the proposal, the merger agreement may be terminated. The merger is subject to satisfaction of additional customary closing conditions and if we cannot satisfy such conditions, the merger agreement may also be terminated. If the merger agreement is terminated, there may be various negative consequences to the Company. We may be adversely impacted by the failure to pursue other opportunities due to management’s focus on the proposed merger with Heritage. We have devoted significant internal resources to the proposed merger, which would be lost if the merger is not completed. Additionally, if the merger agreement is terminated, the market price of the Company’s common stock could decline to the extent that the current market prices reflect a market assumption that the merger will be completed. If the merger agreement is terminated under certain circumstances, the Company may be required to pay to Heritage a termination fee of $7.9 million.

The Company and the Bank will be subject to uncertainties and contractual restrictions while the proposed merger with Heritage is pending.

We may have difficulty attracting, retaining and motivating key personnel until the proposed merger is complete, which could cause customers to seek to change their banking relationship with us. Some of our employees may experience uncertainty about their future roles with the combined company following the proposed merger with Heritage. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the Company, our business could be harmed. In addition, subject to certain exceptions, we have agreed to operate our business in the ordinary course prior to closing of the proposed merger with Heritage.

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

The merger agreement prohibits the Company from soliciting, initiating, knowingly encouraging or knowingly facilitating certain third‑-party acquisition proposals. The merger agreement also provides that the Company must pay a $7.9 million termination fee in the event that the merger agreement is terminated under certain circumstances. These provisions might discourage a potential competing acquirer with an interest in acquiring all or a significant part of the company from considering or proposing such an acquisition.

Item 1B. Unresolved Staff Comments

The Company has no unresolved staff comments from the Securities and Exchange Commission.

Item 2. Properties

The headquarters of the Company are located at 450 Southwest Bayshore Drive in Oak Harbor, WA in a building that is owned by the Company on leased land.  The building also houses the Bank’s Oak Harbor branch.    At December 31, 2013, the Bank conducted business at 31 branch locations, 19 of which are owned by the Bank, including the main office in Coupeville, WA, and 12 are leased under various agreements. The Bank’s branches are located in northwest Washington State in the following counties: Island, King, San Juan, Skagit, Snohomish and Whatcom. The Company owns two properties which are used for administrative purposes. The Company leases an additional administrative building.

Item 3. Legal Proceedings

The Company and its directors are named as defendants in two lawsuits pending in the Superior Court for the State of Washington in King County, Washington, which have been consolidated under the caption In Re Washington Banking Company Shareholder Litigation, Lead Case No. 13-2-38689-5 SEA. The consolidated litigation generally alleges that the Company’s directors breached their fiduciary duties to the Company and its shareholders by agreeing to the proposed merger at an unfair price and without an adequate sales process, because they have interests in the merger different from shareholders and by agreeing to deal protection provisions in the merger agreement that are alleged to prevent bids by third parties. The consolidated litigation also alleges that the disclosures in connection with the merger are misleading in various respects. The consolidated litigation seeks, among other things, an order enjoining the defendants from consummating the proposed merger with Heritage Financial Corporation, as well as attorneys’ and experts’ fees and certain other damages. The Company and its directors believe the claims and allegations lack merit. The Company and its directors filed motions to dismiss the claims against them.

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

The Company is aware that blocks of its stock are held in street name by brokerage firms. As a result, the number of shareholders of record does not include the actual number of beneficial owners of the Company’s stock.  As of March 7, 2014, the Company’s common stock was held of record by approximately 424 shareholders, a number which does not include beneficial owners who hold shares in “street name.”

The following are the high and low sales prices for the Company’s stock as reported by Nasdaq and the quarterly cash dividends paid by the Company to its shareholders on a per share basis during 2013 and 2012:

	2013			2012
	High	Low	Dividend	High	Low	Dividend
First quarter	$14.25	$13.49	$0.150	$14.48	$11.74	$0.120
Second quarter	14.25	12.52	0.150	14.47	12.85	0.140
Third quarter	15.65	13.55	0.090	15.03	13.19	0.090
Fourth quarter	18.24	13.84	0.145	14.55	13.00	0.150

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

Equity Compensation Plan Information

The following table sets forth information about equity compensation plans that provide for the award of securities or the grant of options to purchase securities to employees and directors of the Company, its subsidiaries and its predecessors by merger that were in effect at December 31, 2013.

	Equity Compensation Plan Information
	(A)		(B)	(C)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (A)
Equity compensation plans approved by security holders
2005 stock incentive plan(1)	222,676	(3)	$4.92	361,219
Equity compensation plans not approved by security holder	—		—	—
Total	222,676		$4.92	361,219

(1)	The 2005 plan is currently the only stock award plan available for new grants.

(2)	Weighted average exercise price is based solely on securities with an exercise price.

(3)
Includes 95,367 outstanding stock options and 127,309 restricted stock units (each unit represents one share), which are subject to issuance upon vesting of the awards. Of the 127,309 RSU awards outstanding at 12/31/13, 57,631 are scheduled to vest during 2014.

Sales of Unregistered Securities

The Company had no sales of unregistered securities during the fourth quarter of 2013.

Purchases of Equity Securities

The Company had no purchases of its equity securities during the fourth quarter of 2013.

Five-Year Stock Performance Graph

The following chart, which is furnished not filed, compares the yearly percentage change in the cumulative shareholder return on the Company’s common stock during the five years ended December 31, 2013, with (1) the Total Return for the NASDAQ Stock Market Index (which is a broad nationally recognized index of stock performance by companies traded on the NASDAQ Market System and the NASDAQ Small Cap Market) (2) the Total Return Index for SNL Bank NASDAQ (comprised of banks listed on the NASDAQ National Market System) and (3) Total Return for SNL Bank $1 Billion to $5 Billion Bank Index (comprised of publicly-traded banks located in the U.S. with total assets between $1 billion and $5 billion).

The graph assumes $100 was invested on December 31, 2008, in the Company’s common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends.

	Period Ending
Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Washington Banking Company	$100.00	$140.15	$162.59	$14,347.00	$170.11	$229.70
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Bank NASDAQ	100.00	81.12	95.71	84.92	101.22	145.48
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

Source : SNL Financial LC, Charlottesville, VA © 2014
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

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009
Operating data:
Total interest income	$75,359	$89,710	$89,707	$75,949	$54,392
Total interest expense	5,420	7,113	9,981	11,830	14,019
Net interest income	69,939	82,597	79,726	64,119	40,373
Provision for loan losses	14,615	9,744	10,050	13,486	10,200
Net interest income after provision	55,324	72,853	69,676	50,633	30,173
Service charges on deposits	3,401	3,560	3,818	3,346	3,426
Other noninterest income	18,944	4,686	5,394	30,185	4,235
Total noninterest income	22,345	8,246	9,212	33,531	7,661
Noninterest expense	56,301	56,399	55,825	46,797	28,734
Income before income taxes	21,368	24,700	23,063	37,367	9,100
Provision for income taxes	6,872	7,856	7,111	11,797	2,886
Net income before preferred dividends	14,496	16,844	15,952	25,570	6,214
Preferred dividends	—	—	1,084	1,659	1,600
Net income available to common shareholders	$14,496	$16,844	$14,868	$23,911	$4,614
Average number of shares outstanding, basic	15,495,000	15,422,000	15,329,000	15,307,000	10,011,000
Average number of shares outstanding, diluted	15,551,000	15,455,000	15,393,000	15,465,000	10,079,000
Per share data:
Net income per common share, basic	$0.94	$1.09	$0.97	$1.56	$0.46
Net income per common share, diluted	0.93	1.09	0.97	1.55	0.46
Tangible book value per common share	11.22	11.41	10.67	9.76	8.79
Dividends per common share	0.54	0.50	0.20	0.14	0.18
Balance sheet data:
Total assets	$1,683,988	$1,687,677	$1,670,682	$1,704,939	$1,045,871
Non-covered loans	888,686	853,134	812,830	834,293	813,852
Covered loans	151,955	217,339	269,081	366,153	—
Allowance for loan losses, non-covered loans	17,093	17,147	18,032	18,812	16,212
Allowance for loan losses, covered loans	14,622	3,252	870	1,336	—
Non-covered OREO	3,067	3,023	1,976	4,122	4,549
Covered OREO	5,980	13,460	26,622	29,766	—
Deposits	1,467,492	1,462,973	1,466,344	1,492,220	846,671
Other borrowed funds	—	—	—	—	10,000
Junior subordinated debentures	25,774	25,774	25,774	25,774	25,774
Preferred securities	—	—	—	25,334	24,995
Total shareholders' equity	179,930	182,624	170,820	182,098	159,521

(dollars in thousands, except per share amounts)	As of or for the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected performance ratios:
Return on average assets	0.88%	1.01%	0.95%	1.72%	0.66%
Return on average common equity	7.99%	9.56%	9.17%	16.87%	7.11%
Net interest margin (fully tax-equivalent)	4.65%	5.54%	5.47%	4.90%	4.63%
Net interest spread	4.56%	5.45%	5.39%	4.76%	4.28%
Noninterest expense to average assets	3.41%	3.37%	3.32%	3.16%	3.05%
Efficiency ratio (fully tax-equivalent)	60.43%	61.31%	62.06%	47.48%	59.01%
Dividend payout ratio	57.25%	45.81%	20.63%	8.64%	37.23%
Asset quality ratios:
Nonperforming non-covered loans to
period end non-covered loans	0.95%	1.82%	2.72%	3.10%	0.42%
Allowance for loan losses, non-covered
loans to period end non-covered loans	1.92%	2.01%	2.22%	2.25%	1.99%
Allowance for loan losses, covered loans
to period end covered loans	9.62%	1.50%	0.32%	0.36%	—
Allowance for loan losses, non-covered
loans to nonperforming non-covered loans	203.27%	110.26%	81.59%	72.79%	477.53%
Nonperforming non-covered assets to
total assets	0.68%	1.10%	1.44%	1.76%	0.76%
Net loan charge-offs to average non-covered
loans outstanding	0.22%	0.97%	1.37%	1.15%	0.76%
Total risk-based capital	19.76%	19.39%	19.73%	20.96%	22.15%
Tier 1 risk-based capital	18.49%	18.13%	18.47%	19.70%	20.89%
Leverage ratio	12.41%	11.78%	11.16%	11.42%	18.73%
Average equity to average assets	11.01%	10.54%	9.64%	11.26%	11.86%
Other data:
Number of banking offices	31	31	30	30	18
Number of full time equivalent employees	464	467	450	448	281

Summary of Quarterly Financial Information

See Item 8- Financial Statements and Supplementary Data, Note (24) Selected Quarterly Financial Data (Unaudited) in the consolidated financial statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 8- Financial Statements and Supplementary Data.

Executive Overview

Significant items for the year ended December 31, 2013 were as follows:

•	Net income available to common shareholders per diluted share was $0.93 for the year ended December 31, 2013, compared to $1.09 for the year ended December 31, 2012.

•	Net interest margin, on a tax equivalent basis, was 4.65% for the year ended December 31, 2013, compared to 5.54% a year ago.

•	Non-covered loans, net of allowance for loan losses, totaled $871.6 million at December 31, 2013, compared to $836.0 million at December 31, 2012.

•	Nonperforming non-covered assets to total assets improved to 0.68% at December 31, 2013, compared to 1.10% at December 31, 2012.

•	Continued progress in resolving acquired loans which declined to $137.3 million at December 31, 2013, compared to $214.1 million a year ago.

•
Total risk-based capital for the Company was 19.76% at December 31, 2013, compared to 19.39% at December 31, 2012.  The FDIC requires a minimum total risk-based capital ratio of 10% to be considered “well-capitalized.”

•	Tangible book value per common share totaled $11.22 at December 31, 2013, compared to $11.41 at December 31, 2012.

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

Results of Operations Overview

For year ended December 31, 2013, net income available to common shareholders totaled $14.5 million, or $0.93 per diluted common share, compared to net income available to common shareholders of $16.8 million, or $1.09 per diluted common share, for the year ended December 31, 2012, and $14.9 million, or $0.97 per diluted common share, for the year ended December 31, 2011.

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

The following table provides the reconciliation of the Company's GAAP earnings to operating earnings (non-GAAP) for the periods presented:

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
GAAP earnings available to common shareholders	$14,496	$16,844	$14,868
Provision for income tax	6,872	7,856	7,111
GAAP earnings available to common shareholders
before provision for income tax	21,368	24,700	21,979
Adjustments to GAAP earnings available to common shareholders:
Merger related expenses	652	—	324
Accelerated accretion of remaining preferred stock discount	—	—	1,046
Operating earnings before tax	22,020	24,700	23,349
Provision for income tax	7,100	7,856	7,224
Net operating earnings	$14,920	$16,844	$16,125
Diluted GAAP earnings per common share	$0.93	$1.09	0.97
Diluted operating earnings per common share	$0.96	$1.09	1.05

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

The following table provides the reconciliation of the Company's net interest income (GAAP) to a fully tax-equivalent net interest income (non-GAAP) and net interest margin (GAAP) to a fully tax-equivalent net interest margin (non-GAAP) for the periods presented:

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
GAAP net interest income	$69,939	$82,597	$79,726
Tax-equivalent adjustment	881	1,144	1,021
Tax-equivalent net interest income	$70,820	$83,741	$80,747
Average interest earning assets	$1,522,068	$1,510,471	$1,475,834
Net interest margin	4.59%	5.47%	5.40%
Tax-equivalent net interest margin	4.65%	5.54%	5.47%

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

The following table provides the reconciliation of the Company's shareholders' equity (GAAP) to tangible common equity (non-GAAP) and total assets (GAAP) to tangible assets (non-GAAP) for the periods presented:

(dollars in thousands)	December 31, 2013	December 31, 2012
Total shareholders' equity	$179,930	$182,624
Adjustments to shareholders' equity
Goodwill and other intangible assets, net	(5,588)	(6,027)
Tangible common equity	$174,342	$176,597
Total assets	$1,683,988	$1,687,677
Adjustments to total assets
Goodwill and other intangible assets, net	(5,588)	(6,027)
Total tangible assets	$1,678,400	$1,681,650
Common shares outstanding at end of period	15,538,969	15,483,598
Tangible common equity ratio	10.39%	10.50%
Tangible book value per common share	$11.22	$11.41

Net Interest Income: One of the Company’s key sources of earnings is net interest income. To make it easier to compare results among several periods and the yields on various types of earning assets (some of which are taxable and others which are not), net interest income is presented in this discussion on a “taxable-equivalent basis” (i.e., as if it were all taxable at the same rate).  There are several factors that affect net interest income including:

•	The volume, pricing, mix and maturity of interest-earning assets and interest-bearing liabilities;

•	The volume of free funds (consisting of noninterest-bearing deposits and other liabilities and shareholders’ equity);

•	The volume of noninterest-earning assets;

•	Market interest rate fluctuations; and

•	Asset quality.

The following tables set forth various components of the balance sheet that affect interest income and expense and their respective yields or rates:

(dollars in thousands)	For the Year Ended December 31,
	2013			2012			2011
		Interest			Interest			Interest
	Average	earned/	Average	Average	earned/	Average	Average	earned/	Average
	balance	paid	yield/rate	balance	paid	yield/rate	balance	paid	yield/rate
Assets
Non-covered loans (1)(2)	$864,049	$44,234	5.12%	$831,179	$47,061	5.66%	$831,997	$50,313	6.05%
Covered loans	176,611	23,710	13.43%	242,552	36,418	15.01%	307,836	34,819	11.31%
Federal funds sold	—	—	—%	8	—	—%	519	1	0.20%
Interest-bearing deposits	80,554	206	0.26%	98,169	251	0.26%	101,683	258	0.25%
Investments:
Taxable	328,911	5,720	1.74%	291,836	5,333	1.83%	205,426	3,967	1.93%
Non-taxable (2)	71,943	2,370	3.29%	46,727	1,791	3.83%	28,373	1,370	4.83%
Interest-earning assets	1,522,068	76,240	5.01%	1,510,471	90,854	6.02%	1,475,834	90,728	6.15%
Noninterest-earning assets	126,692			161,432			205,420
Total assets	$1,648,760			$1,671,903			$1,681,254
Liabilities and shareholders' equity
Deposits:
NOW accounts and MMA	$647,965	$1,052	0.16%	$611,477	$1,352	0.22%	$581,189	$2,394	0.41%
Savings	119,518	60	0.05%	105,085	105	0.10%	96,892	199	0.21%
Time deposits	403,478	3,830	0.95%	497,812	5,124	1.03%	606,771	6,899	1.14%
Total interest-bearing deposits	1,170,961	4,942	0.42%	1,214,374	6,581	0.54%	1,284,852	9,492	0.74%
Federal funds purchased	11	—		61	—	—%	3	—	—%
Junior subordinated debentures	25,774	478	1.85%	25,774	532	2.06%	25,774	489	1.90%
Total interest-bearing liabilities	1,196,746	5,420	0.45%	1,240,209	7,113	0.57%	1,310,629	9,981	0.76%
Noninterest-bearing deposits	257,314			243,522			202,297
Other liabilities	13,240			12,035			6,263
Total liabilities	1,467,300			1,495,766			1,519,189
Total shareholders' equity	181,460			176,137			162,065
Total liabilities and
shareholders' equity	$1,648,760			$1,671,903			$1,681,254
Net interest income/spread		$70,820	4.56%		$83,741	5.45%		$80,747	5.39%
Credit for interest-bearing funds			0.09%			0.09%			0.08%
Net interest margin (2)			4.65%			5.54%			5.47%

(1) Average balance includes nonaccrual loans.
(2) Interest income on non-taxable investments and loans is presented on a taxable-equivalent basis using the federal statutory rate of 35%. These adjustments totaled $881 thousand, $1.1 million and $1.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Taxable-equivalent is a non-GAAP performance measurement that management believes provides investors with a more accurate picture of the net interest margin and efficiency ratio for comparative purposes.

The following table details the effects of changes in rates and volume on interest income and expense for the periods indicated:

(dollars in thousands)	2013 compared to 2012			2012 compared to 2011
	Increase (decrease) in interest income and expense due to changes in (2)			Increase (decrease) in interest income and expense due to changes in (2)
	Volume	Rate	Total	Volume	Rate	Total
Assets
Non-covered loans (1)(3)	$1,987	$(4,814)	$(2,827)	$(48)	$(3,204)	$(3,252)
Covered loans	(9,146)	(3,562)	(12,708)	(2,940)	4,539	1,599
Federal funds sold	—	—	—	(1)	—	(1)
Interest-bearing deposits	(45)	—	(45)	(9)	2	(7)
Investments: (1)
Taxable	625	(238)	387	1,566	(200)	1,366
Non-taxable	783	(204)	579	618	(197)	421
Interest-earning assets	$(5,796)	$(8,818)	$(14,614)	$(814)	$940	$126
Liabilities
Deposits:
NOW accounts and money market	$77	$(377)	$(300)	$119	$(1,161)	$(1,042)
Savings	13	(58)	(45)	16	(110)	(94)
Time deposits	(917)	(377)	(1,294)	(1,162)	(613)	(1,775)
Total interest-bearing deposits	(827)	(812)	(1,639)	(1,027)	(1,884)	(2,911)
Junior subordinated debentures	—	(54)	(54)	—	43	43
Total interest-bearing liabilities	$(827)	$(866)	$(1,693)	$(1,027)	$(1,841)	$(2,868)

(1) Interest income on non-taxable investments and loans are presented on a fully tax-equivalent basis using the federal statutory rate of 35% for the years ended December 31, 2013, 2012 and 2011.
(2) The changes attributable to the combined effect of volume and interest rates have been allocated proportionately.
(3) Interest income previously accrued on nonaccrual loans is reversed in the period the loan is placed on nonaccrual status.

Net interest income on a taxable-equivalent basis totaled $70.8 million for the year ended December 31, 2013, compared to $83.7 million for the same period in 2012.  The $12.9 million year-over-year decrease was primarily related to decreases in volume and in the yield earned on covered loans and decreases in the yield earned on non-covered loans. Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 4.65% for 2013, compared to 5.54% for 2012, a decrease of 89 basis points.

Net interest income on a taxable-equivalent basis totaled $83.7 million for the year ended December 31, 2012, compared to $80.7 million for the same period in 2011.  The $3.0 million year-over-year increase was primarily attributable to decreases in the average balance and the average rate paid on interest-bearing deposits.  For the period, average interest-bearing deposits decreased $70.5 million and the average rate decreased 20 basis points.  For the period, interest earned on interest-earning assets remaining relatively flat. Net interest margin (net interest income as a percentage of average interest-earning assets) on a taxable-equivalent basis was 5.54% for 2012, an increase of 7 basis points as compared to 2011.

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

For the year ended December 31, 2013, the Company recorded a provision for non-covered loan losses of $1.9 million compared to $7.1 million and $10.5 million for the years ended December 31, 2012 and 2011, respectively. Net charge-offs for the year ended December 31, 2013 were $1.9 million, compared to $8.0 million and $11.3 million for the years ended December 31, 2012 and 2011, respectively.  At December 31, 2013 and 2012, the allowance for non-covered loan losses, as a percent of total non-covered loans, was 1.92% and 2.01%, respectively.

The Company recorded a $12.7 million provision for covered loan losses for the year ended December 31, 2013, compared to a provision for covered loan losses of $2.6 million for the year ended December 31, 2012, and a recovery for covered loan losses of $450 thousand for the year ended December 31, 2011. For the year ended December 31, 2013, the provision for covered loan losses was primarily attributable to the deterioration of cash flows associated with several covered loan pools acquired from City Bank, particularly those in the hospitality portfolio. This provision, however, was partially offset by a significantly greater change in the FDIC indemnification asset, included in noninterest income, as noted in the table on the next page.

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

(dollars in thousands)	Years Ended December 31,			Change	Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Service charges and fees	$3,401	$3,560	$3,818	$(159)	$(258)
Electronic banking income	4,101	3,666	3,197	435	469
Investment products	771	1,295	1,072	(524)	223
Gain on sale of investment securities, net	556	931	—	(375)	931
Bank owned life insurance income	132	191	311	(59)	(120)
Income from the sale of mortgage loans	3,267	3,848	1,197	(581)	2,651
SBA premium income	894	602	444	292	158
Change in FDIC indemnification asset	5,735	(9,126)	(9,232)	14,861	106
Gain on disposition of covered assets	2,315	1,877	6,312	438	(4,435)
Other	1,173	1,402	2,093	(229)	(691)
Total noninterest income	$22,345	$8,246	$9,212	$14,099	$(966)

The increases in electronic banking income for the periods presented were primarily attributable to increases in interchange fees on new deposit accounts and increases in ATM fee income. Additionally, the Company received a fee from Visa during 2013 for its exclusive branding of the Company's debit and credit cards.

The decrease in investment products income for 2013 compared to 2012 was primarily attributable to a change in the mix of investment products sold. For the year ended December 31, 2013, the Company sold $24.5 million in annuities and $17.5 million in mutual funds, compared to $40.7 million in annuities and $1.5 million in mutual funds a year ago. Typically, the Company earns a one-time fee on annuities at the time of sale, compared to a lesser and recurring annual fee on mutual funds.

Gain on sale of investment securities, net represents the net gain recognized on the sale of available for sale investment securities.  Management reviews the investment securities portfolio regularly for opportunities to adjust the portfolio and may have additional sales in future periods.

The decrease in income from the sale of mortgage loans in 2013 compared to 2012 was primarily attributable to a decline in sales volume of loans held for sale due to a decline in mortgage activity. The increase in income from the sale of mortgage loans in 2012 compared to 2011 was primarily attributable to the increase in sales volume of loans held for sale due to significant mortgage activity as a result of historically low interest rates.  For the years ended December 31, 2013, 2012 and 2011, proceeds from the sale of loans held for sale totaled $155.5 million, $211.8 million and $129.0 million, respectively.

SBA premium income is the income the Company recognizes when it sells the guaranteed portion of each SBA loan to investors in the secondary market. For the year ended December 31, 2013, the Company sold total guaranteed portions of SBA loans in the amounts of $7.8 million, compared to $5.0 million for the year ended December 31, 2012 and $1.7 million for the year ended December 31, 2011.

The change in FDIC indemnification asset for the year ended December 31, 2013 represents the accretion of income on the FDIC indemnification asset, compared to the amortization of expense for the years ended December 31, 2012 and 2011. Based upon the collections made on the indemnification asset and the subsequent quarterly revaluations of the estimated remaining cash flows of covered loans, accretion was required to increase the asset in order to match the projected cashflows over the remaining term of the asset. For the year ended December 31, 2013, the Company recorded a $12.7 million impairment charge related to the credit deterioration in the covered loan portfolio. Related to the impairment charge, the Company also recorded a $10.2 million write up of the indemnification asset and a $626 thousand reversal of a portion of the FDIC clawback liability.

The gain on disposition of covered assets is the income the Company recognizes when a covered asset is paid off or sold and the proceeds exceed its carrying value.   The gain on disposition of covered assets is expected to continue to decline as the balance of covered assets decrease.  At December 31, 2013, covered assets totaled $143.3 million, compared to $227.5 million at December 31, 2012 and $294.8 million at December 31, 2011.

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

Noninterest Expense: The Company continues to focus on controlling noninterest expense and addressing long term operating expenses. The following table presents the key elements of noninterest expense:

(dollars in thousands)	Years Ended December 31,			Change	Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
Salaries and benefits	$30,909	$29,944	$27,496	$965	$2,448
Occupancy and equipment	7,287	6,883	6,553	404	330
Office supplies and printing	1,501	1,643	1,665	(142)	(22)
Data processing	2,185	2,134	1,916	51	218
Consulting and professional fees	849	904	1,152	(55)	(248)
Intangible amortization	439	512	622	(73)	(110)
Merger related expenses	652	—	324	652	(324)
FDIC premiums	1,091	1,281	1,818	(190)	(537)
FDIC clawback liability adjustment	(88)	1,680	1,576	(1,768)	104
Non-covered OREO and repossession expenses, net	2,227	1,841	1,358	386	483
Covered OREO and repossession expenses, net	1,696	1,699	2,192	(3)	(493)
Other	7,553	7,878	9,153	(325)	(1,275)
Total noninterest expense	$56,301	$56,399	$55,825	$(98)	$574

The increase in salaries and benefits in 2013 compared to 2012 was primarily attributable to an increase in salaries due to annual merit increases. The increase in salaries and benefits in 2012 compared to 2011 was primarily due to increases in real estate loan commissions, employee health insurance expense and stock-based compensation expense.  Additionally, the Company paid year-end bonuses of $1.2 million and $1.1 million in 2013 and 2012, respectively.  The Company did not pay any bonuses in 2011.

The increases in occupancy and equipment were primarily attributable to additional depreciation expense on furniture and equipment and computer software and additional building lease expense.

Merger related expenses incurred in 2013 relate to the proposed merger with Heritage Financial Corporation and consisted primarily of professional and consulting services. Merger related expenses incurred in 2011 relate to the City Bank and North County Bank acquisitions and consisted primarily of conversion expense, severance and professional and consulting services.

FDIC clawback liability expense represents the Bank’s provision for the estimated liabilities under the loss sharing arrangements entered into with the FDIC for the acquisitions of City Bank on April 16, 2010 and North County Bank on September 24, 2010.  Approximately ten years following the respective acquisition dates, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated thresholds in the agreements.

Non-covered and covered OREO and repossession expense represents costs the Company incurs in reclaiming, repairing and selling real estate properties and automobiles, as well as any write-downs or losses on the sale of non-covered and covered OREO properties. The expense on covered OREO is expected to continue to decline as the balance of covered OREO decreases and credit quality and economic conditions improve. At December 31, 2013, covered OREO totaled $6.0 million, down from $13.5 million at December 31, 2012.

The decrease in other noninterest expense in 2013 compared to 2012 was primarily attributable to a decrease in advertising expense. The decrease in other noninterest expense in 2012 compared to 2011 was primarily attributable to the decreases in advertising, sales development, telephone and Business and Occupation (B&O) tax.  During the first quarter of 2011, the Bank paid the B&O tax on the bargain purchase gain on acquisition recognized during the third quarter of 2010.

Income Taxes: The Company’s consolidated effective tax rate for the year ended December 31, 2013, was 32.2%, compared to 31.8% and 30.8% for the years ended December 31, 2012 and 2011, respectively. The annual effective tax rates are below the federal statutory rate of 35% principally due to nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds and loans. Additionally, the Company’s tax rate for the years ended December 31, 2012 and 2011 reflect a benefit from the New Market Tax Credit Program. The tax benefits related to these credits were recognized in the same periods that the credits were recognized on the Company’s income tax returns and expired at the ended of 2012. Additional information on income taxes is provided in Item 8- Financial Statements and Supplementary Data, Note (14) Income Taxes of the consolidated financial statements.

Financial Condition Overview

Total assets at December 31, 2013, were $1.68 billion, compared to $1.69 billion at December 31, 2012.  For the period, net covered loans decreased $76.8 million, investment securities increased $59.5 million and total non-covered loans, net of allowance for loan losses, increased $35.6 million.  Total shareholders’ equity was $179.9 million at December 31, 2013, compared to $182.6 million at December 31, 2012, a decrease of $2.7 million. The decrease in shareholders’ equity was primarily attributable to net income of $14.5 million reduced by a $9.9 million other comprehensive loss related to the investment securities portfolio and $8.3 million in cash dividends paid on common stock during the year.

Investment Securities: The composition of the Company's investment portfolio reflects management's investment strategy of maintaining an appropriate level of liquidity while providing a relatively stable source of investment income. The investment securities portfolio provides a vehicle for the investment of available funds and a source of liquidity. At December 31, 2013, total investment securities increased $59.5 million to $432.5 million, compared to $373.0 million at December 31, 2012. The increase was a result of the Company actively purchasing investment securities during the year as it continued to deploy funds generated through the resolution of acquired assets and the reinvestment of funds generated from maturities and principal payments of investment securities.

At December 31, 2013, net unrealized losses on investment securities totaled $8.0 million, compared to unrealized gains of $7.2 million at December 31, 2012. The increase in net unrealized losses for the period can be attributed to the increase in interest rates during 2013.

The Company’s investment portfolio mix, based upon fair value, is outlined in the table below:

(dollars in thousands)	December 31, 2013	December 31, 2012
U.S. government agencies	$85,672	$88,586
Residential pass-through securities	180,809	168,423
State and political subdivisions	77,275	64,297
Corporate obligations	10,933	10,435
Agency-issued collateralized mortgage obligations	54,145	14,046
Asset-backed securities	21,816	25,188
Investments in mutual funds and other equity securities	1,892	1,993
Total investment securities available for sale (1)	$432,542	$372,968

(1) Other than securities issued by the U.S. Government and U.S Government agencies and corporations, no investment in aggregate, in a single issuer, exceeds 10% of shareholders’ equity.

The weighted average life of the Company’s investment portfolio in 2013 increased to 5.7 years from 5.3 years in 2012. The following table further details the contractual maturities of the Company’s investment portfolio, based upon fair value at December 31, 2013. Expected maturities may differ from contractual maturities because issuers may have the right to call or repay obligations with or without prepayment penalties.  Additional information about the investment portfolio is provided in Item 8- Financial Statements and Supplementary Data, Note (4) Investment Securities of the consolidated financial statements.

(dollars in thousands)	Dates of Maturities
	Under 1 year	1 - 5 years	5 - 10 years	Over 10 years	Total
U.S. government agencies	$4,050	$81,622	$—	$—	$85,672
Weighted average yield	2.83%	1.15%	—%	—	1.22%
Residential pass-through securities	5,431	21	19,480	155,877	180,809
Weighted average yield	1.51%	2.07%	2.06%	2.14%	2.11%
Taxable state and political subdivisions	—	1,098	1,370	—	2,468
Weighted average yield	—%	4.38%	4.26%	—%	4.31%
Tax exempt state and political subdivisions	—	2,280	51,869	20,658	74,807
Weighted average yield	—%	4.71%	3.15%	3.72%	3.37%
Corporate obligations	—	10,933	—	—	10,933
Weighted average yield	—	1.14%	—%	—	1.14%
Agency-issued collateralized mortgage obligations	—	—	—	54,145	54,145
Weighted average yield	—	—	—	2.05%	2.05%
Asset-backed securities	—	—	—	21,816	21,816
Weighted average yield	—	—	—	2.01%	2.01%
Investments in mutual funds and other equities	—	—	—	1,892	1,892
Weighted average yield	—	—	—	3.41%	3.41%
Total	$9,481	$95,954	$72,719	$254,388	$432,542
Weighted average yield	2.08%	1.38%	2.88%	2.22%	2.13%

Residential pass-through securities in the table above include both pooled mortgage-backed securities and high quality collateralized mortgage obligation structures, with a weighted average life of 4.9 years.  These mortgage-related securities provide yield spread comparable to U.S. Treasuries or U.S. government agencies; however, the cash flows arising from them can be volatile due to prepayments of the underlying mortgage loans.

Federal Home Loan Bank (FHLB) stock: FHLB stock totaled $7.2 million at December 31, 2013 and $7.4 million at December 31, 2012.

FHLB stock is carried at par and does not have a readily determinable fair value. Ownership of FHLB stock is restricted to the FHLB and member institutions, and can only be purchased and redeemed at par. The remaining restricted equity securities primarily represent investments in Pacific Coast Bankers’ Bancshares stock.

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions, however they may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2013.

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

Non-Covered Loans: Interest and fees earned on the Company’s loan portfolio is the primary source of revenue. The Company attempts to balance the diversity of its portfolio, believing that this provides a good means of minimizing risk. Active portfolio management has resulted in solid loan growth and a diversified portfolio that is not heavily concentrated in any one industry or in any one community.  The composition of the Company’s non-covered loan portfolio is as follows:

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial	$179,914	20.3%	$162,481	19.1%	$150,386	18.5%	$145,319	17.5%	$93,295	11.5%
Real estate mortgages:
One-to-four family residential	41,811	4.7%	36,873	4.3%	40,331	5.0%	46,717	5.6%	53,313	6.5%
Multi-family and commercial	447,337	50.4%	415,754	48.8%	370,782	45.7%	348,548	41.9%	360,745	44.5%
Total real estate mortgages	489,148	55.1%	452,627	53.1%	411,113	50.7%	395,265	47.5%	414,058	51.0%
Real estate construction:
One-to-four family residential	33,928	3.8%	46,472	5.5%	58,810	7.3%	72,945	8.8%	76,046	9.4%
Multi-family and commercial	22,320	2.6%	34,926	4.1%	31,546	3.9%	42,664	5.1%	34,231	4.2%
Total real estate construction	56,248	6.4%	81,398	9.6%	90,356	11.2%	115,609	13.9%	110,277	13.6%
Consumer:
Indirect	79,900	9.0%	77,596	9.1%	80,396	9.9%	90,231	10.8%	100,697	12.4%
Direct	81,773	9.2%	77,294	9.1%	78,726	9.7%	85,665	10.3%	93,051	11.5%
Total consumer	161,673	18.2%	154,890	18.2%	159,122	19.6%	175,896	21.1%	193,748	23.9%
Subtotal	886,983	100.0%	851,396	100.0%	810,977	100.0%	832,089	100.0%	811,378	100.0%
Deferred loan costs, net	1,703		1,738		1,853		2,204		2,474
Allowance for loan losses	(17,093)		(17,147)		(18,032)		(18,812)		(16,212)
Total non-covered loans	$871,593		$835,987		$794,798		$815,481		$797,640

The Company’s loan portfolio is comprised of the following loan types:

•
Commercial Loans:  Commercial loans include both secured and unsecured loans for working capital and expansion.  Short-term working capital loans generally are secured by accounts receivable, inventory and/or equipment, while longer-term commercial loans are usually secured by equipment.

•	Real Estate Mortgage Loans: Real estate loans consist of two types: one-to-four family residential and commercial properties.

◦	One-to-Four Family Residential Loans: One-to-four family residential loans are secured principally by 1st deeds of trust on residential properties principally located within the Company’s market area.

◦
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

The composition of the commercial real estate loan portfolio by loan type is as follows:

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Office	$131,396	29.4%	$109,152	26.3%	$103,470	27.9%	$90,875	26.1%	$113,694	31.5%
Retail	141,049	31.5%	138,356	33.3%	133,949	36.1%	135,191	38.8%	144,102	39.9%
Industrial	96,984	21.7%	98,295	23.6%	73,003	19.7%	58,520	16.8%	57,545	16.0%
Hospitality	31,966	7.1%	29,880	7.2%	22,090	6.0%	22,208	6.4%	21,659	6.0%
Other	45,942	10.3%	40,071	9.6%	38,270	10.3%	41,754	11.9%	23,745	6.6%
Total commercial real estate	$447,337	100.0%	$415,754	100.0%	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%

 The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Commercial real estate:
Owner occupied	$240,721	53.8%	$210,149	50.5%	$210,681	56.8%	$190,351	54.6%	$183,137	50.8%
Non-owner occupied	206,616	46.2%	205,605	49.5%	160,101	43.2%	158,197	45.4%	177,608	49.2%
Total commercial real estate	$447,337	100.0%	$415,754	100.0%	$370,782	100.0%	$348,548	100.0%	$360,745	100.0%

•	Real Estate Construction Loans: Real estate construction loans consist of four types: 1) commercial real estate, 2) one-to-four family residential construction, 3) land development and 4) raw land.

◦	Commercial Real Estate: Commercial real estate construction loans are primarily for owner-occupied properties.

◦	One-to-Four Family Residential: One-to-four family residential construction loans are for the construction of custom homes, where the homeowner is the borrower.

◦	Land Development: Land development loans are principally secured by land, which has been improved with the installation of utilities and infrastructure, to support building construction.

◦	Raw Land: Raw land loans are principally secured by unimproved land where the borrower intends future development of the property.

The composition of the real estate construction loan portfolio is as follows:

	December 31,
(dollars in thousands)	2013		2012		2011		2010		2009
	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total	Balance	% of total
Real estate construction:
Commercial	$7,471	13.3%	$25,693	31.6%	$16,252	18.0%	$26,134	22.6%	$13,805	12.5%
Residential	6,925	12.3%	8,027	9.9%	10,805	12.0%	11,900	10.3%	11,867	10.8%
Land development commercial	3,680	6.5%	1,603	1.9%	5,043	5.6%	5,876	5.1%	6,608	6.0%
Land development residential	17,752	31.6%	25,230	31.0%	29,358	32.5%	37,467	32.4%	37,623	34.1%
Raw land commercial	11,169	19.9%	7,631	9.4%	10,251	11.3%	10,653	9.2%	13,087	11.9%
Raw land residential	9,251	16.4%	13,214	16.2%	18,647	20.6%	23,579	20.4%	27,287	24.7%
Total real estate construction	$56,248	100.0%	$81,398	100%	$90,356	100%	$115,609	100%	$110,277	100%

•
Consumer Loans: The Company’s consumer loan portfolio consists of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans.

◦
Direct Consumer Loans: Direct consumer loans consist of automobile loans, boat and recreational vehicle financing, home equity and home improvement loans, and miscellaneous secured and unsecured personal loans originated directly by the Bank’s loan officers.

◦
Indirect Consumer Loans: The Company makes loans for new and used automobile and recreational vehicles that are originated indirectly by selected dealers located in the Company’s market areas. The Company has limited its indirect loan purchases primarily to dealerships that are established and well known in their market areas and to applicants that are not classified as sub-prime.

The Company makes certain loans which are guaranteed by the SBA. The SBA, an independent agency of the federal government, provides loan guarantees to qualifying small and medium sized businesses for up to 85% of the principal loan amount. The Company generally sells the guaranteed portion of each loan to investors in the secondary market. The guaranteed portion of an SBA loan is generally sold at a premium. In 2013, the Company sold total guaranteed portions of SBA loans in the amount of $7.8 million, compared with $5.0 million in 2012.  The Company retains the unguaranteed portion of the loan. The retained portion of the SBA loan is classified within the portfolio by loan type.

Specific types of loans within the Company’s portfolio are more sensitive to interest rate changes. Commercial and real estate construction loan interest rates are primarily based upon current market rates plus a basis point spread charged by the Company. To better understand the Company’s risk associated with these loans, the following table sets forth the maturities by loan type at December 31, 2013:

(dollars in thousands)	Maturing
	Within 1 year	1 - 5 years	After 5 years	Total
Commercial	$54,426	$60,017	$65,471	$179,914
Real estate construction:
One-to-four family residential	17,327	14,765	1,836	33,928
Multi-family and commercial	1,271	4,418	16,631	22,320
Total real estate construction	18,598	19,183	18,467	56,248
Total	$73,024	$79,200	$83,938	$236,162

Fixed-rate loans	$13,564	$42,043	$12,369	$67,976
Variable-rate loans	59,460	37,157	71,569	168,186
Total	$73,024	$79,200	$83,938	$236,162

At December 31, 2013, approximately 73% of these variable rate loans had an interest rate floor in place.

Covered Loans: The composition of the Company’s covered loan portfolio is as follows:

(dollars in thousands)	December 31,
	2013	2012	2011	2010
Commercial	$17,285	$29,011	$43,588	$32,837
Real estate mortgages:
One-to-four family residential	10,969	14,195	15,753	17,724
Multi-family residential and commercial	122,072	184,583	230,310	282,034
Total real estate mortgages	133,041	198,778	246,063	299,758
Real estate construction:
One-to-four family residential	1,327	7,764	11,875	70,885
Multi-family and commercial	9,243	18,743	34,470	78,679
Total real estate construction	10,570	26,507	46,345	149,564
Consumer - direct	6,796	10,219	14,768	22,626
Subtotal	167,692	264,515	350,764	504,785
Fair value discount	(15,737)	(47,176)	(81,683)	(138,632)
Total covered loans	151,955	217,339	269,081	366,153
Allowance for loan losses	(14,622)	(3,252)	(870)	(1,336)
Total covered loans, net	$137,333	$214,087	$268,211	$364,817

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

In April 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($111.0 million) minus (ii) the sum of (a) 25% of the asset discount (or 25% of the asset discount of ($50.7 million)), plus (b) 25% of cumulative loss share payments (as defined in the Agreement), plus (c) the cumulative servicing amount received by the Bank from the FDIC on covered assets. The Bank recorded an estimated liability of $913 thousand under this provision at December 31, 2013.

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

In September 2020, approximately ten years following the acquisition date, the Bank is required to make a payment to the FDIC in the event that losses on covered assets under the loss share agreements have been less than the stated threshold level. The payment amount will be 50% of the excess, if any, of (i) 20% of the intrinsic loss estimate ($46.9 million) minus (ii) the sum of (a) 20% of the net loss amount, plus (b) 25% of the asset discount bid ($62.5 million), plus (c) 3.5% of total loss share assets at acquisition. The Bank recorded an estimated liability of $4.2 million under this provision at December 31, 2013.

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

The following table summarizes the Company’s nonperforming non-covered assets for the past five years:

	December 31,
(dollars in thousands)	2013	2012	2011	2010	2009
Non-covered nonperforming loans	$8,409	$15,551	$22,100	$25,846	$3,395
Non-covered other real estate owned	3,067	3,023	1,976	4,122	4,549
Total non-covered nonperforming assets	$11,476	$18,574	$24,076	$29,968	$7,944
Restructured Loans (1)	$24,409	$26,303	$26,493	$19,936	$—
Total non-covered impaired loans	$32,818	$41,854	$48,593	$45,782	$3,395
Non-covered accruing loans past due 90 days or more	$—	$—	$—	$—	$—
Non-covered potential problem loans (2)	$798	$2,601	$2,179	$5,178	$4,586
Allowance for loan losses	$17,093	$17,147	$18,032	$18,812	$16,212
Non-covered nonperforming loans to total gross
non-covered loans	0.95%	1.82%	2.72%	3.10%	0.42%
Allowance for loan losses to total gross non-covered loans	1.92%	2.01%	2.22%	2.25%	1.99%
Allowance for loan losses to total non-covered
nonperforming loans	203.27%	110.26%	81.59%	72.79%	477.53%
Non-covered nonperforming assets to total assets	0.68%	1.10%	1.44%	1.76%	0.76%

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

Asset Quality: The following table sets forth historical information regarding the Company's net charge-offs and average non-covered loans for the past five years:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Indirect net charge-offs	$325	$391	$626	$954	$1,574
Other net charge-offs	1,604	7,594	10,654	8,596	4,664
Total net charge-offs	$1,929	$7,985	$11,280	$9,550	$6,238
Average indirect loans	$80,118	$81,043	$88,054	$98,360	$104,871
Average other loans	777,329	738,335	737,574	730,800	714,830
Total average loans (1)	$857,447	$819,378	$825,628	$829,160	$819,701

Indirect net charge-offs to average indirect loans	0.41%	0.48%	0.71%	0.97%	1.50%
Other net charge-offs to average other loans	0.21%	1.03%	1.44%	1.18%	0.65%
Net charge-offs to average loans	0.22%	0.97%	1.37%	1.15%	0.76%

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

◦
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

◦
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

Management believes that the allowance for loan losses was adequate as of December 31, 2013. There is, however, no assurance that future loan losses will not exceed the levels provided for in the allowance for loan losses and could possibly result in additional charges to the provision for loan and lease losses. In addition, bank regulatory authorities, as part of their periodic examination of the Bank, may require additional charges to the provision for loan and lease losses in future periods if warranted as a result of their review. Approximately 82% of our loan portfolio is secured by real estate, and a significant decline in real estate market values may require an increase in the allowance for loan and lease losses. The U.S. recession, the housing market downturn and declining real estate values in our markets have negatively impacted aspects of our residential development, commercial real estate, commercial construction and commercial loan portfolios. A continued deterioration in our markets may adversely affect our loan portfolio and may lead to additional charges to the provision for loan losses.

The following table sets forth historical information regarding changes in the Company's allowance for loan losses:

(dollars in thousands)	December 31,
	2013	2012	2011	2010	2009
Balance at beginning of period	$17,147	$18,032	$18,812	$16,212	$12,250
Provision for non-covered loan losses	1,875	7,100	10,500	12,150	10,200
Charge-offs:
Commercial	(562)	(1,640)	(1,707)	(2,071)	(964)
Real estate mortgage	(225)	(3,311)	(8,547)	(2,868)	(1,640)
Real estate construction	(70)	(2,706)	(144)	(3,516)	(2,600)
Consumer:
Direct	(1,766)	(725)	(1,335)	(632)	(650)
Indirect	(673)	(801)	(1,208)	(1,691)	(2,416)
Total charge-offs	(3,296)	(9,183)	(12,941)	(10,778)	(8,270)
Recoveries:
Commercial	235	248	269	214	655
Real estate mortgage	183	438	688	47	359
Real estate construction	442	11	2	131	48
Consumer:
Direct	159	91	120	99	128
Indirect	348	410	582	737	842
Total recoveries	1,367	1,198	1,661	1,228	2,032
Net charge-offs	(1,929)	(7,985)	(11,280)	(9,550)	(6,238)
Balance at end of period	$17,093	$17,147	$18,032	$18,812	$16,212

The following table shows the allocation of the allowance for loan losses, by loan type, for the past five years:

(dollars in thousands)	December 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)	Amount	% of Loans (1)
Commercial	$4,323	20.3%	$4,405	19.1%	$4,034	18.5%	$3,915	17.5%	$1,515	11.5%
Real estate mortgage	6,827	55.1%	6,516	53.1%	6,500	50.7%	6,507	47.5%	8,060	51.0%
Real estate construction	3,050	6.4%	3,050	9.6%	4,046	11.2%	4,947	13.9%	2,330	13.6%
Consumer	2,893	18.2%	3,176	18.2%	3,452	19.6%	3,443	21.1%	4,307	23.9%
Total	$17,093	100.0%	$17,147	100.0%	$18,032	100.0%	$18,812	100.0%	$16,212	100.0%

  (1) Represents the total of outstanding loans in each category as a percent of total loans outstanding.

The allocation of the allowance for loan losses should not be interpreted as an indication of specific amounts or loan categories in which future charge-offs may occur.

Deposits: In 2013, the Company focused its efforts on maintaining its deposit base through competitive pricing and delivery of quality service. Additional information regarding deposits is provided in Item 8- Financial Statements and Supplementary Data, Note (11) Deposits.

(dollars in thousands)	December 31,
	2013		2012		2011
	Average balance	Average rate	Average balance	Average rate	Average balance	Average rate
Interest-bearing demand and MMA deposits	$647,965	0.16%	$611,477	0.22%	$581,189	0.41%
Savings deposits	119,518	0.05%	105,085	0.10%	96,892	0.21%
Time deposits	403,478	0.95%	497,812	1.03%	606,771	1.14%
Total interest-bearing deposits	1,170,961	0.42%	1,214,374	0.54%	1,284,852	0.74%
Demand and other noninterest-bearing deposits	257,314		243,522		202,297
Total average deposits	$1,428,275		$1,457,896		$1,487,149

Wholesale Deposits: The following table further details wholesale deposits, which are included in total deposits shown above:

(dollars in thousands)	December 31,
	2013		2012		2011
	Balance	% of total	Balance	% of total	Balance	% of total
Mutual fund money market deposits	14,704	97.8%	14,704	53.9%	24,704	75.1%
CDARS deposits	327	2.2%	12,579	46.1%	8,174	24.9%
Total wholesale deposits	$15,031	100.0%	$27,283	100.0%	$32,878	100.0%
Wholesale deposits to total deposits	1.0%		1.9%		2.2%

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

The following table sets forth the amounts and maturities of time deposits:

(dollars in thousands)	December 31, 2013
	Less than 3 months	3 - 6 months	6 to 12 months	Over 12 months	Total
Time deposits of $100,000 or more	$24,180	$21,578	$63,701	$47,083	$156,542
All other time deposits	30,570	35,917	87,874	48,747	203,108
Total	$54,750	$57,495	$151,575	$95,830	$359,650

Borrowings: Total borrowings outstanding totaled $25.8 million at December 31, 2013 and 2012, and represents junior subordinated debentures.  The Company’s sources of funds from borrowings consist of borrowings from correspondent banks, the FHLB, the Federal Reserve Bank and junior subordinated debentures.

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

At December 31, 2013 and 2012, the Company had no outstanding overnight borrowings.  At December 31, 2013, the Company had an unused line of credit of $201.2 million, subject to certain collateral and stock requirements. Additional information regarding FHLB borrowings is provided in Item 8- Financial Statements and Supplementary Data, Note (12) FHLB Borrowings and Fed Funds Purchased.

•
Federal Funds Purchased: The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2013 and 2012. Available borrowings under these lines of credit totaled $45.0 million at December 31, 2013.

•
Federal Reserve Bank Overnight Borrowings: The Company can use advances from the Federal Reserve Bank (“FRB”) of San Francisco to supplement funding needs. The FRB provides credit for financial institutions in the form of overnight borrowings. The Bank is required to pledge certain of its loans and other assets (principally, securities which are obligations of, or guaranteed by, the United States) provided certain standards related to creditworthiness have been met.  There were no outstanding overnight borrowings at December 31, 2013 and 2012.  Available overnight borrowings under these lines of credit totaled $17.2 million at December 31, 2013.

Junior Subordinated Debentures: On April 2, 2007, a newly created wholly-owned subsidiary of the Company issued $10.3 million of trust preferred securities with a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. Additionally, on June 29, 2007, the Company prepaid $15.0 million of outstanding trust preferred securities with a quarterly adjustable rate of LIBOR plus 3.65%. On the same day, the Company replaced the called securities with another issuance of $15.5 million of trust preferred securities with a quarterly adjustable rate of LIBOR plus 1.56%. Junior subordinated debentures totaled $25.8 million at December 31, 2013 and 2012.  At December 31, 2013 and 2012, $25.0 million of the debentures were considered Tier 1 capital for regulatory capital requirements.

Capital

Shareholders’ Equity: Shareholders’ equity decreased $2.7 million to $179.9 million at December 31, 2013 from $182.6 million at December 31, 2012. The decrease in shareholders’ equity was primarily due to net income available to common shareholders of $14.5 million reduced by a $9.9 million other comprehensive loss related to the investment securities portfolio and $8.3 million in cash dividends paid on common stock for the year ended December 31, 2013.

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

The following table represents the common stock cash dividends declared and the dividend payout ratio for the past three years:

	Years Ended December 31,
	2013	2012	2011
Dividends declared per share	$0.535	$0.50	$0.20
Dividend payout ratio	57.25%	45.81%	20.63%

Cash dividends are approved by the Board of Directors in connection with its review of the Company’s capital plan. The cash dividend is subject to regulatory limitation as described in Item 1- Business, Supervision and Regulation Section. There is no assurance that future cash dividends will be declared or increased. For further information on shareholders’ equity, see Item 8- Financial Statements and Supplementary Data, Consolidated Statements of Shareholders’ Equity.

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

On July 2, 2013, the Federal Reserve Board approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. Under the final rules, minimum requirements will increase for both the quantity and quality of capital held by the Bank. The rules include a new common equity Tier 1 capital to risk-weighted assets ratio of 4.5% and a common equity Tier 1 capital conservation buffer of 2.5% of risk-weighted assets. The final rules also raise the minimum ratio of Tier 1 capital to risk-weighted assets from 4.0% to 6.0% and require a minimum leverage ratio of 4.0%. The final rules also implement strict eligibility criteria for regulatory capital instruments. On July 9, 2013, the FDIC also approved, as an interim final rule, the regulatory capital requirements for U.S. banks, following the actions of the Federal Reserve Board. The FDIC's rule is identical in substance to the final rules issued by the FRB.   The phase-in period for the final rules will begin for us on January 1, 2015, with full compliance with all of the final rule's requirements phased in over a multi-year schedule. We are currently evaluating the provisions of the final rules and their expected impact on us. Based on a preliminary analysis of the new rules, management believes that it would be fully compliant with the revised standards as of December 31, 2013 if they were effective on that date.

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

Washington Banking Company: The Company is a separate legal entity from the Bank and must provide for its own liquidity. Substantially all of the Company’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay or increase the level of dividends to the Company. However, management believes that such restrictions will not have an adverse impact on the ability of the Company to meets its ongoing cash obligations, which consist principally of debt service on the $25.8 million of outstanding junior subordinated debentures, which totaled approximately $478 thousand in 2013. Further information on the Company’s cash flows can be found in Item 8- Financial Statements and Supplementary Data, Note (21) Washington Banking Company Information of the consolidated financial statements.

Consolidated Cash Flows: The consolidated cash flows of the Company and its subsidiary the Bank are disclosed in the Consolidated Statement of Cash Flows found in Item 8- Financial Statements and Supplementary Data. Net cash provided by operating activities was $63.6 million for the year ended December 31, 2013. The principal source of cash provided by operating activities was net income from continuing operations and proceeds from the sale of loans held for sale. For 2013, $36.2 million was used in investing activities of the Company, primarily net purchases of available for sale investment securities partially offset by proceeds from the sale of covered other real estate owned.  Financing activities used $3.7 million in net cash, primarily due to the cash dividends paid on common stock partially offset by an increase in deposits.

Capital Resources

Off-Balance Sheet Commitments:  Standby letters of credit, commercial letters of credit and financial guarantees written, are conditional commitments issued by the Company to guarantee the performance of a customer to a third party or payment by a customer to a third party.  Those guarantees are primarily issued in international trade or to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment.  The Company routinely charges a fee for these credit facilities. The Company was not required to perform on any financial guarantees in 2013.

The following table summarizes the Company’s commitments to extend credit:

(dollars in thousands)	December 31, 2013
Loan commitments:
Fixed rate	$10,380
Variable rate	183,344
Total loan commitments	193,724
Standby letters of credit	1,114
Total commitments	$194,838

Contractual Commitments: The Company is party to many contractual financial obligations, including repayment of borrowings and operating lease payments. The following table summarizes the contractual obligations of the Company as of December 31, 2013:

(dollars in thousands)	Future Contractual Obligations
	Within 1 year	1 - 3 years	3 - 5 years	Over 5 years	Total
Operating leases	$1,392	$2,467	$2,029	$1,683	$7,571
Junior subordinated debentures	—	—	—	25,774	25,774
Total	$1,392	$2,467	$2,029	$27,457	$33,345

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

(dollars in thousands)	2013		2012
	1 year change in net interest income from scenario	Percentage change	1 year change in net interest income from scenario	Percentage change
Scenario
Up 100 basis points	$(469)	(0.7)%	$(862)	(1.2)%
Up 200 basis points	$(592)	(0.9)%	$(1,280)	(1.7)%
Up 300 basis points	$(767)	(1.2)%	$(1,531)	(2.1)%

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

The following table sets forth the estimated maturity or repricing, and the resulting interest rate gap of the Company’s interest-earning assets and interest-bearing liabilities at December 31, 2013.  The interest rate gaps reported in the table arise when assets are funded with liabilities having different repricing intervals.  The amounts shown in the following table could be significantly affected by external factors such as changes in prepayment assumptions, early withdrawals of deposits and competition:

(dollars in thousands)	0 - 3 months	4 - 12 months	1 - 5 years	Over 5 years	Total
Interest-earning assets:
Interest-earning deposits	$103,869	$—	$—	$—	$103,869
Investment securities	2,011	4,320	290,764	135,447	432,542
Investment in subsidiary	—	—	—	774	774
FHLB stock	7,172	—	—	—	7,172
Loans held for sale	3,389	—	—	—	3,389
Total loans	180,814	113,379	336,025	410,423	1,040,641
Total interest-earning assets	$297,255	$117,699	$626,789	$546,644	$1,588,387
Percent of interest-earning assets	18.7%	7.4%	39.5%	34.4%	100.0%
Interest-bearing liabilities:
Interest-bearing demand deposits	$370,244	$—	$—	$—	$370,244
Money market deposits	347,670	—	—	—	347,670
Savings deposits	124,516	—	—	—	124,516
Time deposits	54,750	209,070	95,830	—	359,650
Junior subordinated debentures	25,774	—	—	—	25,774
Total interest-bearing liabilities	$922,954	$209,070	$95,830	$—	$1,227,854
Percent of interest-bearing liabilities	75.2%	17.0%	7.8%	—%	100.0%
Interest sensitivity gap	$(625,699)	$(91,371)	$530,959	$546,644	$360,533
Interest sensitivity gap, as a
percentage of total assets	(37.2)%	(5.4)%	31.5%	32.5%
Cumulative interest sensitivity gap	$(625,699)	$(717,070)	$(186,111)	$360,533
Cumulative interest sensitivity gap, as a
percentage of total assets	(37.2)%	(42.6)%	(11.1)%	21.4%

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

Item 8. Financial Statements and Supplementary Data

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company’s management, including its Chief Executive Officer and its Chief Financial Officer, together with its consolidated subsidiary, is responsible for establishing, maintaining and assessing adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and fair presentation. Further, because of changes in conditions, the effectiveness of internal control may vary over time.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in the Internal Control-Integrated Framework (1992). Based on this assessment, management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s consolidated financial statements as of and for the year ended December 31, 2013 that are included in this annual report and issued their Report of Independent Registered Public Accounting Firm, appearing under Item 8, which includes an attestation report on the Company’s internal control over financial reporting. The attestation report expresses an unqualified opinion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Washington Banking Company and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of Washington Banking Company and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Washington Banking Company and Subsidiaries as of December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with generally accepted accounting principles in the United States of America. Also in our opinion, Washington Banking Company and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Moss Adams LLP
Everett, Washington
March 14, 2014

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Financial Condition
 (Dollars in thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Cash and due from banks ($3,835 and $3,801, respectively, are restricted)	$27,489	$32,145
Interest-bearing deposits	103,869	75,428
Total cash and cash equivalents	131,358	107,573
Investment securities available for sale, at fair value	432,542	372,968
Federal Home Loan Bank stock	7,172	7,441
Loans held for sale	3,389	18,043
Non-covered loans, net of allowance for loan losses	871,593	835,987
Covered loans, net of allowance for loan losses	137,333	214,087
Total loans	1,008,926	1,050,074
Premises and equipment, net	35,038	36,751
Bank owned life insurance	17,836	17,704
Goodwill and other intangible assets, net	5,588	6,027
Non-covered other real estate owned	3,067	3,023
Covered other real estate owned	5,980	13,460
FDIC indemnification asset	14,536	34,571
Other assets	18,556	20,042
Total assets	$1,683,988	$1,687,677
Liabilities and Shareholders' Equity
Liabilities:
Deposits
Noninterest-bearing demand	$265,412	$261,310
Interest-bearing	1,202,080	1,201,663
Total deposits	1,467,492	1,462,973
Junior subordinated debentures	25,774	25,774
Other liabilities	10,792	16,306
Total liabilities	1,504,058	1,505,053
Commitments and contingencies
Shareholders' Equity:
Common stock, no par value; 35,000,000 shares authorized; 15,538,969 and 15,483,598 shares issued and outstanding at December 31, 2013 and 2012, respectively	86,714	85,707
Retained earnings	98,431	92,234
Accumulated other comprehensive (loss) income, net of tax	(5,215)	4,683
Total shareholders' equity	179,930	182,624
Total liabilities and shareholders' equity	$1,683,988	$1,687,677

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Income
(Dollars in thousands, except per share data)

	For the Year Ended December 31,
	2013	2012	2011
Interest income:
Interest and fees on non-covered loans	$44,166	$46,530	$49,760
Interest and fees on covered loans	23,710	36,418	34,819
Interest on taxable investment securities	5,720	5,333	3,967
Interest on tax-exempt investment securities	1,557	1,178	902
Other	206	251	259
Total interest income	75,359	89,710	89,707
Interest expense:
Interest on deposits	4,942	6,581	9,492
Interest on junior subordinated debentures	478	532	489
Total interest expense	5,420	7,113	9,981
Net interest income	69,939	82,597	79,726
Provision for loan losses, non-covered loans	1,875	7,100	10,500
Provision (recovery) of loan losses, covered loans	12,740	2,644	(450)
Net interest income after provision for loan losses	55,324	72,853	69,676
Noninterest income:
Service charges and fees	3,401	3,560	3,818
Electronic banking income	4,101	3,666	3,197
Investment products	771	1,295	1,072
Gain on sale of investment securities, net	556	931	—
Bank owned life insurance income	132	191	311
Income from the sale of mortgage loans	3,267	3,848	1,197
SBA premium income	894	602	444
Change in FDIC indemnification asset	5,735	(9,126)	(9,232)
Gain on disposition of covered assets	2,315	1,877	6,312
Other	1,173	1,402	2,093
Total noninterest income	22,345	8,246	9,212
Noninterest expense:
Salaries and benefits	30,909	29,944	27,496
Occupancy and equipment	7,287	6,883	6,553
Office supplies and printing	1,501	1,643	1,665
Data processing	2,185	2,134	1,916
Consulting and professional fees	849	904	1,152
Intangible amortization	439	512	622
Merger related expenses	652	—	324
FDIC premiums	1,091	1,281	1,818
FDIC clawback liability adjustment	(88)	1,680	1,576
Non-covered OREO and repossession expenses, net	2,227	1,841	1,358
Covered OREO and repossession expenses, net	1,696	1,699	2,192
Other	7,553	7,878	9,153
Total noninterest expense	56,301	56,399	55,825
Income before provision for income tax	21,368	24,700	23,063
Provision for income tax	6,872	7,856	7,111
Net income before preferred dividends	14,496	16,844	15,952
Preferred stock dividends and discount accretion	—	—	1,084
Net income available to common shareholders	$14,496	$16,844	$14,868
Net income available per common share, basic	$0.94	$1.09	$0.97
Net income available per common share, diluted	$0.93	$1.09	$0.97
Average number of common shares outstanding, basic	15,495,000	15,422,000	15,329,000
Average number of common shares outstanding, diluted	15,551,000	15,455,000	15,393,000
See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Net income before preferred dividends	$14,496	$16,844	$15,952
Investment securities available for sale:
Unrealized (losses) gains arising in period	(14,672)	3,292	4,548
Reclassification adjustment for net gains realized in earnings (net of tax expense of $195 and $325 for the years ended December 31, 2013 and 2012, respectively.)	(361)	(606)	—
Income tax (benefit) provision related to unrealized (losses) gains	(5,135)	1,152	1,592
Other comprehensive (loss) income, net of tax	(9,898)	1,534	2,956
Total comprehensive income	$4,598	$18,378	$18,908

See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
 (Dollars and shares in thousands, except per share data)

		Common stock			Accumulated other comprehensive income (loss)	Total shareholders' equity
	Preferred stock amount	Shares	Amount	Retained earnings
Balance at January 1, 2011	$25,334	15,321	$85,264	$71,307	$193	$182,098
Comprehensive income:
Net income	—	—	—	15,952	—	15,952
Other comprehensive income, net	—	—	—	—	2,956	2,956
Redemption of preferred stock
issued to U.S. Treasury	(26,380)	—	—	—	—	(26,380)
Repurchase of warrant issued
to U.S. Treasury	—	—	(1,625)	—	—	(1,625)
Preferred stock dividends and accretion	1,046	—	—	(1,084)	—	(38)
Cash dividends on common stock,
$0.20 per share	—	—	—	(3,068)	—	(3,068)
Stock-based compensation expense	—	—	623	—	—	623
Issuance of common stock under stock plans	—	77	301	—	—	301
Tax benefit associated with stock awards	—	—	1	—	—	1
Balance at December 31, 2011	$—	15,398	$84,564	$83,107	$3,149	$170,820

Balance at January 1, 2012	$—	15,398	$84,564	$83,107	$3,149	$170,820
Comprehensive income:
Net income	—	—	—	16,844	—	16,844
Other comprehensive income, net	—	—	—	—	1,534	1,534
Cash dividends on common stock,
$0.50 per share	—	—	—	(7,717)	—	(7,717)
Stock-based compensation expense	—	—	811	—	—	811
Issuance of common stock under stock plans	—	86	301	—	—	301
Tax benefit associated with stock awards	—	—	31	—	—	31
Balance at December 31, 2012	$—	15,484	$85,707	$92,234	$4,683	$182,624

Balance at January 1, 2013	$—	15,484	$85,707	$92,234	$4,683	$182,624
Comprehensive income:
Net income	—	—	—	14,496	—	14,496
Other comprehensive loss, net	—	—	—	—	(9,898)	(9,898)
Cash dividends on common stock,
$0.54 per share	—	—	—	(8,299)	—	(8,299)
Stock-based compensation expense	—	—	878	—	—	878
Issuance of common stock under stock plans	—	55	124	—	—	124
Tax benefit associated with stock awards	—	—	5	—	—	5
Balance at December 31, 2013	$—	15,539	$86,714	$98,431	$(5,215)	$179,930

See notes to consolidated financial statements
WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$14,496	$16,844	$15,952
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of investment security premiums, net	2,894	2,435	1,007
Depreciation	2,564	2,419	2,101
Intangible amortization	439	512	622
Provision for loan losses, non-covered loans	1,875	7,100	10,500
Provision (recovery) for loan losses, covered loans	12,740	2,644	(450)
Earnings on bank owned life insurance	(132)	(191)	(311)
Net gain on sale of investment securities	(556)	(931)	—
Net loss (gain) on sale of premises and equipment	2	11	(74)
Net gain on sale of non-covered other real estate owned	(54)	(145)	(62)
Net gain on sale of covered other real estate owned	(1,535)	(2,733)	(6,526)
Net gain on sale of loans held for sale	(3,267)	(3,848)	(1,197)
Origination of loans held for sale	(137,575)	(203,550)	(139,264)
Proceeds from sales of loans held for sale	155,496	211,776	129,016
Valuation adjustment on non-covered other real estate owned	1,323	844	272
Valuation adjustment on covered other real estate owned	2,033	3,704	6,672
Deferred taxes	2,503	(3,198)	2,419
Change in FDIC indemnification asset	(5,735)	9,126	9,232
Stock-based compensation	878	811	623
Excess tax benefit from stock awards	(5)	(31)	(1)
Net change in assets and liabilities:
Net decrease in other assets	20,763	18,745	18,349
Net (decrease) increase in other liabilities	(5,514)	8,562	2,897
Net cash provided by operating activities	63,633	70,906	51,777
Cash flows from investing activities:
Purchases of investment securities available for sale	(143,563)	(197,558)	(189,494)
Proceeds from investment securities available for sale	66,423	121,402	95,306
Redemption of Federal Home Loan Bank stock	269	135	—
Net decrease (increase) in non-covered loans and covered loans	19,519	(5,553)	91,750
Purchases of premises and equipment	(853)	(1,698)	(2,209)
Proceeds from the sale of premises and equipment	—	9	537
Proceeds from sale of non-covered other real estate owned	2,754	2,866	5,181
Proceeds from sale of covered other real estate owned	19,495	21,907	28,760
Capitalization of non-covered other real estate owned improvements	(241)	—	—
Capitalization of covered other real estate owned improvements	—	—	(697)
Net cash (used in) provided by investing activities	$(36,197)	$(58,490)	$29,134
See notes to consolidated financial statements

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
Consolidated Statements of Cash Flows (continued)
(Dollars in thousands)

	For the Year Ended December 31,
	2013	2012	2011
Cash flows from financing activities:
Net increase (decrease) in deposits	$4,519	$(3,371)	$(25,876)
Redemption of preferred stock	—	—	(26,380)
Repurchase of common stock warrant	—	—	(1,625)
Proceeds from exercise of stock options	124	301	301
Excess tax benefits from stock awards	5	31	1
Dividends paid on preferred stock	—	—	(38)
Dividends paid on common stock	(8,299)	(7,717)	(3,068)
Net cash used in financing activities	(3,651)	(10,756)	(56,685)
Net change in cash and cash equivalents	23,785	1,660	24,226
Cash and cash equivalents at beginning of period	107,573	105,913	81,687
Cash and cash equivalents at end of period	$131,358	$107,573	$105,913
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,548	$7,350	$10,285
Income taxes	$10,500	$1,500	$7,400
Supplemental disclosures about noncash investing and financing activities:
Change in fair value of investment securities available for sale, net of tax	$(9,898)	$1,534	$2,956
Transfer of non-covered loans to non-covered other real estate owned	$3,826	$4,612	$3,245
Transfer of covered loans to covered other real estate owned	$12,513	$9,716	$25,065

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

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects. ASU 2014-04 permits an entity to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognize the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and should be applied prospectively. The Company is currently reviewing the requirements of ASU No. 2014-01, but does not expect the ASU to have a material impact on the Company's consolidated financial statements.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure. ASU 2014-04 clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2014 and can be applied with a modified retrospective transition method or prospectively. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's consolidated financial statements.

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

(f) Federal Home Loan Bank Stock: The Bank’s investment in FHLB stock is carried at par value, which approximates its fair value.  As a member of the FHLB system, the Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of the Bank’s outstanding mortgages, total assets or FHLB advances. At December 31, 2013, the Bank’s minimum required investment was approximately $1.6 million. Amounts in excess of the required minimum for FHLB membership may be redeemed at par at FHLB’s discretion, which is subject to their capital plan, bank policies, and regulatory requirements, which may be amended or revised periodically.

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

In September 2012, the FHLB of Seattle was notified by the Federal Housing Finance Agency (“Finance Agency”) that it is now classified as “adequately capitalized” as compared to the prior classification of “undercapitalized.” Under Finance Agency regulations, the FHLB of Seattle may repurchase excess capital stock under certain conditions; however, they may not redeem stock or pay a dividend without Finance Agency approval. Based on the above, the Company has determined there is not an other-than-temporary impairment on the FHLB stock investment as of December 31, 2013.

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

GAAP also permits an entity an option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the Step 1 quantitative impairment analysis described above is required. Otherwise, no further impairment testing is required. During the fourth quarter of 2013, the Company performed its annual evaluation for goodwill impairment. This evaluation indicated no impairment of the Company's goodwill.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

The Company had no unrecognized tax benefits at December 31, 2013, 2012 or 2011. The Company recognizes interest accrued and penalties related to unrecognized tax benefits in tax expense. During the years ended December 31, 2013, 2012 and 2011, the Company recognized no interest or penalties.

The Company files income tax returns in the U.S. Federal jurisdiction. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2010.

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

The Company measures the fair value of each stock option grant at the date of the grant, using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the price of the Company’s common stock. The Company uses historical data to estimate option exercise and stock option forfeiture rates within the valuation model. The expected term of options granted is determined based on historical experience with similar options, giving consideration to the contractual terms and vesting schedules, and represents the period of time that options granted are expected to be outstanding. The expected dividend yield is based on dividend trends and the market value of the Company’s common stock at the time of grant. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  The Company did not grant any options for the years ended December 31, 2013, 2012 or 2011.

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

(t) Advertising Expenses: Advertising costs are generally expensed as incurred.  Advertising costs were $524 thousand, $917 thousand and $1.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(1) Description of Business and Summary of Significant Accounting Policies (continued)

(v) Reclassifications: Certain amounts in previous years may have been reclassified to conform to the 2013 financial statement presentation. These reclassifications had no significant impact on the Company’s previously reported results of operations or financial condition.

(w) Subsequent Events: The Company has evaluated events and transactions subsequent to December 31, 2013, for potential recognition or disclosure.  See Note (25) Subsequent Events for further details.

(2) Proposed Merger with Heritage Financial Corporation

On October 23, 2013, the Company and Heritage Financial Corporation (“Heritage”) jointly announced the signing of a definitive agreement under which the Company and Heritage will enter into a strategic merger to create one of the premier community banking franchises in Western Washington and the Pacific Northwest. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder approvals.

In connection with the proposed merger, the Company has incurred merger related expenses of approximately $652 thousand, principally legal and professional services, for the year ended December 31, 2013.

(3) Restrictions on Cash Balance

The Company is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash.  The amount of the required reserve balance was $3.8 million at December 31, 2013 and 2012, and was met by holding cash with the Federal Reserve Bank.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4) Investment Securities

The following table presents the amortized cost, unrealized gains, unrealized losses and fair value of investment securities available for sale at December 31, 2013 and 2012.  At December 31, 2013 and 2012, there were no investment securities classified as held to maturity or trading.

(dollars in thousands)	December 31, 2013
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$85,631	$706	$(665)	$85,672
Residential pass-through securities	185,677	589	(5,457)	180,809
Taxable state and political subdivisions	2,294	174	—	2,468
Tax exempt state and political subdivisions	74,761	1,420	(1,374)	74,807
Corporate obligations	11,000	21	(88)	10,933
Agency-issued collateralized mortgage obligations	55,579	18	(1,452)	54,145
Asset-backed securities	23,597	—	(1,781)	21,816
Investments in mutual funds and other equities	2,018	—	(126)	1,892
Total investment securities available for sale	$440,557	$2,928	$(10,943)	$432,542

(dollars in thousands)	December 31, 2012
	Amortized cost	Unrealized gains	Unrealized losses	Fair value
U.S. government agencies	$87,297	$1,321	$(32)	$88,586
Residential pass-through securities	165,175	3,430	(182)	168,423
Taxable state and political subdivisions	4,759	553	—	5,312
Tax exempt state and political subdivisions	56,431	2,703	(149)	58,985
Corporate obligations	11,000	—	(565)	10,435
Agency-issued collateralized mortgage obligations	13,967	79	—	14,046
Asset-backed securities	25,108	150	(70)	25,188
Investments in mutual funds and other equities	2,018	—	(25)	1,993
Total investment securities available for sale	$365,755	$8,236	$(1,023)	$372,968

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

Investment securities that were in an unrealized loss position at December 31, 2013 and 2012, are presented in the following tables, based on the length of time individual securities have been in an unrealized loss position. In the opinion of management, these securities are considered only temporarily impaired due to changes in market interest rates or the widening of market spreads subsequent to the initial purchase of the securities, and not due to concerns regarding the underlying credit of the issuers or the underlying collateral.

(dollars in thousands)	December 31, 2013
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$40,528	$(665)	$—	$—	$40,528	$(665)
Residential pass-through securities	$110,071	$(3,262)	$31,494	$(2,195)	$141,565	$(5,457)
Tax exempt state and political subdivisions	35,360	(990)	6,593	(384)	41,953	(1,374)
Corporate obligations	2,997	(4)	2,916	(84)	5,913	(88)
Agency-issued collateralized mortgage obligations	49,230	(1,452)	—	—	49,230	(1,452)
Asset-backed securities	8,718	(482)	13,097	(1,299)	21,815	(1,781)
Investments in mutual funds and other equities	—	—	2,018	(126)	2,018	(126)
Total investment securities available for sale	$246,904	$(6,855)	$56,118	$(4,088)	$303,022	$(10,943)

(dollars in thousands)	December 31, 2012
	Less than 12 Months		12 Months or Longer		Total
	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
U.S. government agencies	$12,056	$(32)	$—	$—	$12,056	$(32)
Residential pass-through securities	27,680	(182)	—	—	27,680	(182)
Tax exempt state and political subdivisions	10,113	(149)	—	—	10,113	(149)
Corporate obligations	—	—	10,435	(565)	10,435	(565)
Asset-backed securities	9,856	(70)	—	—	9,856	(70)
Investments in mutual funds and other equities	—	—	1,993	(25)	1,993	(25)
Total investment securities available for sale	$59,705	$(433)	$12,428	$(590)	$72,133	$(1,023)

At December 31, 2013 and 2012, there were 96 and 25 investment securities in unrealized loss positions, respectively.  For each security in an unrealized loss position, the Company assesses whether it intends to sell the security, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, the Company will separate the amount of the impairment into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(4)  Investment Securities (continued)

The Company does not intend to sell the securities that are temporarily impaired, and it is more likely than not that the Company will not have to sell those securities before recovery of the cost basis. Additionally, the Company has evaluated the credit ratings of its investment securities and their issuers and/or insurers, as applicable. Based on the Company’s evaluation, management has determined that no investment security in the Company’s investment portfolio was other-than-temporarily impaired at December 31, 2013 or 2012.

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

(dollars in thousands)	December 31, 2013
	Amortized cost	Fair value
Three months or less	$2,000	$2,011
Over three months to one year	4,231	4,320
After one year through three years	54,220	55,008
After three years through five years	241,061	235,756
After five years through ten years	80,002	78,254
After ten years	59,043	57,193
Total	$440,557	$432,542

The following table presents investment securities which were pledged to secure borrowings and public deposits as permitted or required by law:

(dollars in thousands)	December 31, 2013
	Amortized cost	Fair value
To state and local governments to secure public deposits	$71,045	$71,078
To Federal Reserve Bank to secure borrowings	17,921	17,865
To Federal Home Loan Bank to secure borrowings	521	539
Other securities pledged, principally to secure deposits	12,568	12,965
Total pledged investment securities	$102,055	$102,447

The following table presents the gross realized gains and gross realized losses on the sale of investment securities available for sale:

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
Gross realized gains	556	933	—
Gross realized losses	—	(2)	—
Gain on sale of investment securities, net	$556	$931	$—

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5)  Non-Covered Loans

The following table presents the major types of non-covered loans. The classification of non-covered loan balances presented is reported in accordance with regulatory reporting requirements.

(dollars in thousands)	December 31, 2013	December 31, 2012
Commercial	$179,914	$162,481
Real estate mortgage	489,148	452,627
Real estate construction	56,248	81,398
Consumer	161,673	154,890
	886,983	851,396
Deferred loan costs, net	1,703	1,738
Allowance for loan losses	(17,093)	(17,147)
Total non-covered loans, net	$871,593	$835,987

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality

Activity in the Allowance for Non-Covered Loan Losses

The following table summarizes activity related to the allowance for loan losses on non-covered loans, by portfolio segment:

(dollars in thousands)	For the Year Ended December 31, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,405	$6,516	$3,050	$3,176	$17,147
Provision	245	353	(372)	1,649	1,875
Charge-offs	(562)	(225)	(70)	(2,439)	(3,296)
Recoveries	235	183	442	507	1,367
Ending Balance	$4,323	$6,827	$3,050	$2,893	$17,093

(dollars in thousands)	For the Year Ended December 31, 2012
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Beginning balance	$4,034	$6,500	$4,046	$3,452	$18,032
Provision	1,763	2,889	1,699	749	7,100
Charge-offs	(1,640)	(3,311)	(2,706)	(1,526)	(9,183)
Recoveries	248	438	11	501	1,198
Ending Balance	$4,405	$6,516	$3,050	$3,176	$17,147

The Company had an additional allowance for loan losses for covered loans of $14.6 million, $3.3 million and $870 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  See Note (7) for discussion on covered assets.

The following tables provides a summary of the allowance for non-covered loan losses and related non-covered loans, by portfolio segment:

(dollars in thousands)	December 31, 2013
	Commercial	Real estate mortgage	Real estate construction	Consumer	Total
Allowance for non-covered loan losses:
Individually evaluated for impairment	$1,578	$1,558	$1,226	$44	$4,406
Collectively evaluated for impairment	2,745	5,269	1,824	2,849	12,687
Total allowance for non-covered loan losses	$4,323	$6,827	$3,050	$2,893	$17,093
Non-covered loans:
Individually evaluated for impairment	$8,254	$12,612	$11,513	$439	$32,818
Collectively evaluated for impairment	171,660	476,536	44,735	161,234	854,165
Total non-covered loans (1)	$179,914	$489,148	$56,248	$161,673	$886,983

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Impaired Loans

At December 31, 2013 and 2012, the Company had non-covered impaired loans which consisted of nonaccrual loans and restructured loans.  As of December 31, 2013, the Company had no commitments to extend additional credit on these non-covered impaired loans.  Non-covered impaired loans and the related allowance for loan losses were as follows:

(dollars in thousands)	December 31, 2013		December 31, 2012
	Recorded investment	Allowance	Recorded investment	Allowance
With no related allowance recorded:
Nonaccrual loans	$8,123	$—	$15,479	$—
Restructured loans	4,118	—	8,635	—
Total with no related allowance	$12,241	$—	$24,114	$—
With an allowance recorded:
Nonaccrual loans	$286	$10	$72	$5
Restructured loans	20,291	4,396	17,668	3,550
Total with an allowance recorded	20,577	4,406	17,740	3,555
Total	$32,818	$4,406	$41,854	$3,555

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

The following table further summarizes impaired non-covered loans, by class:

(dollars in thousands)	December 31, 2013			December 31, 2012
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial	$2,558	$3,036	$—	$3,737	$4,231	$—
Real estate mortgages:
One-to-four family residential	544	629	—	938	1,132	—
Multi-family and commercial	2,766	2,981	—	3,605	4,283	—
Total real estate mortgages	3,310	3,610	—	4,543	5,415	—
Real estate construction:
One-to-four family residential	6,255	9,773	—	15,251	23,133	—
Total real estate construction	6,255	9,773	—	15,251	23,133	—
Consumer:
Direct	118	269	—	583	1,017	—
Total consumer	118	269	—	583	1,017	—
Total with no related allowance recorded	$12,241	$16,688	$—	$24,114	$33,796	$—
With an allowance recorded:
Commercial	$5,696	$5,711	$1,578	$6,237	$6,237	$1,468
Real estate mortgages:
One-to-four family residential	728	728	81	524	524	53
Multi-family and commercial	8,574	8,960	1,477	6,290	6,657	1,101
Total real estate mortgages	9,302	9,688	1,558	6,814	7,181	1,154
Real estate construction:
One-to-four family residential	5,010	5,010	1,182	4,094	4,112	855
Multi-family and commercial	248	248	44	262	262	26
Total real estate construction	5,258	5,258	1,226	4,356	4,374	881
Consumer:
Direct	321	322	44	333	333	52
Total consumer	321	322	44	333	333	52
Total with an allowance recorded	20,577	20,979	4,406	17,740	18,125	3,555
Total impaired non-covered loans	$32,818	$37,667	$4,406	$41,854	$51,921	$3,555

The average recorded investment in non-covered impaired loans for the years ended December 31, 2013, 2012 and 2011 was $37.3 million, $45.2 million and $47.2 million, respectively. Interest income recognized on non-covered impaired loans was $438 thousand, $605 thousand and $375 thousand for the years ended December 31, 2013, 2012 and 2011, respectively.  Additional interest income of $151 thousand, $599 thousand and $1.7 million would have been recognized had the non-covered impaired loans accrued interest, in accordance with their original terms, for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Troubled debt restructurings were as follows:

(dollars in thousands)	December 31, 2013			December 31, 2012
	Accrual status	Nonaccrual status	Total modifications	Accrual status	Nonaccrual status	Total modifications
Troubled debt restructurings:
Commercial	$6,077	$506	$6,583	$7,008	$1,160	$8,168
Real estate mortgages:
One-to-four family residential	765	320	1,085	573	340	913
Multi-family and commercial	10,457	843	11,300	7,993	1,823	9,816
Total real estate mortgage	11,222	1,163	12,385	8,566	2,163	10,729
Real estate construction:
One-to-four family residential	6,540	4,664	11,204	10,135	9,013	19,148
Multi-family and commercial	248	—	248	262	—	262
Total real estate construction	6,788	4,664	11,452	10,397	9,013	19,410
Consumer:
Direct	322	32	354	332	20	352
Total consumer	322	32	354	332	20	352
Total restructured loans	$24,409	$6,365	$30,774	$26,303	$12,356	$38,659

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

The following tables present loans restructured for the years ended December 31, 2013 and 2012. During the periods presented, all modification terms were a combination of terms employed by the Company.

(dollars in thousands)	For the Year Ended December 31, 2013
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	2	$107	$106
Real estate mortgages:
One-to-four family residential	1	213	213
Multi-family and commercial	7	3,266	3,266
Total real estate mortgage	8	3,479	3,479
Real estate construction:
One-to-four family residential	2	175	85
Total real estate construction	2	175	85
Consumer:
Direct	1	23	20
Total consumer	1	23	20
Total restructured loans	13	$3,784	$3,690

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	For the Year Ended December 31, 2012
	Number of contracts	Pre-modification recorded investment	Post-modification recorded investment
Troubled debt restructurings:
Commercial	18	$4,812	$4,403
Real estate mortgages:
One-to-four family residential	3	565	561
Multi-family and commercial	2	701	694
Total real estate mortgage	5	1,266	1,255
Real estate construction:
One-to-four family residential	2	1,064	933
Multi-family and commercial	1	262	262
Total real estate construction	3	1,326	1,195
Total restructured loans	26	$7,404	$6,853

There were no loans modified as troubled debt restructurings, within the previous twelve months, for which there was a payment default for the year ended December 31, 2013. For the year ended December 31, 2012, there was a $557 thousand commercial loan and a $37 thousand real estate mortgage multi-family and commercial loan that had been restructured within the previous twelve months that subsequently defaulted.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

Non-Covered Nonaccrual Loans and Loans Past Due

The following table summarizes non-covered nonaccrual loans and past due loans, by class:

(dollars in thousands)	December 31, 2013
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$449	$51	$—	$500	$2,176	$177,238	$179,914
Real estate mortgages:
One-to-four family residential	—	211	—	211	507	41,093	41,811
Multi-family and commercial	939	—	—	939	883	445,515	447,337
Total real estate mortgages	939	211	—	1,150	1,390	486,608	489,148
Real estate construction:
One-to-four family residential	59	—	—	59	4,725	29,144	33,928
Multi-family and commercial	—	—	—	—	—	22,320	22,320
Total real estate construction	59	—	—	59	4,725	51,464	56,248
Consumer:
Indirect	798	101		899	—	79,001	79,900
Direct	565	5	—	570	118	81,085	81,773
Total consumer	1,363	106	—	1,469	118	160,086	161,673
Total	$2,810	$368	$—	$3,178	$8,409	$875,396	886,983
Deferred loan costs, net							1,703
Total non-covered loans							$888,686

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(6) Allowance for Non-Covered Loan Losses and Credit Quality (continued)

(dollars in thousands)	December 31, 2012
	30 - 59 Days past due	60 - 89 Days past due	Greater than 90 days and accruing	Total past due	Nonaccrual	Current	Total non-covered loans
Commercial	$232	$373	$—	$605	$2,966	$158,910	$162,481
Real estate mortgages:
One-to-four family residential	—	—	—	—	889	35,984	36,873
Multi-family and commercial	—	—	—	—	1,903	413,851	415,754
Total real estate mortgages	—	—	—	—	2,792	449,835	452,627
Real estate construction:
One-to-four family residential	—	63	—	63	9,210	37,199	46,472
Multi-family and commercial	—	—	—	—	—	34,926	34,926
Total real estate construction	—	63	—	63	9,210	72,125	81,398
Consumer:
Indirect	966	112	—	1,078	—	76,518	77,596
Direct	469	415	—	884	583	75,827	77,294
Total consumer	1,435	527	—	1,962	583	152,345	154,890
Total	$1,667	$963	$—	$2,630	$15,551	$833,215	851,396
Deferred loan costs, net							1,738
Total non-covered loans							$853,134

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

The following table summarizes our internal risk rating, by class:

(dollars in thousands)	December 31, 2013
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$158,571	$6,340	$15,003	$—	$179,914
Real estate mortgages:
One-to-four family residential	37,720	30	4,061	—	41,811
Multi-family and commercial	387,392	29,540	30,405	—	447,337
Total real estate mortgages	425,112	29,570	34,466	—	489,148
Real estate construction:
One-to-four family residential	21,173	3,162	9,593	—	33,928
Multi-family and commercial	20,224	—	2,096	—	22,320
Total real estate construction	41,397	3,162	11,689	—	56,248
Consumer:
Indirect	78,661	11	1,228	—	79,900
Direct	76,501	1,509	3,763	—	81,773
Total consumer	155,162	1,520	4,991	—	161,673
Total	$780,242	$40,592	$66,149	$—	886,983
Deferred loan costs, net					1,703
					$888,686

(dollars in thousands)	December 31, 2012
	Pass/Watch	Special mention	Substandard	Doubtful/Loss	Total
Commercial	$140,809	$4,412	$17,260	$—	$162,481
Real estate mortgages:
One-to-four family residential	31,511	1,139	4,223	—	36,873
Multi-family and commercial	363,408	26,287	26,059	—	415,754
Total real estate mortgages	394,919	27,426	30,282	—	452,627
Real estate construction:
One-to-four family residential	25,389	776	20,307	—	46,472
Multi-family and commercial	32,166	472	2,288	—	34,926
Total real estate construction	57,555	1,248	22,595	—	81,398
Consumer:
Indirect	76,076	16	1,504	—	77,596
Direct	71,176	450	5,668	—	77,294
Total consumer	147,252	466	7,172	—	154,890
Total	$740,535	$33,552	$77,309	$—	851,396
Deferred loan costs, net					1,738
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

The following table presents the major types of covered loans. The classification of covered loan balances presented is reported in accordance with the regulatory reporting requirements.

(dollars in thousands)	December 31, 2013
	City Bank	North County Bank	Total
Commercial	$8,670	$8,615	$17,285
Real estate mortgages:
One-to-four family residential	2,630	8,339	10,969
Multi-family residential and commercial	79,338	42,734	122,072
Total real estate mortgages	81,968	51,073	133,041
Real estate construction:
One-to-four family residential	—	1,327	1,327
Multi-family and commercial	5,223	4,020	9,243
Total real estate construction	5,223	5,347	10,570
Consumer - direct	2,043	4,753	6,796
Subtotal	97,904	69,788	167,692
Fair value discount	(7,172)	(8,565)	(15,737)
Total covered loans	90,732	61,223	151,955
Allowance for loan losses	(13,026)	(1,596)	(14,622)
Total covered loans, net	$77,706	$59,627	$137,333

(dollars in thousands)	December 31, 2012
	City Bank	North County Bank	Total
Commercial	$13,863	$15,148	$29,011
Real estate mortgages:
One-to-four family residential	3,783	10,412	14,195
Multi-family residential and commercial	132,280	52,303	184,583
Total real estate mortgages	136,063	62,715	198,778
Real estate construction:
One-to-four family residential	4,764	3,000	7,764
Multi-family and commercial	12,369	6,374	18,743
Total real estate construction	17,133	9,374	26,507
Consumer - direct	2,698	7,521	10,219
Subtotal	169,757	94,758	264,515
Fair value discount	(28,980)	(18,196)	(47,176)
Total covered loans	140,777	76,562	217,339
Allowance for loan losses	(2,727)	(525)	(3,252)
Total covered loans, net	$138,050	$76,037	$214,087

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

The following table presents the changes in the accretable yield for each respective acquired loan portfolio:

(dollars in thousands)	For the Year Ended December 31,
	2013		2012
	City Bank	North County Bank	City Bank	North County Bank
Balance, beginning of period	$49,168	$19,567	$78,004	$29,574
Accretion to interest income	(13,315)	(10,133)	(21,282)	(14,905)
Disposals	(13,985)	(3,487)	(8,866)	(6,546)
Reclassification (to) from nonaccretable difference	(3,364)	6,937	1,312	11,444
Balance, end of period	$18,504	$12,884	$49,168	$19,567

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

The following tables summarize the activity related to covered OREO:

(dollars in thousands)	For the Year Ended December 31, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$7,399	$6,061	$13,460
Additions to covered OREO	10,065	2,448	12,513
Dispositions of covered OREO, net	(12,321)	(5,639)	(17,960)
Valuation adjustments	(1,145)	(888)	(2,033)
Balance, end of period	$3,998	$1,982	$5,980

(dollars in thousands)	For the Year Ended December 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$19,341	$7,281	$26,622
Additions to covered OREO	2,515	7,201	9,716
Dispositions of covered OREO, net	(11,991)	(7,183)	(19,174)
Valuation adjustments	(2,466)	(1,238)	(3,704)
Balance, end of period	$7,399	$6,061	$13,460

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(7)  Covered Assets and FDIC Indemnification Asset (continued)

(c) FDIC Indemnification Asset:

The following table summarizes the activity related to the FDIC indemnification asset:

(dollars in thousands)	For the Year December 31, 2013
	City Bank	North County Bank	Total
Balance, beginning of period	$20,390	$14,181	$34,571
Change in FDIC indemnification asset	5,331	404	5,735
Reduction due to loans paid in full	(7,179)	(2,146)	(9,325)
Transfers due from FDIC	(7,674)	(8,771)	(16,445)
Balance, end of period	$10,868	$3,668	$14,536

(dollars in thousands)	For the Year Ended December 31, 2012
	City Bank	North County Bank	Total
Balance, beginning of period	$43,235	$22,351	$65,586
Change in FDIC indemnification asset	(8,704)	(422)	(9,126)
Reduction due to loans paid in full	(2,987)	(2,597)	(5,584)
Transfers due from FDIC	(11,154)	(5,151)	(16,305)
Balance, end of period	$20,390	$14,181	$34,571

(8) Premises and Equipment

Premises and equipment consisted of the following:

	December 31,
(dollars in thousands)	2013	2012
Land and buildings	$36,207	$35,892
Furniture and equipment	14,322	13,477
Land improvements	3,580	3,561
Computer software	3,706	3,689
Construction in progress	134	600
Subtotal	57,949	57,219
Less: accumulated depreciation	(22,911)	(20,468)
Total	$35,038	$36,751

Depreciation expense on premises and equipment totaled $2.6 million, $2.4 million and $2.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(9) Goodwill and Other Intangible Assets

The following table summarizes the changes in the Company’s goodwill and other intangible assets:

(dollars in thousands)		Other intangible assets
	Goodwill	Gross	Accumulated amortization	Net
Balance, December 31, 2010	$4,490	$3,343	$(672)	$2,671
Amortization	—	—	(622)	(622)
Balance, December 31, 2011	4,490	3,343	(1,294)	2,049
Amortization	—	—	(512)	(512)
Balance, December 31, 2012	4,490	3,343	(1,806)	1,537
Amortization	—	—	(439)	(439)
Balance, December 31, 2013	$4,490	$3,343	$(2,245)	$1,098

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

The Company conducted its annual evaluation of goodwill for impairment at December 31, 2013 and 2012.  At both dates, in the first step of the goodwill impairment test, the Company determined that the fair value of the Company exceeded its carrying amount; therefore, no impairment was recognized.  The significant assumptions and methodology utilized to test for goodwill impairment as of December 31, 2013 were consistent with those used at December 31, 2012.

The following table presents the expected amortization expense for other intangible assets:

(dollars in thousands)	Year	Expected amortization
	2014	$366
	2015	293
	2016	220
	2017	146
	2018	73
	Thereafter	—
		$1,098

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(10) Non-Covered Other Real Estate Owned

The following table presents the changes in non-covered other real estate owned for the years ended December 31:

(dollars in thousands)
	2013	2012
Balance, beginning of period	$3,023	$1,976
Additions to OREO	3,826	4,612
Capitalized improvements	241	—
Dispositions of OREO, net	(2,700)	(2,721)
Valuation adjustments	(1,323)	(844)
Balance, end of period	$3,067	$3,023

(11) Deposits

The following table presents the major types of deposits at December 31:

(dollars in thousands)	2013	2012
Noninterest-bearing demand	$265,412	$261,310
NOW accounts	370,244	345,599
Money market	347,670	295,441
Savings	124,516	112,725
Time deposits	359,650	447,898
Total	$1,467,492	$1,462,973

The following table presents the scheduled maturities of time deposits:

(dollars in thousands)	December 31, 2013
	Less than 1 year	1 - 2 years	2 - 3 years	3 - 4 years	4 - 5 years	Over 5 years	Total
Time deposits of $100,000 or more	$109,459	$32,900	$6,345	$5,256	$2,582	$—	$156,542
All other time deposits	154,362	37,050	4,904	3,519	3,273	—	203,108
Total	$263,821	$69,950	$11,249	$8,775	$5,855	$—	$359,650

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(12) Federal Home Loan Bank Borrowings and Federal Funds Purchased

A credit line has been established by the FHLB for the Bank. At December 31, 2013, the line of credit available to the Bank was $201.2 million. The Bank may borrow from the FHLB in amounts up to 20% of its total assets, subject to certain restrictions and collateral, with interest payable at the then stated rate. Advances on the line are collateralized by securities pledged and held in safekeeping by the FHLB, as well as supported by eligible real estate loans.  As of December 31, 2013, collateral consisted almost entirely of eligible real estate loans in the amount of $365.4 million.

The Company also uses lines of credit at correspondent banks to purchase federal funds for short-term funding. There were no outstanding borrowings at December 31, 2013 and 2012.  Available borrowings under these lines of credit totaled $45.0 million at December 31, 2013.

(dollars in thousands)	December 31,
	2013	2012
Year to date average balance	$—	$61
Maximum amount outstanding at any month end	—	—
Weighted average interest rate on amount outstanding at year end	—	—

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

Washington Banking Master Trust, a statutory business trust, is a wholly-owned subsidiary of the Company created for the exclusive purposes of issuing and selling capital securities and utilizing sale proceeds to acquire junior subordinated debt issued by the Company. During the second quarter of 2007, the Master Trust issued $25.0 million of trust preferred securities with a 30-year maturity, callable after the fifth year by the Company. The trust preferred securities have a quarterly adjustable rate based upon the London Interbank Offered Rate (“LIBOR”) plus 1.56%. On December 31, 2013, the rate was 1.81%.

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

(14) Income Taxes

The following table presents the components of income tax expense attributable to continuing operations included in the consolidated statements of income:

(dollars in thousands)	December 31,
	2013	2012	2011
Current tax expense	$4,369	$11,054	$4,692
Deferred tax expense (benefit)	2,503	(3,198)	2,419
Total	$6,872	$7,856	$7,111

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(14) Income Taxes (continued)

Reconciliation between the statutory federal income tax rate and the effective tax rate is as follows:

(dollars in thousands)	December 31,
	2013		2012		2011
Income tax expense at federal statutory rate	$7,479	35.0%	$8,645	35.0%	$8,072	35.0%
Federal tax credits	—	—%	(480)	(1.9)%	(480)	(2.1)%
Interest income on tax-exempt securities	(588)	(2.7)%	(512)	(2.1)%	(471)	(2.0)%
Other	(19)	(0.1)%	203	0.8%	(10)	(0.1)%
Total	$6,872	32.2%	$7,856	31.8%	$7,111	30.8%

Federal tax credits are related to the New Markets Tax Credit program, whereby a subsidiary of the Bank was awarded $3.1 million in future Federal tax credits which were available through 2012. Tax benefits related to these credits were recognized for financial reporting purposes in the same periods that the credits were recognized in the Company’s income tax returns. The Company believes that it has complied with the various regulatory provisions of the New Markets Tax Credit program for all years presented, and therefore has reflected the impact of these credits in its estimated annual effective tax rate for all years presented.

The following table presents major components of the net deferred income tax asset resulting from differences between financial reporting and tax basis:

(dollars in thousands)	December 31,
	2013	2012
Deferred tax assets:
Covered assets	$3,410	$19,877
Allowance for loan losses	11,100	7,139
Fair value adjustment of investment securities available for sale	2,799	—
Deferred compensation	535	473
Other	1,199	848
Total deferred tax assets	$19,043	$28,337
Deferred tax liabilities:
FDIC indemnification asset	$6,190	$13,943
Deferred loan fees	1,600	1,518
Premises and equipment	590	629
FHLB stock dividend	144	152
Investment in partnership	1,092	1,092
Prepaid expenses	295	217
Fair value adjustment of investment securities available for sale	—	2,531
Purchase accounting	4,277	6,451
Other	278	54
Total deferred tax liabilities	14,466	26,587
Deferred tax assets (liabilities), net	$4,577	$1,750

There was no valuation allowance for deferred tax assets as of December 31, 2013 or 2012. The Company has determined that it is not required to establish a valuation allowance for the deferred tax assets as management believes it is more likely than not that the deferred tax asset will be realized in the normal course of business.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(15) Earnings per Common Share

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

The following table reconciles the numerators and denominators of the basic and diluted earnings per common share computations:

(dollars in thousands)	December 31,
	2013	2012	2011
Income available to common shareholders	$14,496	$16,844	$14,868
Weighted average number of common shares, basic	15,495,000	15,422,000	15,329,000
Effect of dilutive stock awards	56,000	33,000	64,000
Weighted average number of common shares, diluted	15,551,000	15,455,000	15,393,000
Earnings per common share
Basic	$0.94	$1.09	$0.97
Diluted	$0.93	$1.09	$0.97
Antidulitive stock awards excluded from the
computation of diluted earnings per common share (in shares)	25,000	45,000	53,000

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

The Company’s contributions for the years ended December 31, 2013, 2012 and 2011; under the employee matching feature of the plan, were $428 thousand, $431 thousand and $372 thousand, respectively. This represents a match of the participating employees’ salary deferral of 50% of the first 6% of the compensation deferred for 2013, 2012 and 2011. There were no contributions under the profit sharing portion of the plan for the years presented.

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

At December 31, 2013 and 2012, liabilities recorded in connection with deferred compensation plan benefits totaled $781 thousand and $833 thousand, respectively, and are recorded in other liabilities.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(16) Employee Benefit Plans (continued)

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

The 2005 Plan provides grants of up to 833,333 shares, which includes any remaining shares subject to stock awards under the prior plans for future awards, or which have been forfeited, cancelled or expire. Grants from the 2005 Plan may take any of the following forms: incentive stock options, nonqualified stock options, restricted stock, restricted units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. As of December 31, 2013, the Company had 361,219 shares available for grant.

(a) Stock Options:  Under the terms of the 2005 Plan, the exercise price of each incentive stock option must be greater than or equal to the market price of the Company’s stock on the date of the grant. The plan further provides that no incentive stock option granted to a single grantee may exceed $100 thousand in aggregate fair market value in a single calendar year. Stock options vest over a period of no greater than five years from the date of grant. Additionally, the right to exercise the option terminates ten years from the date of grant.

The following table summarizes information on stock option activity during 2013:

	Shares	Weighted average exercise price per share	Weighted average remaining contractual terms (in years)	Total intrinsic value (in thousands)
Outstanding, January 1, 2013	107,845	$11.58
Granted	—	—
Exercised	(10,715)	11.60		$46
Forfeited, expired or cancelled	(1,763)	15.98
Outstanding, December 31, 2013	95,367	$11.50	3.74	$594
Exercisable at December 31, 2013	95,367	$11.50	3.74	$594

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on December 31, 2013, and the exercise price, times the number of shares) that would have been received by the option holders had all the option holders exercised their options on December 31, 2013.  This amount changes based upon the fair market value of the Company’s stock. The total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $46 thousand, $238 thousand and $191 thousand, respectively.

The Company recognizes compensation expense for stock option grants on a straight-line basis over the requisite service period of the grant.  No stock-based compensation expense was recognized for the year ended December 31, 2013.  The Company recognized $8 thousand and $86 thousand in stock-based compensation expense, as a component of salaries and benefits, for the years ended December 31, 2012 and 2011, respectively. As of December 31, 2013, there was no remaining unrecognized compensation costs related to nonvested stock option grants.

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

At December 31, 2013 and 2012, there were no restricted stock awards outstanding.  The total intrinsic value of restricted stock vested for the year ended December 31, 2011 was $16 thousand.

For the years ended December 31, 2013 and 2012, the Company did not recognize any restricted stock compensation expense as a component of salaries and benefits, compared to $8 thousand for the year ended December 31, 2011.

(c) Restricted Stock Units: The Company grants restricted stock units (“RSU”) periodically for the benefit of employees and directors. Recipients of RSUs receive shares of the Company’s stock upon the lapse of their related restrictions and do not pay any cash consideration to the Company for the shares.  Restrictions are based on continuous service.

The following table summarizes information on RSU activity during 2013:

	Shares	Weighted average fair value per share	Weighted average remaining contractual terms (in years)
Outstanding, January 1, 2013	99,811	$13.16
Granted	81,300	13.91
Vested	(47,605)	13.16
Forfeited, expired or cancelled	(6,197)	13.53
Outstanding, December 31, 2013	127,309	$13.62	1.83

For the year ended December 31, 2013, 2012 and 2011, the Company recognized $878 thousand, $803 thousand and $529 thousand in RSU compensation expense, respectively, as a component of salaries and benefits.  As of December 31, 2013, there was $1.1 million of total unrecognized compensation costs related to nonvested RSUs which is expected to be recognized over a weighted-average period of 1.7 years.

(18) Shareholders' Equity

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18) Shareholders' Equity (continued)

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
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(18) Shareholders' Equity (continued)

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

(19) Regulatory Capital Matters

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company’s and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about risk components, asset risk weighting and other factors.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(19) Regulatory Capital Matters (continued)

Risk-based capital guidelines issued by the FDIC establish a risk-adjusted ratio relating capital to different categories of assets and off-balance sheet exposures for banks. The Bank’s Tier 1 capital is comprised primarily of common equity and excludes accumulate other comprehensive income. Total capital also includes a portion of the allowance for loan losses, as defined according to regulatory guidelines. In addition, under Washington State banking regulations, the Bank is limited as to the ability to declare or pay dividends to the Company up to the amount of the Bank’s retained earnings then on hand. Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2013, the Company and Bank met the minimum capital requirements to which it is subject and is considered to be “well-capitalized.”

The following tables describe the Company’s and Bank’s regulatory capital and threshold requirements:

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2013	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$218,470	19.76%	$88,435	8.00%	N/A
Whidbey Island Bank	211,954	19.20%	88,330	8.00%	110,413	10.00%
Tier 1 risk-based capital ratio
Company (consolidated)	204,431	18.49%	44,217	4.00%	N/A
Whidbey Island Bank	197,931	17.93%	44,165	4.00%	66,248	6.00%
Tier 1 leverage ratio
Company (consolidated)	204,431	12.41%	65,887	4.00%	N/A
Whidbey Island Bank	197,931	12.02%	65,855	4.00%	82,319	5.00%

	Actual		For capital adequacy purposes		To be well-capitalized under prompt corrective action provisions
December 31, 2012	Amount	Ratio	Amount	Minimum ratio	Amount	Minimum ratio
Total risk-based capital ratio
Company (consolidated)	$210,545	19.39%	$86,856	8.00%	N/A
Whidbey Island Bank	203,471	18.77%	86,715	8.00%	108,393	10.00%
Tier 1 risk-based capital ratio
Company (consolidated)	196,889	18.13%	43,428	4.00%	N/A
Whidbey Island Bank	189,837	17.51%	43,357	4.00%	65,036	6.00%
Tier 1 leverage ratio
Company (consolidated)	196,889	11.78%	66,858	4.00%	N/A
Whidbey Island Bank	189,837	11.36%	66,820	4.00%	83,525	5.00%

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

Level 3:   Significant inputs to the valuation model are unobservable.

The following table presents the Company’s financial instruments measured at fair value on a recurring basis:

(dollars in thousands)	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$85,672	$—	$85,672
Residential pass-through securities	—	180,809	—	180,809
Taxable state and political subdivisions	—	2,468	—	2,468
Tax exempt state and political subdivisions	—	74,807	—	74,807
Corporate obligations	—	10,933	—	10,933
Agency-issued collateralized mortgage obligations	—	54,145	—	54,145
Asset-backed securities	—	21,816	—	21,816
Investments in mutual funds and other equities	1,892	—	—	1,892
Total	$1,892	$430,650	$—	$432,542

(dollars in thousands)	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total
U.S. government agencies	$—	$88,586	$—	$88,586
Residential pass-through securities	—	168,423	—	168,423
Taxable state and political subdivisions	—	5,312	—	5,312
Tax exempt state and political subdivisions	—	58,985	—	58,985
Corporate obligations	—	10,435	—	10,435
Agency-issued collateralized mortgage obligations	—	14,046	—	14,046
Asset-backed securities	—	25,188	—	25,188
Investments in mutual funds and other equities	1,993	—	—	1,993
Total	$1,993	$370,975	$—	$372,968

There were no transfers between Level 1, Level 2 and Level 3 during the years ended December 31, 2013 or 2012.

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) Fair Value Measurements (continued)

The following table presents the carrying value of financial instruments by level within the fair value hierarchy, for which a non-recurring change in fair value has been recorded:

(dollars in thousands)	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$28,412	$28,412	$(4,552)
Non-covered other real estate owned (2)	—	—	3,067	3,067	(1,323)
Covered other real estate owned (2)	—	—	5,980	5,980	(2,033)
Total	$—	$—	$37,459	$37,459	$(7,908)

(dollars in thousands)	Fair Value at December 31, 2012
	Level 1	Level 2	Level 3	Total	Total losses for the period
Non-covered impaired loans (1)	$—	$—	$38,299	$38,299	$(8,485)
Non-covered other real estate owned (2)	—	—	3,023	3,023	(844)
Covered other real estate owned (2)	—	—	13,460	13,460	(3,704)
Total	$—	$—	$54,782	$54,782	$(13,033)

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

Impaired loans that are collateral dependent are reviewed quarterly.  The review involves a collateral valuation review, which also contemplates an assessment of whether the last appraisal is outdated.  Recent appraisals, adjustments to outdated appraisals, knowledgeable third party opinions of value and current market conditions are combined to determine whether a specific reserve and/or a loan charge-off is required.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  For the period ended December 31, 2013, one non-covered impaired loan totaling $105 thousand had an adjustment to the appraisal, based on unobservable inputs, of 30%.

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

(b) Disclosures about Fair Value of Financial Instruments: The tables below are a summary of fair value estimates for financial instruments, excluding financial instruments recorded at fair value on a recurring and nonrecurring basis (summarized in the table above). The carrying amounts in the following table are recorded in the statement of financial condition under the indicated captions. The Company has excluded non-financial assets and non-financial liabilities such as Bank premises and equipment, deferred taxes and other liabilities.

(dollars in thousands)	December 31, 2013
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,489	$27,489	$27,489	$—	$—
Interest-bearing deposits	103,869	103,869	103,869	—	—
Investment securities available for sale	432,542	432,542	1,892	430,650	—
FHLB stock	7,172	7,172	7,172	—	—
Loans held for sale	3,389	3,389	—	3,389	—
Non-covered loans	888,686	885,627	—	—	885,627
Covered loans	151,955	144,450	—	—	144,450
Bank owned life insurance	17,836	17,836	17,836	—	—
FDIC indemnification asset	14,536	16,833	—	—	16,833
Financial liabilities:
Deposits	1,467,492	1,471,214	1,107,842	363,372	—
Junior subordinated debentures	25,774	17,578	—	—	17,578

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(20) Fair Value Measurements (continued)

(dollars in thousands)	December 31, 2012
		Fair value measurements using:
	Carrying value	Total	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$32,145	$32,145	$32,145	$—	$—
Interest-bearing deposits	75,428	75,428	75,428	—	—
Investment securities available for sale	372,968	372,968	1,993	370,975	—
FHLB stock	7,441	7,441	7,441	—	—
Loans held for sale	18,043	18,043	—	18,043	—
Non-covered loans	853,134	858,660	—	—	858,660
Covered loans	217,339	234,396	—	—	234,396
Bank owned life insurance	17,704	17,704	17,704	—	—
FDIC indemnification asset	34,571	22,630	—	—	22,630
Financial liabilities:
Deposits	1,462,973	1,468,189	1,015,075	453,114	—
Junior subordinated debentures	25,774	12,155	—	—	12,155

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21) Washington Banking Company Information

The summarized condensed financial statements for Washington Banking Company (parent company only) are presented in the following tables:

Condensed Balance Sheets

(dollars in thousands)	December 31,
	2013	2012
Assets
Cash and cash equivalents	$5,323	$5,327
Investment in subsidiaries	199,204	201,345
Other assets	1,284	1,747
Total assets	$205,811	$208,419
Liabilities
Junior subordinated debentures	$25,774	$25,774
Other liabilities	107	21
Total liabilities	25,881	25,795
Shareholders' Equity
Common stock	86,714	85,707
Retained earnings	98,431	92,234
Accumulated other comprehensive (loss) income, net	(5,215)	4,683
Total shareholders' equity	179,930	182,624
Total liabilities and shareholders' equity	$205,811	$208,419

Condensed Statements of Income

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
Interest income:
Interest on taxable investment securities	$14	$16	$15
Total interest income	14	16	15
Interest expense:
Junior subordinated debentures	478	532	489
Total interest expense	478	532	489
Noninterest expense	1,432	1,057	905
Loss before income tax benefit and undistributed earnings of subsidiaries	(1,896)	(1,573)	(1,379)
Income tax benefit	664	550	482
Loss before undistributed earnings of subsidiaries	(1,232)	(1,023)	(897)
Undistributed earnings of subsidiaries	6,878	8,967	11,949
Dividend income from Bank	8,850	8,900	4,900
Net income before preferred dividends	14,496	16,844	15,952
Preferred dividends	—	—	1,084
Net income available to common shareholders	$14,496	$16,844	$14,868

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(21) Washington Banking Company Information (continued)

Condensed Statements of Cash Flows

(dollars in thousands)	For the Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$14,496	$16,844	$15,952
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed earnings of subsidiaries	(6,878)	(8,967)	(11,949)
Net decrease (increase) in other assets	467	(524)	(490)
Net increase (decrease) in other liabilities	86	(3)	(168)
Cash flows provided by operating activities	8,171	7,350	3,345
Investing activities:
Investment in subsidiaries	—	—	31,382
Cash flows provided by investing activities	—	—	31,382
Financing activities:
Redemption of preferred stock	—	—	(26,380)
Repurchase of common stock warrant	—	—	(1,625)
Dividends paid on preferred stock	—	—	(38)
Dividends paid on common stock	(8,299)	(7,717)	(3,068)
Proceeds from issuance of common stock under stock plans	124	301	301
Cash flows used in financing activities	(8,175)	(7,416)	(30,810)
Net change in cash and cash equivalents	(4)	(66)	3,917
Cash and cash equivalents at beginning of period	5,327	5,393	1,476
Cash and cash equivalents at end of period	$5,323	$5,327	$5,393

(22)  Commitments and Contingencies

(a) Leasing Arrangements: The Company is obligated under a number of non-cancelable operating leases for land and buildings.  The majority of these leases have renewal options.  In addition, some o the leases contain escalation clauses tied to the consumer price index with caps.

At December 31, 2013, the Company’s future minimum rental payments required under land, buildings and equipment operating leases that have initial or remaining non-cancelable lease terms of one year or more are as follows:

(dollars in thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Minimum payments	$1,392	$1,285	$1,182	$1,107	$922	$1,683	$7,571

Rent expense applicable to operating leases was $1.7 million for the year ended December 31, 2013 and $1.5 million for the years ended December 31, 2012 and 2011.

(b) Commitments to Extend Credit: Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counter party.  Collateral held varies, but may include: property, plant and equipment; accounts receivable; inventory; and income-producing commercial properties.

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(22)  Commitments and Contingencies (continued)

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Except for certain long-term guarantees, the majority of guarantees expire in one year.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Collateral supporting those commitments, for which collateral is deemed necessary, generally amounts to one hundred percent of the commitment amount at December 31, 2013.

For the years ended December 31, 2013, 2012 and 2011, the Bank has not been required to perform on any financial guarantees and no losses were incurred.

Commitments to extend credit were as follows:

(dollars in thousands)	December 31, 2013
Loan commitments:
Fixed rate	$10,380
Variable rate	183,344
Total loan commitments	193,724
Standby letters of credit	1,114
Total commitments	$194,838

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

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(23) Related Party Transactions

At December 31, 2013 and 2012, the Bank had loans to persons serving as directors and executive officers, and to entities related to such individuals.  All loans were made on essentially the same terms and conditions as comparable transactions with other persons, and do not involve more than the normal risk of collectability.  The following table details the loan activity of related party transactions for the years ended December 31:

(dollars in thousands)	2013	2012
Beginning balance	$2,403	$3,804
New loans or advances	121	1,772
Payments	(259)	(3,173)
Reclassifications (1)	(396)	—
Ending balance	$1,869	$2,403
Available credit	$525	$755

(1) Represents loans that were once considered related party but are no longer considered related party, or loans that were not related party that subsequently became related party loans.

The Bank held deposits from related parties totaling $1.5 million and $2.3 million at December 31, 2013 and 2012, respectively.

(24) Selected Quarterly Financial Data (Unaudited)

Results of operations on a quarterly basis were as follows:

(dollars in thousands, except per share data)	For the Year Ended December 31, 2013
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$19,610	$18,726	$18,469	$18,554
Interest expense	1,428	1,369	1,322	1,301
Net interest income	18,182	17,357	17,147	17,253
Provision for loan losses	1,950	11,764	525	376
Net interest income after provision for loan losses	16,232	5,593	16,622	16,877
Noninterest income	4,346	11,697	3,137	3,165
Noninterest expense	13,867	12,926	13,072	16,436
Income before provision for income tax	6,711	4,364	6,687	3,606
Provision for income tax	2,127	1,456	2,185	1,104
Net income available to common shareholders	$4,584	$2,908	$4,502	$2,502
Basic earnings per share	$0.30	$0.19	$0.29	$0.16
Diluted earnings per share	$0.30	$0.19	$0.29	$0.16
Cash dividends declared per share	$0.15	$0.15	$0.09	$0.15

WASHINGTON BANKING COMPANY AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(dollars in thousands, except per share data)	For the Year Ended December 31, 2012
	First quarter	Second quarter	Third quarter	Fourth quarter
Interest income	$23,283	$22,726	$22,262	$21,439
Interest expense	1,981	1,837	1,710	1,585
Net interest income	21,302	20,889	20,552	19,854
Provision for loan losses	2,000	2,748	1,250	3,746
Net interest income after provision for loan losses	19,302	18,141	19,302	16,108
Noninterest income	1,297	988	1,358	4,603
Noninterest expense	13,655	15,109	13,663	13,972
Income before provision for income tax	6,944	4,020	6,997	6,739
Provision for income tax	2,171	1,173	2,359	2,153
Net income available to common shareholders	$4,773	$2,847	$4,638	$4,586
Basic earnings per share	$0.31	$0.18	$0.30	$0.30
Diluted earnings per share	$0.31	$0.18	$0.30	$0.30
Cash dividends declared per share	$0.12	$0.14	$0.09	$0.15

(25) Subsequent Events

On January 30, 2014, the Company announced that its Board of Directors declared a cash dividend of $0.08 per common share to shareholders of record as of February 10, 2014, payable on February 26, 2014.

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

Changes in Internal Control over Disclosure and Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the period ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

See “Management’s Report on Internal Control Over Financial Reporting” set forth in Item 8- Financial Statements and Supplementary Data, immediately preceding the financial statement audit report of Moss Adams LLP.

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information about the Directors

The address for each of the directors is care of Washington Banking Company, 450 SW Bayshore Drive, PO Box 7001, Oak Harbor, Washington 98277. All directors are presently directors of both the Company and the Bank.

Rhoda L. Altom                                            Director since 2013

Ms. Altom, 57, is a real estate investor and manager and has been the President and Managing Member of Milestone Properties and Milestone Managers since 1984. Her company specializes in the acquisition and property management of commercial, retail, apartment and land projects which are held in partnerships to own and operate properties in the Puget Sound area. A resident of Seattle, Ms. Altom holds a BS degree in Engineering - Construction Management from Washington State University and an Executive Masters in Business Administration from the University of Washington. She is a founder and trustee of several philanthropic associations, including the YWCA Endowment Guild, Washington Women’s Foundation and Pediatric Brain Tumor Research Fund & PBTRF Guild at Children’s Hospital. Ms. Altom received an Alumni Achievement Award from WSU in 2009. Ms. Altom’s business acumen and strategic management skills, together with her broad experience serving on various boards and committees, bring strong operational and financial experience to the Board.

Mark D. Crawford                                        Director since 2011

Mr. Crawford, 53, is the vice-president and general manager of Smokey Point Concrete/ Skagit Ready Mix unit of CPC Materials, Inc. He previously served as the president of Smokey Point Concrete, Inc. from 1986 until September 2013, when the company was purchased by CPC Materials, Inc. Mr. Crawford is a board member and past-President of the Washington Aggregate & Concrete Association and is an Advisory Board member for Youth Dynamics, Arlington WA. Mr. Crawford is extremely involved in the community, particularly with youth activities, devoting a lot of time to coaching and attending local sporting events. Mr. Crawford has additional experience in board and committee service for other local entities and he holds a Bachelor of Arts Degree in Business Management from Portland State University. He contributes to the board by drawing on his knowledge of business practices, familiarity with the Snohomish County market and previous experience as a director.

Deborah J. Gavin                                        Director since 2013

Ms. Gavin, 57, was employed by the Boeing Company for over 20 years and retired from the position of Vice President of Finance and Controller in 2010. Ms. Gavin served as an Undergraduate and Graduate Adjunct Accounting Faculty with City University, Seattle and was a Management Consultant for Deloitte. Prior to her employment with Boeing, Ms. Gavin was a Special Agent with the US Department of Treasury. Ms. Gavin is a Certified Public Accountant in the State of Washington. She holds a Bachelor of Science degree in Business from the State University of New York College at Buffalo and an MBA in Finance from Seattle University. Ms. Gavin is currently a board member of the Washington Business Alliance. Her extensive financial background, leadership skills and depth of public company knowledge provide the Board and Audit Committee with valuable expertise.

Jay T. Lien                                            Director since 1987

Mr. Lien, 70, has been the president of a real estate company since 1986. He is currently the President of Saratoga Passage LLC, a real estate company that was established in 2004. Mr. Lien served as Chairman of the Board of the Company and the Bank from September 1998 until April 2001. In addition to providing diversity in geographic representation through his activity on Camano Island and in San Juan County, Mr. Lien’s experience in the real estate industry and as a business owner provides specialized knowledge of the Bank’s market areas and real estate economic conditions. A significant portion of the Bank’s lending activity is in commercial real estate and an understanding of real estate in each of our primary markets is essential to our loan review process.

Gragg E. Miller                                            Director since 2009

Mr. Miller, 62, is the Principal Managing Broker of Coldwell Banker Bain realtors in Bellingham and has held a principal position at the same realty firm since 1978. Mr. Miller holds a Bachelor’s Degree from the University of Washington. He has attended numerous professional institutes in the real estate field and was honored with the Lifetime Achievement Award from the Whatcom County Board of Realtors in 2006. Mr. Miller has extensive community relations experience, with involvement in civic and business organizations in Bellingham. He brings to the board a specialized knowledge of the real estate industry, with a focus in Whatcom County, and experience in overseeing a growing company.

Anthony B. Pickering                                        Director since 1996

Mr. Pickering, 66, owned Max Dale’s Restaurant and Stanwood Grill from 1983 and 2001, respectively, until 2008. He holds a Bachelor’s Degree in Mathematics from Washington State University. He is a past-President of the Skagit Valley Hospital Foundation and previously served as a Trustee for the Washington State University Foundation Board of Trustees and on the board of the Economic Development Association of Skagit County. Mr. Pickering currently serves as Chairman of the Board of the Company and the Bank, on the board of directors of the Skagit Preschool and Resource Center and the Skagit Regional Public Facilities District. Mr. Pickering’s reputation as a well-respected member of the Skagit County community, including Mount Vernon citizen of the year, and his prior board experience bring leadership qualities to the board. Mr. Pickering’s business background gives him experience in financial literacy, human resources management and community relations.

Robert T. Severns                                        Director since 2010

Mr. Severns, 63, has been in the title insurance business for over 40 years. From 1999, he was the President of Chicago Title Insurance Company/ Island Division, Oak Harbor until retiring to part-time status in 2011. He served on the Island Title Company Board of Directors for 15 years and served on the Board for Land Title of Kitsap and Mason Counties for four years. Mr. Severns serves as an Oak Harbor City Council member. He holds a Bachelor of Arts Degree in Administrative Management from Central Washington University, and has varied experience in board and committee memberships at local and state levels. Mr. Severns brings to the board a specialized knowledge of the title insurance industry, extensive community involvement and a considerable amount of experience as a director.

John L. Wagner                                            Director since 2007

Mr. Wagner, 70, has been the President and Chief Executive Officer of the Company since October 2008 and was the President and Chief Executive Officer of the Bank from April 2007 through December 2011. He joined the Bank in 1999 as Senior Vice President and Regional Manager in Whatcom County. In 2002, Mr. Wagner was selected to oversee branch administration and was promoted to COO in 2004. Mr. Wagner has a broad background in banking and international finance as well as comprehensive administrative experience as former President of Bank of Washington in Bellingham, Washington. Mr. Wagner has extensive experience regarding the operations and products of the Company, gained through his position as President of the Company and his prior operations experience with the Bank. He brings to the Board specialized knowledge of the banking and financial services industries, extensive experience in human resources management and community relations experience.

Information about the Executive Officers

The following table sets forth certain information about the Company’s executive officers. The named executive officers, (all officers listed below other than Mr. Eng), are referred to in this proxy statement as the “Named Executives.":

Name	Age	Position	Has Served as an Executive Officer of the Company or Bank Since
John L. Wagner	70	President and Chief Executive Officer/ Washington Banking Company	2004
Bryan McDonald	42	President and Chief Executive Officer/Whidbey Island Bank	2010
Richard A. Shields	54	Executive Vice President and Chief Financial Officer	2004
George W. Bowen	65	Executive Vice President and Chief Banking Officer	2012
Edward Eng	51	Executive Vice President and Chief Administrative Officer	2012
Daniel E. Kuenzi	49	Executive Vice President and Chief Credit Officer	2012

John L. Wagner. Biographical information for Mr. Wagner is presented above in “Information about Directors.”

Bryan McDonald. Mr. McDonald was promoted to President and Chief Executive Officer of the Bank as of January 1, 2012. Mr. McDonald joined the Bank in 2006 as Commercial Banking Manager and he served as Senior Vice President and Chief Operating Officer of the Bank from April 1, 2010 until his promotion to Executive Vice President on August 26, 2010. Mr. McDonald has been serving in the banking industry since 1994, including in regional commercial lending management roles since 1996 for Washington Mutual and Peoples Bank. Mr. McDonald has served as a director on the board of Whidbey Island Bank since January 2012.

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

George W. Bowen. Mr. Bowen was promoted to Executive Vice President and Chief Banking Officer effective January 1, 2012. Mr. Bowen’s responsibilities include overseeing retail, mortgage and commercial customer-related business lines. He has over 40 years of experience in commercial lending, retail banking and various management positions. Mr. Bowen has an MBA from Western Washington University. Prior to joining Whidbey Island Bank in 2010, Mr. Bowen was Senior Executive Vice President and Chief Lending Officer at a bank in Whatcom County, a position he held from 1996 to 2010.

Edward Eng. Mr. Eng was promoted to Executive Vice President and Chief Administrative Officer effective January 1, 2012 and has responsibility over the Bank’s back room support functions and project management. Mr. Eng is a CPA with an MBA from the University of Washington. In addition to experience in public accounting, he has 24 years of banking experience covering accounting, finance, technology, M&A, loan operations and compliance. Mr. Eng was the Division Finance Officer within the consumer lending and commercial banking groups of Washington Mutual from 2005 to 2009. He worked as an independent consultant during 2009 and 2010. The Bank engaged him for consulting services in 2010 prior to Mr. Eng accepting the FDIC Loss Share Reporting and Accounting Manager position with the Bank in December 2010.

Daniel E. Kuenzi. Mr. Kuenzi took over as Executive Vice President and Chief Credit Officer on January 1, 2012. Mr. Kuenzi started with Whidbey Island Bank in 2007 as a Commercial Banking Team Leader, then a Region Manager, and transitioned into the role of Senior Credit Administrator in 2010. Mr. Kuenzi has accumulated 25 years of commercial credit, lending and management experience through his positions at Wells Fargo Bank, Washington Mutual Bank, US Bank and Whidbey Island Bank.

All officers are elected by the Board of Directors for one year terms or until their successors are appointed and qualified. Mr. Wagner has a Salary Continuation Plan with the Company and the Bank. Each of the other Named Executives has an employment agreement with the Company or the Bank. See the narrative discussion following the Summary Compensation table below.

Section 16(a) Beneficial Ownership Reporting Compliance

Washington Banking Company (WBCO) is a reporting company under the Exchange Act. Section 16(a) of the Exchange Act, and the rules promulgated thereunder, require directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) to report their ownership and any change in ownership of WBCO securities to the SEC. A Form 5 for Mr. Miller was filed in January 2014 to report disposition transactions that occurred in 2012 and 2013 totaling 1,356 shares. Mr. Miller gifted shares to his adult offspring. Based solely upon our review of (i) Forms 3, 4 and 5 that we filed on behalf of directors and executive officers, or received from them with respect to the fiscal year ended December 31, 2013, and (ii) their written representations that no Form 5 is required, we believe that all other reporting persons made all required Section 16 filings with respect to the 2013 fiscal year on a timely basis.

Information regarding the Board and its Committees

The Board of Directors of WBCO has established standing committees, including an Audit Committee, a Compensation Committee and a Corporate Governance / Nominating Committee. Only non-management, independent directors serve on such committees. The table below shows current membership for each of the standing Board committees.

Audit Committee	Compensation Committee	Corporate Governance/Nominating Committee
Rhoda L. Altom Mark D. Crawford Deborah J. Gavin Gragg E. Miller* Anthony B. Pickering	Mark D. Crawford Deborah J. Gavin Jay T. Lien Anthony B. Pickering Robert T. Severns*	Rhoda L. Altom Jay T. Lien* Gragg E. Miller Anthony B. Pickering Robert T. Severns
* Committee Chairman

Audit Committee. The Audit Committee reviews and approves the services of our independent auditors; reviews the plan, scope, and audit results of our internal auditors and independent auditors; and reviews the examination reports of bank regulatory authorities. The Audit Committee also reviews the Company’s annual and other reports filed with the Securities and Exchange Commission (“SEC”) and the annual report to WBCO shareholders. Each of the Audit Committee members is independent of management within the meaning of currently applicable SEC rules and the Nasdaq Global Select Market listing requirements.

The Board of Directors reviews the criteria for an “audit committee financial expert” under applicable rules on an annual basis, typically after the shareholders’ election of directors. Based on its review of the criteria in 2013, the Board determined that independent director Ms. Gavin qualifies as an audit committee financial expert. The Company’s Board of Directors has adopted a written charter for the Audit Committee which is available on our web page, www.wibank.com. The document can be accessed by clicking on the “Investor Relations” tab and then the “Governance” tab. There were four meetings of the Audit Committee during 2013 and each of the Audit Committee members serving in 2013 attended at least 75% of the meetings.

Compensation Committee. The Compensation Committee is responsible for establishing and monitoring compensation programs, and for evaluating the performance of executive officers of WBCO and its subsidiaries. Each of the Compensation Committee members is independent within the meaning of currently applicable SEC rules and the Nasdaq Global Select Market listing requirements. The Company’s Board of Directors has adopted a written charter for the Compensation Committee, which is posted on the Company’s website, www.wibank.com. The document can be accessed by clicking on the “Investor Relations” tab and then the “Governance” tab. During 2013, there were four meetings of the Compensation Committee and each of the Compensation Committee members serving in 2013 attended at least 75% of the meetings.

Corporate Governance / Nominating Committee. The Corporate Governance / Nominating Committee performs a critical role in guiding the Company’s strategic direction and oversees the management of the Company, as well as performing the functions of a nominating committee. Board candidates, including directors up for re-election and potential candidates recommended by shareholders, are considered based upon various criteria, such as business and professional skills and experiences, banking experience, concern for long-term interests of the shareholders, personal integrity, freedom from conflicts of interest, sound business judgment, community involvement (including in the Bank's market areas) and time available to devote to board activities. The committee considers the attributes and experience of retiring directors when seeking nominees. The committee does not have a specific policy with regard to the consideration of diversity in identifying director nominees, although the committee’s objective is to create a corporate Board comprised of a diverse blend of people who possess individual skills and knowledge that contribute to the effectiveness of the Board as a whole.

Historically, the committee identified nominees for director through recommendations of directors, executive officers, and shareholders. More recently, the Board engaged the services of a search company to locate potential candidates. The process was successful, with two of the current directors having been identified by the search company, and it is reasonable that the Board would consider paying for like services at some point in the future.

The Corporate Governance / Nominating Committee is comprised solely of directors who are independent within the meaning of currently applicable SEC rules and the Nasdaq Global Select Market listing requirements. The Company’s Board of Directors has adopted a written charter for the Corporate Governance / Nominating Committee, which is posted on the Company’s website, www.wibank.com. The document can be accessed by clicking on the “Investor Relations” tab and then the “Governance” tab. During 2013, the Corporate Governance / Nominating Committee met twice and each committee member serving in 2013 attended at least 75% of the meetings.

Board of Directors Meetings. There were 17 meetings of the Board of Directors of the Company during 2013. All directors serving in 2013 attended at least 75% of the total meetings of the Board in 2013.

Board Leadership Structure

The Board of Directors, in its discretion, may elect a Chairman of the Board. The Chairman leads the board and presides at all Board meetings, and is responsible for delivery of information for the Board’s informed decision-making.

Based upon the structure that we believe best serves the interests of the Company and its shareholders, the Board determines whether the role of the Chairman of the Board and the Chief Executive Officer should be held by one individual or should be separated. Currently, the Chairman of the Board is an independent director.

The Board’s Role in Risk Oversight

Throughout the year, the Board assesses the primary operational and regulatory risks facing the Company and the Bank. In their discussions, the Board considers the relative magnitude of the risks, the likelihood of the risks coming to fruition, and reviews the plans that management has to mitigate those risks. The Audit Committee, which is responsible for the oversight of the Bank’s internal auditor and the Bank’s independent auditors, meets directly with those auditors at various times during the course of the year, reports to the entire Board on the risks discussed in its committee meetings and management’s plans and progress in the supervision and control of those risks.

The Company has a management Risk Management Committee comprised of representatives from each operating area of the Bank. The primary purpose of the committee is to review financial and operating risks, identify potential new risks and evaluate the effectiveness of the bank’s risk management process. The committee is chaired by the internal auditor, who provides periodic reports to the Board of Directors regarding the committee’s assessments of risks.

The Board will continue to review and approve or modify the level of risk that is acceptable, monitor the status of significant risks and the responses thereto, evaluate the status of new initiatives to identify and control risks, and monitor the enterprise risk management strategy and infrastructure.

Director Attendance at Annual Meeting

It is the Company’s policy that the directors who are up for election at the Annual Meeting attend the meeting. All directors who were up for election at the 2013 Annual Meeting attended the meeting.

Communications with Directors

The Board provides a process for shareholders to send communications to the Board or any of the directors. Shareholders may send communications to the attention of the Company’s Secretary, Shelly Angus, Washington Banking Company, 450 SW Bayshore Drive, P.O. Box 7001, Oak Harbor, Washington 98277. All communications will be compiled by the Secretary and submitted to the Board or the individual director on a periodic basis.

Shareholder Recommendations for Director Nominees and Nominations by Shareholders

The Board will consider candidates recommended by security holders, and the Company also accepts shareholder nominations made in accordance with the Company’s Bylaws. Recommendations by shareholders are duly considered by the Board or Corporate Governance / Nominating Committee and the committee does not have a specific policy unique to the consideration of director candidates recommended by security holders. The committee does not feel a policy is necessary as it applies the same analysis to all candidates. Shareholders interested in making a recommendation of a potential candidate should follow the procedure for Board communications described above, and the Secretary will forward the recommendation to the Board or the committee. The committee believes that qualified candidates have a combination of one or more of the following: business and professional skills and experience, banking experience, concern for long-term interests of the shareholders, personal integrity, freedom from conflicts of interest, sound business judgment, community involvement (including in the Bank's market areas) and time available to devote to board activities.

The Company’s Bylaws require that shareholder nominations must be made in writing not less than 14 nor more than 50 days prior to the meeting, and must be delivered or mailed to the Chairman of WBCO. However, if less than 21 days’ notice of the meeting is given to shareholders, the notification must be mailed or delivered to the Chairman not later than the close of business on the seventh day following the day on which notice of the meeting was mailed. Such notification must contain the following information to the extent known to the notifying shareholder: (a) the name and address of each proposed nominee; (b) the principal occupation of each proposed nominee; (c) the total number of shares of stock of WBCO that will be voted for each proposed nominee; (d) the name and address of the notifying shareholder; (e) the number of shares of stock of WBCO owned by the notifying shareholder; and (f) whether the nominee has agreed to serve if elected. Nominations not made in accordance with the above requirements may be disregarded by the Chairman of the meeting, in his discretion, and upon the Chairman’s instruction, the inspector of elections and vote tabulator may disregard all votes cast for such a nominee.

There have been no material changes to the procedures by which shareholders may recommend nominees to our board of directors since our procedures were disclosed in the proxy statement for the 2013 Annual Meeting.

CODE OF ETHICS

The Company has adopted a Code of Conduct which contains a Code of Ethics that is applicable to the Chief Executive Officer, Chief Financial Officer and all other persons performing similar functions. The Company’s Code of Conduct is available on the Company’s website at www.wibank.com and is also available free of charge by writing to Washington Banking Company, Investor Relations, PO Box 7001, Oak Harbor, WA 98277. We require all employees to adhere to the Code of Conduct in addressing legal and ethical issues that they encounter. The Code requires employees to avoid conflicts of interest, comply with all laws and regulations, and conduct business in an honest and ethical manner. Our employees may report confidential and anonymous complaints to an “ethics hotline” by calling a toll-free phone number maintained by an independent vendor.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the Company’s compensation philosophy and the process that the Compensation Committee and Board undertakes, and factors it considers, in determining appropriate compensation for executives. The Compensation Committee is responsible for establishing and monitoring compensation programs, and for evaluating the performance of executive officers of WBCO and its subsidiaries. Any action taken by the Compensation Committee is reported to the Board at the next Board of Directors meeting with the Compensation Committee’s recommendation, and the Board considers recommended compensation plans and arrangements with executives. The Compensation Committee consists of directors who are independent under NASDAQ and SEC definitions, and the committee operates under a charter available on our web site.

The Chief Executive Officer is actively involved in the compensation process as he recommends, when appropriate, salaries, incentives and awards for other executive officers to the Compensation Committee. The Compensation Committee, however, ultimately reviews and approves individual executive officer salaries, incentives, bonuses, stock option grants and other equity-based awards.

The Compensation Committee considered the results of the 2013 annual say-on-pay vote with over 96% voting to approve executive compensation.

Compensation Philosophy. The Compensation Committee believes that compensation of executive officers and other key personnel should reflect and support the Company’s goals and strategies and should attract and retain employees who are critical to the Company’s long-term success.

Principles guiding the compensation philosophy include:

•	providing a competitive salary;

•	maintaining flexibility within the compensation programs to adapt to changes, such as the local competitive environment or recruiting conditions; and

•	providing incentive compensation to reward performance, align employee and corporate goals, and retain key members of senior management.

The Company has historically emphasized cash incentives for performance and equity-based compensation as a long term retention tool and an additional tie to the long-term success of WBCO. Cash incentives were historically awarded to create a close link between the interests of employees and shareholders by rewarding growth in assets and earnings while maintaining good asset quality. The Compensation Committee believes that cash incentives, either pursuant to a plan linked to specific goals or in the Board’s discretion based on the Company’s profitability and individual annual performance, are an important part of the Company’s compensation program.

Review of Risk Associated With Compensation Plans. The Compensation Committee reviews incentive plans on an annual basis to determine appropriate awards for the prior year and to make adjustments for the current year’s incentives and award levels. Historically, incentive compensation plans have included provisions that enable adjustment for the final scoring and payments based on audited results and other factors. Cash-based incentive plans were not in effect during 2013.

All members of the Compensation Committee are provided information regarding the Company’s financial performance and they use this information when reviewing and approving incentive payouts to the Named Executives. The Board regularly receives reports about key credit measures and steps undertaken by management to address credit risk and discourage excessive or unnecessary risk-taking.

The Compensation Committee meets with senior risk officers of the Company to review incentive compensation plans for all employees, and concluded that those plans in effect in 2013 did not present risks that were reasonably likely to have a material adverse effect on the Company, encourage earnings manipulation or expose the Company to unnecessary risk. The Company continued to suspend cash incentive-based compensation plans for all employees in 2013 with the exception of the real estate department employees, none of whom are Named Executives. All but two real estate loan officers received incentive-based compensation for originating mortgages; the remaining two received commission-based compensation for mortgage originations. Risk related to incentive and commission based compensation to loan officers is mitigated through internal audits and the fact that loans are sold into the secondary market and must meet certain conditions for sale.

Compensation Programs and 2013 Compensation Decisions. For 2013, WBCO’s compensation program included competitive salaries and benefits and also opportunities for employee ownership of WBCO common stock through a stock incentive plan. In October 2011, the Company worked with Matthews, Young - Management Consulting to complete a report of compensation data of regional bank holding companies with total assets between $1.3 billion and $3.1 billion (AmericanWest Bancorp, BOFI Holding Inc, Cascade Bancorp, Cascade Financial Corp, Center Financial Corp, Cobiz Financial Inc., Farmers & Merchants Bancorp, First California Financial Group, First Financial Northwest, First Regional Bancorp, Guaranty Bancorp, Hanmi Financial Corp, Heritage Commerce Corp, Horizon Financial, PremierWest Bancorp, Provident Financial, Sierra Bancorp, Temecula Valley Bancorp, Trico Bancshares, United Western Bancorp and West Coast Bancorp) and, because of the number of regional bank holding companies that were not profitable, a report of compensation data of profitable bank holding companies with assets between $1.3 billion and $2.5 billion that were not limited to the western region of the United States (Alliance Financial, Camden National Corp, Canandaigua Financial Corp, Cardinal Financial Corp, Enterprise Bancorp, ESB Financial Corp, Farmers & Merchants Bancorp, First Financial Corp, First Long Island Corp, Hills Bancorporation, Horizon Bancorp, Merchants Bancshares, NASB Financial Inc, Northfield Bancorp Inc, Oceanfirst Financial Corp, Rockville Financial Inc, S Y Bancorp Inc, Sierra Bancorp and Trico Bancshares). In preparation for the 2013 compensation period, the consultant was contacted regarding the continuing relevance of the data. The consultant determined that there had not been sufficient change in market data to warrant a new study and data from the October 2011 review remained applicable.

In determining compensation packages for individual executives, the Compensation Committee considers WBCO’s overall performance, as measured by attainment of strategic and budgeted financial goals and prior performance. The Compensation Committee also reviews generally available peer data and industry surveys of compensation for comparable positions with similar institutions in the State of Washington, the Pacific Northwest and the United States. Consultant reports and analysis, which include industry surveys, are used as one element in determining the competitiveness of the compensation of the Company’s executives.

The Compensation Committee does not target a specific percentage, or benchmark, of peers or survey data. It is not anticipated that the limitations on deductibility, under the Internal Revenue Code Section 162(m), of compensation to any one executive that exceeds $1,000,000 in a single year will apply to WBCO or its subsidiaries in the foreseeable future. In the event that such limitation would apply, the Compensation Committee will analyze the circumstances presented and act in a manner that, in its judgment, would be in the best interests of the Company. This may or may not involve actions to preserve deductibility.

Components of WBCO’s compensation programs for Named Executives are as follows:

Base Salary and Bonus. Salary levels of executive officers are designed to be competitive within the banking industry. In setting competitive salary ranges, the Compensation Committee works with management to periodically evaluate current salary levels of other financial institutions with size, lines of business, geographic locations and market place position similar to WBCO’s based on the peer data and industry surveys described above. The Compensation Committee does not use a targeted benchmark, or other formula, to establish salaries. The Chief Executive Officer provides recommendations for the base salaries of the Company’s other Named Executives. The Compensation Committee reviews and approves or disapproves such recommendations. Salary levels are typically considered annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Merit-based increases to salaries are based on the Compensation Committee’s assessment of the individual’s performance. From time to time, the Company considers discretionary cash bonuses unrelated to incentive plans and paid such a bonus to employees in December 2013 based on individual and Company performance. Bonuses for the Named Executives were paid at 10% of base salary, with the exception of Mr. Kuenzi who received a higher cash bonus to recognize his contributions. Further, at the time, Mr. Kuenzi was not scheduled to receive an equity grant that was awarded to the other executives in January 2014. Bonuses are reflected on the Summary Compensation Table later in this proxy statement.

Cash Incentive Plan Awards. The Compensation Committee and the Board decided to continue to suspend cash incentive plans for 2013 based on budgeted profit levels and recent annual results.

Stock Option and Other Stock-Based Compensation. Equity-based compensation is intended to more closely align the financial interests of WBCO’s executives with long-term shareholder value and to assist in the retention of executives who are key to the success of WBCO and Whidbey Island Bank. Equity-based compensation generally has been in the form of incentive stock options and restricted stock awards pursuant to existing stock plans. Grants of equity awards are based on the performance of WBCO and various subjective factors relating primarily to the responsibilities of individual executives and their expected future contributions to the Company. WBCO’s general practice has been to award a higher number of RSUs to officers with greater responsibilities.

The Compensation Committee determines from time to time which of the Named Executives, if any, will receive stock awards and determines the number of shares subject to each grant, considering the value of such grants at the time of the award. Recommendations for awards to other officers are made by executive management to the Compensation Committee. Stock awards are entirely discretionary. For 2013, the Committee reviewed management’s recommendation for the number of restricted stock unit awards (“RSUs”) to officers other than the CEO. After considering the compensation study for specified officers, assessing the competitiveness of its compensation within the industry, and with the intention to move closer to the median for total compensation, the Committee approved awards totaling 21,000 RSUs for five executive officers. An award of 7,500 RSUs was approved for the CEO, consistent with the total to each of the other Named Executives. The grants are reflected in the Summary Compensation Table and the Grants of Plan-Based Awards table later in this proxy statement.

Stock options are granted at the closing price of the Company’s Common Stock as reported on NASDAQ on the date of the grant. The majority of the awards granted by the Committee vest at a rate of equal percentages per year over three- to five-year periods, although the Stock Plan has provisions for exceptions in the case of certain terminations of employment or extraordinary events. Individual vesting periods of awards are determined by the Compensation Committee and may, at the Committee’s discretion, be considered independently from other awards.

Equity-based compensation generally has been in the form of incentive stock options, restricted stock unit awards and restricted stock awards pursuant to shareholder approved stock incentive plans, including the current 2005 Stock Incentive Plan. The plans are designed to provide a form of incentive compensation that promotes high performance and achievement of corporate goals by directors and employees, encourages the growth of shareholder value, and allows employees to participate in the long-term growth and profitability of the Company.

Hiring Incentives. The Company considers hiring bonuses as an effective leverage point in attracting executive talent. Bonuses may be used as an incentive to an executive candidate to provide compensation in lieu of forfeited benefits from a previous employer in an effort to promote acceptance of a job offer from WBCO. Discretion is used in determining the amount of the hiring bonus to be offered, based, in part, on the amount and type of compensation forfeited, negotiated individual requirements, and common industry practices. The Compensation Committee reviews hiring bonus incentives. During 2013, no hiring bonuses were paid to the Named Executives.

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

Deferred Compensation Plan. In December 2000, the Bank approved the adoption of an Executive Deferred Compensation Plan (“Comp Plan”) to take effect January 2001, under which select participants may elect to defer receipt of a portion of eligible compensation. In December 2007, the Bank’s Board of Directors approved a resolution to suspend the Comp Plan effective January 1, 2008 and no contributions were allowed during calendar year 2008 due to the then-pending merger. The Comp Plan was reinstated and new contributions were permitted beginning January 2009. The Bank’s Board of Directors again approved a resolution to suspend the Comp Plan effective January 1, 2014 following the agreement to merge with Heritage Financial Corporation, which is expected to take place during the first half of 2014.

The following is a summary of the principal provisions of the Comp Plan:

Purpose. The purpose of the Comp Plan is to (1) provide a deferred compensation arrangement for a select group of management or highly compensated employees within the meaning of Sections 201(2) and 301(a)(3) of ERISA and directors of the Bank, and (2) attract and retain the best available personnel for positions of responsibility with the Bank and its subsidiaries. The Comp Plan is an unfunded deferred compensation agreement. Participation in the Comp Plan is voluntary and available to the Company’s executive officers, senior vice presidents, and directors.

Contributions and Earnings. Eligible compensation for executives includes 25% of salary and 50% of annual cash incentive award. In no event may a participant’s total deferral reduce his taxable income to an amount less than the Social Security Wage Base in any calendar year. Participants may change their deferral election only during the annual open enrollment period, but may request a change in their investment strategy as often as monthly. The Bank retains the deferrals and credits a bookkeeping account in the participant’s name. Earnings accumulate on a tax-deferred basis and are based on the participant’s election of an investment index including various mutual funds. A third-party service provider tracks the contributions and earnings; the Bank audits the reports and provides periodic statements of account activity and balance information to individual participants.

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

Chief Executive Officer Compensation. In 2010, the Compensation Committee completed a multi-year process that involved a review of Mr. Wagner’s compensation package. Due to the change in circumstances following a terminated merger in 2008 and the Board’s desire to retain Mr. Wagner’s employment, the Compensation Committee began to discuss retirement benefits and stock awards for Mr. Wagner to approximate the amount of change in control termination benefit he expected with his retirement - approximately $900,000. With the assistance of Bank Compensation Consulting, the Company and the Bank entered into Salary Continuation Plans with Mr. Wagner. (see Retirement Agreement for Mr. Wagner for additional detail regarding the Salary Continuation Plans)

The Compensation Committee considered qualitative accomplishments in 2013. The Compensation Committee recognized the substantial time and effort expended by management (1) in continuing the successful operations of the Company, (2) maintaining profitability, and (3) sustaining corporate performance.

Based on the foregoing, and consistent with the Compensation Committee’s overall compensation philosophy, the Compensation Committee made the following determinations with respect to the Chief Executive Officer’s compensation in 2013: Mr. Wagner’s salary remained at $375,000 for 2013, he received a cash bonus of $37,500 paid in December 2013, and he received a restricted stock unit award totaling 7,500 units vesting on three annual dates beginning January 24, 2014.

Conclusion. The Compensation Committee believes that for the 2013 fiscal year, the compensation of Mr. Wagner, as well as for the other Named Executives, was consistent with WBCO’s overall compensation philosophy and the performance of the Company for the year.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
PEO John Wagner	2013	375,000	37,500	104,325 (1)	—	—	194,547 (2)	13,472 (3)	724,844
Wagner	2012	375,000	37,500	223,429 (4)	—	—	157,419 (5)	11,680 (3)	805,028
Wagner	2011	375,000	14,000 (6)	64,700 (7)	—	—	298,814 (8)	27,924 (9)	780,438
PFO Richard Shields	2013	235,620	23,562	55,640 (1)	—	—	1,017 (10)	8,012 (11)	323,851
Shields	2012	231,000	23,100	39,840 (12)	—	—	NA	7,841 (11)	301,781
Shields	2011	225,002	7,056 (6)	32,350 (7)	—	—	NA	7,661 (11)	272,069
CEO Bryan McDonald	2013	250,000	25,000	69,550 (1)	—	—	NA	7,193 (11)	351,743
McDonald	2012	231,500	23,150	53,120 (12)	—	—	NA	7,261 (11)	315,031
McDonald	2011	206,000	8,000 (6)	32,350 (7)	—	—	NA	7,091 (11)	253,441
CBO George Bowen	2013	204,953	20,495	55,640 (1)	—	—	1,630 (10)	6,322 (11)	289,040
Bowen	2012	190,000	19,000	39,840 (12)	—	—	372 (10)	5,172 (11)	254,384
CCO Daniel Kuenzi	2013	208,080	56,808	55,640 (1)	—	—	NA	7,185 (11)	327,713
Kuenzi	2012	187,500	18,750	39,840 (12)	—	—	NA	6,330 (11)	252,420

(1)
Reflects an award of restricted stock units granted on 1/24/13 (the Nasdaq market closing price on such date was $13.91). For information concerning the valuation assumptions used for the FASB ASC 718 fair value awards, see Note (1)(r) and Note (17) of Notes to Consolidated Financial Statements included in Item 8.

(2)
Reflects an accounting expense of $85,403 and a payout of benefits of $50,000 under the Salary Continuation Plan, plus the participant’s net annual change in value for Comp Plan earnings of $59,144; employee elected not to contribute to the Comp Plan in 2013.

(3)
The amount disclosed represents matching contributions under the Company’s 401(k) Plan; insurance premiums for long-term disability, group term life, and accidental death and dismemberment insurance; and the value associated with the personal use of a Company-owned vehicle.

(4)
Reflects two awards of restricted stock units. One was granted on 2/23/12 (the Nasdaq market closing price on such date was $13.28, which is the “fair value” of the grant on the grant date), and the second award was granted on 5/24/12 (the Nasdaq market closing price as of such date was $13.49). For information concerning the valuation assumptions used for the FASB ASC 718 fair value awards, see Note (1)(r) and Note (17) of Notes to Consolidated Financial Statements.

(5)
Reflects a payout of benefits under the Salary Continuation Plan of $116,667 plus the participant’s net annual change in value for Comp Plan earnings of $40,752; employee elected not to contribute to the Comp Plan in 2012.

(6)	A company-wide cash bonus distributed to employees in December 2010 was paid to executives in January 2011.
(7)
Reflects an award of restricted stock units granted on 6/23/11 (the Nasdaq market closing price on such date was $12.94). For information concerning the valuation assumptions used for the FASB ASC 718 fair value awards, see Note (1)(r) and Note (17) of Notes to Consolidated Financial Statements.

(8)	Reflects accrued benefits under the Salary Continuation Plan and the participant’s net annual change in value for Comp Plan earnings; employee elected not to contribute to the Comp Plan in 2011.
(9)
The amount disclosed represents: a $14,424 one-time payout of unused vacation; matching contributions under the Company’s 401(k) Plan; insurance premiums for long-term disability, group term life, and accidental death and dismemberment insurance; and the value associated with the personal use of a Company-owned vehicle.

(10)	Reflects the participant’s net annual change in value for Comp Plan earnings.
(11)	The amount disclosed represents matching contributions under the Company’s 401(k) Plan, together with long-term disability, group term life, and accidental death and dismemberment insurance premiums.
(12)
Reflects an award of restricted stock units granted on 2/23/12 (the Nasdaq market closing price on such date was $13.28). For information concerning the valuation assumptions used for the FASB ASC 718 fair value awards, see Note (1)(r) and Note (17) of Notes to Consolidated Financial Statements.

Messrs. Bowen and Kuenzi became executive officers in 2012.

Employment Agreements. For the reported periods, the Company had executive employment agreements with Messrs. Bowen, Eng, Kuenzi, McDonald, Shields and Wagner, the terms of which are substantially the same, except as described below.

Mr. Wagner’s employment agreement provides that, following termination of his employment by the Company without cause or by Mr. Wagner for good reason, he is entitled to employer-paid health and dental insurance benefits for a maximum period of 18 months or, if earlier, until such time that he becomes eligible for comparable group insurance coverage in connection with new employment. Mr. Wagner is subject to a provision prohibiting him from soliciting the customers or employees of Washington Banking for a period of 18 months following his employment termination, but Mr. Wagner’s agreement does not include a non-compete clause and has no other separation or change in control benefits.

Messrs. Bowen, Kuenzi and Shields are eligible for certain payments and benefits under their respective employment agreements if the executive officer’s employment is terminated without cause or the executive officer terminates employment for good reason. The termination benefits under the employment agreements are calculated based on an amount equal to two times the executive officer’s highest annual base salary over the prior three years, plus an amount equal to two times the greater of the annual bonus last paid to the executive under the employment or two times the average bonus paid over the prior three years. Payment of the benefits commences on the 60th day following the executive officer’s termination of employment, provided that the executive officer has executed a release of claims, and continues with regular equal payments on the employer’s payroll schedule until two years after termination of employment. In addition, the employment agreements provide that, following termination of employment by Washington Banking without cause or by the executive for good reason, the executive officer is entitled to health and dental insurance benefits until such time that the executive officer becomes eligible for comparable group insurance coverage in connection with new employment for a maximum period of 18 months except that, with respect to Mr. Bowen, such benefits are not payable for a termination of employment within two years following a change in control. The employment agreements contain a covenant not to compete with Washington Banking’s business for a period of 18 months (or 12 months in the event of a termination within 12 months following a change in control, which the proposed merger with Heritage Financial Corporation constitutes for purposes of the agreements) following employment termination, and not to solicit Washington Banking’s employees or customers for a period of 18 months following employment termination. Each of the agreements provides for reduction of the executive officer’s payments and benefits to the maximum amount that does not trigger the Internal Revenue Code Section 280G excise tax unless the executive would be better off (on an after-tax basis) receiving all payments and benefits due and paying all excise and income taxes.

The agreements for all six executives annually renew, with automatic extensions of one year unless written notice of nonrenewal is provided by either party.
Retirement Agreement for Mr. Wagner. In an effort to recognize Mr. Wagner for his contributions in rebuilding the Company after the 2008 terminated merger attempt, the Compensation Committee engaged a consultant and designed a compensation package of retirement benefits and stock awards for Mr. Wagner that complied with TARP restrictions and met the goals of providing Mr. Wagner a retirement benefit and incentives to maintain his focus on rebuilding the Company and positioning it for growth. The Compensation Committee ultimately provided a mix of salary continuation plans, a post-retirement benefit on or after age 69 (in 2012), and restricted stock awards vesting over three years.
The Company and the Bank are each party to a Salary Continuation Plan with Mr. Wagner dated December 10, 2010 (we refer to these collectively as the “SCPs” and individually as the “Bank SCP” and the “Company SCP”). The SCPs provide for a fixed schedule of retirement benefits to be paid to Mr. Wagner. Benefits under the Bank SCP commenced on August 24, 2012, when Mr. Wagner reached age 69. Benefits under the Company SCP commence upon his retirement on or after August 24, 2015, when Mr. Wagner reaches age 72. The Bank SCP normal retirement benefit was an initial lump sum payment of $100,000 plus $50,000 per year for five years from age 69, and the Company SCP normal retirement benefit provides an additional $25,000 per year for five years from age 72. If Mr. Wagner terminates employment prior to age 72 and prior to a change in control, the Company SCP generally provides for a lump sum payment of the vested, GAAP-accrued amount under the Company SCP, in addition to the normal retirement payments under the Bank SCP. For a termination following a change in control (which the proposed merger with Heritage Financial Corporation constitutes for purposes of the SCPs), the Company SCP provides for a lump sum payment of $125,000 and the Bank SCP provides for a lump sum payment of the vested, GAAP-accrued amount. If Mr. Wagner dies while receiving payments, his estate will receive the remainder of the scheduled payments under both the Bank SCP and the Company SCP. During 2013, Mr. Wagner received the $50,000 annual benefit from the Bank.
The SCPs include limits on benefits if the benefit would be non-deductible as an excess parachute payment under Sections 280G and 4999 of the Internal Revenue Code, as well as provisions to ensure compliance with Section 409A of the Internal Revenue Code and applicable bank regulations related to golden parachute payments.

Other Benefits. The Company maintains a salary savings 401(k) Plan for its employees, including its executive officers. All persons employed by the Company who are at least 21 years of age may elect to contribute a portion of their salary to the 401(k) Plan beginning the first of the month following the employee’s date of hire. Participant employees are eligible to receive Company contributions following completion of at least one year of service and an annual minimum of 1,000 service hours; contributions of up to 6% of salary are matched 50% by the Company, subject to certain specified limits. WBCO contributed approximately $35 thousand in matching funds for the Named Executives to the 401(k) Plan during 2013.
The Company provides the Named Executives benefits generally available to all employees including a group health insurance plan, and vacation and sick-pay benefits.
Grants of Plan-Based Awards

Name	Grant Date (1)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(2)
PEO John Wagner	1/24/2013	7,500	—	NA	104,325
PFO Richard Shields	1/24/2013	4,000	—	NA	55,640
CEO Bryan McDonald	1/24/2013	5,000	—	NA	69,550
CBO George Bowen	1/24/2013	4,000	—	NA	55,640
CCO Daniel Kuenzi	1/24/2013	4,000	—	NA	55,640

(1)	All awards were approved and granted on the same date.

(2)
For information concerning the valuation assumptions used for the FASB ASC 718 fair value awards, see Item 8.- Financial Statements and Supplementary Data, Note (1)(r) and Note (17) of Notes to Consolidated Financial Statements.

Stock Incentive Plan. WBCO shareholders approved the 2005 Stock Incentive Plan (“2005 Plan”), which makes available 833,333 shares of common stock for incentive and nonqualified stock options, or ISOs and NSOs, restricted stock awards and other equity-based awards. The following is a summary of the principal provisions of the 2005 Plan:

Purpose. The purpose of the 2005 Plan is to (1) enhance the long-term profitability and shareholder value by offering equity-based incentive awards to employees, directors, consultants and agents of, and individuals to whom offers of employment have been made by, WBCO and its subsidiaries; (2) attract and retain the best available personnel for positions of responsibility with WBCO and its subsidiaries; and (3) encourage employees and directors to acquire and maintain stock ownership in WBCO.

Shares Subject to Plan. The number of shares available under the 2005 Plan is adjusted for any stock splits, stock dividends, or other changes in the capitalization of the Company. To the extent permitted by applicable law, expired, forfeited, terminated or canceled award shares will become available again for new awards. As of February 28, 2014, there were: 85,374 shares subject to options granted but not exercised, and 122,621 restricted stock units that remain subject to vesting conditions. As of February 28, 2014, shares issued pursuant to grants under the 2005 Plan include: 77,500 shares issued upon exercise of options; 199,945 shares issued upon vesting of restricted stock units; and 20,065 shares issued as restricted stock that have since satisfied the restrictions and are now unrestricted shares.

Limitations. Not more than 25% of the aggregate number of shares available under the Plan may be issued to any participant during any one calendar year. In addition, in the case of ISOs, the aggregate fair market value of all shares becoming exercisable in any one year shall not exceed $100,000.

Types of Awards. Awards may include: stock options, restricted stock awards, restricted stock units, performance shares, performance units, stock appreciation rights or dividend equivalent rights. ISOs are intended to meet all the requirements of an “Incentive Stock Option” as defined in Section 422 of the Internal Revenue Code.

Stock Option Grants. The exercise price for each option granted is determined by the Compensation Committee, and for ISOs will not be less than 100% of the fair market value of WBCO common stock on the date of grant. For purposes of the 2005 Plan, “fair market value” means the closing transaction price of the common stock on the date of grant as reported on the Nasdaq Global Select Market System. NSOs are also issued at fair market value on the date of grant.

The term of options are fixed by the Compensation Committee. No ISO can be exercisable after 10 years from the date of the grant. Each option is exercisable pursuant to a vesting schedule determined by the Compensation Committee.

Amendment and Termination. The Plan expires ten years after its effective date, provided that any outstanding awards at that time will continue for the duration of the award. The Board may terminate the 2005 Plan at any time. The Board may amend the Plan at any time, except that shareholder approval is required to (i) increase the number of shares of common stock subject to the Plan, (ii) increase the type of eligible participants, or (iii) make any amendment that would require shareholder approval under any applicable law or regulation.
Outstanding Equity Awards at Fiscal Year-End
The following table summarizes the outstanding equity awards held by the Named Executives as of December 31, 2013.

Name	Option Awards				Stock Awards
	Number of Securities underlying unexercised Options (#)	Number of Securities underlying unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#) (1)	Market Value of Shares or Units of Stock that Have Not Vested ($) (2)
	Exercisable	Unexercisable
PEO John Wagner	12,000	—	9.11	6/26/2018	7500 (3)	132,975
Wagner	2,627	—	15.98	4/26/2017	4000 (4)	70,920
Wagner	496	—	14.60	4/17/2016	1667 (5)	29,556

PFO Richard Shields	14,500	—	9.11	6/26/2018	4000 (3)	70,920
Shields	2,627	—	15.98	4/26/2017	2000 (6)	35,460
Shields	496	—	14.60	4/17/2016	834 (7)	14,787

CEO Bryan McDonald	5,000	—	9.11	6/26/2018	5000 (3)	88,650
McDonald	1,194	—	15.98	4/26/2017	2666 (8)	47,268
McDonald	—	—	NA	NA	834 (7)	14,787

CBO George Bowen	—	—	NA	NA	4000 (3)	70,920
Bowen	—	—	NA	NA	2000 (6)	35,460
Bowen	—	—	NA	NA	334 (9)	5,922

CCO Daniel Kuenzi	2,000	—	9.11	6/26/2018	4000 (3)	70,920
Kuenzi	717	—	15.98	4/26/2017	2000 (6)	35,460
Kuenzi	1,000	—	15.77	1/25/2017	334 (9)	5,922

(1)	All unvested RSUs vest upon a change of control event.

(2)	Market value on 12/31/13 using closing price of $17.73.

(3)	Scheduled to vest in one-third portions annually, beginning 1/24/14.

(4)	2,000 RSUs scheduled to vest on 2/23/14; 2,000 RSUs scheduled to vest on 2/23/15.

(5)	1,667 RSUs scheduled to vest on 6/23/14.

(6)	1,000 RSUs scheduled to vest on 2/23/14; 1,000 RSUs scheduled to vest on 2/23/15.

(7)	834 RSUs scheduled to vest on 6/23/14.

(8)	1,333 RSUs scheduled to vest on 2/23/14; 1,333 RSUs scheduled to vest on 2/23/15.

(9)	334 RSUs scheduled to vest on 6/23/14.

Option Exercises and Stock Vested. The following table summarizes the realized value of option exercises and restricted stock vested during 2013 held by the Named Executives:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
PEO John Wagner	—	NA	3,667	50,391
PFO Richard Shields	—	NA	2,472 (1)	41,760(1)
CEO Bryan McDonald	—	NA	3,001	41,678
CBO George Bowen	—	NA	1,333	18,419
CCO Daniel Kuenzi	—	NA	1,007 (2)	18,419 (2)
(1) 528 shares were surrendered to fulfill the tax obligation at vesting. Value realized is for 3,000 vested shares.
(2) 326 shares were surrendered to fulfill the tax obligation at vesting. Value realized is for 1,333 vested shares.

Non-qualified Deferred Compensation. The following table summarizes contributions and earnings in the Comp Plan by the Named Executives as of December 31, 2013:

Name	Executive Contributions in Last FY (1) ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY (2) ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)
PEO John Wagner	—	—	59,144	—	419,409
PFO Richard Shields	15,000	—	1,017	NA	16,017
CEO Bryan McDonald	—	NA	NA	NA	NA
CBO George Bowen	14,295	—	1,630	—	28,077
CCO Daniel Kuenzi	—	NA	NA	NA	NA

(1) Also reported on Summary Compensation Table as Salary.
(2) Reflects the participant’s net annual change in value for Comp Plan earnings. Also reported on Summary Compensation Table.
Pension Benefits

Name	Plan Name	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year
PEO John Wagner	Salary Continuation Plan - Bank (1)	183,333	50,000
PEO John Wagner	Salary Continuation Plan - Company (1)	125,000	—

(1) See Retirement Agreement for Mr. Wagner for additional detail regarding the Salary Continuation Plans.

Potential Payments on Termination or Change in Control. The section below describes the payments that may be made to Named Executives upon Separation, as defined below, pursuant to individual agreements, or in connection with a Change in Control.

Executive Severance and Employment Agreements. The Company is party to executive employment agreements with Messrs. Bowen, Eng, Kuenzi, McDonald, Shields and Wagner. Mr. Wagner’s employment agreement does not provide for severance benefits outside of those specified in his Salary Continuation Plan. The SCPs provide that if Mr. Wagner is terminated following a change of control and prior to reaching age 72, he would be entitled to the remaining payments as scheduled from the Bank plus a lump sum payment of $125,000 from the Company.

The employment agreements for Messrs. Bowen, Eng, Kuenzi, McDonald and Shields provide for a severance benefit to be paid in the event of a Change of Control and termination of the executive either by employer without Cause, or by the executive for Good Reason (all as defined in the agreements). The agreements provide that the executive would receive a severance benefit in an amount equal to two times the amount of his highest base salary over the prior three years plus two times the amount of the annual bonus last paid, or two times the average bonus paid over the prior three years, whichever is greater.
The provisions of the executive employment agreements are triggered by a “change of control,” which means a change “in the ownership or effective control” or “in the ownership of a substantial portion of the assets” of the Company, as such terms are defined and used in Section 280G of the Internal Revenue Code. The proposed merger with Heritage Financial Corporation will qualify as a change of control.

Termination Due to Disability or Upon Death. If the Company terminates Messrs. Bowen, Eng, Kuenzi, McDonald or Shields, on account of any mental or physical disability that prevents him from discharging his duties under his employment agreement, he is entitled to all base salary earned and reimbursement for expenses incurred through the termination date, plus a pro rata portion of any annual bonus for the year of termination. If Mr. Wagner is terminated for disability reasons prior to reaching age 72, the SCPs provide that he would be entitled to the remaining payments as scheduled from the Bank plus a lump sum payment of $125,000 from the Company.

In case of the death of Messrs. Bowen, Eng, Kuenzi, McDonald or Shields, the Company is obligated to pay to his surviving spouse, or if there is none, to his estate that portion of his base salary that would otherwise have been paid to him for the month in which his death occurred, and any amounts due him pursuant to any deferred compensation plan, and any other death, insurance, employee benefit plan or stock benefit plan provided to him by the Company. If Mr. Wagner dies while employed and receiving benefits under the SCP, his estate is entitled to receive the remaining payments as scheduled from the Bank and $25,000 per year for five years from the Company, in addition to any amounts due him pursuant to a deferred compensation plan, and any other death, insurance, employee benefit plan or stock benefit plan provided to him by the Company.

The table below estimates amounts payable upon a separation as if the Named Executive separated from service on December 31, 2013, using the closing share price of WBCO common stock of $17.77 as of 12/31/13:

Name	Before Change in Control Termination w/o Cause or for Good Reason ($)	After Change in Control Termination ($)	Death ($)	Disability ($)
PEO John Wagner	762,646 (1)	996,097 (1)(2)	1,172,646 (3)	772,646 (4)
PFO Richard Shields	549,325 (5)	670,492 (5)(6)	550,000 (7)	12,755 (8)
CEO Bryan McDonald	566,074 (9)	716,779 (9)(10)	450,000 (11)	13,885 (8)
CBO George Bowen	491,195 (12)	603,497 (12)(13)	400,000 (14)	10,032 (8)
CCO Daniel Kuenzi	543,598 (9)	655,900 (9)(13)	400,000 (14)	11,633 (8)

(1)	Includes: deferred compensation balance of $419,409; SCPs benefit of $308,333; and payout of accrued vacation.

(2)	Includes the value of accelerated vesting of 13,167 shares of restricted stock.

(3)	Includes: deferred compensation balance of $419,409; life insurance benefit of $260,000; BOLI survivor benefit of $150,000; Salary Continuation Plan benefit of $308,333; and accrued vacation payout.

(4)
Includes: deferred compensation balance of $419,409; SCPs benefit of $308,333; payout of accrued vacation; and $10,000 reflecting the first payment of a monthly benefit paid to the individual by a fully-insured policy while the individual remains disabled but for a maximum of 12 months.

(5)	Includes salary and non-equity incentive plan payouts; premiums for health and dental insurance for 18 months; payout of accrued vacation; and deferred compensation balance of $16,017.

(6)	Includes the value of accelerated vesting of 6,834 shares of restricted stock.

(7)	Includes life insurance benefit of $400,000 and BOLI survivor benefit of $150,000.

(8)	Includes payout of accrued vacation, plus $10,000 reflecting the first payment of a monthly benefit paid to the individual by a fully-insured policy while the individual remains disabled up to age 65.

(9)	Includes salary and non-equity incentive plan payouts; premiums for health and dental insurance for 18 months; and payout of accrued vacation.

(10)	Includes the value of accelerated vesting of 8,500 shares of restricted stock.

(11)	Includes life insurance benefit of $400,000 and BOLI survivor benefit of $50,000.

(12)	Includes salary and non-equity incentive plan payouts; premiums for health and dental insurance for 18 months; payout of accrued vacation; and deferred compensation balance of $28,077.

(13)	Includes the value of accelerated vesting of 6,334 shares of restricted stock.

(14)	Life insurance benefit.

Director Compensation

Name	Year	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rhoda Altom	2013	25,750	0 (1)	—	—	1,545 (6)	—	25,750
Mark Crawford (2)	2013	30,250	34,775 (3)	—	—	NA	—	65,025
Deborah Gavin	2013	29,000	0 (1)	—	—	NA	—	29,000
Jay Lien (4)	2013	30,500	34,775 (3)	—	—	NA	—	65,275
Gragg Miller (5)	2013	33,250	34,775 (3)	—	—	NA	—	68,025
Anthony Pickering (4)	2013	46,750	34,775 (3)	—	—	NA	—	81,525
Robert Severns (5)	2013	32,250	34,775 (3)	—	—	6,784 (6)	—	67,025
Edward Wallgren (7)	2013	9,000	34,775 (3)	—	—	16,340 (6)	—	60,115

(1)	There were no stock awards granted to Directors Altom and Gavin during 2013; they joined the Board in February 2013.

(2)	As of 12/31/13, the aggregate number of stock awards outstanding was 3,833; and zero stock options outstanding.

(3)
The value as of the grant date of a Restricted Stock Unit award for 2,500 units granted January 24, 2013 based on the Nasdaq closing price of $13.91 on January 24, 2013. Scheduled to vest in one-third portions annually beginning on 1/24/14. All unvested RSUs vest upon a change of control event.

(4)	As of 12/31/13, the aggregate number of stock awards outstanding was 4,500; the aggregate number of stock options outstanding was 2,925.

(5)	As of 12/31/13, the aggregate number of stock awards outstanding was 4,500; and zero stock options outstanding.

(6)	Reflects the participant’s net annual change in value for Comp Plan contributions.

(7)
Wallgren retired from the Board as of May 2, 2013. Outstanding stock awards vested as of the retirement date. The aggregate number of stock awards outstanding as of 5/2/13 was 5,667; the aggregate number of stock options outstanding was 2,925.

During 2013, the Company’s non-officer, non-chairman directors received a monthly retainer of $1,250 plus $750 for each monthly board meeting attended, and $500 for each special board meeting attended. The Audit Committee Chairman, the Compensation Committee Chairman, the Corporate Governance/ Nominating Committee Chairman, and the named Audit Committee Financial Expert each received an additional $250 per month. Excluding the Chairman of the Board, non-officer directors received $500 for each committee meeting attended for which they were a member. The Chairman of the Board received a monthly retainer of $1,250 plus $1,250 for each monthly board meeting attended and an additional $1,250 per month, but did not receive committee meeting fees. Mr. Wagner is the only officer-director who served during 2013 and he is a director of both the Company and the Bank. Mr. McDonald was elected as an officer-director to the Bank board beginning January 1, 2012, but is not a director of the Company. The officer-directors do not receive fees for service as a director. While it is recommended that directors are also shareholders of WBCO stock, there is no requirement that a director must have an equity ownership position in the Company.

Since 1993, the Company has used shareholder-approved stock award plans that allow for stock options and awards to be granted to directors, as well as officers and key employees. On January 24, 2013, the six non-officer directors who were then serving terms were each granted a restricted stock unit award of 2,500 units (each unit represents one share) of WBCO stock and the value was reported as part of their compensation for 2013. As of February 28, 2014, stock awards representing 8,750 shares had been granted to directors in 2014.

Compensation Committee Report. The Compensation Committee certifies that:

1.
It has reviewed with senior risk officers the senior executive officer (SEO) compensation plans and has made all reasonable efforts to ensure that these plans do not encourage SEOs to take unnecessary and excessive risks that threaten the value of the Company;

2.	It has reviewed with senior risk officers the employee compensation plans and has made all reasonable efforts to limit any unnecessary risks these plans pose to the Company; and

3.
It has reviewed the employee compensation plans to eliminate any features of these plans that would encourage the manipulation of reported earnings of the Company to enhance the compensation of any employee.

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K.

The Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K for the year ended December 31, 2013.

Respectfully submitted by:

Compensation Committee:

Robert T. Severns, Chairman
Mark D. Crawford
Deborah J. Gavin
Jay T. Lien
Anthony B. Pickering

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth information with respect to beneficial ownership of WBCO’s common stock by (a) each director as of February 28, 2014; (b) the Company’s executive officers as of February 28, 2014; (c) all directors and executive officers as a group as of February 28, 2014 and (d) all shareholders known by WBCO to be the beneficial owners of more than 5% of the outstanding shares of WBCO common stock as of the date indicated in filings by such owners with the SEC. Except as noted below, WBCO believes that the beneficial owners of the shares listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares. The percentages shown are based on the number of shares of WBCO common stock deemed to be outstanding, under applicable regulations (including options exercisable and RSUs vesting within sixty days of February 28, 2014). WBCO has one outstanding class of securities - common stock.

	Shares Beneficially Owned at
	February 28, 2014
Name	Number		Percentage of Outstanding Common Stock
John L. Wagner, Director, President and CEO	102,533	(1)	*
Bryan McDonald, President and CEO/ Whidbey Island Bank	26,957	(2)	*
Richard A. Shields, Executive Vice President and Chief Financial Officer	44,520	(3)	*
George W. Bowen, Executive Vice President and Chief Banking Officer	3,239		*
Edward Eng, Executive Vice President and Chief Administrative Officer	5,034		*
Daniel E. Kuenzi, Executive Vice President and Chief Credit Officer	8,331	(4)	*
Rhoda L. Altom, Director	765		*
Mark D. Crawford, Director	2,167		*
Deborah J. Gavin, Director	—		*
Jay T. Lien, Director	74,320	(5)	*
Gragg E. Miller, Director	17,969		*
Anthony B. Pickering, Director	61,102	(6)	*
Robert T. Severns, Director	7,416		*
Directors and executive officers as a group (13 persons)	354,353	(7)	2.3%
Name and Address
Forest Hill Capital, LLC / Mark Lee 100 Morgan Keegan Dr, Suite 430 Little Rock, AR 72202	1,483,406	(8)	9.5%
Wellington Management Company, LLP 280 Congress St Boston, MA 02210	1,045,298	(8)	6.7%

*    Represents less than 1.0%

(1)	Includes 15,123 shares issuable upon exercise of options: 12,000 are exercisable at $9.11 per share, 496 are exercisable at $14.60 per share, and 2,627 are exercisable at $15.98 per share.

(2)	Includes 6,194 shares issuable upon exercise of options: 5,000 are exercisable at $9.11 per share, and 1,194 are exercisable at $15.98 per share.

(3)	Includes 17,623 shares issuable upon exercise of options: 14,500 are exercisable at $9.11 per share, 496 are exercisable at $14.60 per share and 2,627 are exercisable at $15.98 per share.

(4)	Includes 3,717 shares issuable upon exercise of options: 2,000 are exercisable at $9.11 per share, 1,000 are exercisable at $15.77 per share and 717 are exercisable at $15.98 per share.

(5)
Includes 2,925 shares issuable upon exercise of options, and 700 shares owned by Dan Garrison, Inc. Profit Sharing Plan, for which Mr. Lien is the Trustee. Of the 2,925 option shares, 1,162 are exercisable at $14.60 per share and 1,763 are exercisable at $15.98 per share.

(6)	Includes 2,925 shares issuable upon exercise of options: 1,162 are exercisable at $14.60 per share and 1,763 are exercisable at $15.98 per share.

(7)	Includes 48,507 shares issuable pursuant to options exercisable within 60 days of the date of this table at exercise prices ranging from $9.11 to $15.98 per share.

(8)	Based on information set forth in Schedule 13G filed with the SEC on February 14, 2014.
The "Equity Compensation Plan Information” table is included in Item 5 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Related Party Transactions. During 2013, certain directors and executive officers of WBCO and the Bank, and their associates, were customers of the Bank, and it is anticipated that such individuals will be customers of the Bank in the future. Insider “related interests” are disclosed through annual questionnaires and reported in compliance with applicable federal and state laws, and banking regulations. Pursuant to written Company policies and procedures, insider transactions are promptly and fully disclosed to the Board by senior management in conjunction with the Bank’s compliance department. There is a formal review and approval process for loans extended by the Bank to related persons. WBCO does not extend credit to any officers or directors. However, many of our directors and officers, their immediate family members and affiliated businesses, borrow from and have deposits with the Bank. All transactions, including loans, between the Bank and its officers and directors, and their associates, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other unrelated persons. The aggregate outstanding amount of loans to directors and officers and their related parties was approximately $1.9 million on December 31, 2013, which represented approximately 1.04% of our consolidated shareholders’ equity at that date. Loans by the Bank to directors and designated executive officers are governed by Regulation O, 12 CFR Part 215. All of our Named Executives are designated as executive officers of the Bank under Regulation O.
Director Independence. The Board has determined that all non-management directors of the Company are “independent” as that term is defined in The Nasdaq Global Select Market listing requirements. In determining independence of directors, the Board considered the responses to annual Director & Officer Questionnaires that indicated no “related party transactions” as that is defined between the directors and the Company or the Bank other than routine banking transactions with Bank. The Board also considered the lack of any other reported transactions or arrangements; directors are required to report conflicts of interest and transactions pursuant to our Code of Conduct. The Company’s non-management directors meet in executive session, without management present, on a regular basis.

Item 14.  Principal Accounting Fees and Services

The firm of Moss Adams LLP (“Moss Adams”) was engaged by WBCO as its independent accountants for the year ended December 31, 2013. WBCO has selected the firm of Moss Adams as its independent accountants for the year ending December 31, 2014.

Fees Billed By Moss Adams During 2013

Audit and Non-audit Fees. The following table presents fees for professional audit services rendered by Moss Adams for the audit of the Company’s annual financial statements for 2013 and 2012, and fees billed for other services rendered by Moss Adams.

	2013	2012
Audit fees (1)	$307,000	$314,000
Audit related fees (2)	45,000	31,000
Tax fees	—	—
All other fees	—	—
	$352,000	$345,000

(1) Includes fees for audit of the Company’s annual consolidated financial statements; reviews of the Company’s quarterly consolidated financial statements; and audit of internal controls over financial reporting.

(2) Includes fees for audit of the Company’s 401(k) plan, HUD audit and miscellaneous accounting items.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th of March, 2014.

WASHINGTON BANKING COMPANY
(Registrant)

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated, on the 14th of March, 2014.

Principal Executive Officer:

By   /s/ John L. Wagner

John L. Wagner
President and
Chief Executive Officer

Principal Financial and Accounting Officer

By   /s/ Richard A. Shields

Richard A. Shields
Executive Vice President and
Chief Financial Officer

John L. Wagner, pursuant to a power of attorney which is being filed with this Annual Report on Form 10-K, has signed this report on March 14, 2014, as a director and as attorney-in-fact for the following directors who constitute a majority of the board of directors.

Rhoda L. Altom
Mark D. Crawford
Deborah J. Gavin
Jay T. Lien
Gragg E. Miller
Anthony B. Pickering
Robert T. Severns

By   /s/ John L. Wagner

John L. Wagner
Director and Attorney-in-fact
March 14, 2014

INDEX TO EXHIBITS

2.1		Purchase and Assumption Agreement (including shared loss agreements) with FDIC dated September 24, 2010 (incorporated by reference to Exhibit 2.1 to Form 8-K filed September 28, 2010)
2.2		Purchase and Assumption Agreement (including shared loss agreements) with FDIC dated April 16, 2010 (incorporated by reference to Exhibit 2.2 to Form 8-K filed April 21, 2010)
2.3
Agreement and Plan of Merger, dated as of October 23, 2013, by and between the Company and Heritage Financial Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed October 25, 2013) (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K)

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

10.1	*	1998 Stock Option and Restricted Stock Award Plan (2)
10.2	*	2005 Stock Incentive Plan (3)
10.3	*	Employment Agreement between the Company and John L. Wagner (4)
10.4	*	Employment Agreement between the Company and Richard A. Shields (4)
10.5	*	Employment Agreement between the Company and George Bowen, Edward Eng, and Daniel Kuenzi (5)
10.6	*	Executive Change of Control Agreement with Bryan McDonald (incorporated by reference to Exhibit 10.1 to Form 10-Q filed November 9, 2010)
10.7	*	Form of Amendment (409A) to Executive Change in Control and Executive Employment Agreements with Named Executive Officers effective December 31, 2010 (6)
10.8	*	Salary Continuation Agreement between the Company and John. L. Wagner dated effective December 30, 2010 (6)
10.9	*	Salary Continuation Agreement between the Bank and John. L. Wagner dated effective December 30, 2010 (6)
10.10	*	Form of Restricted Stock Award Agreement with John L. Wagner (6)
10.11	*	Form of Amendment to Employment Agreements (with Messrs. Shields and Kuenzi) dated December 20, 2013 (incorporated by reference to Exhibit 99.1 to Form 8-K filed December 27, 2013)
10.12
Form of Voting and Support Agreement, dated as of October 23, 2013, by and between directors and executive officers of the Company and Heritage Financial Corporation (incorporated by reference to Exhibit 99.1 to Form 8-K filed October 25, 2013)

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